Form 10-Q
period 1996-06-30
COVENANT TRANSPORT INC
filed 1996-08-13
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004

                                   FORM 10-Q

                                  (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                        Commission File Number 0-24960

                           Covenant Transport, Inc.
            (Exact name of registrant as specified in its charter)


             Nevada                                  88-0320154
(State or other jurisdiction of                   (I.R.S. employer
incorporation or jurisdiction)                 identification number)


                            1320 East 23rd Street
                            Chattanooga, TN 37404
                                (423) 629-393
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                              YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 7, 1996)

   Class A Common Stock, $.01 par value: 11,000,000 shares
   Class B Common Stock, $.01 par value:  2,350,000 shares

                                     Exhibit Index is on Page 12.

                             PART I
                     FINANCIAL INFORMATION


                                                                       PAGE
                                                                      NUMBER

 Item 1.  Financial statements

          Condensed consolidated balance sheets as of December 31,
           1995 and June 30, 1996 (unaudited). . . . . . . . . . . .     3

          Condensed consolidated statements of operations for
           the three and six months ended June 30, 1995 and
           1996 (unaudited). . . . . . . . . . . . . . . . . . . . .     4

          Condensed consolidated statements of stockholders'
           equity for the six months ended June 30, 1995 and
           1996 (unaudited). . . . . . . . . . . . . . . . . . . . .     5

          Condensed consolidated statements of cash flows for the
           six months ended June 30, 1995 and 1996 (unaudited) . . .     6

          Notes to condensed consolidated financial statements
           (unaudited) . . . . . . . . . . . . . . . . . . . . . . .     7

 Item 2.  Management's discussion and analysis of financial condition
           and results of operations . . . . . . . . . . . . . . . .   8 - 11


                            PART II
                       OTHER INFORMATION

                                                                        PAGE
                                                                       NUMBER

Item 1.  Legal proceedings . . . . . . . . . . . . . . . . . . . . .     12

Items 2.,
3., 4.,
and  5.  Not applicable

Item 6.  Exhibits and reports on Form 8-K. . . . . . . . . . . . . .     12

            COVENANT TRANSPORT, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEETS


                                            December 31, 1995    June 30, 1996
ASSETS                                                            (unaudited)

Current assets:
 Cash and cash equivalents                       $    461,288     $  1,456,509
 Accounts receivable, net of allowance of
  $400,000 in 1995, and $450,000 in 1996           29,737,998       33,023,305
 Drivers advances and other receivables             6,984,564          574,727
 Tires and parts inventory                            801,460          640,018
 Prepaid expenses                                   2,692,158        4,163,110
 Deferred income taxes                                176,000          162,000
                                                 ------------     ------------
     Total current assets                          40,853,468       40,019,669

Property and equipment, at cost                   149,428,386      177,506,853
Less accumulated depreciation and amortization     22,020,359       31,716,062
                                                 ------------     ------------
     Net property and equipment                   127,408,027      145,790,791

Other                                               1,119,484        1,189,782

     Total assets                                $169,380,979     $187,000,242
                                                 ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt            $     50,000     $     50,000
 Accounts payable                                   3,512,918        5,853,164
 Accrued expenses                                   3,152,199        4,240,818
                                                 ------------     ------------
     Total current liabilities                      6,715,117       10,143,982

Long-term debt, less current maturities            80,150,000       90,150,000
Deferred income taxes                               9,764,000       10,548,000
                                                 ------------     ------------
     Total liabilities                             96,629,117      110,841,982
                                                 ------------     ------------
Stockholders' equity:
  Class A common stock, $.01 par value;
   11,000,000 shares issued and outstanding           110,000          110,000
  Class B common stock, $.01 par value;
   2,350,000 shares issued and outstanding             23,500           23,500
  Additional paid-in capital                       50,469,596       50,469,596
  Retained earnings                                22,148,766       25,555,164
                                                 ------------     ------------
     Total stockholders' equity                    72,751,862       76,158,260
                                                 ------------     ------------
     Total liabilities and stockholders'equity   $169,380,979     $187,000,242
                                                 ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                           Three months ended          Six months ended
                               June 30,                    June 30,
                        1995           1996          1995            1996
                    ------------   ------------   ------------   ------------
Revenue . . . . . . $ 44,635,268   $ 59,625,531   $ 83,044,313   $109,083,358
Operating expenses:
 Salaries, wages,
  and related
  expenses. . . . .   21,064,388     27,033,645     38,968,088     50,559,249
 Fuel, oil, and
  road expenses . .    9,318,129     13,917,483     17,149,834     25,385,520
 Revenue equipment
  rentals and
  purchased
  transportation. .      298,648         90,159        549,620        321,179
 Repairs. . . . . .      704,471        959,893      1,425,501      2,014,008
 Operating taxes
  and licenses. . .    1,192,178      1,556,754      2,262,480      3,078,858
 Insurance. . . . .    1,326,550      1,511,214      2,328,451      2,866,276
 General supplies
  and expenses. . .    2,495,903      3,053,421      4,702,454      6,093,233
 Depreciation and
  amortization,
  including gain
  on disposition
  of equipment. . .     3,977,344     5,410,893      7,352,931     10,550,486
                     ------------  ------------   ------------   ------------
   Total operating
    expenses. . . .    40,377,611    52,533,462     74,739,359    100,868,809
                     ------------  ------------   ------------   ------------
   Operating income     4,257,657     6,092,069      8,304,954      8,214,549

Interest expense. .       984,926     1,491,991      1,757,204      2,860,151
                     ------------  ------------   ------------   ------------
   Income before
   income taxes . .     3,272,731     4,600,078      6,547,750      5,354,398

Income tax expense      1,181,000     1,676,000      2,360,000      1,948,000
                     ------------  ------------   ------------   ------------
     Net income . .     2,091,731     2,924,078      4,187,750      3,406,398
                     ------------  ------------   ------------   ------------
Earnings per share
 Net income . . . .  $       0.16  $       0.22   $       0.31   $       0.26
                     ============  ============   ============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       COVENANT TRANSPORT, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the six months ended June 30, 1995 and 1996
                                   (unaudited)

               Series I   Class A     Class B     Additional
  Total
               Preferred  Common      Common      Paid-In       Retained     Stockholders'
                Stock     Stock       Stock       Capital       Earnings       Equity

- - ---------------------------------------------------------------------------
Balances at
 December 31,
 1994          $       -  $110,000    $ 23,500    $50,469,596   $12,865,967  $63,469,063

Net income
 (unaudited)           -         -           -              -     4,187,750    4,187,750

- - ---------------------------------------------------------------------------
Balances at
 June 30, 1995
 (unaudited)   $       -  $110,000    $  23,500    $50,469,596  $17,053,717  $67,656,813

===========================================================================
Balances at
 December 31,
 1995          $       -  $110,000    $  23,500    $50,469,596  $22,148,766  $72,751,862

Net income
 (unaudited)           -         -            -              -    3,406,398    3,406,398

- - --------------------------------------------------------------------------
Balances at
 June 30, 1996
 (unaudited)   $       -  $110,000     $ 23,500    $50,469,596   $25,555,164 $76,158,260

==========================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  COVENANT TRANSPORT, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended June 30, 1995 and 1996
                                (Unaudited)

                                                    1995              1996
                                                -------------    -------------
 Cash flows from operating activities:
   Net income                                   $  4,187,750     $  3,406,398
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for losses on receivables              51,544          176,461
     Depreciation and amortization                 7,582,326       10,693,238
     Deferred income tax expense                   2,050,000          798,000
     Gain on disposition of property
      and equipment                                 (229,395)        (212,752)
     Changes in operating assets and
      liabilities:
       Receivables,  advances and other
        assets                                    (8,047,661)       2,913,929
       Prepaid expenses                           (1,797,393)      (1,470,952)
       Tire and parts inventory                     (223,121)         161,442
       Accounts payable and accrued expenses      (1,042,791)       3,428,865
                                                -------------    -------------
       Net cash flows provided by operating
        activities                                 2,531,259       19,894,629
                                                -------------    -------------
Cash flows from investing activities:
   Acquisition of property and equipment         (38,469,890)     (31,315,637)
   Proceeds from disposition of property
    and equipment                                  4,859,131        2,548,681
                                                -------------    -------------
       Net cash flows used by
        investing activities                     (33,610,759)     (28,766,956)
                                                -------------    -------------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt         62,000,000       10,000,000
 Repayments of long-term debt                    (35,106,759)               -
 Deferred debt issuance costs                       (202,900)        (132,452)
                                                -------------    -------------
       Net cash flows provided
        by financing activities                   26,690,341        9,867,548
                                                -------------    -------------

Net change in cash and cash equivalents           (4,389,159)         995,221

Cash and cash equivalents at
 beginning of period                               4,877,361          461,288
                                                -------------    -------------
Cash and cash equivalents at end of period      $    488,202     $  1,456,509
                                                =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 COVENANT TRANSPORT, INC. AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


 Note 1.  Basis of Presentation

          The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiary (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

          The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1995 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                 Three months ended       Six months ended
                                       June 30,               June 30,
                                  1995         1996      1995         1996
                                --------------------------------------------
Revenue                          100.0%       100.0%    100.0%       100.0%

Operating expenses:
 Salaries, wages, and
  related expenses                47.2         45.3      46.9         46.3
 Fuel, oil, and road expenses     20.9         23.4      20.7         23.3
 Revenue equipment rentals and
  purchased transportation         0.7          0.2       0.7          0.3
 Repairs                           1.6          1.6       1.7          1.9
 Operating taxes and licenses      2.6          2.6       2.7          2.8
 Insurance                         3.0          2.5       2.8          2.6
 General supplies and expenses     5.6          5.1       5.7          5.6
 Depreciation and amortization     8.9          9.1       8.8          9.7
                                --------------------------------------------
  Total operating expenses        90.5         89.8      90.0         92.5
                                --------------------------------------------
  Operating income                 9.5         10.2      10.0          7.5
Interest expense                   2.2          2.5       2.1          2.6
                                --------------------------------------------
  Income before income taxes       7.3          7.7       7.9          4.9
Provision for income taxes         2.6          2.8       2.9          1.8
                                --------------------------------------------
   Net income                      4.7%         4.9%      5.0%         3.1%
                                ============================================

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS
ENDED JUNE 30, 1995

Revenue increased 33.6%, to $59.6 million in the 1996 period from $44.6 million in the 1995 period. The revenue increase was primarily generated by a 30.6% increase in weighted average tractors, to 1,493 during the 1996 quarter from 1,143 during the 1995 quarter, as the Company expanded to meet demand from new customers and higher volume from existing customers. Tractor productivity also increased, as average miles per tractor increased to 38,462 in the 1996 period from 38,029 in the 1995 period and deadhead decreased to 5.4% of total miles in the 1996 period from 5.9% in the 1995 period. Average revenue per loaded mile remained virtually unchanged at $1.10 in the 1996 period ($1.08 net of the surcharge) compared with $1.09 in the 1995 period. The 1996 revenue number included approximately $775,000 attributable to a fuel surcharge instituted in the second quarter of 1996 in order to offset unusually high per gallon fuel prices.

Salaries, wages and related expenses decreased to 45.3% of revenue in the 1996 period from 47.2% in the 1995 period. Driver wages as a percentage of revenue decreased to 32.9% in the 1996 period from 33.7% in the 1995 period, and employee leasing company charges decreased to 5.9% of revenue in the 1996 period from 6.9% in the 1995 period. The decrease as a percentage of revenue was attributable to improved equipment utilization in 1996 as well as the lower leasing company rates.

Fuel, oil and road expenses increased to 23.4% of revenue in the 1996 period from 20.9% in the 995 period, as a result of increased per gallon fuel costs in the 1996 period. The fuel surcharge implemented during the 1996 period recovered more than 50% of the fuel price increase.

Revenue equipment rentals and purchased transportation decreased to 0.2% of revenue in the 1996 period from 0.7% in the 1995 period. During the 1996 period, the Company continued to reduce its revenue equipment under long-term operating leases and by the end of the quarter, had eliminated all long-term operating leases for revenue equipment.

Insurance, consisting primarily of premiums for liability, physical damage and cargo damage insurance, decreased to 2.5% of revenue in the 1996 period from 3.0% in the 1995 period, as the Company's safety record continued to result in rate reductions.

General supplies and expenses, consisting primarily of driver recruiting expenses, communications and agent commissions, decreased to 5.1% of revenue in the 1996 period from 5.6% in the 1995 period. Driver recruiting, agent commissions and communications all decreased as a percent of revenue during the 1996 period, partially because of improved revenue per tractor. These savings were partially offset by higher costs in the driver orientation program as the company added one day to driver orientation.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to 9.1% of revenue in the 1996 period from 8.9% in the 1995 period as a result of all tractors being equipped with satellite communication units for the entire 1996 period while in the 1995 period not all tractors had such units.

Primarily as a result of the foregoing, the Company's operating ratio was 89.8% in the 1996 period versus 90.5% in the 1995 period.

Interest expense increased to 2.5% of revenue in the 1996 period from 2.2% in the 1995 period, as higher average debt balances ($84.7 million in the 1996 period compared with $54.5 million in the 1995 period) more than offset lower average interest rates (7.0% in the 1996 period compared with 7.2% in the 1995 period).

The Company's effective tax rate was 36.4% in the 1996 period, compared with 36.1% in the 1995 period.

Primarily as a result of the factors described above, net income increased to $2.9 million in the 1996 period (4.9% of revenue) from $2.1 million in the 1995 period (4.7% of revenue).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

Revenue increased 31.4%, to $109.1 million in the 1996 period from $83.0 million in the 1995 period. The revenue increase was primarily generated by a 31.5% increase in weighted average tractors, to 1,442 during the 1996 period from 1,097 during the 1995 period, as the Company expanded to meet demand from new customers and higher volume from existing customers. Tractor productivity also increased, as average miles per tractor increased to 73,650 in the 1996 period from 73,587 in the 1995 period, and deadhead decreased to 5.5% of total miles in the 1996 period from 6.0% in the 1995 period. Average revenue per loaded mile was unchanged at $1.09 in the 1996 period ($1.08 net of the surcharge) and the 1995 period. The 1996 revenue number included approximately $775,000 attributable to a fuel surcharge instituted in the second quarter of 1996 in order to offset unusually high per gallon fuel prices.

Salaries, wages and related expenses decreased to 46.3% of revenue in the 1996 period from 46.9% in the 1995 period. Driver wages as a percentage of revenue increased to 33.4% in the 1996 period from 33.1% in the 1995 period because of increased layover and other non-productive wages related to severe weather in the first quarter 1996. The temporary increase in driver pay was more than offset by improved equipment utilization and deadhead, as well as a negotiated reduction in employee leasing company charges which decreased to 6.1% of revenue in the 1996 period from 7.2% in the 1995 period.

Fuel, oil and road expenses increased to 23.3% of revenue in the 1996 period from 20.7% in the 1995 period, as a result of increased per gallon fuel costs in the 1996 period. The fuel surcharge implemented during the second quarter 1996 recovered a portion of the fuel price increase.

Revenue equipment rentals and purchased transportation decreased to 0.3% of revenue in the 1996 period from 0.7% in the 1995 period. During the 1996 period, the Company continued to reduce its revenue equipment under long-term operating leases and had eliminated all long-term leases of revenue equipment at June 30, 1996.

Insurance, consisting primarily of premiums for liability, physical damage and cargo damage insurance, decreased to 2.6% of revenue in the 1996 period from 2.8% in the 1995 period, as the Company's safety record continued to result in rate reductions.

General supplies and expenses, consisting primarily of driver recruiting expenses, communications and agent commissions, decreased to 5.6% of revenue in the 1996 period from 5.7% in the 1995 period. Cost saving measures implemented during the 1996 period were somewhat offset by the effects of the severe weather during the first quarter 1996.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to 9.7% of revenue in the 1996 period from 8.8% in the 1995 period as a result of poor equipment utilization during the first quarter 1996 and all tractors being equipped with satellite communication units for the entire 1996 period while in the 1995 period not all tractors had such units.

Primarily as a result of the foregoing, the Company's operating ratio was 92.5% in the 1996 period versus 90.0% in the 1995 period.

Interest expense increased to 2.6% of revenue in the 1996 period from 2.1% in the 1995 period, as higher average debt balances ($82.3 million in the 1996 period compared with $48.9 million in the 1995 period) more than offset lower average interest rates (6.9% in the 1996 period compared with 7.2% in the 1995 period).

The Company's effective tax rate was 36.0% in the 1996 period and the 1995 period.

Primarily as a result of the factors described above, net income decreased to $3.4 million in the 1996 period (3.1% of revenue) from $4.2 million in the 1995 period (5.0% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company's primary sources of liquidity are funds provided by operations and borrowings under agreements with financial institutions.

The Company's primary sources of cash flow from operations are net income increased by depreciation and deferred income taxes. The Company's principal uses of cash flow from operations are to acquire new revenue equipment, make payments on debt, and finance receivables and advances associated with growth in the business. Net cash provided by operating activities was $19.9 million in the six months ended June 30, 1996 compared with $2.5 million for the same period in 1995. Collection of a $5 million receivable from the December 1995 sale of used equipment and improved cash flow procedures relating to accounts payable and accounts receivable contributed to the 1996 improvement in cash flow.

Net cash used in investing activities was $28.8 million in the 1996 period versus $33.6 million in the 1995 period. These amounts were used primarily to acquire additional revenue equipment as the Company expanded its operations. The Company expects capital expenditures (primarily for revenue equipment), net of trade-ins, to be approximately $45.0 million in 1996.

Net cash provided by financing activities was $9.9 million in 1996 compared with $26.7 million in 1995. The cash provided by financing activities related primarily to borrowings under a credit agreement in both periods.

At June 30, 1996, the Company had outstanding debt of $90.2 million, substantially all of which related to draws under the $70 million credit agreement and $25 million in senior notes due October 2005. Interest rates on this debt ranged from 6.1% to 7.4% at June 30, 1996.

The Company expects to relocate its headquarters during December 1996 in the Chattanooga area. The headquarters lease agreements contemplate a total land acquisition and construction budget of up to $15 million under a "build-to-suit" operating lease. Therefore, the Company will not experience any cashflow impact during the construction phase. The relocation is expected to result in a $650,000 annual after-tax increase in the Company's overall costs of its headquarters given current interest rates. The increase could be reduced upon successful sale or subleasing of the Company's current facility in Chattanooga.

The credit agreement, senior notes, and lease agreements subject the Company to certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted.

                   PART II OTHER INFORMATION

Item 1.    Legal Proceedings
           No reportable events or material changes occurred during the quarter for which this report is filed.
Items 2, 3,
4 and 5.   Not applicable
Item 6.    Exhibits and reports on Form 8-K.
           (a) Exhibits
Exhibit
Number     Description
3.1*       Restated Articles of Incorporation
3.2*       Amended Bylaws dated September 27, 1994
4.1*       Restated Articles of Incorporation
4.2*       Amended Bylaws dated September 27, 1994
10.1*** Service Agreement dated July 30, 1995, between TTC, Inc. and Covenant Transport, Inc., a Tennessee corporation, for the provision of leased personnel.
10.3** Credit Agreement dated January 17, 1995, among Covenant Transport, Inc., a Tennessee corporation, ABN-AMRO Bank N.V., as agent, and certain other banks.
10.4* Lease dated January 1, 1990, between David R. and Jacqueline F. Parker and Covenant Transport, Inc, a Tennessee corporation, with respect to the Chattanooga, Tennessee headquarters.
10.5* Lease dated June 1, 1994, between David R. and Jacqueline F. Parker and Covenant Transport, Inc, a Tennessee corporation, with respect to terminal facility in Greer, South Carolina.
10.6* Real Estate Purchase Agreement dated September 30, 1994, between Clyde M. Fuller and Covenant Transport, Inc, a Tennessee corporation, with respect to the terminal facility located in Oklahoma City, Oklahoma.
10.7*      Real Estate Purchase Agreement dated August 10, 1994, between Clyde
           M. Fuller and Covenant Transport, Inc, a Tennessee corporation, with respect to the terminal facility located in Pomona, California.
10.8*      Incentive Stock Plan.
10.9*      401(k) Plan
10.12****  Note Purchase Agreement dated October 15, 1995, among Covenant
           Transport, Inc, a Tennessee corporation and CIG & Co.
10.13****  First Amendment to Credit Agreement and Waiver dated October 15,
           1995.
10.14***** Participation Agreement dated March 29, 1996, among Covenant
           Transport, Inc, a Tennessee corporation, Lease Plan USA, Inc., and ABN-AMRO Bank, N.V., Atlanta Agency.
10.15***** Second Amendment to Credit Agreement and Waiver dated April 12,
           1996.
10.16***** First Amendment to Note Purchase Agreement and Waiver dated April
           1, 1996.
11         Statement re: Computation of Per Share Earnings (page 14 herein).
27         Financial Data Schedule
___________________________
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
** Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
*** Filed as an exhibit to the registrant's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
**** Filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
***** Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

           (b) No reports on Form 8 - K have been filed during the quarter for which this report is filed.

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COVENANT TRANSPORT, INC.


Date: July 25, 1995              By:/s/ Bradley A. Moline
                                        Treasurer and Chief Financial Officer