Form 10-Q
period 1996-09-30
COVENANT TRANSPORT INC
filed 1996-11-05
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                      ------------------------------------


                                    FORM 10-Q

                                   (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-24960

                            Covenant Transport, Inc.
             (Exact name of registrant as specified in its charter)


          Nevada                                     88-0320154
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)


                              1320 East 23rd Street
                              Chattanooga, TN 37404
                                 (423) 629-0393
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1996)

         Class A Common Stock, $.01 par value:                11,000,000 shares
         Class B Common Stock, $.01 par value:                2,350,000 shares



                                                    Exhibit Index is on Page 13.

                                     PART I
                              FINANCIAL INFORMATION


                                                                         PAGE
                                                                        NUMBER
Item 1.       Financial statements

              Condensed consolidated balance sheets as of December 31, 1995
                  and September 30, 1996 (unaudited)                         3

              Condensed consolidated statements of operations for the three and nine months ended September 30, 1995 and 1996 (unaudited)  4

              Condensed consolidated statements of stockholders' equity for the nine months ended September 30, 1995 and 1996 (unaudited)  5

              Condensed consolidated statements of cash flows for the nine
                  months ended September 30, 1995 and 1996 (unaudited)       6

              Notes to condensed consolidated financial statements
                 (unaudited)                                                 7

Item 2.       Management's discussion and analysis of financial condition
                  and results of operations                              8 - 12



                                     PART II
                                OTHER INFORMATION

                                                                         PAGE
                                                                        NUMBER

Item 1.       Legal proceedings                                             13

Items 2.,
3., 4.,
and  5.       Not applicable

Item 6.       Exhibits and reports on Form 8-K                              13

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          December 31,         September 30,
ASSETS                                      1995                      1996
------                                ---------------------------------------
                                                                  (unaudited)
Current assets:
Cash and cash equivalents ...................    $    461,288   $  3,221,884
Accounts receivable, net of allowance of
  $385,000 in 1995, and $500,000 in 1996 ....      29,737,998     32,927,098
Drivers advances and other receivables ......       6,984,564      1,631,262
Tire and parts inventory ....................         801,460        677,655
Prepaid expenses ............................       2,692,158      4,310,907
Deferred income taxes .......................         176,000        212,000
                                                                ------------

Total current assets ........................      40,853,468     42,980,807

Property and equipment, at cost .............     149,428,386    184,063,063
Less accumulated depreciation and amortization     22,020,359     36,893,375
                                                                ------------

Net property and equipment ..................     127,408,027    147,169,689

Other .......................................       1,119,484      1,146,764
                                                                ------------

Total assets ................................    $169,380,979   $191,297,260
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt ........    $     50,000   $     50,000
Accounts payable ............................       3,512,918      3,584,834
Accrued expenses ............................       3,152,199      5,730,594
                                                                ------------

Total current liabilities ...................       6,715,117      9,365,428

Long-term debt, less current maturities .....      80,150,000     90,110,000
Deferred income taxes .......................       9,764,000     12,346,000
                                                                ------------

Total liabilities ...........................      96,629,117    111,821,428
                                                  -----------   ------------

Stockholders' equity:
Class A common stock, $.01 par value;
11,000,000 shares issued and outstanding .....        110,000        110,000
Class B common stock, $.01 par value;
2,350,000 shares issued and outstanding ......         23,500         23,500
Additional paid-in-capital ...................     50,469,596     50,469,596
Retained earnings ............................     22,148,766     28,872,736
                                                  -----------   ------------

Total stockholders' equity ..................      72,751,862     79,475,832
                                                  -----------   ------------

Total liabilities and stockholders' equity       $169,380,979   $191,297,260
                                                  ===========   ============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                     Three months ended                 Nine months ended
                        September 30,                       September 30,
                     1995             1996             1995              1996
                 --------------------------------------------------------------

Revenue .............   $47,130,955   $63,022,788   $130,175,268   $172,106,146

Operating expenses:
Salaries, wages, and related
 expenses ...........    21,751,141    28,924,057     60,719,229     79,483,306
Fuel, oil, and road
 expenses ...........     9,953,890    13,958,275     27,103,724     39,343,795
Revenue equipment
 rentals and purchased
 transportation .....       311,750        79,298        861,370        400,477
Repairs .............       991,599     1,254,147      2,417,100      3,268,155
Operating taxes and
 licenses ...........     1,138,550     1,698,303      3,401,030      4,777,161
Insurance ...........     1,292,269     1,619,407      3,620,720      4,485,683
General supplies and
 expenses ...........     2,590,789     3,300,458      7,293,243      9,393,691
Depreciation and
 amortization, including
 gain on disposition of
 equipment ..........     3,952,925     5,420,782     11,305,856     15,971,268
                        -----------   -----------    -----------    ------------

Total operating expenses 41,982,913    56,254,727    116,722,272    157,123,536
                        -----------   -----------    -----------    ------------
Operating income .....    5,148,042     6,768,061     13,452,996     14,982,610
Interest expense .....    1,084,479     1,582,489      2,841,683      4,442,640
                        -----------   -----------    -----------   ------------

Income before income
 taxes ...............    4,063,563     5,185,572     10,611,313     10,319,970
Income tax expense ...    1,460,000     1,868,000      3,820,000      3,816,000
                        -----------   -----------   ------------   ------------

Net income ...........  $ 2,603,563   $ 3,317,572   $  6,791,313   $  6,723,970
                        ===========   ===========   ============   ============

Earnings per share
Net income ...........  $      0.20   $      0.25   $       0.51   $       0.50
                        ===========   ===========   ============   ============



















  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 1995 and 1996
                                   (unaudited)


           Series I   Class A    Class B   Additional                 Total
           Preferred  Common     Common     Paid-In     Retained  Stockholders'
             Stock    Stock      Stock      Capital     Earnings     Equity

Balances
 at
 December
 31,
 1994    $       -  $ 110,000  $  23,500  $50,469,596  $12,865,967  $63,469,063

Net
 income
 (unaudited)     -          -          -            -    6,791,313    6,791,313
        -----------------------------------------------------------------------

Balances
 at
 September
 30,
 1995
 (unaudited)     -  $ 110,000  $  23,500  $50,469,596  $19,657,280  $70,260,376
        =======================================================================


Balances
 at
 December
 31,
 1995    $       -  $ 110,000  $  23,500  $50,469,596  $22,148,766  $72,751,862

Net
 income
 (unaudited)     -          -          -            -    6,723,970    6,723,970
        -----------------------------------------------------------------------

Balances
 at
 September
 30,
 1996
 (unaudited)     -  $ 110,000  $  23,500  $50,469,596  $28,872,736  $79,475,832
       ========================================================================



































  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1995 and 1996
                                   (unaudited)


                                                        1995             1996
                                                   -----------------------------

Cash flows from operating activities:
 Net income ................................       $  6,791,313    $  6,723,970
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for losses on receivables ...            135,000         252,863
     Depreciation and amortization .........         11,979,282      16,584,062
     Deferred income tax expense ...........          3,368,000       2,546,000
     Gain on disposition of property and equipment     (673,426)       (612,794)
     Changes in operating assets and liabilities:
       Receivables,  advances and other assets       (9,690,569)      1,872,067
       Prepaid expenses ....................         (1,179,256)     (1,618,749)
       Tire and parts inventory ............           (126,426)        123,805
       Accounts payable and accrued expenses           (542,769)      2,650,311
                                                     ----------    ------------

       Net cash flows provided by operating
         activities ........................         10,061,149      28,521,535
                                                     ----------    ------------

Cash flows from investing activities:
 Acquisition of property and equipment .....        (48,223,550)    (40,088,279)
 Covenant not to compete ...................           (100,000)           --
 Proceeds from disposition of property
   and equipment ...........................          6,051,825       4,499,792
                                                     ----------    ------------

       Net cash flows used in investing
         activities ........................        (42,271,725)    (35,588,487)
                                                     ----------    ------------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt ..         63,000,000      10,000,000
 Repayments of long-term debt ..............        (35,266,477)        (40,000)
 Deferred debt issuance costs ..............           (205,815)       (132,452)
                                                    -----------    ------------

        Net cash flows provided by financing
          activities .......................         27,527,708       9,827,548
                                                    -----------    ------------

Net change in cash and cash equivalents ......       (4,682,868)      2,760,596
Cash and cash equivalents at beginning of period      4,877,361         461,288
                                                     ----------    ------------

Cash and cash equivalents at end of period ...     $    194,493    $  3,221,884
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

                      ------------------------------------


                           FORWARD LOOKING STATEMENTS

             This document and statements by the Company in press releases, public filings, and stockholder reports, as well as oral public statements by Company representatives, may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within the truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:
                                        Three months ended    Nine months ended
                                           September 30,         September 30,
                                          1995       1996       1995       1996
                                         -----      -----      -----      -----
Revenue ......................           100.0%     100.0%     100.0%     100.0%

Operating expenses:
Salaries, wages, and related expenses     46.2       45.9       46.6       46.2
Fuel, oil, and road expenses .            21.1       22.2       20.8       22.8
Revenue equipment rentals and
 purchased transportation .....            0.7        0.1        0.7        0.2
Repairs ......................             2.1        2.0        1.9        1.9
Operating taxes and licenses .             2.4        2.7        2.6        2.8
Insurance ....................             2.7        2.6        2.8        2.6
General supplies and expenses              5.5        5.2        5.6        5.5
Depreciation and amortization              8.4        8.6        8.7        9.3
                                         -----      -----      -----      -----
Total operating expenses .....            89.1       89.3       89.7       91.3
                                         -----      -----      -----      -----
Operating income .............            10.9       10.7       10.3        8.7
Interest expense .............             2.3        2.5        2.2        2.6
                                         -----      -----      -----      -----
Income before income taxes ...             8.6        8.2        8.1        6.1
Provision for income taxes ...             3.1        2.9        2.9        2.2
                                         -----      -----      -----      -----
Net income ...................             5.5%       5.3%       5.2%       3.9%
                                         =====      =====      =====      =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE
MONTHS ENDED SEPTEMBER 30, 1995

Revenue increased 33.7%, to $63.0 million in the 1996 period from $47.1 million in the 1995 period. The revenue increase was primarily generated by a 30.3% increase in weighted average tractors, to 1,560 during the 1996 quarter from 1,197 during the 1995 quarter, as the Company expanded to meet demand from new customers and higher volume from existing customers. During the third quarter of 1996, the Company instituted a combination of rate increases and fuel surcharges in response to escalating fuel prices. The resulting revenue increase will benefit the Company in future periods but is not expected to recapture the full effect of fuel price increases over 1995 levels. The 1996 revenue included approximately $105,000 attributable to a fuel surcharge. Average revenue per loaded mile remained unchanged at $1.09 in the 1996 period and the 1995 period. Average miles per tractor increased to 38,989 in the 1996 period from 38,186 in the 1995 period, as shipping volumes increased. Deadhead increased to 5.1% of total miles in the 1996 period from 5.0% in the 1995 period.

Salaries, wages, and related expenses decreased to 45.9% of revenue in the 1996 period from 46.2% in the 1995 period. Driver wages as a percentage of revenue increased to 33.6% in the 1996 period from 32.6% in the 1995 period, as a result of an increase in the per mile rate paid to drivers. Employee leasing charges, payroll taxes, and worker's compensation decreased to 5.2% of revenue in the 1996 period from 6.4% in the 1995 period because of lower employee leasing costs through August 1, 1996, and thereafter as a result of terminating the leasing arrangement, resulting in an overall payroll savings.

Fuel, oil and road expenses increased to 22.2% of revenue in the 1996 period from 21.1% in the 1995 period, as a result of increased per gallon fuel costs in the 1996 period. Fuel surcharges received during the 1996 period offset approximately $105,000 of this increase and are expected to recover a portion of future price increases in fuel periods.

Revenue equipment rentals and purchased transportation decreased to 0.1% of revenue in the 1996 period from 0.7% in the 1995 period. During the 1996 period, the Company had eliminated all long-term operating leases for revenue equipment.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, remained substantially the same at 2.6% of revenue in the 1996 period versus 2.7% in the 1995 period.

General supplies and expenses, consisting primarily of driver recruiting expenses, communications, and agent commissions, decreased to 5.2% of revenue in the 1996 period from 5.5% in the 1995 period because of improved revenue per tractor. These savings were partially offset by higher costs in the driver orientation program as one day was added to driver orientation.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to 8.6% of revenue in the 1996 period from 8.4% in the 1995 period as a result of (i) all tractors being equipped with satellite communication units for the entire 1996 period while in the 1995 period not all tractors had such units, and (ii) the elimination of all revenue equipment operating leases.

As a result of the foregoing, the Company's operating ratio was 89.3% in the 1996 period versus 89.1% in the 1995 period.

Interest expense increased to 2.5% of revenue in the 1996 period from 2.3% in the 1995 period, as higher average debt balances ($89.2 million in the 1996 period compared with $64.1 million in the 1995 period) were combined with higher average interest rates (7.1% in the 1996 period compared with 6.8% in the 1995 period).

The Company's effective tax rate was 36.0% in the 1996 period and the 1995 period.

As a result of the factors described above, net income increased to $3.3 million in the 1996 period (5.3% of revenue) from $2.6 million in the 1995 period (5.5% of revenue).

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS
ENDED SEPTEMBER 30, 1995

Revenue increased 32.2%, to $172.1 million in the 1996 period from $130.2 million in the 1995 period. The revenue increase was primarily generated by a 31.0% increase in weighted average tractors, to 1,481 during the 1996 period from 1,131 in the 1995 period, as the Company expanded to meet demand from new customers and higher volume from existing customers. During the third quarter of 1996, the Company instituted a combination of rate increases and fuel surcharges in response to escalating fuel prices. The resulting revenue increase will benefit the Company in future periods but is not expected to recapture the full effect of fuel price increases over 1995 levels. The 1996 revenue number included approximately $880,000 attributable to a fuel surcharge instituted in the second and third quarters of 1996. Average revenue per loaded mile was unchanged at $1.09 in the 1996 period ($1.08 net of the surcharge) and the 1995 period. Average miles per tractor increased to 112,732 in the 1996 period from 111,818 in the 1995 period, as shipping volumes increased. Deadhead decreased to 5.3% of total miles in the 1996 period from 5.7% in the 1995 period.

Salaries, wages, and related expenses decreased to 46.2% of revenue in the 1996 period from 46.6% in the 1995 period. Driver wages as a percentage of revenue increased to 33.5% in the 1996 period from 32.9% in the 1995 period because of increased layover and other non-productive wages related to severe weather in the first quarter 1996 and an increase in the per mile rate paid to drivers implemented in August 1996. The increase in driver pay was more than offset by improved equipment utilization and deadhead, as well as a reduction in employee leasing company charges to 5.8% of revenue in the 1996 period from 6.9% in the 1995 period, because of lower employee leasing company charges through August 1, 1996, and thereafter as a result of terminating the leasing arrangement, resulting in overall payroll savings.

Fuel, oil, and road expenses increased to 22.8% of revenue in the 1996 period from 20.8% in the 1995 period, as a result of increased per gallon fuel costs in the 1996 period. Fuel surcharges implemented during the second and third quarters 1996 recovered a portion of the fuel price increase.

Revenue equipment rentals and purchased transportation decreased to 0.2% of revenue in the 1996 period from 0.7% in the 1995 period. During the 1996 period, the Company continued to reduce its revenue equipment under long-term operating leases and had eliminated all long-term leases of revenue equipment at September 30, 1996.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, remained substantially the same at 2.6% of revenue in the 1996 period versus 2.8% in the 1995 period.

General supplies and expenses, consisting primarily of driver recruiting expenses, communications, and agent commissions, decreased to 5.5% of revenue in the 1996 period from 5.6% in the 1995 period. Cost saving measures implemented during the 1996 period were somewhat offset by the effects of the severe weather during the first quarter 1996 and adding one day to driver orientation.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased to 9.3% of revenue in the 1996 period from 8.7% in the 1995 period as a result of poor equipment utilization during the first quarter 1996, all tractors being equipped with satellite communication units for the entire 1996 period while in the 1995 period not all tractors had such units, and the elimination of all operating leases of revenue equipment during the 1996 period.

As a result of the foregoing, the Company's operating ratio was 91.3% in the 1996 period versus 89.7% in the 1995 period.

Interest expense increased to 2.6% of revenue in the 1996 period from 2.2% in the 1995 period, as higher average debt balances ($84.3 million in the 1996 period compared with $53.5 million in the 1995 period) were combined with lower average interest rates (7.0% in the 1996 period compared with 7.1% in the 1995 period).

The Company's effective tax rate was 36.2% in the 1996 period and 36.0% in the 1995 period.

As a result of the factors described above, net income decreased to $6.7 million in the 1996 period (3.9% of revenue) from $6.8 million in the 1995 period (5.2% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company's primary sources of liquidity are funds provided by operations and borrowings under agreements with financial institutions.

The Company's primary sources of cash flow from operations are net income increased by depreciation and deferred income taxes. The Company's principal uses of cash flow from operations are to acquire new revenue equipment, make payments on debt, and finance receivables and advances associated with growth in the business. Net cash provided by operating activities was $28.5 million in the nine months ended September 30, 1996, compared with $10.1 million for the same period in 1995. Collection of a $5 million receivable from the December 1995 sale of used equipment and improved cash flow procedures relating to accounts payable and accounts receivable contributed to the 1996 improvement in cash flow.

Net cash used in investing activities was $35.6 million in the 1996 period versus $42.3 million in the 1995 period. These amounts were used primarily to acquire additional revenue equipment as the Company expanded its operations. The Company expects capital expenditures (primarily for revenue equipment), net of trade-ins, to be approximately $45.0 million in 1996.

Net cash provided by financing activities was $9.8 million in 1996 compared with $27.5 million in 1995. The cash provided by financing activities related primarily to borrowings under a credit agreement in both periods.

At September 30, 1996, the Company had outstanding debt of $90.2 million, substantially all of which related to draws under the $70 million credit agreement and $25 million in senior notes due October 2005. Interest rates on this debt ranged from 6.1% to 7.5% at September 30, 1996.

The Company expects to relocate its headquarters during December 1996 in the Chattanooga area. The headquarters lease agreements contemplate a total land acquisition and construction budget of up to $15 million under a "build-to-suit" operating lease. Therefore, the Company will not experience any cash flow impact during the construction phase. The relocation is expected to result in a $750,000 annual after-tax increase in the Company's overall costs of its headquarters given current interest rates. The increase could be reduced upon successful sale or subleasing of the Company's current facility in Chattanooga.

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

Items 2, 3,
4 and 5.     Not applicable

Item 6.      Exhibits and reports on Form 8-K.
             (a)  Exhibits
Exhibit
Number       Description
3.1*         Restated Articles of Incorporation
3.2*         Amended Bylaws dated September 27, 1994
4.1*         Restated Articles of Incorporation
4.2*         Amended Bylaws dated September 27, 1994
10.3**       Credit Agreement dated January 17, 1995, among Covenant  Transport,
             Inc., a Tennessee  corporation,  ABN-AMRO Bank N.V., as agent,  and certain other banks.
10.4*        Lease dated January 1, 1990, between David R. and Jacqueline F.
             Parker and Covenant Transport, Inc, a
             Tennessee corporation, with respect to the Chattanooga, Tennessee headquarters.
10.5*        Lease dated June 1, 1994, between David R. and Jacqueline F. Parker and Covenant Transport, Inc, a
             Tennessee corporation, with respect to terminal facility in Greer,
             South Carolina.
10.8*        Incentive Stock Plan.
10.9*        401(k) Plan.
10.12****    Note  Purchase  Agreement  dated October 15, 1995,  among  Covenant
             Transport, Inc, a Tennessee corporation and CIG & Co.
10.13****    First Amendment to Credit Agreement and Waiver dated October 15,
             1995.
10.14*****   Participation  Agreement  dated  March  29,  1996,  among  Covenant
             Transport, Inc, a Tennessee corporation,  Lease Plan USA, Inc., and
             ABN-AMRO Bank, N.V., Atlanta Agency.
10.15*****   Second Amendment to Credit Agreement and Waiver dated April 12,
             1996.
10.16*****   First Amendment to Note Purchase Agreement and Waiver dated April
             1, 1996.
11           Statement re: Computation of Per Share Earnings (page 14 herein).
---------------------------
o            Filed as an exhibit to the registrant's Registration Statement on
             Form S-1, Registration No. 33-82978,
             effective October 28, 1994, and incorporated herein by reference.
**           Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
***          Filed as an exhibit to the registrant's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
****         Filed as an  exhibit  to the  registrant's  Form  10-K for the year ended December 31, 1995, and incorporated herein by reference.
*****        Filed as an exhibit to the  registrant's  Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

             (b) No reports on Form 8 - K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COVENANT TRANSPORT, INC.


Date:  October 31, 1996                                  /s/ Bradley A. Moline
       ------------------------------                    ---------------------
                                                             Treasurer and
                                                        Chief Financial Officer

                                   EXHIBIT 11
                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                  Three months ended         Nine months ended
                                       September 30,            September 30,
                                   1995         1996         1995         1996
                                  ---------------------------------------------

Net earnings                    $  2,604     $  3,178     $  6,791     $  6,584
                                ===============================================

Weighted average shares:
   Common shares outstanding     13,350        13,350       13,350       13,350

Common equivalent shares issuable
  upon exercise of employee
  stock options (1)                   -            56            -            -

Total weighted average shares     13,350       13,406       13,350       13,350
                                ===============================================

Primary net earnings per common
 and equivalent share           $   0.20     $   0.25     $   0.51     $   0.50
                                ===============================================




Notes:

(1) Amount calculated using the treasury stock method and fair market values.