Form 10-K
period 1996-12-31
COVENANT TRANSPORT INC
filed 1997-02-13
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[  X  ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the Fiscal Year Ended December 31, 1996
                                       OR
[      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from                   to

Commission file number 0-24960

                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)

     Nevada                                               88-0320154
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                             400 Birmingham Highway
                          Chattanooga, Tennessee 37404
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:  423/821-1212

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:
                                            $0.01 Par Value Class A Common Stock
                                            ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35,507,000 as of February 4, 1997 (based upon the $13.50 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 4, 1997, the registrant had 11,000,000 shares of Class A Common Stock and 2,350,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1997 annual meeting of stockholders that will be filed no later than April 30, 1997.

                              Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.


                                                           Document and Location
                                     Part I
Item 1        Business                                             Page 3 herein
Item 2        Properties                                           Page 6 herein
Item 3        Legal Proceedings                                    Page 6 herein
Item 4        Submission of Matters to a Vote of Stockholders      Page 6 herein
                                     Part II
Item 5        Market for the Registrant's Common Equity and
                 Related Stockholder Matters                       Page 7 herein
Item 6        Selected Financial Data                              Page 8 herein
Item 7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations               Page 9 herein
Item 8        Financial Statements and Supplementary Data         Page 14 herein
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure              Page 14 herein
                                    Part III
Item 10       Directors and Executive Officers of the Registrant
                                                Pages 2 and 3 of Proxy Statement
Item 11       Executive Compensation            Pages 4 and 5 of Proxy Statement
Item 12       Security Ownership of Certain Beneficial Owners and
                 Management                            Page 7 of Proxy Statement
Item 13       Certain Relationships and Related Transactions
                                                Pages 4 and 9 of Proxy Statement
                                     Part IV
Item 14       Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                         Page 16 herein


             -----------------------------------------------------


         This report contains "forward-looking statements" in paragraphs that are marked with an asterisk. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement Regarding Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I


ITEM 1.           BUSINESS

General

Covenant Transport, Inc. ("Covenant," or the "Company") is a long-haul truckload carrier specializing in the express time-in-transit and time-definite transportation of freight over transcontinental traffic lanes. Covenant routes the majority of its trucks between the West Coast and the Northeast and Southeast, using primarily twoperson driver teams to provide reliable, expedited service. Covenant targets the West Coast market because its predominantly team-operated fleet can compete effectively for transcontinental shipments.

Covenant was founded by David and Jacqueline Parker in 1985 with 25 tractors and 50 trailers. In eleven years of operating, the Company's fleet has grown to 1,629 tractors and 3,048 trailers, and in 1996 revenue grew to $236.3 million. All of the Company's revenue growth was internal until 1995, when it acquired certain assets of two Dalton, Georgia-based truckload carriers that specialized in transporting carpet to the Pacific Northwest. The two carriers had operated approximately 60 tractors before the acquisitions. The Company's corporate structure includes Covenant Transport, Inc. a Nevada holding company organized in May 1994, and its wholly owned operating subsidiary, Covenant Transport, Inc., a Tennessee corporation organized in November 1985.

Operations

Covenant approaches its operations as an integrated effort of marketing, customer service, and fleet management. The Company's customer service and marketing personnel emphasize both new account development and expanded service for current customers. Customer service representatives provide day-to-day contact with customers. Covenant's sales force emphasizes the long-haul, time-sensitive freight that railroads, rail-truck intermodal combinations, and less service-oriented carriers typically do not divert with lower rates.*

The Company's primary customers include retailers and manufacturers of goods such as garments, consumer electronics, appliances, carpet, textiles, and tires. Covenant also transports freight of all kinds after it has been consolidated into truckload quantities by consolidators, such as less-than-truckload and air freight carriers, third-party freight consolidators, and freight forwarders. No single customer accounted for 10% or more of the Company's revenue during any of the last three fiscal years.

In 1995, Covenant initiated dedicated fleet service for several customers. The Company offers dedicated fleets to replace private fleets formerly owned and operated by a shipper or to cover customers' high volume, predictable movements. Dedicated operations offer greater compensation, more predictability, and higher driver satisfaction than other operations in certain situations. While 100 tractors were assigned to dedicated fleets at year-end 1995, this number was reduced to approximately 30 tractors at year-end 1996. Management intends to continue to use this approach for servicing certain customers and may expand this niche again in the future.*

Covenant conducts its central dispatch from its headquarters in Chattanooga, Tennessee. Fleet managers plan load coverage according to customer information requirements and relay pick-up, delivery, routing, and fueling instructions to the Company's drivers. The fleet managers attempt to route most of the Company's trucks over selected operating lanes. The resulting lane density assists the Company in balancing traffic between eastbound and westbound movements, reducing empty miles, and improving the reliability of delivery schedules.

Covenant utilizes proven technology, including the Qualcomm OmnitracsTM and SensortracsTM systems, to increase operating efficiency and improve customer service and fleet management. The Omnitracs system is a satellitebased tracking and communications system that permits direct communication between drivers and fleet managers. The Omnitracs system also updates the tractor's position every 30 minutes to permit shippers and the Company to locate freight and accurately estimate pick-up and delivery times. The Company uses the Sensortracs system to
--------
         *May contain "forward-looking" statements.

monitor engine idling time, speed and performance, and other factors that affect operating efficiency. All of the Company's tractors have been equipped with the Qualcomm systems since 1995.

As an additional service to customers, the Company offers electronic data interchange ("EDI"), which permits real-time information flow, reductions or eliminations in paperwork, and fewer clerical personnel. EDI permits customers to receive updates as to cargo position, delivery times, and other information. It also allows customers to electronically communicate delivery, local distribution, and account payment instructions.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to Covenant's success, and the Company has made each of these factors a primary element of its strategy. Driver-friendly operations are emphasized throughout the Company, from seeking freight that requires no driver loading or unloading, to the welcome sign at the Company's headquarters: "At Covenant, A Satisfied Driver Is Our #1 Concern." The Company has implemented automatic programs to signal when a driver is scheduled to be routed toward home, and fleet managers are assigned specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with the Company. Management believes the Company maintains an excellent relationship with its drivers by conducting regular surveys, working continuously to address concerns, responding to suggestions, and keeping its commitments.*

Covenant differentiates itself from many shorter-haul truckload carriers by its use of driver teams. Driver teams permit the Company to provide expedited service over its long average length of haul, because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation safety rules. Management believes that these teams contribute to greater equipment utilization than most carriers with predominately single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers the Company must recruit. At December, 31, 1996, teams operated over 65% of the Company's tractors.*

Covenant is not a party to a collective bargaining agreement and its employees are not represented by a union. In August 1997, the Company ceased leasing its personnel from a third party leasing company and employed them directly. At December 31, 1996, the Company employed 3,007 drivers and 466 nondriver personnel. Management believes that the Company has a good relationship with its personnel.

Revenue Equipment

Management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The Company also orders most of its equipment with uniform specifications to reduce its parts inventory and facilitate maintenance.*

The Company's fleet of 1,629 tractors had an average age of 16.8 months at December 31, 1996, and all tractors remained covered by manufacturer's warranties. Management believes that a late model tractor fleet is important to driver recruitment and retention and contributes to operating efficiency. The Company utilizes conventional tractors equipped with large sleeper compartments.

At December 31, 1996, the Company owned 3,048 trailers. Most of the Company's trailers were 53-feet long by 102-inch wide, dry vans. the Company also operated approximately 150 53-foot temperature-controlled trailers. At year end the trailers had a fleetwide average age of 24 months.

--------
         *May contain "forward-looking" statements.

Competition

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. The Company targets primarily the market segment that demands expedited, time-definite, and other premium services. Management believes that this segment generally offers higher freight rates than the segment that is less dependent upon timely service and that the Company's size and use of driver teams are important in competing in this segment. In addition to competing with other trucking companies, the Company competes with railroads and rail-truck intermodal service. The Company participates in the air-freight market by cost-effectively transporting deferred shipments for air-freight carriers or by dividing such shipments. The Company differentiates itself from rail and rail-truck intermodal carriers on the basis of service because rail and rail-truck intermodal movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service on traffic with time-definite pick-up and delivery schedules. Because rail and railtruck intermodal service generally has created downward pressure on truckload rates, particularly on traffic that is not time-sensitive, the Company focuses on transporting long-haul traffic with required pick-up time and offering guaranteed delivery within specified hours-in-transit, rather than providing all types of service requested by all shippers.*

Regulation

The Company is a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation (the "DOT"). Management does not believe that regulation by the DOT or by the states in their remaining areas of authority will have a material effect on the Company's operations. The Company's employee and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's property, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. The Company does not have on-site fuel storage tanks at any of its locations. Management believes that its operations are in material compliance with current laws and regulations.

Safety

Covenant maintains an active safety and loss prevention program. The DOT has given the Company a "satisfactory" safety and fitness rating. The Company verifies the driving records of all new drivers before they complete the Company's orientation.

--------
         *May contain "forward-looking" statements.

Fuel Availability and Cost

The Company actively manages its fuel costs. The Company's drivers purchase virtually all of the Company's fuel through service centers with which the Company has negotiated volume purchasing discounts. In 1996, a sharp increase in fuel prices occurred nationwide as a result of a perceived shortage in supply. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates. As of December 31, 1996, the Company had entered into fuel surcharge agreements with a majority of its customers. The fuel surcharges are adjusted weekly based on the national weekly average price of diesel fuel published by the Department of Energy. Management expects to maintain the fuel surcharges and seek additional rate increases in response to the increased cost of fuel.*

ITEM 2.           PROPERTIES

Truckload carriers minimize fixed operational costs by delivering full trailer loads from origin to destination, rather than incurring the costs of operating pick-up and delivery stations to complement line haul service. Covenant maintains eight strategically-located terminals. The terminals provide centers for recruiting drivers in intermediate locations on primary traffic lanes and providing a base for such drivers in proximity to their homes, serving as a transfer location for trailer relays on transcontinental routes, providing maintenance service at two locations, as alternatives to commercial shops, and providing parking space for equipment dispatch and maintenance.

The Company's headquarters and main terminal was relocated during the last week of 1996 to leased property near Chattanooga, Tennessee on approximately 75 acres of land. The facilities include an office building of approximately 82,000 square feet, which houses all of the Company's administrative and operations personnel, the Company's 45,000 square-foot principal maintenance facility and a truck wash facility. The Company's other maintenance facility is at Oklahoma City. The Company also leases facilities in Greer, South Carolina; Pomona, California; Dallas, Texas; El Paso, Texas; Delanco, New Jersey; and Indianapolis, Indiana. The former headquarters in Chattanooga and the Greer terminal facilities are leased from related parties.


ITEM 3.           LEGAL PROCEEDINGS

The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance covering losses in excess of a $2,500 deductible from cargo loss, personal injury, property damage, and physical damage claims. The Company maintains a fully insured workers' compensation plan for its employees. Each of the primary insurance policies has a limit of $1.0 million per occurrence, and the Company carries excess liability coverage, which management believes is adequate to cover exposure to claims at any level reasonably anticipated. The Company is not aware of any claims or threatened claims that might materially adversely affect its operations or financial position.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1996, no matters were submitted to a vote of security holders.


--------
         *May contain "forward-looking" statements.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company's Class A common stock has been traded on the Nasdaq National Market under the Nasdaq symbol "CVTI" since October 28, 1994, the date of the Company's initial public offering. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A common stock as reported by Nasdaq from October 28, 1994 to December 31, 1996.


                    Period                              High              Low
--------------------------------------------------  ---------------  -----------
Calendar Year 1994
   4th Quarter ...........................        $    20.50         $    16.00
Calendar Year 1995
   1st Quarter ...........................        $    19.875        $    14.00
   2nd Quarter ...........................        $    16.75         $    10.625
   3rd Quarter ...........................        $    17.25         $    12.50
   4th Quarter ...........................        $    14.875        $    11.25
Calendar Year 1996
   1st Quarter ...........................        $    17.75         $    11.25
   2nd Quarter ...........................        $    18.00         $    15.00
   3rd Quarter ...........................        $    21.00         $    15.00
   4th Quarter ...........................        $    19.25         $    13.00

The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of February 4, 1997, the Company had 35 stockholders of record of its Class A common stock. However, the Company estimates that it has approximately 2,000 stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

The Company has never declared and paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. The payment of cash dividends is currently limited by agreements relating to the Company's $70 million line of credit, $25 million in senior notes due October 2005, and the operating lease covering the new headquarters and terminal facility. Future payments of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.*



--------
         *May contain "forward-looking" statements.

ITEM 6.           SELECTED FINANCIAL AND OPERATING DATA


                                                     Years Ended December 31,
                                1992      1993      1994      1995        1996
                    ------------------------------------------------------------
                     (in thousands except per share and operating data amounts)
                    ------------------------------------------------------------
Statement of Operations Data:
Revenue ...................... $55,991  $ 81,911  $ 131,926  $ 180,346 $ 236,267
Operating expenses:
  Salaries, wages, and related
   expenses ..................  22,664    34,629     57,675     83,747   108,818
  Fuel, oil, and road expenses  13,403    17,573     27,282     37,802    55,340
  Revenue equipment rentals and
     purchased transportation.   1,779     1,703      2,785      1,230       605
  Repairs ....................   1,076     1,363      2,285      3,569     4,293
  Operating taxes and licenses   1,364     2,125      3,479      4,679     6,065
  Insurance (1) ..............   2,482     3,374      4,510      4,907     6,115
  General supplies and expenses  3,408     5,921      8,650      9,648    12,825
  Depreciation and amortization  4,059     5,850      9,310     16,045    22,139
                              --------------------------------------------------
    Total operating expenses .  50,235    72,538    115,976    161,627   216,200
                              --------------------------------------------------
    Operating income .........   5,756     9,373     15,950     18,719    20,067
Interest expense .............   3,108     3,765      4,736      4,162     5,987
                              --------------------------------------------------
Income before income taxes ...   2,648     5,608     11,214     14,557    14,080
Income tax expense ...........     856     1,722      3,951      5,274     5,102
                              --------------------------------------------------
Net income (2) ...............  $1,792    $3,886    $ 7,263    $ 9,283   $ 8,978
                              ==================================================
Net income per share .........  $ 0.18    $ 0.39    $  0.69     $ 0.70   $  0.67
Weighted average common
 shares outstanding ..........  10,000    10,000     10,496     13,350    13,350
Balance Sheet Data:
Net property and equipment ... $37,700   $46,975   $ 87,882  $ 127,408 $ 144,384
Total assets .................  47,542    61,628    112,552    169,381   187,148
Long-term debt, less current
 maturities ..................  30,655    37,225     27,734     80,150    83,110
Stockholders' equity .........  $1,816    $5,703    $63,469   $ 72,752   $81,730
Operating Data:
Operating ratio (3) ..........    89.7%     88.6%      87.9%      89.6%    91.5%
Average revenue per loaded
 mile (4) ....................  $ 1.03    $ 1.05    $  1.09     $ 1.09    $ 1.10
Empty miles percentage .......     5.0%      6.0%       5.4%       5.6%     5.2%
Average length of haul in miles 1,829 1,821 1,840 1,811 1,780 Average miles per tractor
 per year .................... 150,676   157,756    159,921    148,669   150,778
Average revenue per tractor
 per week ....................   2,849     3,008      3,165      2,942     2,994
Weighted average tractors for
 year (5) ....................     379       518        796      1,179     1,509
Total tractors at end of
 period (5) ..................     427       621      1,001      1,343     1,629
Total trailers at end of
 period (5) ..................     786       966      1,651      2,554     3,048

-----

(1) Includes uninsured losses for 1993 of $300,000.
(2) Since its inception in 1991, Tenn-Ga Leasing, Inc. ("Tenn-Ga"), a revenue equipment leasing company formed by a related party to serve as a financing alternative for a portion of the Company's revenue equipment, has operated as an S corporation and was not subject to federal and state corporate income taxes. If Tenn-Ga had been subject to corporate income taxes for the periods presented, the Company's consolidated pro forma net income would have been $1,702,000 in 1992, $3,637,000 in 1993, and $7,038,000 in 1994. As a result of the Company's acquisition of substantially all of Tenn-Ga's assets effective May 31, 1994, the results of the Company and Tenn-Ga are not combined in future periods. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Operating expenses expressed as a percentage of revenue.
(4) Includes fuel surcharge in 1996. Excluding the fuel surcharge, the Company estimates that average revenue per loaded mile was $1.09.
(5) Includes monthly rental tractors and excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the three-year period ended December 31, 1996, the Company increased its revenue at a compounded annual growth rate of 42.3%, as revenue increased to $236.3 million in 1996 from $131.9 million in 1994. A significant increase in fleet size to meet customer demand contributed to revenue growth over this period. The Company's operating ratio (operating expenses as a percentage of revenue) increased to 91.5% in 1996 from 89.6% in 1995 and 87.9% in 1994. The increase resulted principally from high fuel prices in 1996 and overcapacity of equipment and lower shipping demand in 1995. In addition, during 1995 and 1996 the Company faced significant rate pressure. The Company continued its growth strategy throughout 1995 and 1996 despite lower margins to achieve greater market recognition. Net income was $9.0 million in 1996, $9.3 million in 1995, and $7.3 million in 1994.*

The Company completed its initial public offering during November 1994. The Company sold 3.35 million Class A common shares which generated $50.5 million in net proceeds. The proceeds were used to reduce debt then outstanding and to purchase revenue equipment. Interest expense was reduced in the fourth quarter of 1994 and subsequently has increased through the fourth quarter 1996 as the Company incurred new debt to expand its equipment fleet. Interest expense was $6.0 million in 1996, $4.2 million in 1995, and $4.7 million in 1994, which reflects an increase in average debt balances combined with more favorable interest rates. The Company has provided for substantially all of its capital needs through a $70 million credit agreement, a $25 million senior note agreement, and an operating lease covering its new headquarters and terminal facility.*

The following table sets forth the percentage relationship of certain items to revenue for the years ended December 31, 1994, 1995 and 1996:


                                                        1994      1995     1996
                                                       -------------------------
Revenue ...........................................     100.0%   100.0%   100.0%
Operating expenses:
      Salaries, wages, and related expenses .......      43.7     46.4     46.1
      Fuel, oil, and road expenses ................      20.7     21.0     23.4
      Revenue equipment rentals and purchased
         transportation ...........................       2.1      0.7      0.2
      Repairs .....................................       1.7      2.0      1.8
      Operating taxes and licenses ................       2.6      2.6      2.6
      Insurance ...................................       3.4      2.7      2.6
      General supplies and expenses ...............       6.6      5.3      5.4
      Depreciation and amortization ...............       7.1      8.9      9.4
                                                       -------------------------
          Total operating expenses ................      87.9     89.6     91.5
                                                       -------------------------
               Operating income ...................      12.1     10.4      8.5
Interest expense ............... ..................       3.6      2.3      2.5
                                                       -------------------------
Income before income taxes ........................       8.5      8.1      6.0
Income tax expense ................................       3.0      2.9      2.2
                                                       -------------------------
Net income ........................................       5.5%     5.2%     3.8%
                                                       =========================

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

Revenue  increased $56.0 million (31.0%),  to $236.3 million in 1996 from $180.3 million in 1995. The revenue increase was primarily generated by a 28.0% increase in weighted average tractors, to 1,509 during 1996 from 1,179 during 1995, as the Company expanded to meet demand from new customers and higher volume from existing customers. Tractor productivity also increased, as average miles per tractor increased to 150,778 in 1996 from 148,669 in 1995, and deadhead decreased to 5.2% of total miles in 1996 from 5.6% in 1995. Average

--------
         * May include "forward-looking" statements.

revenue per loaded mile was $1.10 in 1996 and $1.09 in 1995. Net of $1.6 million in fuel surcharge revenue, revenue per loaded mile was $1.09 in 1996.

Salaries, wages, and related expenses increased $25.1 million (29.9%), to $108.8 million in 1996 from $83.7 million in 1995. As a percentage of revenue, salaries, wages and related expenses decreased to 46.1% in 1996 from 46.4% in 1995. Driver wages as a percentage of revenue increased to 33.5% in 1996 from 32.8% in 1995 primarily as a result of longer average tenure of driving employees and an increase in per-mile compensation in August 1996. Non-driving employee payroll expense increased to 5.4% of revenue in 1996 from 5.1% in 1995 because of pay increases and because the Company added proportionately more non-driver personnel than revenue equipment to support its growth. During the fourth quarter of 1996, the Company slowed its addition of non-driver personnel. These increases were more than offset by a reduction in health insurance, employer paid taxes, and workers' compensation costs to 6.8% of revenue in 1996 from 8.2% in 1995, as the Company negotiated lower insurance premiums and terminated a relationship with an employee leasing company that formerly had employed substantially all of the Company's personnel.*

Fuel, oil, and road expenses increased $17.5 million (46.4%), to $55.3 million in 1996 from $37.8 million in 1995. As a percentage of revenue, fuel, oil, and road expenses increased to 23.4% in 1996 from 21.0% in 1995. The increase was primarily a result of increased fuel prices during 1996, which was partially offset by $1.6 million in fuel surcharges paid by customers. Additionally, motel costs increased in 1996 compared with 1995 because of an increase in per motel allowance given to drivers.*

Revenue equipment rentals and purchased transportation decreased $625,000 (50.8%), to $605,000 in 1996 from $1.2 million in 1995. As a percentage of revenue, revenue equipment rentals and purchased transportation decreased to 0.2% in 1996 from 0.7% in 1995, as the Company reduced the percentage of its fleet financed under operating leases during 1996.

Repairs increased $724,000 (20.3%), to $4.3 million in 1996 from $3.6 million in 1995. As a percentage of revenue, repairs decreased to 1.8% in 1996 from 2.0% in 1995 because the Company negotiated more favorable parts and warranty agreements.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, increased $1.2 million (24.6%), to $6.1 million in 1996 from $4.9 million in 1995. As a percentage of revenue, insurance decreased to 2.6% in 1996 from 2.7% in 1995, as the Company negotiated reduced premiums.

General supplies and expenses, consisting primarily of driver recruiting and communications expenses, increased $3.2 million (32.9%), to $12.8 million in 1996 from $9.6 million in 1995. As a percentage of revenue, general supplies and expenses increased to 5.4% in 1996 from 5.3% in 1995.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $6.1 million (38.0%), to $22.1 million in 1996 from $16.0 million in 1995. As a percentage of revenue, depreciation and amortization increased to 9.4% in 1996 from 8.9% in 1995 as the Company's average cost of revenue equipment increased in 1996, all tractors were equipped with satellite communication units for all of 1996, and the Company reduced its reliance on revenue equipment rentals. Amortization expense remained constant in each period and relates to deferred debt costs incurred and covenants not to compete from two 1995 asset acquisitions.

As a result of the foregoing, the Company's operating ratio increased to 91.5% in 1996 from 89.6% in 1995.

Interest expense increased $1.8 million (43.9%), to $6.0 million in 1996 from $4.2 million in 1995. As a percentage of revenue, interest expense increased to 2.5% in 1996 from 2.3% in 1995. Higher average debt balances ($85.6 million in 1996 compared with $58.4 million in 1995) were not fully offset by lower average interest rates (7.0% in 1996 compared with 7.3% in 1995) and a larger revenue base.

The Company's effective tax rate was 36.2% in 1996 and 1995.
--------
         *May contain "forward-looking" statements.

As a result of the factors described above, net income decreased to $9.0 million in 1996 (3.8% of revenue) from $9.3 million in 1995 (5.2% of revenue).

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

Revenue  increased $48.4 million (36.7%),  to $180.3 million in 1995 from $131.9 million in 1994. The revenue increase was primarily generated by a 48.1% increase in weighted average tractors, to 1,179 during 1995 from 796 during 1994, as the Company expanded to meet demand from new customers and higher volume from existing customers. The increase in tractors was partially offset by a decrease in average miles per tractor to 148,669 in 1995 from 159,921 in 1994, as an industry-wide overcapacity of equipment and a slowing economy reduced utilization. In addition, deadhead increased to 5.6% of total miles from 5.4%. Average revenue per loaded mile was $1.09 in 1995 and 1994.

Salaries, wages, and related expenses increased $26.0 million (45.2%), to $83.7 million in 1995 from $57.7 million in 1994. As a percentage of revenue, salaries, wages, and related expenses increased to 46.4% in 1995 from 43.7% in 1994. Driver wages as a percentage of revenue increased to 32.8% in 1995 from 31.0% in 1994 primarily as a result of a wage increase in July 1994. Employee leasing company charges relating to health insurance, employer paid taxes, and workers' compensation increased to 8.2% of revenue in 1995 from 7.9% in 1994.

Fuel, oil, and road expenses increased $10.5 million (38.6%), to $37.8 million in 1995 from $27.3 million in 1994. As a percentage of revenue, fuel, oil, and road expenses increased to 21.0% in 1995 from 20.7% in 1994. The increase was primarily a result of increased fuel prices in the fourth quarter of 1995.

Revenue equipment rentals and purchased transportation decreased $1.6 million (55.8%), to $1.2 million in 1995 from $2.8 million in 1994. As a percentage of revenue, revenue equipment rentals decreased to 0.7% in 1995 from 2.1% in 1994, as the Company rented more tractors under month-to-month leases for new drivers awaiting delivery of new Company-owned tractors and had more revenue equipment under operating leases during 1994.

Repairs increased $1.3 million (56.2%), to $3.6 million in 1995 from $2.3 million in 1994. As a percentage of revenue, repairs increased to 2.0% in 1995 from 1.7% in 1994 due to the large number of used tractors that were sold in 1995 and the associated minor repairs to those tractors.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, increased $0.4 million (8.9%), to $4.9 million in 1995 from $4.5 million in 1994. As a percentage of revenue, insurance decreased to 2.7% in 1995 from 3.4% in 1994, as the Company's safety record continued to improve and result in premium reductions.

General supplies and expenses, consisting primarily of driver recruiting expenses, communications, and agent commissions, increased $1.0 million (11.5%), to $9.6 million in 1995 from $8.6 million in 1994. As a percentage of revenue, general supplies and expenses decreased to 5.3% in 1995 from 6.6% in 1994. Decreases in driver recruiting expenses and agent commissions as a percent of revenue represented the majority of the changes.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $6.7 million (72.3%), to $16.0 million in 1995 from $9.3 million in 1994. As a percentage of revenue, depreciation and amortization increased to 8.9% in 1995 from 7.1% in 1994, as the utilization of equipment decreased in 1995 and the Company reduced its reliance on revenue equipment rentals. Amortization expense in 1995 related to deferred debt costs incurred in 1995 and covenants not to compete related to two 1995 asset acquisitions.

As a result of the foregoing, the Company's operating ratio increased to 89.6% in 1995 from 87.9% in 1994.

Interest expense decreased to $4.2 million (2.3%) of revenue in 1995 from $4.7 million (3.6%) of revenue in 1994. Higher average debt balances ($58.4 million in 1995 compared with $54.5 million in 1994) were offset by lower average interest rates (7.3% in 1995 compared with 8.7% in 1994) and a larger revenue base.

The Company's effective tax rate was 36.2% in 1995 compared with 35.2% in 1994.

As a result of the factors described above, net income increased to $9.3 million in 1995 (5.2% of revenue) from $7.3 million in 1994 (5.5% of revenue).

Liquidity And Capital Resources

The growth of the Company's business has required significant investments in new revenue equipment. The Company historically has financed its revenue equipment requirements with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under a line of credit, cash flows from operations and long-term operating leases. The Company's primary sources of liquidity at December 31, 1996, were funds provided by operations, borrowings under its $70 million credit agreement, funds provided from its $25 million in senior notes due October 2005, and an operating lease covering its new headquarters and terminal facility.*

The Company's primary source of cash flow from operations is net income increased by depreciation and deferred income taxes. Historically, financing increases in receivables and advances associated with the Company's revenue growth has been a significant use of cash provided by operations, and management anticipates that it will be a significant use in the future. In 1996, a decrease in receivables and advances was attributable to collection of a $5.0 million other receivable and rectifying an accounts receivable imbalance caused by delays in billing for shipments in 1995 while the Company converted to new billing software. These factors depressed cash provided by operating activities in 1995 and inflated it in 1996. The Company's number of days outstanding in accounts receivable increased from 39 days in 1994, to 71 days in 1995, and then decreased to 46 days in 1996.*

Net cash provided by operating activities was $39.1 million in 1996, $9.1 million in 1995, and $15.4 million in 1994. The primary sources of funds from operations in 1996 were net income of $9.0 million and non-cash adjustments including depreciation of $22.8 million, deferred income taxes of $4.0 million, accounts receivable of $3.0 million, and accounts payable of $1.7 million. The primary operating use of funds by operating activities was to fund an increase in prepaid expenses.

Net cash used in investing activities was $38.9 million in 1996, $55.7 million in 1995, and $50.2 million in 1994. Such amounts were used primarily to acquire additional revenue equipment as the Company expanded its operations. The Company expects capital expenditures (primarily for revenue equipment), net of trade-ins, to be approximately $50.0 million in 1997.*

Net cash provided by financing activities was $2.8 million in 1996, $42.1 million in 1995, and $38.5 million in 1994. In 1994, the initial public offering provided $50.5 million in net proceeds. Approximately $35.4 million was used to pay down debt and the remainder was used to purchase property and equipment. The cash provided by financing activities in 1996 and 1995 related primarily to borrowings under the Company's $70 million credit agreement and $25 million in senior notes due October 2005. At December 31, 1996, the Company had outstanding debt of $83.1 million. Interest rates on this debt ranged from 6.2% to 7.5%.

At December 31, 1996, approximately $58.1 million was drawn under the Company's $70 million credit agreement. The credit agreement is with a syndicate of banks and provides for outstanding borrowing to bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of between 0.375% and 1.0%. At December 31, 1996, the applicable margin was 0.625%. During February and May 1995, the Company entered into interest rate swap agreements that fixed interest rates on $28 million and $10 million of the borrowings under the credit agreement at 6.9% and 5.8%, respectively, plus the applicable margin for two years. An additional $25 million interest rate swap agreement was completed in 1996 to fix interest rates on $25 million from February 1997 until February 1999 at 5.9% plus the applicable margin. All remaining borrowings under the credit agreement are at one, two, or three month LIBOR plus the applicable margin.

--------
         * May contain "forward-looking" statements.

The Company also had outstanding $25 million in senior notes due October 2005 that were placed with an insurance company. The notes bear interest at 7.39%, payable semi-annually. Principal payments are due in equal annual installments beginning in October 2001. Proceeds of the senior notes were used to reduce borrowings under the $70 million credit agreement.

The Company took possession of its new headquarters and terminal facility in December 1996. The facility was constructed under a "build-to-suit" operating lease and is expected to increase the Company's annual facilities costs by approximately $750,000.*

The $70 million credit agreement, senior notes, and headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at December 31, 1996.

Inflation and Fuel Costs

With the exception of occasional fuel price increases, inflation has had a minimal effect upon the Company's profitability in recent years. In 1996, a sharp increase in fuel prices occurred nationwide as a result of a perceived shortage in supply. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates. As of December 31, 1996, the Company had entered into fuel surcharge agreements or obtained rate increases from the majority of its customers. The fuel surcharges are adjusted weekly based on the national weekly average price of diesel fuel published by the Department of Energy. Management expects to maintain the fuel surcharges and seek additional rate increases. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. Increases in fuel prices that are not fully recovered through fuel surcharges or rate increases may affect Covenant more than some other carriers. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Accordingly, the Company expects that inflation will affect its costs other than fuel no more than it affects those of other truckload carriers.*

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather related equipment repair increases. As a result of lower Company net income in January and February, first quarter net income historically has been lower than net income in each of the other three quarters of the year. The Company's equipment utilization typically improves substantially between May and October of each year because of the industry's seasonal shortage of equipment on traffic originating in California. The seasonal shortage has occurred between May and August because California produce carriers' equipment is diverted to refrigerated traffic during those months and during September and October as a result of an increased amount of retail merchandise shipped in anticipation of the holidays.

The table below sets forth quarterly information reflecting the Company's equipment utilization (miles per tractor per period) during 1994, 1995, and 1996. The Company believes that equipment utilization more accurately demonstrates the seasonality of its business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.*


Equipment          First        Second         Third         Fourth
Utilization       Quarter       Quarter       Quarter       Quarter
-----------------------------------------------------------------------
1994               37,492        40,632        40,695         40,922
1995               35,467        38,029        38,186         36,941
1996               35,067        38,462        38,989         38,036


Cautionary Statement Regulating Forward-Looking Statements

The Company may from time-to-time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this "safe harbor" provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Factors that might cause such a difference include, but are not limited to, the following:

         Economic Factors; Fuel Prices. Negative economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and higher interest rates could impair the Company's operating results by decreasing equipment utilization or increasing costs of operations.

         Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used equipment has experienced greater supply than demand in 1995 and 1996. If the resale value of the Company's revenue equipment were to decline, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.

         Recruitment, Retention, and Compensation of Qualified Drivers. Competition for drivers is intense in the trucking industry. There is, and historically has been, an industry-wide shortage of qualified drivers. This shortage could force the Company to significantly increase the compensation it pays to driver employees or curtail the Company's growth.

         Competition. The trucking industry is highly competitive and fragmented. The Company competes with other truckload carriers, private fleets operated by existing and potential customers, railroads, railintermodal service, and to some extent with air-freight service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than the Company. The Company's results could suffer if it cannot obtain higher rates than competitors that offer a lower level of service.


 ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of income, cash flows, and stockholders' equity, and notes related thereto, are contained at pages 20 to 30 of this report. The supplementary quarterly financial data follows:

--------
         * May contain "forward-looking" statements.

Quarterly Financial Data:


                           First       Second     Third     Fourth
                          Quarter      Quarter    Quarter   Quarter
                            1996         1996      1996       1996
                         --------------------------------------------
Revenue ............      $49,458      $59,626   $63,022   $64,161
Operating income ...        2,122        6,092     6,768     5,084
Income before taxes           754        4,600     5,186     3,540
Income taxes .......          272        1,676     1,868     1,286
Net income .........          482        2,924     3,318     2,254
Net income per share      $  0.04      $  0.22   $  0.25   $  0.17

                           First        Second    Third     Fourth
                          Quarter       Quarter   Quarter   Quarter
                           1995          1995      1995      1995
                         ---------------------------------------------
Revenue ............      $38,409      $44,635   $47,130   $50,171
Operating income ...        4,047        4,258     5,148     5,265
Income before taxes         3,275        3,276     4,064     3,945
Income taxes .......        1,179        1,181     1,460     1,454
Net income .........        2,096        2,092     2,604     2,491
Net income per share      $  0.16      $  0.16   $  0.20   $  0.19


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1996, involving a change of accountants or disagreements on accounting and financial disclosure.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information respecting executive officers and directors set forth under the captions "Election of Directors Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2, 3, and 9 of the Registrant's Proxy Statement for the 1997 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-b promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.


ITEM 11.          EXECUTIVE COMPENSATION

The information respecting executive compensation set forth under the caption "Executive Compensation" on pages 4 through 6 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on page 7 of the Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" on page 4 and "Certain Transactions" on page 9 of the Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.

The Company's audited financial statements are set forth at the following pages of this report:


                                                                            Page
Report of Independent Accountants..........................................  19
Consolidated Balance Sheets................................................  20
Consolidated Statements of Operations......................................  21
Consolidated Statements of Stockholders' Equity............................  22
Consolidated Statements of Cash Flows......................................  23
Notes to Consolidated Financial Statements.................................  24

         2.       Financial Statement Schedules.

Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.

(c)      Exhibits

Exhibit
Number     Description
3.1+       Restated Articles of Incorporation.
3.2+       Amended By-Laws dated September 27, 1994.
4.1+       Restated Articles of Incorporation.
4.2+       Amended By-Laws dated September 27, 1994.
10.3++ Credit Agreement dated January 17, 1995, among Covenant Transport, Inc., a Tennessee corporation, ABN-AMRO Bank N.V., as agent, and certain other banks.
10.4+ Lease dated January 1, 1990, between David R. and Jacqueline F. Parker and Covenant Transport, Inc., a Tennessee corporation, with respect to the Chattanooga, Tennessee headquarters.
10.5+ Lease dated June 1, 1994, between David R. and Jacqueline F. Parker and Covenant Transport, Inc., a Tennessee corporation, with respect to terminal facility in Greer, South Carolina.
10.8+      Incentive Stock Plan.
10.9+      401(k) Plan.
10.12+++ Note Purchase Agreement dated October 15, 1995, among Covenant Transport, Inc., a Tennessee corporation and CIG & Co.
10.13+++   First Amendment to Credit Agreement and Waiver dated October 15, 1995
10.14++++  Participation Agreement dated March 29, 1996, among Covenant
           Transport, Inc., a Tennessee corporation, Lease Plan USA, Inc., and ABN-AMBO Bank, N.V., Atlanta Agency.
10.15++++  Second Amendment to Credit Agreement and Waiver dated April 12, 1996.

Exhibit
Number     Description
10.16++++  First Amendment to Note Purchase Agreement and Waiver dated April 1,
           1996.
21+        List of subsidiaries.
23.1 Consent of Coopers & Lybrand L.L.P., independent accountants (page 31 herein).
27         Financial Data Schedule (page 32 herein)

--------------

         + Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
        ++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
         +++ Filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
         ++++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        COVENANT TRANSPORT, INC.



Date:             February 11, 1997              By:      /s/ Bradley A. Moline
         -------------------------------                  ---------------------
                                                          Bradley A. Moline
                                                          Treasurer and Chief
                                                          Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Position                            Date

/s/ David R. Parker    Chairman of the Board, President, and Chief
David R. Parker        Executive Officer (principal executive
                       officer)                                February 11, 1997

/s/ Bradley A. Moline  Treasurer and Chief Financial Officer
Bradley A. Moline      (principal financial and accounting
                       officer)                                February 11, 1997

/s/ R. H. Lovin, Jr.
R. H. Lovin, Jr.       Director                                February 11, 1997

/s/ Michael W. Miller
Michael W. Miller      Director                                February 11, 1997

/s/ William T. Alt
William T. Alt         Director                                February 11, 1997

/s/ Hugh O. Maclellan, Jr.
Hugh O. Maclellan, Jr. Director                                February 11, 1997

/s/ Mark A. Scudder
Mark A. Scudder        Director                                February 11, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS







The Board of Directors
Covenant Transport, Inc.

We have audited the accompanying consolidated balance sheets of Covenant Transport, Inc. and Subsidiary (the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the consolidated financial position of Covenant Transport, Inc. and Subsidiary as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Knoxville, Tennessee                                    Coopers & Lybrand L.L.P.
January 31, 1997

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996



                                                            1995         1996
                                                     ---------------------------
                                ASSETS
Current assets:
  Cash and cash equivalents ......................    $    461,288$    3,491,543
  Accounts receivable, net of allowance of $400,000
    in 1995 and $500,000 in 1996 .................      29,737,998    29,955,577
  Drivers advances and other receivables .........       6,984,564     3,230,857
  Tire and parts inventory .......................         801,460       880,086
  Prepaid expenses ...............................       2,692,158     3,781,003
  Deferred income taxes ..........................         176,000       248,000
                                                      --------------------------
Total current assets .............................      40,853,468    41,587,066

Property and equipment, at cost ..................      49,428,386   183,136,067
Less accumulated depreciation and amortization ...      22,020,359    38,752,116
                                                      --------------------------
Net property and equipment .......................     127,408,027   144,383,951

Other ............................................       1,119,484     1,177,158
                                                      --------------------------

Total assets .....................................    $169,380,979  $187,148,175
                                                      ==========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ...........          50,000        50,000
  Accounts payable ...............................       3,512,918     3,892,208
  Accrued expenses ...............................       3,152,199     4,480,151
                                                       -------------------------
Total current liabilities ........................       6,715,117     8,422,359

Long-term debt, less current  maturities .........      80,150,000    83,110,000
Deferred income taxes ............................       9,764,000    13,886,000
                                                       -------------------------
Total liabilities ................................      96,629,117   105,418,359

Stockholders' equity:
  Class A common stock, $.01 par value; 11,000,000
    shares issued and outstanding .................        110,000       110,000
  Class B common stock, $.01 par value; 2,350,000
    shares issued and outstanding .................         23,500        23,500
  Additional paid-in-capital .....................      50,469,596    50,469,596
  Retained earnings ..............................      22,148,766    31,126,720
                                                       -------------------------
Total stockholders' equity .......................      72,751,862    81,729,816
                                                       -------------------------
Total liabilities and stockholders' equity .......     $169,380,979 $187,148,175
                                                       =========================


The accompanying notes are an integral part of these consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996



                                             1994         1995         1996
                                        ----------------------------------------

Revenue ................................ $131,925,595 $180,345,922  $236,266,945

Operating expenses:
  Salaries, wages, and related expenses    57,675,16    83,746,833   108,817,623
  Fuel, oil, and road expenses .........  27,282,162    37,801,823    55,340,234
  Revenue equipment rentals and purchased
    transportation .....................   2,785,100     1,230,163       604,924
  Repairs ..............................   2,284,890     3,568,778     4,293,141
  Operating taxes and licenses .........   3,479,169     4,679,137     6,064,652
  Insurance ............................   4,509,514     4,907,330     6,114,526
  General supplies and expenses ........   8,649,766     9,647,976    12,825,287
  Depreciation and amortization, including
    gain on disposition of equipment ...   9,309,866    16,045,415    22,139,456
                                         ---------------------------------------
    Total operating expenses ........... 115,975,627   161,627,455   216,199,843
                                         ---------------------------------------
    Operating income ...................  15,949,968    18,718,467    20,067,102
Interest expense .......................   4,735,413     4,161,668     5,987,148
                                         ---------------------------------------
Income before income taxes .............  11,214,555    14,556,799    14,079,954
Income tax expense .....................   3,951,198     5,274,000     5,102,000
                                         ---------------------------------------
Net income ............................ $  7,263,357  $  9,282,799  $  8,977,954
                                         =======================================

Earnings per share:
Net income .............................$       0.69  $       0.70  $       0.67
                                         =======================================

Weighted average shares outstanding ....  10,495,616    13,350,000    13,350,000
                                         =======================================




















The accompanying notes are an integral part of these consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, and 1996



                 Series I    Class A  Class B  Additional                Total
                 Preferred   Common   Common    Paid-In   Retained Stockholders'
                   Stock     Stock    Stock     Capital   Earnings     Equity
                  --------------------------------------------------------------

Balances at
 January 1, 1994   $25,000  $51,500  $23,500  $       --  $5,602,610  $5,702,610

Conversion of
preferred stock
to common
stock              (25,000)  25,000       --          --          --          --

Proceeds from
issuance of common
stock, net of
related costs
of $4,771,904           --   33,500       --  50,469,596          --  50,503,096

Net income ....         --       --       --          --   7,263,357   7,263,357
                ----------------------------------------------------------------

Balances at
 December 31, 1994      --  110,000   23,500  50,469,596  12,865,967  63,469,063

Net income ....         --       --       --          --   9,282,799   9,282,799
                ----------------------------------------------------------------

Balances at
 December 31, 1995      --  110,000   23,500  50,469,596  22,148,766  72,751,862

Net income ....         --       --       --          --   8,977,954   8,977,954
                ----------------------------------------------------------------

Balances at
 December 31, 1996    $ --  110,000  $23,500 $50,469,596 $31,126,720 $81,729,816
                ================================================================























The accompanying notes are an integral part of these consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996



                                          1994           1995           1996
                                     ------------------------------------------
Cash flows from operating activities:
Net income ...................        $  7,263,357   $  9,282,799  $  8,977,954
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Provision for losses on receivable          86,910        150,000       407,655
Depreciation and amortization            9,421,387     16,787,219    22,781,481
Deferred income tax expense              2,851,219      4,673,000     4,050,000
Loss (Gain) on disposition of property
  and equipment ..............            (111,521)      (741,804)     (642,025)
Changes in operating assets and liabilities:
Receivables and advances                (5,755,283)   (19,610,235)    3,010,662
Prepaid expenses ........                 (388,231)    (1,298,535)   (1,088,845)
Tire and parts inventory                  (235,443)      (301,696)      (78,626)
Other assets .................              (9,070)          --             --
Accounts payable and accrued expenses    2,282,315        185,885     1,707,242
                                     ------------------------------------------
Net cash flows provided by operating
 activities                             15,405,640      9,126,633    39,125,498

Cash flows from investing activities:
Acquisition of property and
 equipment ...................         (53,606,143)   (72,431,927)  (49,142,303)
Proceeds from disposition of property
  and equipment ..............           3,389,349     16,942,319    10,219,276
Covenant not to compete ......                  --       (200,000)           --
                                     ------------------------------------------
Net cash flows from investing
 activities:                           (50,216,794)   (55,689,608)  (38,923,027)

Cash flows from financing activities:
Proceeds from issuance of stock         50,503,096             --            --
Proceeds from issuance of long-term
  debt .......................          39,024,009     84,000,000     3,000,000
Repayments of long-term debt           (51,061,139)   (41,494,926)      (40,000)
Deferred debt issuance cost                     --       (358,172)     (132,216)
                                     ------------------------------------------
Net cash flows provided by
 financing activities                   38,465,966     42,146,902     2,827,784
                                     ------------------------------------------

Net change in cash and cash
 equivalents                             3,654,812     (4,416,073)    3,030,255

Cash and cash equivalents at
 beginning of period                     1,222,549      4,877,361       461,288
                                                                ------------
Cash and cash equivalents at end
 of period                            $  4,877,361   $    461,288  $  3,491,543
                                     ==========================================

Supplemental disclosure of cash flow
 information:
Cash paid during the year for:
Interest ................             $  4,750,707   $  3,607,927  $  5,905,000
                                     ==========================================
Income taxes ............             $    959,979   $    601,000  $    795,000
                                     ==========================================

The accompanying notes are an integral part of these consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Covenant Transport, Inc. (the "Company") is a long-haul truckload carrier that transports time-sensitive freight on express delivery schedules.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly owned operating subsidiary, Covenant Transport, Inc., a Tennessee corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation - On May 31, 1994, the Company acquired title to essentially all of the revenue equipment of Tenn-Ga Leasing, Inc. ("Tenn-Ga") in exchange for assuming long-term debt and the issuance of 2,500,000 shares of Series I preferred stock. Tenn-Ga was a revenue equipment leasing company incorporated by a related party in 1991 to serve as a financing alternative for a portion of the Company's revenue equipment. Substantially all of Tenn-Ga's operating activities since inception involved leasing of revenue equipment to the Company under operating lease agreements which were pledged as collateral for certain Tenn-Ga borrowings. Due to the related nature of share ownership and the operational interdependence of the companies, Tenn-Ga's results were combined with the Company's from the inception of Tenn-Ga in January 1991 through the May 31, 1994, acquisition of Tenn-Ga's revenue equipment by the Company in a manner similar to a pooling of interests. The preferred shares were non-voting and had preference over the common stock in liquidation. The preferred shares were converted into an equal number of Class A common shares at the closing of the Company's initial public offering.

Revenue Recognition - Revenue, drivers' wages, and other direct operating expenses are recognized on the date shipments are completed to the customer.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tires and Parts Inventory - Tires on new revenue equipment are capitalized as a component of the related equipment cost when the vehicle is placed in service and recovered through depreciation over the life of the vehicle. Replacement tires and parts on hand at year end are recorded at the lower of cost or market with cost determined using the first-in, first-out method.

Property and Equipment - Depreciation and amortization on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Salvage values of 25% to 33 1/3% and lives of five to seven years are used in the calculation of depreciation for revenue equipment.

In  accordance  with  industry  practices,  the gains or losses on  disposal  of
revenue   equipment  are  included  in  depreciation  and  amortization  in  the statements of operations.

Insurance and Other Claims - Losses resulting from claims for personal injury, property damage, cargo loss and damage, and other sources are covered by insurance, subject to deductibles. Losses resulting from uninsured claims are recognized when such losses are known and estimable.

Concentrations of Credit Risk - The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.   OTHER ASSETS

A summary of other assets as of December 31, 1995 and 1996 is as follows:


                                          1995                 1996
                                      --------------------------------
Covenants not to compete, net          $  362,500          $  252,500
Deferred debt costs, net                  313,623             262,486
Split dollar life insurance               307,508             425,279
Cash surrender value of life insurance     76,078             106,078
Other ..............                       59,775             130,815
                                       ----------          ----------
                                       $1,119,484          $1,177,158
                                       ==========          ==========


3.   PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 1995 and 1996 is as follows:


                                      1995           1996
                                   ----------------------------
Revenue equipment ..                $136,465,798   $168,059,349
Land and improvements                  2,949,767      3,687,215
Buildings and leasehold improvements   1,483,422      1,706,048
Communications equipment               5,507,255      6,428,634
Construction in process                  739,180        131,396
Other ..............                   2,282,964      3,123,425
                                    ------------   ------------
                                    $149,428,386   $183,136,067
                                    ============   ============

Construction in process in 1995 related to the new headquarters facility being built in Chattanooga, Tennessee and completed in December 1996. Interest totaling $80,723 was capitalized in 1995 associated with the construction of the Chattanooga facility and the Pomona terminal which was completed in May 1995.

4.   LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1995 and 1996:


                                                         1995            1996
                                                     ---------------------------
Borrowings under $70 million credit agreements       $55,000,000    $58,000,000
10-year senior notes                                  25,000,000     25,000,000
Notes to unrelated individuals for non-compete
  agreements                                             200,000        160,000
                                                     --------------------------
                                                      80,200,000     83,160,000
Less current maturities                                   50,000         50,000
                                                     --------------------------
                                                     $80,150,000    $83,110,000
                                                     ==========================

During January 1995, the Company entered into a $70 million credit agreement with a group of banks. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $55 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10 million. The credit agreement includes a "security agreement" such that the credit agreement may be collateralized by virtually all assets of the Company if a covenant
violation occurs.   A  commitment  fee  of 0.225% per annum is due on the daily unused portion of the credit agreement.

The credit agreement revolves for the first two years and then has a three year term out. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning on the second anniversary of the date of the credit agreement. The Company renewed the loan in January 1996 and anticipates renewing the line of credit on an annual basis. Borrowings under the credit agreement may be based on the banks' base rate or LIBOR. Borrowings under LIBOR accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.375% and 1% based on cash flow coverage and a defined debt to capitalization ratio. At December 31, 1996, the margin was 0.625%.

During February and May 1995, the Company entered into interest rate swap agreements that fixed interest rates on $28 million and $10 million of the borrowings under the credit agreement at 6.9% and 5.8%, respectively, plus the applicable margin for two years. An additional $25 million interest rate swap agreement was completed in 1996 to fix interest rates on $25 million from February 1997 until February 1999 at 5.9% plus the applicable margin. All remaining borrowings under the credit agreement are at one, two, or three month LIBOR.

During August 1995, the Company agreed to place $25 million in senior notes due October 2005 with an insurance company. The term agreement requires payments for interest due semi-annually in arrears with principal payments due in four equal annual installments beginning October 1, 2002. Interest accrues at 7.39% per annum.

The credit agreement and senior note agreement subject the Company to certain restrictions and covenants related to, among others, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness.

The notes for non-compete agreements resulted from purchases of certain assets of two companies completed in 1995. Revenue equipment, customer lists, and covenants not to compete were purchased for amounts totaling $1,919,532. Note balances are based on the present value of future payments with interest imputed at 8%.

5.   RELATED PARTY TRANSACTIONS

Transactions involving related parties not otherwise disclosed herein are as follows:

During 1995 and 1996, the Company sold certain of its used tractors and trailers to corporations owned by related parties for an aggregate of approximately $9,727,909 in 1995 and $103,000 in 1996. In all cases, the Company received amounts equal to, or in excess of, the trade-in amounts guaranteed by the tractor manufacturer or fair values listed in industry trailer publications.

From January 1 to September 30, 1994, the Company leased its terminal at Oklahoma City, Oklahoma, for an aggregate of $33,000 from a related party. Effective September 30, 1994, the Company purchased the Oklahoma City facility for $450,000, which was the same price paid by the related party for the facility on January 1, 1994. Prior to January 1, 1994, the facility had been leased from an unrelated party.

On August 10, 1994, the Company purchased property located in Pomona, California from a related party for $475,000, the same price paid for such property earlier in 1994. Covenant completed construction of a terminal facility on the property during 1995.

6.   LEASES

The Company has operating lease commitments for office and terminal properties and revenue equipment, exclusive of owner/operator rentals, trip lease agreements, and month-to-month equipment rentals, in the following amounts at December 31, 1996:


Year ending December 31:
                    1997            $       3,080,000
                    1998                    2,569,000
                    1999                    2,336,000
                    2000                    1,328,000
                    2001                    1,349,000


Total rental expense is summarized as follows for the years ended December 31, 1994, 1995, and 1996:


                               1994         1995         1996
                            ------------------------------------
Revenue equipment rentals   $2,689,454   $  914,034   $  338,283
Owner/operator rentals ..       95,646       70,926         --
Terminal rentals ........      440,089      531,948      606,424
Other equipment rentals .      312,119      451,092      505,062
                            ----------   ----------   ----------
                            $3,537,308   $1,968,000   $1,449,769
                            ==========   ==========   ==========

During April 1996, the Company entered into an agreement to lease its headquarters and terminal in Chattanooga under an operating lease. The lease provides for rental payments to be variable based upon LIBOR interest rates for five years. The Company entered into an agreement with the lessor to fix the rental payments from January 1997 until September 1998 at approximately $87,000 per month.

Covenant leases its former headquarters terminal at Chattanooga, Tennessee, from the principal stockholder of the Company. Effective June 1, 1993, the monthly rental was $17,900 per month, with annual increases of 5% until the monthly rental payments reach 1% of the property's appraised value. The Company also leases a small terminal at Greer, South Carolina, for annual rent of $12,000 from the principal stockholder.

Included in terminal rentals are payments of $253,680, $239,344, and $237,664 for the years ended December 31, 1994, 1995, and 1996, respectively, to the principal stockholder of the Company and another related party for the rental of terminal facilities. Included in revenue equipment rentals for 1994 are payments of $37,270 to a related party for the rental of tractors and trailers. After 1994, the Company has not leased any equipment from this related party.

7.   INCOME TAX EXPENSE

Income tax expense for the years ended December 31, 1994, 1995, and 1996 is comprised of:


                       1994          1995         1996
                   --------------------------------------
Federal, current    $1,099,979   $  601,000   $  795,000
Federal, deferred    2,644,219    4,380,000    3,984,000
State, current ..         --           --        257,000
State, deferred .      207,000      293,000       66,000
                    ----------   ----------   ----------
                    $3,951,198   $5,274,000   $5,102,000
                    ==========   ==========   ==========

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 34% to income before income taxes for the year ended December 31, 1994 and 35% for the years ended December 31, 1995 and 1996 as follows:


                                                 1994       1995         1996
                                            ------------------------------------
Computed "expected" income tax expense      $ 3,812,949  $5,095,000  $4,928,000
Adjustments in income taxes resulting from:
Earnings taxable to S Corporation
 shareholder                                   (225,561)        --           --
State income taxes, net of federal income
 taxes                                          145,795      189,000    183,000
Other, net ...................                   33,015      (10,000)    (9,000)
Change in effective tax rate .                  185,000         --           --
                                            -----------  ----------- -----------
Actual income tax expense ....              $ 3,951,198  $ 5,274,000 $5,102,000
                                            ===========  =========== ===========

The change in effective tax rate resulted from recording the liability related to the net future taxable amounts at a federal rate of 35% versus 34% at December 31, 1994, the Company's best estimate of the future effective rate.

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 1995 and 1996 are as follows:


                                              1995               1996
                                        ---------------------------------------
Deferred tax assets:
Allowance for doubtful accounts (current)$   144,000         $   180,000
Accrued expenses (current) ...                32,000              68,000
Loss carryforwards ...........             6,160,000           9,186,000
Alternative minimum tax credits            2,174,000           2,969,000
Contributions ................               200,000             309,000
Investment tax credits carryforward           82,000              82,000
Other ........................                29,000              29,000
                                         -----------         -----------
                                           8,821,000          12,823,000
Deferred tax liability:
Depreciation .................            18,409,000          26,461,000
                                         -----------         -----------
Net deferred tax liability ...             9,588,000          13,638,000
Portion reflected as current asset           176,000             248,000
                                         -----------         -----------
Net deferred tax liability ...           $ 9,764,000         $13,886,000
                                         ===========         ===========

The Company has available for federal income tax purposes net operating loss and investment tax credit carryforwards, respectively, which expire as follows:


                              Net                        Investment
                        Operating Loss                   Tax Credit
                   ------------------------- ---- -------------------------

2001               $                       -      $                 82,000
2003                               2,014,000
2005                               1,393,000
2007                                 138,000
2009                               8,692,000
2010                               6,160,000
2011                               7,120,000
                   ------------------------- ---- -------------------------
                   $              25,517,000      $                  82,000
                   ========================= ==== =========================


8.   CONTINGENCIES

The Company, in the normal course of business, is involved in certain legal matters for which it carries liability insurance. It is management's belief that the losses, if any, from these lawsuits will not have a materially adverse impact on the financial condition, operations, or cash flows of the Company.

Financial risks which potentially subject the Company to concentrations of credit risk consist of deposits in banks in excess of the Federal Deposit Insurance Corporation limits. The Company monitors this risk and historically has not experienced any losses on these financial instruments.

9.   EARNINGS PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

10.  CAPITAL STRUCTURE

In May 1994, Covenant Transport, Inc., a Nevada corporation, was incorporated to serve as the holding company of Covenant Transport, Inc., a Tennessee corporation. In connection with this formation, the stockholders exchanged their then held shares of the Tennessee corporation for holding company shares. This reorganization and revised capital structure has been reflected for all periods presented herein.

On May 27, 1994, the Company amended its articles of incorporation to authorize 20,000,000 shares of Class A common stock, 5,000,000 shares of Class B common stock and 5,000,000 preferred shares. The Company subsequently designated
2,500,000 preferred shares as Series I preferred shares, $.01 par value, and issued such shares, which were converted into 2,500,000 shares of Class A common stock upon the closing of the Company's initial public offering. During November 1994, the Company completed an underwritten initial public offering of 4,370,000 shares of Class A Common Stock, 3,350,000 shares of which were offered by the Company. The terms of future issuances of preferred shares will be set by the Board of Directors.

The shares of Class A and B common stock are substantially identical except that the Class B shares are entitled to two votes per share.

11.  DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute up to 20% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The Company contributed approximately $90,000, $326,000, and $464,000 in 1994, 1995, and 1996, respectively, to the profit sharing and savings plan.

12.  INCENTIVE STOCK PLAN

The Company has adopted an incentive stock plan. Awards may be in the form of incentive stock awards or other forms. The Company has reserved 670,000 shares of Class A Common Stock for distribution at the discretion of the Board of Directors. During October 1994, the Company granted options to purchase 122,500 shares which are exercisable at the fair market value on the date of grant ($16.50) and vest at varying dates through October 1999. During June 1996, the Company granted options to purchase 267,500 shares which are exercisable at the fair market value on the date of grant ($15.50) and vest at varying dates through June 2001. The options expire 10 years from the date of grant. The following table details the activity of the incentive stock option plan:


                                     1995      1996
                                  --------------------

Balance January 1                  119,000   117,000
Granted .......                       --     267,500
Exercised .....                       --        --
Canceled ......                     (2,000)   (1,250)
---------------                   --------  --------
Balance December 31                117,000   283,250
===============                   ========  ========
Exercisable December 31             48,000    82,500
===============                   ========  ========

The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation effective for the fiscal years beginning after December 15, 1995. The Company intends to adopt the disclosure provisions of the Statement in 1996.

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise price equal to the fair value of the Company's Class A common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996, as no options were granted in 1995. During the phase-in period of SFAS No. 123, pro forma disclosures may not be indicative of future amounts until the new rules are applied to all awards. For SFAS No. 123 purposes, the fair value of each employee options grant has been estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rate of 6.25%, expected life of 5 years, dividend rate of zero percent, and expected volatility of 32.5%. Using these assumptions, the fair value of the employee stock options granted in 1996 is $700,000, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the year ended December 31, 1996:


                                            1996
                                     ------------------
Net income:
   As reported                       $        8,977,954
   Pro forma                                  8,837,954
Net income per share:
   As reported                                     0.67
   Pro forma                                       0.66

                       CONSENT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Covenant Transport, Inc.


We consent to the incorporation by reference in the registration statements of Covenant Transport, Inc. on Form S-8 (File No. 333-2654 and 33-88686) of our reports dated January 31, 1997, on our audits of the consolidated financial statements and financial statement schedule of Covenant Transport, Inc. as of December 31, 1996 and 1995, and for each of the years in the three-year period then ended which reports are incorporated by reference, and included, respectively, in this Annual Report on Form 10-K.



                                                        COOPERS & LYBRAND L.L.P.



Knoxville, Tennessee
February 11, 1997