Form 10-Q
period 1997-03-31
COVENANT TRANSPORT INC
filed 1997-05-15
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                               400 Birmingham Hwy.
                              Chattanooga, TN 37419
                                 (423) 821-0121
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    YES X NO
                                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 15, 1997)

             Class A Common Stock, $.01 par value: 11,000,000 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                                     Exhibit Index is on Page 11

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER
Item 1.    Financial statements
           Condensed consolidated balance sheets as of December 31, 1996
                    and March 31, 1997 (unaudited)                          3
           Condensed consolidated statements of operations for the three
                    months ended March 31, 1996 and 1997 (unaudited)        4
            Condensed consolidated statements of cash flows for the three
                    months ended March 31, 1996 and 1997 (unaudited)        5
           Notes to condensed consolidated financial statements (unaudited) 6
Item 2.    Management's discussion and analysis of financial condition
                    and results of operations                               7


                                     PART II
                                OTHER INFORMATION


                                                                           PAGE
                                                                          NUMBER
Item 1.       Legal proceedings                                             11
Items 2.,
3., 4.,
and 5.        Not applicable
Item 6.       Exhibits and reports on Form 8-K                              11

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


               ASSETS                        December 31,             March 31,
                                                1996                    1997
                                           -------------------------------------
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents              $    3,491,543        $    4,264,789
  Accounts receivable, net of allowance
    of $500,000 in 1996 and $550,000
    in 1997                                  29,955,577            34,869,339
  Drivers advances and other receivables      3,230,857             1,747,811
  Tire and parts inventory                      880,086               988,247
  Prepaid expenses                            3,781,003             6,098,856
  Deferred income taxes                         248,000               203,000
                                         ---------------------------------------
Total current assets                         41,587,066            48,172,042

Property and equipment, at cost             183,136,067           197,344,869
Less accumulated depreciation and
 amortization                                38,752,116            44,281,078
                                         ---------------------------------------
Net property and equipment                  144,383,951           153,063,791

Other                                         1,177,158             1,169,800
                                         ---------------------------------------

Total assets                             $  187,148,175        $  202,405,633
                                         =======================================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current  maturities of long-term debt  $       50,000        $       50,000
  Accounts payable                            3,892,208             3,330,590
  Accrued expenses                            4,480,151             6,249,969
                                         ---------------------------------------
Total current liabilities                     8,422,359             9,630,559

Long-term debt, less current maturities      83,110,000            94,110,000
Deferred income taxes                        13,886,000            15,097,000
                                         ---------------------------------------
Total liabilities                           105,418,359           118,837,559

Stockholders' equity:
  Class A common stock, $.01 par value;
    11,000,000 shares issued and
    outstanding                                 110,000               110,000
  Class B common stock, $.01 par value;
    2,350,000 shares issued and
    outstanding                                  23,500                23,500
  Additional paid-in-capital                 50,469,596            50,469,596
  Retained earnings                          31,126,720            32,964,978
                                         ---------------------------------------
 Total stockholders' equity                  81,729,816            83,568,074
                                         ---------------------------------------
Total liabilities and stockholders'
 equity                                  $  187,148,175        $  202,405,633
                                         =======================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (unaudited)


                                                       1996             1997
                                                    ----------------------------
Revenue                                             $ 49,457,827   $ 62,587,858

Operating expenses:
  Salaries, wages, and related expenses               23,525,604     27,685,230
  Fuel, oil, and road expenses                        11,468,037     15,559,625
  Revenue equipment rentals and purchased
     transportation                                      231,020        427,388
  Repairs                                              1,054,115      1,267,433
  Operating taxes and licenses                         1,522,104      1,533,512
  Insurance                                            1,355,062      1,785,908
  General supplies and expenses                        3,039,812      3,690,990
  Depreciation and amortization, including gain
    on disposition of equipment                        5,139,593      6,356,027
                                                    ----------------------------
    Total operating expenses                          47,335,347     58,306,113
                                                    ----------------------------
    Operating income                                   2,122,480      4,281,745
Interest expense                                       1,368,160      1,367,487
                                                    ----------------------------
Income before income taxes                               754,320      2,914,258
 Income tax expense                                      272,000      1,076,000
                                                    ----------------------------
Net income                                          $    482,320   $  1,838,258
                                                    ============================

Earnings per share:
Net income                                          $       0.04   $       0.14
                                                    ============================

Weighted average shares outstanding                   13,350,000     13,350,000
                                                    ============================
















The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (unaudited)


                                                          1996          1997
                                                    ----------------------------
Cash flows from operating activities:
Net income                                          $     482,320   $ 1,838,258
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on receivables                   101,511        50,000
    Depreciation and amortization                       5,118,965     6,360,277
    Deferred income taxes                                (878,000)    1,256,000
    Loss (gain) on disposition of property and
     equipment                                             20,629        (4,250)
    Changes in operating assets and liabilities:
      Receivables and advances                          8,438,642    (3,521,503)
      Prepaid expenses                                 (2,312,821)   (2,317,853)
      Tire and parts inventory                             35,395      (108,161)
      Accounts payable and accrued expenses             4,075,812     1,208,200
                                                    ----------------------------
Net cash flows from operating activities               15,082,453     4,760,968

Cash flows from investing activities:
  Acquisition of property and equipment               (14,066,503)  (16,288,112)
  Proceeds from disposition of property and
   equipment                                              446,070     1,300,390
                                                    ----------------------------
Net cash flows from investing activities              (13,620,433)  (14,987,722)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                     --    11,000,000
  Repayments of long-term debt                         (1,000,000)           --
  Deferred debt issuance cost                             (25,271)           --
                                                    ----------------------------
Net cash flows from financing activities               (1,025,271)   11,000,000
                                                    ----------------------------

Net change in cash and cash equivalents                   436,749       773,246

Cash and cash equivalents at beginning of period          461,288     3,491,543
                                                    ----------------------------
Cash and cash equivalents at end of period          $     898,037   $ 4,264,789
                                                    ============================












The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  Basis of Presentation

         The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

         The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1996 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

------------------------------------

                           FORWARD LOOKING STATEMENTS

         This document contains forward-looking statements in paragraphs that are marked with an asterisk. Statements by the Company in press releases, public filings, and stockholder reports, as well as oral public statements by Company representatives, also may contain certain forward looking information. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, fuel price increases, and higher interest rates; the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers; and competition from trucking, rail, and intermodal competitors. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to revenue for the three months ended March 31, 1996 and 1997:


                                                    1996      1997
                                                   ----------------
Revenue                                            100.0%    100.0%

Operating expenses:
  Salaries, wages, and related expenses             47.6      44.2
  Fuel, oil, and road expenses                      23.2      24.9
  Revenue equipment rentals and purchased
     transportation                                  0.5       0.7
  Repairs                                            2.1       2.0
  Operating taxes and licenses                       3.1       2.5
  Insurance                                          2.7       2.8
  General supplies and expenses                      6.1       5.9
  Depreciation and amortization, including
    gain on disposition of equiment                 10.4      10.2
                                                   ----------------
    Total operating expenses                        95.7      93.2
                                                   ----------------
    Operating income                                 4.3       6.8
Interest expense                                     2.8       2.2
                                                   ----------------
Income before income taxes                           1.5       4.6
Income tax expense                                   0.5       1.7
                                                   ----------------
Net income                                           1.0%      2.9%
                                                   ================

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

Revenue increased $13.1 million (26.5%) to $62.6 million in the 1997 period from $49.5 million in the 1996 period. The revenue increase was primarily generated by a 24.6% increase in weighted average tractors, to 1,732 during the 1997 period from 1,390 during the 1996 period, as the Company expanded to meet demand from new customers and higher volume from existing customers. The Company's average revenue per loaded mile also increased to approximately $1.11 during the 1997 period from $1.08 during the 1996 period. The increase was attributable to per-mile rate increases negotiated by the Company and approximately $700,000 in fuel surcharge revenue during the 1997 period. In addition, several storms during the 1996 period forced the Company to use secondary customers paying lower rates. The Company's revenue per loaded mile in the 1997 period net of the fuel surcharges was $1.10. Average miles per tractor decreased to 34,389 in the 1997 period from 35,067 in the 1996 period as the 1997 period had one less day and the Company had tractors without drivers during January and late March 1997. Deadhead improved to 5.2% of total miles in the 1997 period from 5.6% in the 1996 period.

Salaries, wages, and related expenses increased $4.2 million (17.7%) to $27.7 million in the 1997 period from $23.5 million in the 1996 period. As a percentage of revenue, salaries, wages and related expenses decreased to 44.2% of revenue in the 1997 period from 47.6% in the 1996 period. Driver wages as a percentage of revenue decreased to 32.5% in the 1997 period from 34.0% in the 1996 period as the 1997 period had very little adverse weather and therefore, lower layover expenses. The Company has announced a pay increase for drivers of approximately $0.02 per mile that is effective May 15, 1997. The pay increase is anticipated to increase overall costs for driver wages and benefits by approximately 1.5% of revenue. Non-driving employee payroll expense decreased to 5.2% in the 1997 period from 5.5% in the 1996 period as the Company reduced the number of non-driving employees per tractor. Employee benefits, consisting primarily of health insurance, workers' compensation costs, and employer paid taxes, decreased to 6.6% of revenue in the 1997 period from 8.1% in the 1996 period as the Company did not contract with the leasing company utilized during the 1996 period and obtained more favorable rates for health insurance during the 1997 period. (*)

Fuel, oil, and road expenses increased $4.1 million (35.7%) to $15.6 million in the 1997 period from $11.5 million in the 1996 period. As a percentage of revenue, fuel, oil and road expenses increased to 24.9% of revenue in the 1997 period from 23.2% in the 1996 period primarily as a result of higher per gallon fuel costs during the 1997 period. Fuel surcharges totaled $700,000 during the 1997 period and were implemented with a majority of the Company's customers.

Revenue equipment rentals and purchased transportation increased $196,000 (85.0%) to $427,000 in the 1997 period from $231,000 in the 1996 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 0.7% in the 1997 period from 0.5% in the 1996 period as operating leases for revenue equipment and the Company initiated the use of independent contractor suppliers of tractors during the 1997 period.

Repairs increased $213,000 (20.2%) to $1.3 million in the 1997 period from $1.1 million in the 1996 period. As a percentage of revenue, repairs remained essentially constant at 2.0% in the 1997 period and 2.1% in the 1996 period.

Operating taxes and licenses remained virtually unchanged between the periods. As a percent of revenue, operating taxes and licenses decreased to 2.5% in the 1997 period from 3.1% in the 1996 period. The expense as a percent of revenue returned to normalized levels after unusually high expenses in the first quarter of 1996. For the past three years, operating taxes and licenses have averaged 2.6%.

Insurance increased $431,000 (31.8%) to $1.8 million in the 1997 period from $1.4 million in the 1996 period. As a percentage of revenue, insurance increased to 2.9% of revenue in the 1997 period from 2.7% in the 1996 period as a larger number of accidents resulted in additional deductibles being paid.

-------------------

     (*)     May contain "forward-looking" statements.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $651,000 (21.4%) to $3.7 million in the 1997 period from $3.0 million in the 1996 period. As a percentage of revenue, general supplies and expenses decreased to 5.9% of revenue in the 1997 period from 6.1% in the 1996 period. The 1997 decrease is primarily related to the fixed nature of a portion of these costs as well as the increased revenue per tractor more than offsetting higher facilities expenses related to the Company's new headquarters and terminal in Chattanooga, Tennessee.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.2 million (23.7%) to $6.4 million in the 1997 period from $5.1 million in the 1996 period. As a percentage of revenue, depreciation and amortization decreased to 10.2% of revenue in the 1997 period from 10.4% in the 1996 period as a result of a greater percentage of the Company's fleet being obtained under operating leases and independent contractor agreements, as well as an increase in revenue per tractor.

As a result of the foregoing, the Company's operating ratio was 93.2% in the 1997 period versus 95.7% in the 1996 period.

Interest expense remained virtually unchanged for the 1997 period as compared to the 1996 period. Interest expense decreased to 2.2% of revenue in the 1997 period from 2.8% in the 1996 period, as higher average debt balances ($85.4 million in the 1997 period compared with $79.2 million in the 1996 period) were offset by lower average interest rates (6.4% in the 1997 period compared with 6.9% in the 1996 period) and higher revenue in 1997.

The Company's effective tax rate was 36.9% in the 1997 period compared with 36.1% in the 1996 period reflecting increased state income taxes in the 1997 period. The effective tax rate is expected to average approximately 37.0% for the remainder of 1997. (*)

Primarily as a result of the factors described above, net income increased to $1.8 million in the 1997 period (2.9% of revenue) from $482,000 in the 1996 period (1.0% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company historically has financed its revenue equipment requirements with borrowings under a line of credit, senior notes, cash flows from operations, and operating leases. The Company's primary sources of liquidity at March 31, 1997 were funds provided by operations, borrowings under its credit agreement (which was increased from $70 million to $85 million during the quarter), funds provided from its $25 million in senior notes, and an operating lease covering its new headquarters and terminal facility.

The Company's primary source of cash flow from operations is net income increased by depreciation and deferred income taxes. Historically, financing increases in receivables and advances associated with the Company's revenue growth has been a significant use of cash provided by operations. In

-------------------

     (*)     May contain "forward-looking" statements.

the 1996 period, however, receivables and advances decreased due to collection of an other receivable and rectifying an accounts receivable imbalance that had occurred at the end of 1995 resulting in $10.5 million in operating cash flows. Management believes that cash flows in the 1997 period are more representative of a normalized first quarter. Net cash provided by operating activities was $4.8 million in the 1997 period and $15.1 million in the 1996 period. (*)

Net cash used in investing activities was $15.0 million in the 1997 period and $13.6 million in the 1996 period. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. The Company expects capital expenditures (primarily for revenue equipment), net of trade-ins, to be approximately $50.0 million in 1997. (*)

Net cash provided by financing activities of $11 million in 1997 was related to borrowings under a credit agreement. This compared with net cash used by financing activities of $1.0 million in 1996 as the Company made repayments under the credit agreement.

At March 31, 1997, the Company had outstanding debt of $94.2 million, substantially all of which related to draws under a its credit agreement and $25 million in senior notes. Interest rates on this debt ranged from 6.1% to 7.4% at March 31, 1997. Effective March 31, 1997, the Company renewed its credit agreement and increased its limit to $85 million in order to provide for future needs.

At March 31, 1997, $69 million was drawn under the Company's credit agreement. The credit agreement is with a syndicate of banks and provides for outstanding borrowings to bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin between 0.375% and 1.0%. For the quarter ended March 31, 1997, the applicable margin was 0.5%. During February and May 1995, the Company entered into interest rate swap agreements that fixed interest rates for two years on $28 million and $10 million of the borrowings under the credit agreement at 6.9% and 5.8%, respectively, plus the applicable margin. An additional $25 million swap agreement was completed in 1996 to fix interest rates from February 1997 until February 1999 at 5.9% plus the applicable margin. All remaining borrowings under the credit agreement are at one, two, or three month LIBOR plus the applicable margin.

The Company also has outstanding $25 million in senior notes due October 2005 that were placed with an insurance company. The notes bear interest at 7.39%, payable semi-annually. Principal payments are due in equal annual installments beginning in October 2001.

In December 1996, the Company took possession of its new headquarters and terminal facility. The facility was constructed under a "build-to-suit" operating lease and is expected to increase the Company's annual facilities costs by approximately $750,000.

The credit agreement, senior notes, and headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. The Company was in compliance with the agreements at March 31, 1997.

-------------------

     (*)     May contain "forward-looking" statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                            PART II OTHER INFORMATION


Item 1.           Legal Proceedings

                  No reportable events or material changes occurred during the quarter for which this report is filed.

Items 2, 3,
4 and 5.          Not applicable

Item 6.           Exhibits and reports on Form 8-K.
                  (a)      Exhibits

Exhibit
Number            Description
10.1              Credit  Agreement  dated  January  17,  1995,  among  Covenant
                  Transport, Inc., a Tennessee corporation,  ABN-AMRO Bank N.V., as  agent, and certain other banks, filed as Exhibit 10 to the
                  Company's  Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
10.2              Lease  dated  January 1, 1990, between David R. and Jacqueline
                  F.   Parker   and   Covenant   Transport,   Inc,  a  Tennessee
                  corporation,   with  respect  to  the  Chattanooga,  Tennessee
                  headquarters, filed as Exhibit 10.5 to the Company's Registra-
                  tion   Statement  on  Form  S-1,  Registration  No.  33-82978,
                  effective   October  28,  1994,  and  incorporated  herein  by
                  reference.
10.3              Lease  dated  June 1, 1994, between David R. and Jacqueline F.
                  Parker  and  Covenant Transport, Inc, a Tennessee corporation, with  respect  to  terminal facility in Greer, South Carolina, filed  as Exhibit 10.6 to the Company's Registration Statement
                  on  Form S-1, Registration No. 33-82978, effective October 28,
                  1994, and incorporated herein by reference.
10.4              Incentive  Stock  Plan, filed as Exhibit 10.9 to the Company's
                  Registration Statement on Form S-1, Registration No. 33-82978,
                  effective   October  28,  1994,  and  incorporated  herein  by
                  reference.
10.5              401(k) Plan, filed as Exhibit 10.10 to the Company's Registra-
                  tion   Statement  on  Form  S-1,  Registration  No.  33-82978,
                  effective   October  28,  1994,  and  incorporated  herein  by
                  reference.
10.6              Note Purchase Agreement dated October 15, 1995, among Covenant
                  Transport,  Inc,  a Tennessee corporation and CIG & Co., filed as Exhibit 10.12 to the Company's Form 10-K for the year ended
                  December 31, 1995, and incorporated herein by reference.
10.7              First  Amendment  to Credit Agreement and Waiver dated October
                  15,  1995,  filed  as Exhibit 10.13 to the Company's Form 10-K for  the year ended December 31, 1995, and incorporated herein by reference.
10.8              Participation  Agreement  dated March 29, 1996, among Covenant
                  Transport, Inc, a Tennessee corporation, Lease Plan USA, Inc., and  ABN-AMRO  Bank,  N.V.,  Atlanta  Agency, filed as Exhibit
                  10.14  to  the  Company's Form 10-Q for the period ended March
                  31, 1996, and incorporated herein by reference.
10.9              Second  Amendment  to  Credit Agreement and Waiver dated April
                  12,  1996,  filed  as Exhibit 10.15 to the Company's Form 10-Q for  the  period ended March 31, 1996, and incorporated herein by reference.
10.10             First  Amendment  to  Note Purchase Agreement and Waiver dated
                  April  1,  1996,  filed as Exhibit 10.16 to the Company's Form
                  10-Q  for  the  period  ended March 31, 1996, and incorporated herein by reference.
10.11*            Third Amendment to Credit Agreement and Waiver dated March 31,
                  1997.
10.12*            Waiver to Note Purchase Agreement dated March 31, 1997.
11*               Statement re: Computation of Per Share Earnings.
21*               Subsidiaries of the Registrant.
27*               Financial data schedule.

------------------------------------

*     Filed herewith.

                  (b) No reports on Form 8 - K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COVENANT TRANSPORT, INC.


Date:  April 18, 1997                      /s/ Bradley A. Moline
       --------------                      --------------------
                                           Bradley A. Moline
                                           Treasurer and Chief Financial Officer