Form 10-Q
period 1997-06-30
COVENANT TRANSPORT INC
filed 1997-08-14
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                               400 Birmingham Hwy
                              Chattanooga, TN 37419
                                 (423) 821-1212
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    YES X NO
                                      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 15, 1997):

             Class A Common Stock, $.01 par value: 11,000,000 shares Class B Common Stock, $.01 par value: 2,350,000 shares


                                                    Exhibit Index is on Page 13.

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER

Item 1.       Financial statements

              Condensed consolidated balance sheets as of
                  December 31, 1996 and June 30, 1997 (unaudited)           3

              Condensed consolidated statements of operations for
                  the three and six months ended June 30, 1996 and
                  1997 (unaudited)                                          4

              Condensed consolidated statements of cash flows for
                  the six months ended June 30, 1996 and 1997 (unaudited)   5

              Notes to condensed consolidated financial statements
                  (unaudited)                                               6

Item 2.       Management's discussion and analysis of financial
                  condition and results of operations                       7



                                     PART II
                                OTHER INFORMATION


                                                                           PAGE
                                                                          NUMBER

Item 1.       Legal proceedings                                             13

Items 2.,
3., 4.,
and  5.       Not applicable

Item 6.       Exhibits and reports on Form 8-K                              13


                     COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,     June 30,
                 ASSETS                                    1996         1997
                 ------                               --------------------------
                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                           $  3,491,543  $    389,517
  Accounts receivable, net of allowance of $500,000
    in 1996 and $700,000 in 1997                        29,955,577    35,231,845
  Drivers advances and other receivables                 3,230,857     1,798,066
  Tire and parts inventory                                 880,086       991,201
  Prepaid expenses                                       3,781,003     4,426,448
  Deferred income taxes                                    248,000       259,000
                                                      --------------------------
Total current assets                                    41,587,066    43,096,077

Property and equipment, at cost                        183,136,067   205,288,458
Less accumulated depreciation and amortization          38,752,116    47,170,287
                                                      --------------------------
Net property and equipment                             144,383,951   158,118,171

Other                                                    1,177,158     1,632,686
                                                      --------------------------

Total assets                                          $187,148,175  $202,846,934
                                                      ==========================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                $     50,000  $     50,000
  Accounts payable                                       3,892,208     5,651,764
  Accrued expenses                                       4,480,151     7,733,581
                                                      --------------------------
Total current liabilities                                8,422,359    13,435,345

Long-term debt, less current maturities                 83,110,000    85,110,000
Deferred income taxes                                   13,886,000    17,181,000
                                                      --------------------------
Total liabilities                                      105,418,359   115,726,345

Stockholders' equity:
  Class A common stock, $.01 par value; 11,000,000
    shares issued and outstanding                          110,000       110,000
  Class B common stock, $.01 par value; 2,350,000
    shares issued and outstanding                           23,500        23,500
  Additional paid-in-capital                            50,469,596    50,469,596
  Retained earnings                                     31,126,720    36,517,493
                                                      --------------------------
 Total stockholders' equity                             81,729,816    87,120,589
                                                      ==========================
Total liabilities and stockholders' equity            $187,148,175  $202,846,934
                                                      ==========================









The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 and 1997
                                   (unaudited)


                               Three months ended             Six months ended
                                     June 30,                     June 30,
                               1996          1997          1996           1997
                          ------------------------------------------------------
Revenue                   $ 59,625,531  $ 70,059,872  $109,083,358  $132,647,730

Operating expenses:
   Salaries, wages, and
    related expenses        27,033,645    31,707,144    50,559,249    59,392,373
   Fuel, oil, and road
    expenses                13,917,483    14,912,295    25,385,520    30,471,920
   Revenue equipment
    rentals and purchased
    transportation              90,159     1,105,296       321,179     1,532,684
   Repairs                     959,893     1,304,095     2,014,008     2,571,528
   Operating taxes and
    licenses                 1,556,754     1,814,210     3,078,858     3,347,722
   Insurance                 1,511,214     1,904,821     2,866,276     3,690,729
   General supplies and
    expenses                 3,053,421     3,861,624     6,093,233     7,552,614
   Depreciation and
    amortization,
    including gain on
    disposition of
    equipment                5,410,893     6,332,759    10,550,486    12,688,787
                          ------------------------------------------------------
       Total operating
        expenses            53,533,462    62,942,244   100,868,809   121,248,357
                          ------------------------------------------------------
       Operating income      6,092,069     7,117,628     8,214,549    11,399,373
Interest expense             1,491,991     1,477,113     2,860,151     2,844,600
                          ------------------------------------------------------
       Income before
        income taxes         4,600,078     5,640,515     5,354,398     8,554,773
Income tax expense           1,676,000     2,088,000     1,948,000     3,164,000
                          ------------------------------------------------------
       Net income         $  2,924,078  $  3,552,515  $  3,406,398  $  5,390,773
                          ======================================================

Earnings per share
   Net income             $       0.22  $       0.27  $       0.26  $       0.40
                          ======================================================






















The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1997
                                   (Unaudited)

                                                          1996          1997
                                                      --------------------------
Cash flows from operating activities:
Net income                                            $ 3,406,398  $  5,390,773
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on receivables                   176,461       193,195
    Depreciation and amortization                      10,693,238    12,809,956
    Deferred income taxes                                 798,000     3,284,000
    Loss (gain) on disposition of property and
      equipment                                          (212,752)     (121,169)
    Changes in operating assets and liabilities:
      Receivables and advances                          2,913,929    (4,588,491)
      Prepaid expenses                                 (1,470,952)     (645,445)
      Tire and parts inventory                            161,442      (111,115)
      Accounts payable and accrued expenses             3,428,865     5,012,986
                                                      --------------------------
Net cash flows from operating activities               19,894,629    21,224,690

Cash flows from investing activities:
  Acquisition of property and equipment               (31,315,637)  (32,130,066)
  Proceeds from disposition of property and
    equipment                                           2,548,681     5,803,350
                                                      --------------------------
Net cash flows from investing activities              (28,766,956)  (26,326,716)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             10,000,000     2,000,000
  Deferred debt issuance cost                            (132,452)         --
                                                      --------------------------
Net cash flows from financing activities                9,867,548     2,000,000
                                                      --------------------------

Net change in cash and cash equivalents                   995,221    (3,102,026)

Cash and cash equivalents at beginning of period          461,288     3,491,543
                                                      ==========================
Cash and cash equivalents at end of period            $ 1,456,509   $   389,517
                                                      ==========================



















The accompanying notes are an integral part of these condensed consolidated financial statements.

                     COVENANT TRANSPORT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.      Basis of Presentation

             The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

--------------------------

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

                    COVENANT TRANSPORT, INC.  AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                           Three months ended  Six months ended
                                                 June 30,          June 30,
                                              1996     1997     1996     1997
                                          --------------------------------------
Revenue                                      100.0%   100.0%   100.0%   100.0%

Operating expenses:
   Salaries, wages, and related expenses      45.3     45.2     46.3     44.8
   Fuel, oil, and road expenses               23.4     21.3     23.3     23.0
   Revenue equipment rentals and
     purchased transportation                  0.2      1.6      0.3      1.1
   Repairs                                     1.6      1.9      1.9      1.9
   Operating taxes and licenses                2.6      2.6      2.8      2.5
   Insurance                                   2.5      2.7      2.6      2.8
   General supplies and expenses               5.1      5.5      5.6      5.7
   Depreciation and amortization               9.1      9.0      9.7      9.6
                                          --------------------------------------
     Total operating expenses                 89.8     89.8     92.5     91.4
                                          --------------------------------------
     Operating income                         10.2     10.2      7.5      8.6
Interest expense                               2.5      2.1      2.6      2.1
                                          --------------------------------------
Income before income taxes                     7.7      8.1      4.9      6.5
Provision for income taxes                     2.8      3.0      1.8      2.4
                                          --------------------------------------
Net income                                     4.9%     5.1%     3.1%     4.1%
                                          ======================================

COMPARISON  OF  THREE  MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30,
1996

Revenue increased $10.4 million (17.5%) to $70.1 million in the 1997 period from $59.6 million in the 1996 period. The revenue increase was primarily generated by a 17.8% increase in weighted average tractors, to 1,759 during the 1997 period from 1,493 during the 1996 period, as the Company expanded to meet demand from new customers and higher volume from existing customers. The Company's average revenue per loaded mile also increased to approximately $1.127 during the 1997 period from $1.096 during the 1996 period. The increase was attributable to per-mile rate increases negotiated by the Company. Included in the revenue amounts were fuel surcharges totaling approximately $800,000 during the 1997 period and $775,000 during the 1996 period. The Company's revenue per loaded mile in the 1997 period net of the fuel surcharges was $1.114 in the 1997 period and $1.083 in the 1996 period. Average miles per tractor decreased to 37,325 in the 1997 period from 38,462 in the 1996 period. Deadhead improved to 5.3% of total miles in the 1997 period from 5.4% in the 1996 period.

Salaries, wages, and related expenses increased $4.7 million (17.3%) to $31.7 million in the 1997 period from $27.0 million in the 1996 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 45.2% of revenue in the 1997 period from 45.3% in the 1996 period. Driver wages as a percentage of revenue increased to 33.3% in the 1997 period from 32.9% in the 1996 period as the 1997 period included a per mile pay increase to the drivers that was effective on May 15, 1997. The per mile pay increase will be in effect for the entire quarter in future quarters. Non-driving employee payroll expense increased to 5.2% of revenue in the 1997 period from 5.1% in the 1996. Employee benefits, consisting primarily of health insurance, workers' compensation costs, and employer paid taxes, decreased to 6.7% of revenue in the 1997 period from 7.3% in the 1996 period as the Company did not contract with the leasing company utilized during the 1996 period and obtained more favorable rates for health insurance during the 1997 period. (*)

Fuel, oil, and road expenses increased $995,000 (7.2%) to $14.9 million in the 1997 period from $13.9 million in the 1996 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 21.3% of revenue in the 1997 period from 23.3% in the 1996 period primarily as a result of lower per gallon fuel costs during the 1997 period. Fuel surcharges totaled $800,000 during the 1997 period and $775,000 in the 1996 period and were in effect with a majority of the Company's customers. Recent decreases in fuel prices have reduced the Company's fuel expense and reduced the amount of fuel surcharges. (*)

Revenue equipment rentals and purchased transportation increased $1.0 million (1,125.9%) to $1.1 million in the 1997 period from $90,000 in the 1996 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 1.6% in the 1997 period from 0.2% in the 1996 period as operating leases for revenue equipment were added in 1997 and the Company initiated the use of independent contractor owner-operators of tractors during the 1997 period.

Repairs increased $344,000 (35.9%) to $1.3 million in the 1997 period from $1.0 million in the 1996 period. As a percentage of revenue, repairs increased to 1.9% in the 1997 period from 1.6% in the 1996 period as the 1996 period was unusually low.

Operating taxes and licenses increased $257,000 (16.5%) to $1.8 million in the 1997 period from $1.6 million in the 1996 period. As a percent of revenue, operating taxes and licenses remained unchanged at 2.6% in the 1997 and the 1996 period.

Insurance increased $394,000 (26.1%) to $1.9 million in the 1997 period from $1.5 million in the 1996 period. As a percentage of revenue, insurance increased to 2.7% in the 1997 period from 2.5% in the 1996 period as a larger number of accidents resulted in additional deductibles being paid.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $808,000 (26.5%) to $3.9 million in the 1997 period from $3.1 million in the 1996 period. As a percentage of revenue, general supplies and expenses increased to 5.5% of revenue in the 1997 period from 5.1% in the 1996 period. The 1997 increase is primarily due to higher facilities expenses related to the Company's new headquarters and terminal in Chattanooga, Tennessee and the continuing rent payable on the former headquarters.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $922,000 (17.0%) to $6.3 million in the 1997 period from $5.4 million in the 1996 period. As a percentage of revenue, depreciation and amortization remained essentially constant at 9.0% in the 1997 period and 9.1% in the 1996 period. The use of operating leases and independent contractors during the 1997 period slightly more than offset higher utilization per tractor during the 1996 period.

As a result of the foregoing, the Company's operating ratio was 89.8% in both the 1997 and the 1996 periods.

-----------------------
(*) May contain forward-looking statements.

Interest expense remained virtually unchanged for the 1997 period as compared to the 1996 period. Interest expense decreased to 2.1% of revenue in the 1997 period from 2.5% in the 1996 period, as higher average debt balances ($89.2 million in the 1997 period compared with $84.7 million in the 1996 period) were offset by 1ower average interest rates (6.6% in the 1997 period compared with 7.0% in the 1996 period) and higher revenue in 1997.

The Company's effective tax rate was 37.0% in the 1997 period compared with 36.4% in the 1996 period reflecting increased state income taxes in the 1997 period. The effective tax rate is expected to average approximately 37.0% for the remainder of 1997. (*)

Primarily as a result of the factors described above, net income increased to $3.6 million in the 1997 period (5.1% of revenue) from $2.9 million in the 1996 period (4.9% of revenue).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

Revenue increased $23.6 million (21.6%) to $132.6 million in the 1997 period from $109.1 million in the 1996 period. The revenue increase was primarily generated by a 21.0% increase in weighted average tractors, to 1,812 during the 1997 period from 1,696 during the 1996 period, as the Company expanded to meet demand from new customers and higher volume from existing customers. The Company's average revenue per loaded mile also increased to approximately $1.118 during the 1997 period from $1.087 during the 1996 period. The increase was attributable to per-mile rate increases negotiated by the Company and approximately $1.5 million in fuel surcharge revenue during the 1997 period as compared to $775,000 during the 1996 period. The Company's revenue per loaded mile net of the fuel surcharges was $1.106 in the 1997 period and $1.079 in the 1996 period. Average miles per tractor decreased to 71,734 in the 1997 period from 73,650 in the 1996 period. Deadhead improved to 5.3% of total miles in the 1997 period from 5.5% in the 1996 period.

Salaries, wages, and related expenses increased $8.8 million (17.5%) to $59.4 million in the 1997 period from $50.6 million in the 1996 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 44.8% of revenue in the 1997 period from 46.4% in the 1996 period. Driver wages as a percentage of revenue decreased to 32.9% in the 1997 period from 33.4% in the 1996 period as the first quarter of 1996 had an unusually high expense for layover and other non-productive wages due to severe storms. The 1997 savings in non-productive wages was not fully offset by the per mile pay increase to the drivers that was effective on May 15, 1997. In future periods the per mile increase in driver wages will be in effect for the entire period. Non-driving employee payroll expense decreased to 5.2% in the 1997 period from 5.3% in the 1996. Employee benefits, consisting primarily of health insurance, workers' compensation costs, and employer paid taxes, decreased to 6.6% of revenue in the 1997 period from 7.7% in the 1996 period as the Company did not contract with the leasing company utilized during the 1996 period and obtained more favorable rates for health insurance during the 1997 period. (*)

------------------------
(*) May contain forward-looking statements.

Fuel, oil, and road expenses increased $5.1 million (20.0%) to $30.5 million in the 1997 period from $25.4 million in the 1996 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 23.0% of revenue in the 1997 period from 23.3% in the 1996 period. Fuel surcharges totaled $1.5 million during the 1997 period and $775,000 in the 1996 period and were in effect with a majority of the Company's customers . Recent decreases in fuel prices have reduced the Company's fuel expense and reduced the amount of fuel surcharges.

Revenue equipment rentals and purchased transportation increased $1.2 million (377.2%) to $1.1 million in the 1997 period from $321,000 in the 1996 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 1.1% in the 1997 period from 0.3% in the 1996 period as operating leases for revenue equipment were added in 1997 and the Company initiated the use of independent contractor owner-operators of tractors during the 1997 period.

Repairs increased $558,000 (27.7%) to $2.6 million in the 1997 period from $2.0 million in the 1996 period. As a percentage of revenue, repairs remained constant at 1.9% of revenue in each period.

Operating taxes and licenses increased $269,000 (8.7%) to $3.3 million in the 1997 period from $3.1 million in the 1996 period. As a percent of revenue, operating taxes and licenses decreased to 2.5% in the 1997 period from 2.8% in the 1996 period.

Insurance increased $824,000 (28.8%) to $3.7 million in the 1997 period from $2.9 million in the 1996 period. As a percentage of revenue, insurance increased to 2.8% of revenue in the 1997 period from 2.6% in the 1996 period as a larger number of accidents resulted in additional deductibles being paid.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $1.5 million (24.0%) to $7.6 million in the 1997 period from $6.1 million in the 1996 period. As a percentage of revenue, general supplies and expenses increased to 5.7% of revenue in the 1997 period from 5.6% in the 1996 period. The 1997 increase is primarily due to higher facilities expenses related to the Company's new headquarters and terminal in Chattanooga, Tennessee and the continuing rent payable on the former headquarters.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $2.1 million (20.3%) to $12.7 million in the 1997 period from $10.6 million in the 1996 period. As a percentage of revenue, depreciation and amortization remained essentially constant at 9.6% in the 1997 period and 9.7% in the 1996 period. The use of operating leases and independent contractors during the 1997 period slightly more than offrset higher utilization per tractor during the 1996 period.

As a result of the foregoing, the Company's operating ratio was 91.4% in the 1997 and 92.5% in the 1996 period.

Interest expense remained virtually unchanged for the 1997 period as compared to the 1996 period. Interest expense decreased to 2.1% of revenue in the 1997 period from 2.6% in the 1996 period, as higher average debt balances ($86.3 million in the 1997 period compared with $82.3 million in the 1996 period) were offset by 1ower average interest rates (6.6% in the 1997 period compared with 6.9% in the 1996 period) and higher revenue in 1997.

The Company's effective tax rate was 37.0% in the 1997 period compared with 36.0% in the 1996 period reflecting increased state income taxes in the 1997 period. The effective tax rate is expected to average approximately 37.0% for the remainder of 1997. (*)

Primarily as a result of the factors described above, net income increased to $5.4 million in the 1997 period (4.1% of revenue) from $3.4 million in the 1996 period (3.1% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company historically has financed its revenue equipment requirements with borrowings under a line of credit, senior notes, cash flows from operations, and operating leases. The Company's primary sources of liquidity at June 30, 1997, were funds provided by operations, borrowings under its credit agreement, funds provided from its $25 million in senior notes, and an operating lease covering its new headquarters and terminal facility.

The Company's primary source of cash flow from operations is net income increased by depreciation and deferred income taxes. Historically, financing increases in receivables and advances associated with the Company's revenue growth has been a significant use of cash provided by operations. In the 1996 period, however, receivables and advances decreased due to collection of an "other receivable" and rectifying an accounts receivable imbalance that had occurred at the end of 1995 resulting in $2.9 million in operating cash flows. Management believes that cash flows in the 1997 period are more representative of a normalized period. Net cash provided by operating activities was $21.2 million in the 1997 period and $19.9 million in the 1996 period. (*)

Net cash used in investing activities was $26.3 million in the 1997 period and $28.8 million in the 1996 period. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. The Company expects capital expenditures (primarily for revenue equipment), net of trade-ins, to be approximately $45.0 million in 1997. (*)

Net cash provided by financing activities of $2.0 million in the 1997 period and $10.0 million in the 1996 period. The cash provided was related to borrowings under a credit agreement in each period.

At June 30, 1997, the Company had outstanding debt of $85.2 million, substantially all of which related to draws under its credit agreement and $25 million in senior notes. Interest rates on this debt ranged from 6.1% to 7.4% at June 30, 1997. Effective March 31, 1997, the Company renewed its credit agreement for a term of five years and increased its limit to $85 million in order to provide for future needs.

At June 30, 1997, $60 million was drawn under the Company's credit agreement. The credit agreement is with a syndicate of banks and provides for outstanding borrowings to bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin between 0.375% and

1.0%. For the quarter ended June 30, 1997, the applicable margin was 0.625%. During February 1997, the Company entered into an interest rate swap agreement that fixed interest rates for two years on $25 million of the borrowings under the credit agreement at 5.9% plus the applicable margin. All remaining borrowings under the credit agreement are at one, two, or three month LIBOR plus the applicable margin.

The Company also has outstanding $25 million in senior notes due October 2005 that were placed with an insurance company. The notes bear interest at 7.39%, payable semi-annually. Principal payments are due in equal annual installments beginning in October 2001.

In December 1996, the Company took possession of its new headquarters and terminal facility. The facility was constructed under a "build-to-suit" operating lease and is expected to increase the Company's annual facilities costs by approximately $750,000.(*)

The credit agreement, senior notes, and headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. The Company was in compliance with the agreements at June 30, 1997.

--------------------
(*) May contain forward-looking statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                            PART II OTHER INFORMATION


Item 1.      Legal Proceedings

             No reportable events or material changes occurred during the quarter for which this report is filed.

Items 2, 3,
4 and 5.     Not applicable

Item 6.      Exhibits and reports on Form 8-K.
             (a)  Exhibits

Exhibit
Number       Description
10.3**       Credit Agreement dated January 17, 1995, among Covenant  Transport,
             Inc., a Tennessee  corporation,  ABN-AMRO Bank N.V., as agent,  and certain other banks.
10.4*        Lease  dated  January  1,  1990, between David R. and Jacqueline F.
             Parker  and  Covenant Transport, Inc, a Tennessee corporation, with respect to the Chattanooga, Tennessee headquarters.
10.5*        Lease dated June 1, 1994, between David R. and Jacqueline F. Parker and  Covenant Transport, Inc, a Tennessee corporation, with respect to the terminal facility in Greer, South Carolina.
10.8*        Incentive Stock Plan.
10.9*        401(k) Plan.
10.12***     Note  Purchase  Agreement  dated October 15, 1995,  among  Covenant
             Transport, Inc, a Tennessee corporation and CIG & Co.
10.13***     First Amendment to Credit Agreement and Waiver dated October 15,
             1995.
10.14****    Participation  Agreement  dated  March  29,  1996,  among  Covenant
             Transport, Inc, a Tennessee corporation,  Lease Plan USA, Inc., and
             ABN-AMRO Bank, N.V., Atlanta Agency.
10.15****    Second Amendment to Credit Agreement and Waiver dated April 12,
             1996.
10.16****    First  Amendment  to Note Purchase Agreement and Waiver dated April
             1, 1996.
10.17*****   Third  Amendment  to  Credit  Agreement  and Waiver dated March 31,
             1997.
10.18*****   Waiver to Note Purchase Agreement dated March 31, 1997.
11    +      Statement re:  Computation for Per Share Earnings.
27    +      Financial data schedule.

---------------------------

+            Filed herewith.
*            Filed  as  an exhibit to the registrant's Registration Statement on
             Form S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
**           Filed  as  an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
***          Filed  as  an  exhibit  to  the registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
****         Filed as an exhibit to the  registrant's  Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
*****        Filed  as  an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

             (b) No reports on Form 8-K have been filed  during the  quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      COVENANT TRANSPORT, INC.


Date: July 25, 1997                                   /s/ David R. Parker
      -------------                                   --------------------------
                                                      David R. Parker
                                                      Chairman, President, and
                                                      Chief Executive Officer