Form 10-Q
period 1997-09-30
COVENANT TRANSPORT INC
filed 1997-11-14
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549-1004
                ------------------------------------

                              FORM 10-Q

                             (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 0-24960

                      Covenant Transport, Inc.
       (Exact name of registrant as specified in its charter)

              Nevada                       88-0320154
   (State or other jurisdiction of      (I.R.S. employer
    incorporation or organization)     identification number)

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

                          YES  X   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 1997):

       Class A Common Stock, $.01 par value: 11,009,000 shares
       Class B Common Stock, $.01 par value: 2,350,000 shares






                                          Exhibit Index is on Page 14

                               PART I
                        FINANCIAL INFORMATION


                                                                PAGE
                                                               NUMBER

Item 1.  Financial statements

  Condensed consolidated balance sheets as of
    December 31, 1996 and September 30, 1997
    (unaudited). . . . . . . . . . . . . . . . . . . .            3

  Condensed consolidated statements of operations
    for the three and nine months ended
    September 30, 1996 and 1997 (unaudited). . . . . .            4

  Condensed consolidated statements of cash flows
  for the nine months ended September 30, 1996
  and 1997 (unaudited) . . . . . . . . . . . . . . . .            5

  Notes to condensed consolidated financial
    statements (unaudited) . . . . . . . . . . . . . .            6

Item 2.  Management's discussion and analysis
           of financial condition and results
           of operations . . . . . . . . . . . . . . .            7



                               PART II
                          OTHER INFORMATION


                                                                PAGE
                                                               NUMBER

Item 1.                   Legal proceedings. . . . . .           14

Items 2., 3., 4., and 5.  Not applicable . . . . . . .           14

Item 6.                   Exhibits and reports on
                          Form 8-K . . . . . . . . . .           14

              COVENANT TRANSPORT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)


                                          December 31,   September 30,
                 ASSETS                       1996          1997
                                         -------------- --------------
                                                         (unaudited)
Current assets:
  Cash and cash equivalents               $       3,492  $      2,666
  Accounts receivable, net of allowance
    of $500,000 in 1996 and $800,000
    in 1997                                      29,956        33,793
  Drivers advances and other
     receivables                                  3,231         1,494
  Tire and parts inventory                          880           852
  Prepaid expenses                                3,781         4,953
  Deferred income taxes                             248           259
                                         --------------- -------------
Total current assets                             41,587        44,017
Property and equipment, at cost                 183,136       206,891
Less accumulated depreciation
  and amortization                               38,752        50,614
                                         --------------- -------------
Net property and equipment                      144,384       156,277
Other                                             1,177         3,781
                                         --------------- -------------
Total assets                              $     187,148  $    204,074
                                         =============== =============

             LIABILITIES AND
          STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt    $          50  $        250
  Accounts payable                                3,892         3,599
  Accrued expenses                                4,480         9,598
                                         --------------- -------------
Total current liabilities                         8,422        13,447
Long-term debt, less current maturities          83,110        80,860
Deferred income taxes                            13,886        18,403
                                         --------------- -------------
Total liabilities                               105,418      112,710
Stockholders' equity:
  Class A common stock, $.01 par
    value; 11,009,000 shares issued
    and outstanding                                 110           110
  Class B common stock, $.01 par
    value; 2,350,000 shares issued
    and outstanding                                  23            23
  Additional paid-in capital                     50,470        50,615
  Retained earnings                              31,127        40,616
                                         --------------- -------------
Total stockholders' equity                       81,730        91,364
                                         =============== =============
Total liabilities and stockholders'       $     187,148  $    204,074
  equity
                                         ============================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                COVENANT TRANSPORT, INC. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1997
                  (in thousands except per share data)


                               Three months ended      Nine months ended
                                 September 30,            September 30,
                                1996         1997        1996       1997
                             ----------- ----------- ----------- ----------
Revenue                       $  63,023  $   75,308  $  172,106  $ 207,956
Operating expenses:
  Salaries, wages, and           28,924      33,836      79,483     93,228
    related expenses
  Fuel, oil, and road            13,958      15,405      39,344     45,877
    expenses
  Revenue equipment rentals          79       1,802         400      3,335
    and purchased
    transportation
  Repairs                         1,254       1,615       3,268      4,186
  Operating taxes and             1,698       1,854       4,777      5,202
    licenses
  Insurance                       1,619       2,109       4,486      5,800
  General supplies and            3,300       3,992       9,394     11,545
    expenses
  Depreciation and                5,421       6,807      15,971     19,496
    amortization, including
    gain on disposition
    of equipment
                             ----------- ----------- ----------- ----------
  Total operating expenses       56,253      67,420     157,123    188,669
                             ----------- ----------- ----------- ----------
  Operating income                6,770       7,888      14,983     19,287
Interest expense                  1,582       1,384       4,443      4,228
                             ----------- ----------- ----------- ----------
  Income before income            5,188       6,504      10,540     15,059
    taxes
Income tax expense                1,868       2,406       3,816      5,570
                             ----------- ----------- ----------- ----------
  Net income                  $   3,320  $    4,098  $    6,724  $   9,489
                             =========== =========== =========== ==========
Earnings per share net        $    0.25  $     0.31  $     0.50  $    0.71
  income
                             =========== =========== =========== ==========
Weighed average shares           13,359      13,359      13,359     13,359
  outstanding
                             =========== =========== =========== ==========









     The accompanying notes are an integral part of these condensed consolidated financial statements.

                COVENANT TRANSPORT, INC. AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1997
                             (in thousands)



                                                       1996          1997
                                                   -----------  ------------
Cash flows from operating activities:
Net income                                         $    6,724   $     9,489
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for losses on receivables                     253           293
  Depreciation and amortization                        16,584        19,654
  Deferred income taxes                                 2,546         4,506
  Gain on disposition of property and                    (613)         (158)
    equipment
  Change in operating assets and liabilities
      Receivables and advances                          1,872        (2,980)
      Prepaid expenses                                 (1,619)       (1,172)
      Tire and parts inventory                            124            28
      Accounts payable and accrued                      2,650         4,825
      expenses
                                                   -----------  ------------
Net cash flows from operating activities               28,522        34,486
Cash flows from investing activities:
  Acquisition of property and equipment               (40,088)      (41,282)
  Acquisition of business - Goodwill                        -          (975)
  Acquisition of business - Covenant not                    -        (1,275)
    to compete
  Proceeds from disposition of property                 4,500        10,125
    and equipment
                                                   -----------  ------------
Net cash flows from investing activities              (35,588)      (33,407)
Cash flows from financing activities:
  Deferred debt issuance cost                            (132)            -
    Exercise of stock options                               -           146
    Net change in credit line                           9,960        (2,050)
                                                   -----------  ------------
Net cash flows from financing activities                9,828        (1,905)
                                                   -----------  ------------
Net increase (decrease) in cash                         2,761          (826)
Cash, beginning of period                                 461         3,492
                                                   ===========  ============
Cash, end of period                                $    3,222   $     2,666
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

------------------------






                       FORWARD-LOOKING STATEMENTS

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

               COVENANT TRANSPORT, INC.  AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:


                                       Three months            Nine months
                                          ended                   ended
                                      September 30,           September 30,
                                    1996         1997        1996        1997
                                  ---------    ---------   ---------   --------
Revenue                             100.0%       100.0%      100.0%      100.0%
Operating expenses:
  Salaries, wages, and
    related expenses                 45.9         44.9        46.1        44.8
  Fuel, oil, and road
    expenses                         22.1         20.5        22.9        22.1
  Revenue equipment rentals
    and purchased
    transportation                    0.1          2.4         0.2         1.6
  Repairs                             2.0          2.1         1.9         2.0
  Operating taxes and
    licenses                          2.7          2.5         2.8         2.5
  Insurance                           2.5          2.8         2.6         2.8
  General supplies and
    expenses                          5.2          5.3         5.5         5.5
  Depreciation and
    amortization                      8.6          9.0         9.3         9.4
                                  ---------    ---------   ---------   ---------
        Total operating
          expenses                   89.3         89.5        91.3        90.7
                                  ---------    ---------   ---------   ---------
        Operating income             10.7         10.5         8.7         9.3
Interest expense                      2.5          1.9         2.6         2.0
                                  ---------    ---------   ---------   ---------
Income before income taxes            8.2          8.6         6.1         7.3
Provision for income taxes            2.9          3.2         2.2         2.7
                                  ---------    ---------   ---------   ---------
Net income                            5.3%         5.4%        3.9%        4.6%
                                  =========    =========   =========   =========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenue increased $12.3 million (19.5%) to $75.3 million in the 1997 period from $63.0 million in the 1996 period. The revenue increase was primarily generated by a 15.9% increase in weighted average tractors, to 1,808 during the 1997 period from 1,560 during the 1996 period, as the Company expanded to meet demand from new customers and higher volume from existing customers. The Company's average revenue per loaded mile also increased to approximately $1.13 during the 1997 period from $1.09 during the 1996 period. The increase was attributable to per-mile rate increases negotiated by the Company. Included in the revenue amounts were fuel surcharges totaling approximately $320,000 during the 1997 period and $220,000 during the 1996 period. The Company's revenue per loaded mile in the 1997 period net of the fuel surcharges was $1.125 in the 1997 period and $1.088 in the 1996 period. Average miles per tractor decreased slightly to 38,850 in the 1997 period from 38,989 in the 1996 period. Deadhead was 5.1% of total miles in both the 1997 and 1996 periods. Revenue per tractor increased approximately 3.0% in the 1997 period compared with the 1996 period.

Salaries, wages, and related expenses increased $4.9 million (17.0%), to $33.8 million in the 1997 period from $28.9 million in the 1996 period.
As a percentage of revenue, salaries, wages, and related expenses decreased to 44.9% of revenue in the 1997 period from 45.9% in the 1996 period. Driver wages as a percentage of revenue increased slightly to 33.7% of revenue in the 1997 period from 33.6% in the 1996 period, as a per mile pay increase to the drivers that was effective on May 15, 1997, more than offset higher revenue per tractor. Non-driving employee payroll expense decreased to 5.0% of revenue in the 1997 period from 5.5% in the 1996 period as the Company improved its ratio of tractors to non-driver employees. Employee benefits, consisting primarily of health insurance, workers' compensation costs, and employer paid taxes, decreased to 6.3% of revenue in the 1997 period from 6.8% in the 1996 period as the Company did not contract with the leasing company utilized during the 1996 period and obtained more favorable rates for health insurance during the 1997 period.

Fuel, oil, and road expenses increased $1.4 million (7.4%), to $15.4 million in the 1997 period from $14.0 million in the 1996 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 20.5% of revenue in the 1997 period from 22.1% in the 1996 period primarily as a result of lower per gallon fuel costs and surcharges with a greater percentage of the Company's customers during the 1997 period. Fuel surcharges totaled $320,000 during the 1997 period and $220,000 in the 1996 period.

Revenue equipment rentals and purchased transportation increased $1.7 million, to $1.8 million in the 1997 period from $79,000 in the 1996 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 2.4% in the 1997 period from 0.1% in the 1996 period as operating leases for revenue equipment were added in 1997 and the Company initiated the use of independent contractor owner-operators of tractors after the 1996 period.

Repairs increased $361,000 (28.8%), to $1.6 million in the 1997 period from $1.3 million in the 1996 period. As a percentage of revenue, repairs remained essentially constant at 2.1% in the 1997 period and 2.0% in the 1996 period.

Operating taxes and licenses increased $156,000 (9.2%), to $1.9 million in the 1997 period from $1.7 million in the 1996 period. As a percentage of revenue, operating taxes and licenses decreased to 2.5% in 1997 from 2.7% in the 1996 period.

Insurance increased $490,000 (30.3%), to $2.1 million in the 1997 period from $1.6 million in the 1996 period. As a percentage of revenue, insurance increased to 2.8% in the 1997 period from 2.5% in the 1996 period as a larger number of accidents resulted in additional deductibles being paid.

General supplies and expenses, consisting primarily of driver recruiting, communications, and facilities expenses, increased $692,000 (21.0%), to $4.0 million in the 1997 period from $3.3 million in the 1996 period. As a percentage of revenue, general supplies and expenses increased to 5.3% of revenue in the 1997 period from 5.2% in the 1996 period. The 1997 increase is primarily due to higher facilities expenses related to the

Company's new headquarters and terminal in Chattanooga, Tennessee and the continuing rent payable on the former headquarters.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1,386,000 (25.6%), to $6.8 million in the 1997 period from $5.4 million in the 1996 period. As a percentage of revenue, depreciation and amortization increased to 9.0% in the 1997 period from 8.6% in the 1996 period. The increase as percentage of revenue occurred due to a $400,000 gain on sale of equipment during the 1996 period, which offset depreciation more than the higher revenue per tractor during the 1997 period.

As a result of the foregoing, the Company's operating ratio was 89.5% in the 1997 period and 89.3% for 1996.

Interest expense declined $198,000 (12.5%), to $1.4 million for the 1997 period from $1.6 million in the 1996 period. Interest expense decreased to 1.9% of revenue in the 1997 period from 2.5% in the 1996 period, due to lower average debt balances ($83.7 million in the 1997 period compared with $88.7 million in the 1996 period) as well as lower average interest rates (6.8% in the 1997 period compared with 7.3% in the 1996 period) and higher revenue in 1997.

The Company's effective tax rate was 37.0% in the 1997 period compared with 36.0% in the 1996 period reflecting increased state income taxes in the 1997 period. The effective tax rate is expected to average approximately 37.0% for the remainder of 1997. (*)

Primarily as a result of the factors described above, net income increased to $4.1 million in the 1997 period (5.4% of revenue) from $3.3 million in the 1996 period (5.3% of revenue).

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenue increased $35.9 million (20.8%), to $208.0 million in the 1997 period from $172.1 million in the 1996 period. The revenue increase was primarily generated by a 19.3% increase in weighted average tractors, to 1,767 during the 1997 period from 1,481 during the 1996 period, as the Company expanded to meet demand from new customers and higher volume from existing customers. The Company's average revenue per loaded mile also increased to approximately $1.121 during the 1997 period from $1.089 during the 1996 period. The increase was attributable to per-mile rate increases negotiated by the Company and approximately $1.8 million in fuel surcharge revenue during the 1997 period as compared to $806,000 during the 1996 period. The Company's revenue per loaded mile net of the fuel surcharges was $1.111 in the 1997 period and $1.084 in the 1996 period. Average miles per tractor decreased to 110,641 in the 1997 period from 112,732 in the 1996 period. Deadhead improved to 5.2% of total miles in the 1997 period from 5.3% in the 1996 period. Revenue per tractor increased 0.6% in the 1997 period compared with the 1996 period.

--------
(*) May contain forward-looking statements.

Salaries, wages, and related expenses increased $13.7 million (34.9%), to $93.2 million in the 1997 period from $79.5 million in the 1996 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 44.8% of revenue in the 1997 period from 46.1% in the 1996 period. Driver wages as a percentage of revenue decreased to 33.2% in the 1997 period from 33.5% in the 1996 period. Non-driving employee payroll expense decreased to 5.2% in the 1997 period from 5.3% in the 1996. Employee benefits, consisting primarily of health insurance, workers' compensation costs, and employer paid taxes, decreased to 6.5% of revenue in the 1997 period from 7.4% in the 1996 period as the Company did not contract with the leasing company utilized during the 1996 period and obtained more favorable rates for health insurance during the 1997 period.

Fuel, oil, and road expenses increased $6.5 million (16.6%), to $45.9 million in the 1997 period from $39.3 million in the 1996 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 22.1% of revenue in the 1997 period from 22.9% in the 1996 period. Fuel surcharges totaled $1.8 million during the 1997 period and $806,000 in the 1996 period.

Revenue equipment rentals and purchased transportation increased $2.9 million, to $3.3 million in the 1997 period from $400,000 in the 1996 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 1.6% in the 1997 period from 0.2% in the 1996 period as operating leases for revenue equipment were added in 1997 and the Company initiated the use of independent contractor owner-operators of tractors during the 1997 period.

Repairs increased $918,000 (28.1%), to $4.2 million in the 1997 period from $3.3 million in the 1996 period. As a percentage of revenue, repairs remained essentially constant at 2.0% of revenue in the 1997 period and 1.9% in the 1996 period.

Operating taxes and licenses increased $425,000 (8.9%), to $5.2 million in the 1997 period from $4.8 million in the 1996 period. As a percentage of revenue, operating taxes and licenses decreased to 2.5% in the 1997 period from 2.8% in the 1996 period.

Insurance increased $1.3 million (29.3%), to $5.8 million in the 1997 period from $4.5 million in the 1996 period. As a percentage of revenue, insurance increased to 2.8% of revenue in the 1997 period from 2.6% in the 1996 period as a larger number of accidents resulted in additional deductibles being paid.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $2.2 million (22.9%), to $11.5 million in the 1997 period from $9.4 million in the 1996 period. As a percentage of revenue, general supplies and expenses remained constant at 5.5% in each period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $3.5 million (22.1%), to $19.5 million in the 1997 period from $16.0 million in the 1996 period. As a percentage of revenue, depreciation and amortization remained essentially constant at 9.4% in the 1997 period and 9.3% in the 1996 period. The use of operating leases and independent contractors and slightly higher revenue per tractor during the 1997 period more than offset a larger gain on disposition of revenue equipment during the 1996 period.

As a result of the foregoing, the Company's operating ratio was 90.7% in the 1997 and 91.3% in the 1996 period.

Interest expense decreased $215,000 (4.8%), to $4.2 million in the 1997 period from $4.4 million in the 1996 period. Interest expense decreased to 2.0% of revenue in the 1997 period from 2.6% in the 1996 period, as higher average debt balances ($85.7 million in the 1997 period compared with $84.6 million in the 1996 period) were offset by lower average interest rates (6.8% in the 1997 period compared with 7.1% in the 1996 period) and higher revenue in 1997.

The Company's effective tax rate was 37.0% in the 1997 period compared with 36.2% in the 1996 period reflecting increased state income taxes in the 1997 period. The effective tax rate is expected to average approximately 37.0% for the remainder of 1997. (*)

Primarily as a result of the factors described above, net income increased to $9.5 million in the 1997 period (4.6% of revenue) from $6.7 million in the 1996 period (3.9% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company historically has financed its revenue equipment requirements with borrowings under a line of credit, senior notes, cash flows from operations, and operating leases. The Company's primary sources of liquidity at September 30, 1997, were funds provided by operations, borrowings under its credit agreement, funds provided from its $25 million in senior notes, and an operating lease covering its new headquarters and terminal facility. The Company's use of owner-operator providers of tractors also permits the Company to expand with lower capital expenditure than purchasing all of its tractors. Management believes that the Company's sources of liquidity are adequate to meet currently anticipated working capital, capital expenditure, and other needs. (*)

The Company's primary source of cash flow from operations is net income increased by depreciation and deferred income taxes. Historically, financing increases in receivables and advances associated with the Company's revenue growth has been a significant use of cash provided by operations. In the 1996 period, however, receivables and advances decreased due to collection of an "other receivable" and rectifying an accounts receivable imbalance caused during conversion to a new computer billing system that had occurred at the end of 1995, which resulted in $1.9 million in operating cash flows. Management believes that cash flows in the 1997 period are more representative of a normalized period. Net cash provided by operating activities was $34.5 million in the 1997 period and $28.5 million in the 1996 period. (**)
--------
(*) May contain forward-looking statements.
(**) May contain forward-looking statements.

Net cash used in investing activities was $33.4 million in the 1997 period and $35.6 million in the 1996 period. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. Approximately $2.3 million represented the purchase price for the customer list and business of a truckload carrier acquired in August 1997. All of the purchase price was allocated to covenants-not-to-compete
and goodwill.   The Company expects to expend an additional $14.0 million
on capital expenditures during 1997, including $5.2 million for the purchase of all of the stock of Bud Meyer Truck Lines, Inc., a $45 million annual revenue (1996) truckload carrier acquired in October 1997 and approximately $7.0 million on new revenue equipment, net of dispositions. (*)

Net cash provided by financing activities of $1.9 million in the 1997 period and $9.8 million in the 1996 period. The cash provided was related to borrowings under a credit agreement in each period.

At September 30, 1997, the Company had outstanding debt of $81.1 million, substantially all of which related to draws under its credit agreement and $25 million in senior notes. Interest rates on this debt ranged from 6.2% to 7.4% at September 30, 1997.

The Company's credit agreement has a term of five years and a maximum borrowing limit of $85 million. At September 30, 1997, $55 million was drawn under the Company's credit agreement. The credit agreement is with a syndicate of banks and provides for outstanding borrowings to bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin between 0.375% and 1.0%. For the quarter ended September 30, 1997, the applicable margin was 0.50%. During February 1997, the Company entered into an interest rate swap agreement that fixed interest rates for two years on $25 million of the borrowings under the credit agreement at 6.1% plus the applicable margin, and during October 1997, the Company entered into an interest rate swap agreement that fixed interest rates for two years on $10 million of the borrowings under the credit agreement at 6.0% plus the applicable margin. All remaining borrowings under the credit agreement are at one, two, or three month LIBOR plus the applicable margin. The Company is presently negotiating an increase in the facility to $100 million to provide for future needs. (*)

The Company also has outstanding $25 million in senior notes due October 2005 that were placed with an insurance company. The notes bear interest at 7.4%, payable semi-annually. Principal payments are due in equal annual installments beginning in October 2001.

In December 1996, the Company took possession of its new headquarters and
terminal facility.   The facility was constructed under a "build-to-suit"
operating lease and is expected to increase the Company's annual facilities costs by approximately $750,000.

The credit agreement, senior notes, and headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. The Company was in compliance with the agreements at September 30, 1997.

                COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                        PART II OTHER INFORMATION

Item 1.     Legal Proceedings

            No reportable events or material changes occurred during the quarter for which this report is filed.

Items 2, 3,
4 and 5.    Not applicable

Item 6.     Exhibits and reports on Form 8-K.
            (a) Exhibits

Exhibit
Number      Description
10.3**      Credit Agreement dated January 17, 1995, among Covenant
            Transport, Inc., a Tennessee corporation, ABN-AMRO Bank
            N.V., as agent, and certain other banks, filed as
            Exhibit 10 to the Company's Form 10-Q for the quarter
            ended March 31, 1995, and incorporated herein by
            reference.
10.4*       Lease dated January 1, 1990, between David R. and
            Jacqueline F. Parker and Covenant Transport, Inc, a
            Tennessee corporation, with respect to the Chattanooga,
            Tennessee headquarters, filed as Exhibit 10.5 to the
            Company's Registration Statement on Form S-1,
            Registration No. 33-82978, effective October 28, 1994,
            and incorporated herein by reference.
10.5*       Lease dated June 1, 1994, between David R. and Jacqueline
            F. Parker and Covenant Transport, Inc, a Tennessee
            corporation, with respect to terminal facility in Greer,
            South Carolina, filed as Exhibit 10.6 to the Company's
            Registration Statement on Form S-1, Registration
            No. 33-82978, effective October 28, 1994, and
            incorporated herein by reference.
10.8*       Incentive Stock Plan.
10.9*       401(k) Plan.
10.12***    Note Purchase Agreement dated October 15, 1995, among
            Covenant Transport, Inc, a Tennessee corporation and
            CIG & Co.
10.13***    First Amendment to Credit Agreement and Waiver dated
            October 15, 1995.
10.14****   Participation Agreement dated March 29, 1996, among
            Covenant Transport, Inc, a Tennessee corporation, Lease
            Plan USA, Inc., and ABN-AMRO Bank, N.V., Atlanta Agency.
10.15****   Second Amendment to Credit Agreement and Waiver dated
            April 12, 1996.
10.16****   First Amendment to Note Purchase Agreement and Waiver
            dated April 1, 1996.
10.17*****  Third Amendment to Credit Agreement and Waiver dated
            March 31, 1997.
10.18*****  Waiver to Note Purchase Agreement dated March 31, 1997.
11+         Statement re: Computation of Per Share Earnings.
27+         Financial data schedule (not included in paper filing).

------------------------


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


                                      COVENANT TRANSPORT, INC.


Date:  November  14, 1997             /s/ David R. Parker
                                      David R. Parker
                                      Chairman, President, and
                                      Chief Executive Officer