Form 10-K
period 1997-12-31
COVENANT TRANSPORT INC
filed 1998-03-31
CIK 928658

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[  X  ]     ANNUAL REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the Fiscal Year Ended December 31, 1997
                                       OR
[     ]    TRANSITION   REPORT   PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
      For the transition period from                   to

Commission file number 0-24960

                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                      88-0320154
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     400 Birmingham Highway
     Chattanooga, Tennessee                               37419
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  423/821-1212

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  $0.01 Par Value
                                                           Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES            NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $95.0 million as of March 16, 1998 (based upon the $21.75 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and their family members, and no other persons, are affiliates.

As of March 16, 1998, the registrant had 11,011,250 shares of Class A Common Stock and 2,350,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1998 annual meeting of stockholders that will be filed no later than April 30, 1998.

                              Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.

                                                           Document and
                                                           Location
                              Part I
Item 1  Business                                           Page 3 herein
Item 2  Properties                                         Page 5 herein
Item 3  Legal Proceedings                                  Page 6 herein
Item 4  Submission of Matters to a Vote of
        Security Holders                                   Page 6 herein
                              Part II
Item 5  Market for the Registrant's Common Equity
        and Related Stockholder Matters                    Page 6 herein
Item 6  Selected Financial Data                            Page 7 herein
Item 7  Management's Discussion and Analysis of
        Financial Condition and Results of Operations      Page 8 herein
Item 8  Financial Statements and Supplementary Data        Page 15 herein
Item 9  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure             Page 15 herein
                             Part III
Item 10 Directors and Executive Officers of the            Page 2 of Proxy
        Registrant                                           Statement
Item 11 Executive Compensation                             Pages 5-7 of Proxy
                                                             Statement
Item 12 Security Ownership of Certain Beneficial           Page 8 of Proxy
        Owners and Management                                Statement
Item 13 Certain Relationships and Related                  Page 10 of Proxy
        Transactions                                         Statement
                              Part IV
Item 14 Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K                            Page 16 herein




      This report contains "forward-looking statements" in paragraphs that are marked with an asterisk. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I

ITEM 1.           BUSINESS

General

Covenant Transport, Inc. ("Covenant," or the "Company") is a truckload carrier that offers just-in-time and other premium transportation service for customers throughout the United States. Covenant was founded by David and Jacqueline Parker in 1985 with 25 tractors and 50 trailers. In twelve years of operating, the Company's fleet has grown to 2,136 tractors and 3,948 trailers, and in 1997 revenue grew to $297.9 million. In recent years, the Company has grown both internally and through acquisitions, although prior to 1997 most growth was internal. In 1995, Covenant acquired the assets of two small Dalton, Georgia-based truckload carriers that specialized in transporting carpet to the Pacific Northwest. In August 1997, the Company accelerated its acquisition strategy. Covenant first acquired the customer relationships of $13 million annual revenue Trans-Roads, Inc., a dry van team-driver operation based near Atlanta, Georgia. In October 1997, Covenant acquired the stock of Bud Meyer Truck Lines, Inc., a $45 million annual revenue truckload carrier that focuses on providing temperature-controlled transportation service for shippers primarily in the frozen food and consumer products industries.

The Company's corporate structure includes Covenant Transport, Inc., a Nevada holding company organized in May 1994 and its wholly owned subsidiaries:
Covenant Transport, Inc., a Tennessee corporation organized in November 1985; Covenant Leasing, Inc., a Nevada corporation; Intellectual Property Co., a Nevada corporation, Covenant Acquisition Co., a Nevada shell corporation; and Bud Meyer Truck Lines, Inc., a Minnesota corporation. Covenant Leasing, Inc. was formed in March 1997 with the purpose of leasing equipment to the operating subsidiary. Intellectual Property Co. was formed in March 1997 with the purpose of holding of the intellectual property of the Company.

Operations

Covenant approaches its operations as an integrated effort of marketing, customer service, and fleet management. The Company's customer service and marketing personnel emphasize both new account development and expanded service for current customers. Customer service representatives provide day-to-day contact with customers, while the sales force targets driver-friendly freight that will increase lane density.

The Company's primary customers include retailers and manufacturers of goods such as garments, consumer electronics, appliances, carpet, textiles, tires, and frozen food. Covenant also transports freight of all kinds after it has been consolidated into truckload quantities by consolidators, such as less-than-truckload and air freight carriers, third-party freight consolidators, and freight forwarders. No single customer accounted for 4% or more of the Company's revenue during any of the last three fiscal years.

Covenant conducts its dry van dispatch from its headquarters in Chattanooga, Tennessee, and its temperature-controlled dispatch from the Bud Meyer Truck Lines headquarters in Lake City, Minnesota. Fleet managers plan load coverage according to customer information requirements and relay pick-up, delivery, routing, and fueling instructions to the Company's drivers. The fleet managers attempt to route most of the Company's trucks over selected operating lanes. The resulting lane density assists the Company in balancing traffic between eastbound and westbound movements, reducing empty miles, and improving the reliability of delivery schedules.

Covenant utilizes proven technology, including the Qualcomm OmnitracsTM and SensortracsTM systems, to increase operating efficiency and improve customer service and fleet management. The Omnitracs system is a satellite based tracking and communications system that permits direct communication between drivers and fleet managers. The Omnitracs system also updates the tractor's position every 30 minutes to permit shippers and the Company to locate freight and accurately estimate pick-up and delivery times. The Company uses the Sensortracs system to monitor engine idling time, speed, and performance, and other factors that affect operating efficiency. All of the Company's tractors have been equipped with the Qualcomm systems since 1995, and the Company has added Qualcomm systems to the Bud Meyer tractors.

As an additional service to customers, the Company offers electronic data interchange ("EDI"), which allows customers and the Company to communicate electronically, permitting real-time information flow, reductions or eliminations in paperwork, and fewer clerical personnel. With EDI customers can receive updates as to cargo position, delivery times, and other information. It also allows customers to communicate electronically delivery, local distribution, and account payment instructions.

In 1997, the Company installed a document imaging system to reduce paperwork and enhance employee access to important information. Management believes the imaging system has streamlined workflow and reduced the number of employees required to perform certain record-intensive functions.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to Covenant's success, and the Company has made each of these factors a primary element of its strategy. Driver-friendly operations are emphasized throughout the Company. The Company has implemented automatic programs to signal when a driver is scheduled to be routed toward home, and fleet managers are assigned specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with the Company. In addition, Covenant has offered per-mile wage increases to drivers in 1996 and 1997 and continues to aggressively seek rate increases from customers in part to fund higher driver pay.

Covenant differentiates its primary dry van business from many shorter-haul truckload carriers by its use of driver teams. Driver teams permit the Company to provide expedited service over its long average length of haul, because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation safety rules. Management believes that these teams contribute to greater equipment utilization than most carriers with predominately single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers the Company must recruit. In 1997, teams operated over 61% of the Company's tractors.

Covenant is not a party to a collective bargaining agreement and its employees are not represented by a union. In August 1996, the Company ceased leasing its personnel from a third party leasing company and employed them directly. At December 31, 1997, the Company employed 3,426 drivers and 539 nondriver personnel. Management believes that the Company has a good relationship with its personnel.

Revenue Equipment

Management believes that operating high-quality, efficient equipment is an important part of providing excellent service to customers. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The Company also orders most of its equipment with uniform specifications to reduce its parts inventory and facilitate maintenance.

The Company's fleet of 2,136 tractors had an average age of 21 months at December 31, 1997, and all tractors remained covered by manufacturer's warranties. Management believes that a late model tractor fleet is important to driver recruitment and retention and contributes to operating efficiency. The Company utilizes conventional tractors equipped with large sleeper compartments.

At December 31, 1997, the Company owned 3,948 trailers. Most of the Company's trailers were 53-feet long by 102-inch wide, dry vans. The Company also operated 326 53-foot and 183 48-foot temperature-controlled trailers. At year end the trailers had a fleetwide average age of 32.5 months.

Competition

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. The Company targets primarily the market segment that demands just-in-time and other premium services. Management believes that this segment generally offers higher freight rates than the segment that is less dependent upon timely service and that the Company's size and use of driver teams are important in competing in this segment. The Company competes to some extent with railroads and rail-truck intermodal service but differentiates itself from rail and rail-truck intermodal carriers on the basis of service because rail and rail-truck intermodal movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service on traffic with time-definite pick-up and delivery schedules.

Regulation

The Company is a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation (the "DOT"). Management does not believe that regulation by the DOT or by the states in their remaining areas of authority has had a material effect on the Company's operations. The Company's employee and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The DOT has rated the Company "satisfactory," which is the highest safety and fitness rating.

The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's property, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. The Company does not have on-site underground fuel storage tanks at any of its locations. Management believes that its operations are in material compliance with current laws and regulations.

Fuel Availability and Cost

The Company actively manages its fuel costs by routing the Company's drivers through fuel centers with which the Company has negotiated volume discounts. Average fuel prices were lower in 1997 than 1996, and by the end of the year the cost of fuel was below the level at which the Company received fuel surcharges. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates and surcharges, although short-term fluctuations are not fully recovered. At December 31, 1997, approximately 20% of the total annual purchases of fuel by the Company was subject to hedging contracts.

ITEM 2.           PROPERTIES

Covenant maintains ten terminals located on its major traffic lanes in Chattanooga, Tennessee; Lake City, Minnesota; Oklahoma City, Oklahoma; Fremont, California; Dalton, Georgia; Pomona, California; Dallas, Texas; El Paso, Texas; Delanco, New Jersey; and Indianapolis, Indiana. The terminals provide driver recruiting centers, a base for drivers in proximity to their homes, transfer locations for trailer relays on transcontinental routes, and parking space for equipment dispatch and maintenance. In addition the Chattanooga, Oklahoma City, Dalton, and Lake City locations offer maintenance service as an alternative to commercial shops.

In 1996, the Company's headquarters and main terminal was relocated to approximately 75 acres of property near Chattanooga, Tennessee. The facilities include an office building of approximately 82,000 square feet, which houses all of the Company's administrative and operations personnel, the Company's 45,000 square-foot principal maintenance facility, and a truck wash. The Company's other maintenance facility is at Oklahoma City. The Company leased property in Chattanooga, Tennessee and in Greer, South Carolina from related parties during 1997.

ITEM 3.           LEGAL PROCEEDINGS


The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance covering losses in excess of a $2,500 deductible from cargo loss and physical damage claims, and losses in excess of a $5,000 deductible from personal injury and property damage. The Company maintains a fully insured workers' compensation plan for its employees. Each of the primary insurance policies has a limit of $1.0 million per occurrence, and the Company carries excess liability coverage, which management believes is adequate to cover exposure to claims at any level reasonably anticipated. The Company is not aware of any claims or threatened claims that might materially adversely affect its operations or financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1997, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Price Range of Common Stock

The Company's Class A Common Stock has been traded on the National Market under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A Common Stock as reported by Nasdaq from January 1, 1996 to December 31, 1997.


                         Period              High         Low

                 Calendar Year 1996
                   1st Quarter              $17.75      $11.25
                   2nd Quarter               18.00       15.00
                   3rd Quarter               21.00       15.00
                   4th Quarter               19.25       13.00
                 Calendar Year 1997
                   1st Quarter               16.25       11.25
                   2nd Quarter              19.125       13.75
                   3rd Quarter               20.25       18.00
                   4th Quarter              20.125       15.25



The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of March 16, 1998, the Company had approximately 150 stockholders of record of its Class A Common Stock. However, the Company estimates that it has approximately 2,000 stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

The Company has never declared and paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. The payment of cash dividends is currently limited by agreements relating to the Company's $100 million line of credit, $25 million in senior notes due October 2005, and the operating lease covering the Company's headquarters and terminal facility. Future payments of cash dividends will depend upon the financial condition, results of operations, and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.

ITEM 6.           SELECTED FINANCIAL AND OPERATING DATA



Selected Financial Data
Year Ended December 31,        1993        1994      1995      1996      1997

(In thousands except per share
 and operating data amounts)
Statement of Operations Data:
Revenue                       $81,911    $131,926  $180,346  $236,267  $297,861
Operating expenses:
     Salaries, wages, and
       related expenses        34,629      57,675    83,747   108,818   131,522
     Fuel, oil and road
       expenses                17,573      27,282    37,802    55,340    64,910
     Revenue equipment rentals
       and purchased
       transportation           1,703       2,785     1,230       605     8,492
     Repairs                    1,363       2,285     3,569     4,293     5,885
     Operating taxes and
       licenses                 2,125       3,479     4,679     6,065     7,514
     Insurance(1)               3,374       4,510     4,907     6,115     8,655
     General supplies and
       expenses                 5,921       8,650     9,648    12,825    16,277
     Depreciation and
       amortization             5,850       9,310    16,045    22,139    26,482
                           -----------------------------------------------------
        Total operating
          expenses             72,538     115,976   161,627   216,200   269,737
                           -----------------------------------------------------
     Operating income           9,373      15,950    18,719    20,067    28,124
Interest expense                3,765       4,736     4,162     5,987     6,274
                           -----------------------------------------------------
Income before income taxes      5,608      11,214    14,557    14,080    21,850
Income tax expense              1,722       3,951     5,274     5,102     8,148
                           -----------------------------------------------------
Net income(2)                 $ 3,886    $  7,263  $  9,283  $  8,978  $ 13,702
                           =====================================================

Basic and diluted earnings
  per share                   $  0.39    $   0.69  $   0.70  $   0.67  $   1.03
Weighted average common
shares outstanding             10,000      10,496    13,350    13,350    13,360

Balance Sheet Data:
Net property and equipment    $46,975    $ 87,882  $127,408  $144,384  $161,621
Total assets                   61,628     112,552   169,381   187,148   215,256
Long-term debt, less
  current maturities           37,225      27,734    80,150    83,110    80,812
Stockholders' equity          $ 5,703    $ 63,469  $ 72,752  $ 81,730  $ 95,597

Selected Operating Data:
Operating ratio(3)               88.6%       87.9%     89.6%     91.5%     90.6%
Pretax Margin(3)                  6.8%        8.5%      8.1%      6.0%      7.3%
Average revenue per loaded
  mile(4)                     $  1.05    $   1.09  $   1.09  $   1.10  $   1.13
Deadhead miles percentage         6.0%        5.4%      5.6%      5.2%      5.5%
Average length of haul in
  miles                         1,821       1,840     1,811     1,780     1,653
Average miles per tractor
  per year                    157,756     159,921   148,669   150,778   149,117
Average revenue per tractor
  per week                    $ 3,008    $  3,165  $  2,942  $  2,994  $  3,059
Weighted average tractors
  for year(5)                     518         796     1,179     1,509     1,866
Total tractors at end of
  period(5)                       621       1,001     1,343     1,629     2,136
Total trailers at end of
  period(5)                       966       1,651     2,554     3,048     3,948


(1) Includes uninsured losses for 1993 of $300,000.
(2) Since its inception in 1991, Tenn-Ga Leasing, Inc. (Tenn-Ga), a revenue equipment leasing company formed by a related party to serve as a financing alternative for a portion of the Company's revenue equipment, has operated as an S corporation and was not subject to federal and state corporate income taxes. If Tenn-Ga had been subject to corporate income taxes for the periods presented, the Company's consolidated pro forma net income would have been $3,637,000 in 1993 and $7,038,000 in 1994. As a result of the Company's acquisition of substantially all of Tenn-Ga's assets effective May 31, 1994, the results of the Company and Tenn-Ga are not combined in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Operating expenses expressed as a percentage of revenue. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company intends to evaluate its efficiency using pretax margin and net margin rather than operating ratio. (4) Includes fuel surcharge in 1997. Excluding the fuel surcharge, the Company estimates that average revenue per loaded mile was $1.12. (5) Includes monthly rental tractors and excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the three year period ended December 31, 1997, the Company increased its revenue at a compounded annual growth rate of 31.2%, as revenue increased to $297.9 million in 1997 from $131.9 million in 1994. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period.

In addition to internal growth, the Company completed four acquisitions during the three years ended in 1997. In 1995, the Company purchased certain assets of two small truckload carriers based in Dalton, Georgia. The two carriers together generated less than $8 million in revenue, but each provided the Company with significant customer relationships. In August 1997, the Company acquired the customer relationships of Trans-Roads, Inc., a $13 million annual revenue dry van carrier based near Atlanta, Georgia. In October 1997, the Company purchased all the outstanding capital stock of Bud Meyer Truck Lines, Inc., a $45 million annual revenue temperature-controlled carrier based in Lake City, Minnesota. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers.

The Company's improved net income approximately 53%, to $13.7 million in 1997 from $9.0 million in 1996. Several factors contributed to the improvement, including declining fuel prices and negotiating higher freight rates from substantially all customers. Although higher driver compensation partially offset the increased freight rates, management believes the Company benefitted from attracting and retaining more drivers.

Changes in several operating statistics and expense categories are expected to result from actions taken in 1997. Bud Meyer Truck Lines operates predominantly single-driver tractors, as opposed to the primarily team-driver tractor fleet operated by Covenant's long-haul, dry van operation. The single driver fleet operates fewer miles per tractor and experiences more empty miles. In addition, Bud Meyer's operations must bear additional expenses of fuel for refrigeration units, pallets, and depreciation and interest expense of more expensive trailers associated with temperature-controlled service. The additional expenses and lower productive miles are offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. The Company's operating statistics and expenses are expected to shift in future periods with the mix of single, team, and temperature-controlled operations.(*)

The Company also initiated the use of owner-operators of tractors in 1997 and contracted with approximately 100 owner-operators at December 31, 1997. Owner operators provide a tractor and driver and bear all operating expenses in exchange for a fixed lease payment per mile. The Company does not have the capital outlay of purchasing the tractor. In 1997, the Company also financed approximately 240 tractors under operating leases. The lease payments to owner-operators and the financing of tractors under operating leases appear as operating expenses under revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, communications, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company intends to evaluate its efficiency using pretax margin and net margin rather than operating ratio.(*)


(*) May contain "forward-looking" statements.

The following table sets forth the percentage relationship of certain items to revenue for the years ended December 31, 1995, 1996, and 1997:

                                              1995          1996          1997
                                            -----------------------------------
  Revenue                                   100.0%        100.0%        100.0%
  Operating expenses:
  Salaries, wages, and related expenses       46.4          46.1          44.2
  Fuel, oil, and road expenses                21.0          23.4          21.8
  Revenue equipment rentals and
    purchased transportation                   0.7           0.2           2.9
  Repairs                                      2.0           1.8           2.0
  Operating taxes and licenses                 2.6           2.6           2.5
  Insurance                                    2.7           2.6           2.9
  General supplies and expenses                5.3           5.4           5.5
  Depreciation and amortization                8.9           9.4           8.9
                                    -------------------------------------------
  Total operating expenses                    89.6          91.5          90.6
                                    -------------------------------------------
  Operating income                            10.4           8.5           9.4
  Interest expense                             2.3           2.5           2.1
                                    -------------------------------------------
  Income before income taxes                   8.1           6.0           7.3
  Income tax expense                           2.9           2.2           2.7
                                    -------------------------------------------
  Net income                                  5.2%          3.8%          4.6%
                                    ===========================================


Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

Revenue increased $61.6 million (26.1%) to $297.9 million in 1997 from $236.3 million in 1996. The revenue increase was attributable to three primary factors. First, the Company added tractors to meet demand from new and existing customers. Second, the Company negotiated rate increases with customers of approximately $.04 per loaded mile, net of fuel surcharges. Third, the Company acquired the customer relationships of Trans-Roads, Inc., a $13 million annual revenue dry van carrier in August 1997 and all the capital stock of Bud Meyer Truck Lines, Inc., a $45 million annual revenue temperature-controlled carrier in October 1997. Covenant operated 1,866 weighted average tractors during 1997 as compared with 1,509 during 1996, a 23.7% increase.

Salaries, wages and related expenses increased $22.7 million (20.9%), to $131.5 in 1997 from $108.8 million in 1996. As a percentage of revenue, salaries, wages, and related expenses decreased to 44.2% in 1997 from 46.1% in 1996. Driver wages as a percentage of revenue increased to 35.0% in 1997 from 33.5% in 1996 primarily as a result of the pay increase that went into effect in May 1997. Non-driving employee payroll expense decreased to 5.3% of revenue in 1997 from 5.4% in 1996. Health insurance, employer paid taxes, and workers' compensation decreased to 6.1% of revenue in 1997 from 6.8% in 1996. This was primarily attributed to reduced worker's compensation premiums negotiated in August 1997 with a fixed rate for a three-year period.

Fuel, oil, and road expenses increased $9.5 million (17.3%), to $64.9 million in 1997 from $55.3 million in 1996. As a percentage of revenue, fuel, oil, and road expenses decreased to 21.8% of revenue in 1997 from 23.4% in 1996. The increase reflects the greater number of tractors in service during 1997. The decrease as a percentage of revenue was primarily a result of improving fuel prices during 1997. In addition to decreased fuel prices, the fuel expense was further offset by fuel surcharges charged to customers totaling $2.4 million.

Revenue equipment rentals and purchased transportation increased $7.9 million (1336.8%), to $8.5 million in 1997 from $0.6 million in 1996. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 2.9% of revenue in 1997 from 0.2% in 1996. Revenue equipment rentals and purchased transportation historically had represented payments under operating leases or short-term rentals of tractors and trailers. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company had contracted with approximately 100 owner-operators at December 31, 1997. In the fourth quarter of 1997, the Company also entered into a sale and leaseback of 227 tractors, which will increase this expense in the future, while reducing depreciation and interest.(*)

Repairs increased $1.6 million (37.1%), to $5.9 million in 1997 from $4.3 million in 1996. As a percentage of revenue, repairs increased to 2.0% of revenue in 1997 from 1.8% in 1996. The increase was attributable to an increase in fleet size, a slight increase in fleet age, and to repairs made to improve the condition of equipment prior to sales and trades of older equipment acquired in the Bud Meyer Truck Lines transaction.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $2.5 million (41.5%), to $8.7 million in 1997 from $6.1 million in 1996. As a percentage of revenue, insurance increased to 2.9% of revenue in 1997 from 2.6% in 1996. An increase in accident claims more than offset a reduction in insurance premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of headquarters and other terminal lease expense, driver recruiting expenses, communications, and agent commissions, increased $3.5 million (26.9%), to $16.3 million in 1997 from $12.8 million in 1996. As a percentage of revenue, general supplies and expenses remained essentially constant at 5.5% of revenue in 1997 compared with 5.4% in 1996.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $4.3 million (19.6%), to $26.5 million in 1997 from $22.1 million in 1996. As a percentage of revenue, depreciation and amortization decreased to 8.9% in 1997 from 9.4% in 1996 as the Company utilized more owner operators, leased more revenue equipment, and realized an increase in revenue per tractor per week, which more efficiently spread this fixed cost over a larger revenue base. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995 asset acquisitions, as well as goodwill from two 1997 acquisitions.

Interest expense increased $0.3 million (0.5%), to $6.3 million in 1997 from $6.0 million in 1996. As a percentage of revenue, interest expense decreased to 2.1% of revenue in 1997 from 2.5% in 1996. Lower average debt balances more than offset slightly higher average interest rates (7.2 % in 1997 compared with 7.0% in 1996) contributed to improving this expense item.

As a result of the foregoing, the Company's pretax margin improved to 7.3% in 1997 from 6.0% in 1996.

The Company's effective tax rate was 37.2% in 1997 and 36.2% in 1996.

As a result of the factors described above, net income increased $4.7 million (52.6%), to $13.7 million in 1997 (4.6% of revenue) from $9.0 million in 1996 (3.8% of revenue).

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

Revenue increased $56.0 million (31.0%), to $236.3 million in 1996 from $180.3 million in 1995. The revenue increase was primarily generated by business from new customers and higher volume from existing customers. Average revenue per loaded mile was $1.10 in 1996 ($1.09 net of fuel surcharge of $1.6 million) and $1.09 in 1995. Average miles per tractor increased to 150,778 in 1996 from 148,669 in 1995, as the trucking economy improved. Deadhead decreased to 5.2% of total miles from 5.6%. Covenant operated 1,509 weighted average tractors during 1996 as compared with 1,179 during 1995, a 28.0% increase.

Salaries, wages and related expenses increased $25.1 million (29.9%), to $108.8 million in 1996 from $83.7 million in 1995. As a percentage of revenue, salaries, wages, and related expenses decreased to 46.1% of revenue in 1996 from 46.4% in 1995. Driver wages as a percentage of revenue increased to 33.5% in 1996 from 32.8% in 1995 primarily as a result of the tenure of our driving employees and a small pay increase in August 1996. Non-driving employee payroll expense increased to 5.4% of revenue in 1996 from 5.1% in 1995. Health insurance, employer paid taxes, and workers' compensation decreased to 6.8% of revenue in 1996 from 8.2% in 1995.

(*) May contain "forward-looking statements.

Fuel, oil, and road expenses increased $17.5 million (46.4%), to $55.3 million in 1996 from $37.8 in 1995. As a percentage of revenue, fuel, oil, and road expenses increased to 23.4% of revenue in 1996 from 21.0% in 1995. The increase was primarily a result of increased fuel prices during all of 1996. The fuel expense was partially offset by fuel surcharges charged to customers totaling $1.6 million. Additionally, motel cost increased in 1996 as compared to 1995 as the result of an increase in per motel allowance given to the drivers.

Revenue equipment rentals and purchased transportation decreased $625,000 (50.8%), to $605,000 in 1996 from $1.2 million in 1995. As a percentage of revenue, revenue equipment rentals and purchased transportation decreased to 0.2% of revenue in 1996 from 0.7% in 1995. The Company had more revenue equipment under operating leases during 1995.

Repairs increased $724,000 (20.3%), to $4.3 million in 1996 from $3.6 million in 1995. As a percentage of revenue, repairs decreased to 1.8% of revenue in 1996 from 2.0% in 1995. The decreases were primarily due to a change in oil change intervals in 1996.

Insurance, consisting primarily of premiums for liability, physical damage and cargo damage insurance, increased $1.2 million (24.6%), to $6.1 million in 1996 from $4.9 million in 1995. As a percentage of revenue, insurance decreased to 2.6% of revenue in 1996 from 2.7% in 1995, as the Company continued to reduce premiums.

General supplies and expenses, consisting primarily of driver recruiting expenses, communications and agent commissions, increased $3.2 million (32.9%), to $12.8 million in 1996 from $9.6 million in 1995. As a percentage of revenue, general supplies and expenses increased to 5.4% of revenue in 1996 from 5.3% in 1995.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $6.1 million (38.0%), to $22.1 million in 1996 from $16.0 million in 1995. As a percentage of revenue, depreciation and amortization increased to 9.4% in 1996 from 8.9% in 1995, as the Company's average cost of revenue equipment increased in 1996, all tractors were equipped with satellite communication units for all of 1996, and the Company reduced its reliance of revenue equipment rentals. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995 asset acquisitions .

Interest expense increased $1.8 million (43.9%), to $6.0 million in 1996 from $4.2 million in 1995. As a percentage of revenue, interest expense increased to 2.5% of revenue in 1996 from 2.3% in 1995, as higher average debt balances ($85.6 million in 1996 compared with $58.4 million in 1995) were not fully offset by lower average interest rates (7.0% in 1996 compared with 7.3% in 1995) and a larger revenue base.

As a result of the foregoing, the Company's pretax margin decreased to 6.0% in 1996 from 8.1% in 1995.

The Company's effective tax rate was 36.2% in 1996 and 1995.

Primarily as a result of the factors described above, net income decreased to $9.0 million in 1996 (3.8% of revenue) from $9.3 million in 1995 (5.2% of revenue).

Liquidity and Capital Resources

The growth of the Company's business has required significant investments in new revenue equipment. The Company historically has financed its revenue equipment requirements with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under a line of credit, cash flows from operations, and long-term operating leases. The Company's primary sources of liquidity at December 31, 1997 were funds provided by operations and borrowings under its primary credit agreement, which had maximum available borrowing of $100 million at December 31, 1997 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs. (*)

The Company's primary source of cash flow from operations is net income increased by depreciation and deferred income taxes. The Company's principal use of cash in operations is to finance receivables and advances associated with growth in the business. The Company's number of days sales in accounts receivable decreased from 46 days in 1996 to 43 days in 1997.

(*) May contain "forward-looking" statements.

Net cash provided by operating activities was $45.2 million in 1997, $39.1 million in 1996, and $9.1 million in 1995.

The primary source of funds in 1997 was net income of $13.7 million increased by non-cash adjustments including depreciation of $27.4 million, deferred income taxes of $5.1 million, and accounts payable of $2.1 million. The primary use of funds was an increase in accounts receivable of $1.7 million.

Net cash used in investing activities was $27.6 million in 1997, $38.9 million in 1996, and $55.7 million in 1995. Such amounts were used primarily to acquire additional revenue equipment as the Company expanded its operations. In addition, in 1997, the Company used $5.6 million of such amount to consummate the acquisition of Trans-Road, Inc. and Bud Meyer Truck Lines, Inc. The Company expects capital expenditures (primarily for revenue equipment), net of trade-ins, to be approximately $55.0 million in 1998.(*)

Net cash used in financing activities was $18.5 million in 1997. Net cash provided by financing activities were $2.8 million in 1996 and $42.1 million in 1995. The cash provided by financing activities in 1997, 1996, and 1995 related primarily to borrowings under the Credit Agreement. At December 31, 1997, the Company had outstanding debt of $82.4 million, primarily consisting of $52 million drawn under the Credit Agreement and the $25 million in 10-year senior notes. Interest rates on this debt range from 6.25% to 12.5%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $100 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $55 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee of 0.225% per annum is due on the daily unused portion of the Credit Agreement. The Credit Agreement is guaranteed by Covenant
Transport, Inc. a Nevada corporation, Intellectual Property Co., a Nevada corporation, Bud Meyer Truck Lines, Inc., a Minnesota corporation, and Covenant Acquisition Co., a Nevada corporation.

The Credit Agreement revolves for two years and then has a four-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning on the second anniversary of the date of the Credit Agreement (or any renewal). The Company renewed the loan in December 1997 and anticipates renewing the Credit Agreement on an annual basis. Borrowings under the Credit Agreement may be based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.375% and 1% based on cash flow coverage and a defined debt to capitalization ratio. At December 31, 1997, the margin was 0.5%.

In October 1995, the Company placed $25 million in 10-year senior notes with an insurance company. The notes bear interest at 7.39%, payable semi-annually, and mature on October 1, 2005. Principal payments are due in equal annual installments beginning in the seventh year of the notes. Proceeds of the notes were used to reduce borrowings under the Credit Agreement.

In December 1997, the Company engaged in a sale-and-leaseback transaction involving 199 of the Company's tractors that had been newly acquired or were awaiting delivery. The proceeds of the sale were used to reduce debt under the Credit Agreement. The Company entered into a three-year lease of the equipment, with a 5.15% implied interest rate and a residual value guaranteed by the Company at a level equal to the Company's salvage value on owned tractors.

The Company's headquarters facility was completed in December 1996. The cost of the approximately 75 acres and construction of the headquarters and shop buildings was approximately $15 million. The Company financed the land and improvements under a "build to suit" operating lease.

The Credit Agreement, senior notes, and headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at December 31, 1997.

Inflation and Fuel Costs

Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. The failure to obtain rate increases in the future could have an adverse effect on profitability. In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. At December 31, 1997, approximately 20% of the total annual purchases of fuel by the Company was subject to hedging contracts.(*)

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather creating more equipment repairs. First quarter net income historically has been lower than net income in each of the other three quarters of the year because of the weather. The Company's equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and the Company's ability to satisfy some of that requirement. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by the Company's dry van operation. During September and October, business increases as a result of increased retail merchandise shipped in anticipation of the holidays.(*)

The table below sets forth quarterly information reflecting the Company's equipment utilization (miles per tractor per period) during 1995, 1996, and 1997. The Company believes that equipment utilization more accurately demonstrates the seasonality of its business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                First Quarter  Second Quarter Third Quarter  Fourth Quarter

     1995           35,467         38,029         38,186         36,941
     1996           35,067         38,462         38,989         38,036
     1997           34,389         37,325         38,850         38,314



Year 2000

The Company is aware of the current concerns throughout the business community of reliance upon computer systems that do not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." Computer operations are a significant function within the Company and daily operations of the Company depend on the successful operation of its computer systems. As a result the Company is currently assessing Year 2000 preparedness and developing a plan to help ensure continuity of operations.

The Company relies upon software purchased from third party vendors rather than internally generated software. In its analysis of the software, and based upon its ongoing discussions with vendors, the Company has determined that most of its software already reflects changes necessary to avoid the Year 2000 Problem. The Company intends to continue to work and complete testing to ensure existing systems are Year 2000 compliant and does not expect a materially adverse impact on its financial condition or operations.(*)


(*) May contain "forward-looking" statements.

Earnings Per Share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. The standard replaces the presentation of primary EPS with a presentation of basic EPS and replaces the presentation of fully diluted EPS with diluted EPS. Basic income per share is computed by dividing net income available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing adjusted net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options have been included in the computation. The Company uses the treasury stock method for calculating the dilutive effect of options.

Recent Accounting Pronouncements - Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. The Statement consolidates disclosures required by several existing pronouncements regarding an entity's capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 does not require any change to existing disclosures.

In June 1997,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for fiscal years beginning after December 31, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirements.

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

Economic Factors; Fuel Prices. Negative economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and higher interest rates could impair the Company's operating results by decreasing equipment utilization or increasing costs of operations. High fuel prices can have a negative impact on the Company's profitability.

Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment, however if the resale value of the Company's revenue equipment were to decline, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.

Recruitment, Retention, and Compensation of Qualified Drivers. Competition for drivers is intense in the trucking industry. There was in 1997, and historically has been, an industry-wide shortage of qualified drivers. This shortage could force the Company to significantly increase the compensation it pays to driver employees or curtail the Company's growth.

Competition. The trucking industry is highly competitive and fragmented. The Company competes with other truckload carriers, private fleets operated by existing and potential customers, railroads, rail-intermodal service, and to some extent with air-freight service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than the Company. The Company's results could suffer if it cannot obtain higher rates than competitors that offer a lower level of service.

Acquisitions. A significant portion of the Company's growth since June 1995 has occurred through acquisitions, and acquisitions are an important component of the Company's growth strategy. Management must continue to identify desirable target companies and negotiate, finance, and close acceptable transactions or the Company's growth could suffer.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited consolidated balance sheets, statements of income, cash flows, and stockholders' equity, and notes related thereto, are contained at Pages 19 to 31 of this report. The supplementary quarterly financial data follows:

Quarterly Financial Data:
                                  Fourth       Third       Second       First
                                  Quarter     Quarter      Quarter     Quarter
                                    1997        1997        1997         1997
                               ----------- ----------- ------------ -----------
Revenue                        $   89,905  $   75,308  $    70,060  $   62,588
Operating income                    8,837       7,888        7,118       4,282
Income before taxes                 6,791       6,504        5,641       2,914
Income taxes                        2,578       2,406        2,088       1,076
Net income                          4,213       4,098        3,553       1,838
Basic and diluted earnings
  per share                    $     0.32  $     0.31  $      0.27  $     0.14

                                  Fourth       Third       Second       First
                                  Quarter     Quarter      Quarter     Quarter
                                    1996        1996        1996         1996
                               ----------- ----------- ------------ -----------
Revenue                        $   64,161  $   63,022  $    59,626  $   49,458
Operating income                    5,084       6,768        6,092       2,122
Income before taxes                 3,540       5,186        4,600         754
Income taxes                        1,286       1,868        1,676         272
Net income                          2,254       3,318        2,924         482
Basic and diluted earnings
  per share                    $     0.17  $     0.25  $      0.22  $     0.04



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1997, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information respecting executive officers and directors set forth under the captions "Election of Directors Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on Page 2 and Page 10 of the Registrant's Proxy Statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-b promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information respecting executive compensation set forth under the caption "Executive Compensation" on Pages 5 to 7 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on Page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider
Participation" on Page 4 and "Certain and Relationships and Related Transactions" on Page 10 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(a)      1.       Financial Statements.

The Company's audited financial statements are set forth at the following pages of this report:



Page
Report of Independent Accountants..........................................19
Consolidated Balance Sheets................................................20
Consolidated Statements of Operations......................................21
Consolidated Statements of Stockholders' Equity............................22
Consolidated Statements of Cash Flows......................................23
Notes to Consolidated Financial Statements.................................24

         2.       Financial Statement Schedules.

Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

(c)      Exhibits

Exhibit
Number      Description
3.1   <F1>  Restated Articles of Incorporation.
3.2   <F1>  Amended By-Laws dated September 27, 1994.
4.1   <F1>  Restated Articles of Incorporation.
4.2   <F1>  Amended By-Laws dated September 27, 1994.
10.3  <F2>  Credit Agreement dated January 17, 1995, among Covenant
            Transport,  Inc., a Tennessee  corporation,  ABN-AMRO  Bank N.V., as agent, and certain other banks filed as Exhibit 10.
10.4  <F1>  Lease dated January 1, 1990, between David R. and Jacqueline F.
            Parker and Covenant Transport, Inc., a Tennessee corporation, with respect to the Chattanooga, Tennessee headquarters filed as
            Exhibit 10.5.
10.5  <F1>  Lease dated June 1, 1994,  between David R. and Jacqueline F. Parker and Covenant Transport, Inc., a Tennessee corporation,  with respect to terminal facility in Greer, South Carolina filed as Exhibit 10.6.


10.8  <F1>  Incentive Stock Plan filed as Exhibit 10.9.
10.9  <F1>  401(k) Plan filed as Exhibit 10.10.
10.12 <F3>  Note  Purchase  Agreement  dated  October 15, 1995,  among  Covenant
            Transport, Inc., a Tennessee corporation and CIG & Co.
10.13 <F3>  First  Amendment to Credit  Agreement  and Waiver dated  October 15,
            1995.
10.14 <F4>  Participation Agreement dated March 29, 1996, among Covenant
            Transport, Inc., a Tennessee corporation, Lease Plan USA, Inc., and ABN-AMBO Bank, N.V., Atlanta Agency.
10.15 <F4>  Second  Amendment  to Credit  Agreement  and Waiver  dated April 12,
            1996.
10.16 <F4>  First Amendment to Note Purchase Agreement and Waiver dated April
            1, 1996.
10.17 <F5>  Third Amendment to Credit Agreement and Waiver dated March 31,
            1997, filed as Exhibit 10.11.
10.18 <F5>  Waiver to Note Purchase Agreement dated March 31, 1997, filed as
            Exhibit 10.12.
10.19       Second Amendment to Note Purchase Agreement dated December 30,
            1997.
10.20       Fourth Amendment to Credit Agreement dated December 31, 1997.
10.21       Stock Purchase Agreement made and entered into as of October 10,
            1997, by and among Covenant Transport, Inc., a Nevada
            corporation; Russell Meyer; and Bud Meyer Truck Lines, Inc., a
            Minnesota corporation.
21          List of subsidiaries.
23.1        Consent of Coopers & Lybrand L.L.P., independent accountants.
27          Financial Data Schedule.
--------------

<F1>  Filed as an exhibit to the registrant's Registration Statement on Form
      S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
<F2>  Filed as an exhibit to the  registrant's  Form 10-Q for the quarter  ended
      March 31, 1995, and incorporated herein by reference.
<F3>  Filed as an  exhibit  to the  registrant's  Form  10-K for the year  ended
      December 31, 1995, and incorporated herein by reference.
<F4>  Filed as an exhibit to the  registrant's  Form 10-Q for the quarter  ended
      March 31, 1996, and incorporated herein by reference.
<F5>  Filed as an exhibit to the  registrant's  Form 10-Q for the quarter  ended
      March 31, 1997, and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COVENANT TRANSPORT, INC.

Date:        March 26, 1998                     By: /s/ Joey B. Hogan
     ------------------------------                ----------------------
                                                Joey B. Hogan
                                                Treasurer and Chief
                                                Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Position                       Date

/s/ David R. Parker     Chairman of the Board,
David R. Parker         President, and Chief Executive
                        Officer (principal executive officer)   March 26, 1998

/s/ Joey B. Hogan       Treasurer and Chief Financial Officer
Joey B. Hogan           (principal financial and accounting
                        officer)                                March 26, 1998

/s/ R. H. Lovin, Jr.
R. H. Lovin, Jr.        Director                                March 26, 1998

/s/ Michael W. Miller
Michael W. Miller       Director                                March 26, 1998

/s/ William T. Alt
William T. Alt          Director                                March 26, 1998

/s/ Hugh O. Maclellan, Jr.
Hugh O. Maclellan, Jr.  Director                                March 26, 1998

/s/ Mark A. Scudder
Mark A. Scudder         Director                                March 26, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Covenant Transport, Inc.

We have audited the accompanying consolidated balance sheets of Covenant Transport, Inc. and its subsidiaries (the Company) as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covenant Transport, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                COOPERS & LYBRAND L.L.P.


Knoxville, Tennessee
January 31, 1998



                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31, 1996 AND 1997
                                                    1996              1997
                                                 ------------      ------------

                     ASSETS
Current assets:
  Cash and cash equivalents                     $  3,491,543      $  2,609,520
  Accounts receivable, net of allowance of
    $500,000 in 1996 and $810,000 in 1997         29,955,577        37,792,308
  Drivers advances and other receivables           3,230,857           964,575
  Tire and parts inventory                           880,086         1,120,684
  Prepaid expenses                                 3,781,003         3,773,556
  Deferred income taxes                              248,000         1,111,000
                                                 ------------      ------------
Total current assets                              41,587,066        47,371,643

Property and equipment, at cost                  183,136,067       228,931,936
Less accumulated depreciation and amortization    38,752,116        67,310,934
                                                 ------------      ------------
Net property and equipment                       144,383,951       161,621,002
Other                                              1,177,158         6,263,491
                                                 ------------      ------------

Total assets                                    $187,148,175      $215,256,136
                                                 ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                50,000         1,565,639
  Accounts payable                                 3,892,208         5,328,346
  Accrued expenses                                 4,480,151         9,073,554
  Accrued income tax                                      --           724,815
                                                 ------------      ------------
   Total current liabilities                       8,422,359        16,692,354

Long-term debt, less current  maturities          83,110,000        80,811,783
Deferred income taxes                             13,886,000        22,155,000
                                                 ------------      ------------
Total liabilities                                105,418,359       119,659,137

Stockholders' equity:
  Class A Common Stock, $.01 par value;
    20,000,000 shares authorized; 11,000,000
    and 11,010,250 shares issued and outstanding
    as of 1996 and 1997, respectively                110,000           110,103
  Class B common stock, $.01 par value;
    5,000,000 shares authorized; 2,350,000 shares
    issued and outstanding as of 1996 and 1997,
    respectively                                      23,500            23,500
  Additional paid-in-capital                      50,469,596        50,634,369
  Retained earnings                               31,126,720        44,829,027
                                                 ------------      ------------
Total stockholders' equity                        81,729,816        95,596,999
                                                 ============      ============
Total liabilities and stockholders' equity      $187,148,175      $215,256,136
                                                 ============      ============

The accompanying notes are an integral part of these consolidated financial statements.



                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                               1995        1996        1997
                                             ----------  ----------  ----------
Revenue                                   $180,345,922 $236,266,945 $297,861,080
Operating expenses:
  Salaries, wages, and related expenses     83,746,833  108,817,623  131,521,804
  Fuel, oil, and road expenses              37,801,823   55,340,234   64,910,201
  Revenue equipment rentals and purchased
     transportation                          1,230,163      604,924    8,492,445
  Repairs                                    3,568,778    4,293,141    5,884,881
  Operating taxes and licenses               4,679,137    6,064,652    7,514,241
  Insurance                                  4,907,330    6,114,526    8,655,465
  General supplies and expenses              9,647,976   12,825,287   16,276,834
  Depreciation and amortization, including
    gain on disposition equipment           16,045,415   22,139,456   26,481,578
                                             ----------  ----------  ----------
    Total operating expenses               161,627,455  216,199,843  269,737,449
                                             ----------  ----------  ----------

     Operating income                       18,718,467   20,067,102   28,123,631
Interest expense                             4,161,668    5,987,148    6,273,324
                                            ----------   ----------  ----------
Income before income taxes                  14,556,799   14,079,954   21,850,307
Income tax expense                           5,274,000    5,102,000    8,148,000
                                             ==========  ==========  ==========
Net income                                $  9,282,799 $  8,977,954 $ 13,702,307
                                             ==========  ==========  ==========

Basic and diluted earnings per share:
Net income                                $       0.70 $       0.67 $       1.03
                                             ==========  ==========  ==========






The accompanying notes are an integral part of these consolidated financial statements.



                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, and 1997



                           Class A  Class B  Additional                Total
                           Common    Common   Paid-In      Retained    Stockholders'
                            Stock    Stock    Capital      Earnings    Equity
                          ----------------------------------------------------
Balances at
  January 1, 1995         $110,000  $23,500  $ 50,469,596  $12,865,967 $63,469,063

Net income                      --       --            --    9,282,799   9,282,799
                          --------------------------------------------------------
Balances at
  December 31, 1995        110,000   23,500    50,469,596   22,148,766  72,751,862

Net income                      --       --            --    8,977,954   8,977,954
                          --------------------------------------------------------

Balances at
  December 31, 1996        110,000   23,500    50,469,596   31,126,720  81,729,816

Exercise of employee
  stock options                103       --       164,773           --     164,876

Net income                      --       --            --   13,702,307  13,702,307
                          --------------------------------------------------------

Balances at
  December 31, 1997       $110,103  $23,500  $ 50,634,369  $44,829,027 $95,596,999
                          ========================================================


















The accompanying notes are an integral part of these consolidated financial statements.



                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                             1995         1996         1997
                                          -------------------------------------
Cash flows from operating activities:
Net income                              $  9,282,799  $ 8,977,954  $ 13,702,307
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
    Provision for losses on receivables      150,000      407,655       457,665
    Depreciation and amortization         16,787,219   22,781,481    27,363,501
    Deferred income tax expense            4,673,000    4,050,000     4,354,000
    Gain on disposition of
     property and equipment                 (741,804)    (642,025)     (881,922)
    Changes in operating assets and
     liabilities:
      Receivables and advances           (19,610,235)   3,010,662    (2,580,948)
      Prepaid expenses                    (1,298,535)  (1,088,845)      200,113
      Tire and parts inventory              (301,696)     (78,626)     (155,794)
      Accounts payable, accrued
       expenses, and accrued income
       taxes                                 185,885    1,707,242     2,785,653
                                          -------------------------------------
Net cash flows provided by operating
 activities                                9,126,633   39,125,498    45,245,575

Cash flows from investing activities:
  Acquisition of property and equipment  (72,431,927) (49,142,303)  (54,027,486)
  Proceeds from disposition of property
   and equipment                          16,942,319   10,219,276    32,023,244
  Acquisition of intangibles                      --           --    (1,250,000)
  Acquisition of business- Bud Meyer<F1>          --           --    (4,350,442)
  Covenant not to compete                   (200,000)          --            --
                                          -------------------------------------
Net cash flows from investing activities (55,689,608) (38,923,027)  (27,604,684)

Cash flows from financing activities:
  Exercise of stock options                       --           --       164,876
  Proceeds from issuance of long-term
   debt                                   84,000,000    3,000,000           --
  Repayments of long-term debt           (41,494,926)     (40,000)  (18,563,513)
  Deferred debt issuance cost               (358,172)    (132,216)     (124,277)
                                          -------------------------------------
Net cash flows provided/(used) by
 financing activities                     42,146,902    2,827,784   (18,522,914)
                                          -------------------------------------

Net change in cash and cash equivalents   (4,416,073)   3,030,255      (882,023)

Cash and cash equivalents at beginning
 of period                                 4,877,361      461,288     3,491,543
                                          -------------------------------------
Cash and cash equivalents at end of
 period                                 $    461,288  $ 3,491,543  $  2,609,520
                                          =====================================
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for:
    Interest                            $  3,607,927  $ 5,905,000  $  6,147,050
                                          =====================================
    Income taxes                        $    601,000  $   795,000  $  2,927,376
                                          =====================================

<F1> Acquisition  of business  presented  net of acquired  cash of $347,688  and receivable from officer of acquired company of $501,870.


The accompanying notes are an integral part of these consolidated financial statements.

                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Covenant Transport, Inc. (the Company) is a long-haul truckload carrier that transports time-sensitive freight on express delivery schedules.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned subsidiaries, Covenant Transport, Inc., a Tennessee corporation, Bud Meyer Truck Lines, Inc., a Minnesota corporation, Covenant Leasing, Inc., a Nevada corporation, Covenant Acquisition Co., a Nevada corporation, and Intellectual Property Co., a Nevada corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are completed to the customer.

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

Property and Equipment - Depreciation and amortization of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Salvage values of 25% to 33 1/3% and lives of five to seven years are used in the calculation of depreciation for revenue equipment.

In  accordance  with  industry  practices,  the gains or losses on  disposal  of
revenue   equipment  are  included  in  depreciation  and  amortization  in  the statements of operations.

Capital Structure - The shares of Class A and B Common Stock are substantially identical except that the Class B shares are entitled to two votes per share. The terms of future issuances of preferred shares will be set by the Board of Directors.

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

Earnings Per Share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. The standard replaces the presentation of primary EPS with a presentation of basic EPS and replaces the presentation of fully diluted EPS with diluted EPS. Basic income per share is computed by dividing net income available for common shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing adjusted net income by the weighted average number of shares of common stock and assumed conversions of dilutive securities outstanding during the respective periods. Dilutive securities represented by options have been included in the computation. The Company uses the treasury stock method for calculating the dilutive effect of options.

Recent Accounting Pronouncements - Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. The Statement consolidates disclosures required by several existing pronouncements regarding an entity's capital structure. The Company's disclosures are already in compliance with such pronouncements and, accordingly, SFAS No. 129 does not require any change to existing disclosures.

In June 1997,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting comprehensive income and its components in a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for fiscal years beginning after December 31, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is evaluating SFAS No. 131 to determine the impact, if any, on its reporting and disclosure requirements.

2.  OTHER ASSETS


A summary of other assets as of December 31, 1996 and 1997 is as follows:

                                                  1996             1997
                                              -------------    --------------
    Covenants not to compete, net             $    252,500     $   1,232,083
    Deferred debt costs, net                       262,486           398,961
    Goodwill, net                                       --         2,459,058
    Split dollar life insurance                    425,279           556,877
    Cash surrender value of life insurance         106,078           106,078
    Insurance deposit                                   --           873,477
    Other                                          130,815           636,957
                                              =============    ==============
                                              $  1,177,158     $   6,263,491
                                              =============    ==============

3.  PROPERTY AND EQUIPMENT



A summary of property and equipment, at cost, as of December 31, 1996 and 1997 is as follows:

                                                  1996             1997
                                              -------------    --------------
    Revenue equipment                         $168,059,349     $ 207,990,788
    Land and improvements                        3,687,215         4,425,629
    Buildings and leasehold improvements         1,706,048         3,135,866
    Communications equipment                     6,428,634         8,466,052
    Other                                        3,123,425         4,911,801
    Construction in process                        131,396             1,800
                                              -------------    --------------
                                              $183,136,067     $ 228,931,936
                                              =============    ==============

4.   LONG-TERM DEBT


Long term debt consists of the following at December 31, 1996 and 1997:

                                                    1996              1997
                                               --------------------------------
Borrowings under $100 million credit agreement $ 58,000,000      $ 52,000,000
10-year senior notes                             25,000,000        25,000,000
Notes to unrelated individuals non-compete
  agreements                                        160,000         1,060,000
Equipment and vehicle obligations with
  commercial lending institutions, with fixed
  interest rates ranging from 5.875% to
  12.50% at 1997                                         --         4,317,422
                                              --------------------------------
                                              $  83,160,000      $ 82,377,422
Less current maturities                              50,000         1,565,639
                                              --------------------------------
                                              $  83,110,000        80,811,783
                                              ================================


The Company is party to a credit agreement with a group of banks with maximum borrowings of $100 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $55 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10 million. The credit agreement includes a "security agreement" such that the credit agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee of 0.225% per annum is due on the daily unused portion of the credit agreement. The credit agreement is guaranteed by Covenant Transport, Inc. a Nevada corporation, Intellectual Property Co., a Nevada corporation, Bud Meyer Truck Lines, Inc., a Minnesota corporation, and Covenant Acquisition Co., a Nevada corporation.

The credit agreement revolves for 1998 and 1999 and then has a term out in 2000. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning on the second anniversary of the date of the credit agreement. The Company renewed the loan in December 1997 and anticipates renewing the line of credit on an annual basis. Borrowings under the credit agreement may be based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.375% and 1% based on cash flow coverage and a defined debt to capitalization ratio. At December 31, 1997, the margin was 0.5%.

During February and May 1995, the Company entered into interest rate swap agreements that fixed interest rates on $28 million and $10 million of the borrowings under the credit agreement at 6.9% and 5.8%, respectively, plus the applicable margin under the credit agreement for two years. A $25 million interest rate swap agreement was completed in 1996 that expires in February 1999 at 5.9% plus the applicable margin. During October 1997 the Company entered into an interest rate swap agreement with a fixed interest rate on $10 million of the borrowing under the credit agreement at 5.95% plus the applicable margin for two years. All remaining borrowings under the credit agreement are at one, two, or three month LIBOR.

During August 1995, the Company placed $25 million in senior notes due October 2005 with an insurance company. The term agreement requires payments for interest semi-annually in arrears with principal payments due in four equal annual installments beginning October 1, 2002. Interest accrues at 7.39% per annum.

The credit agreement and senior note agreement subject the Company to certain restrictions and covenants related to, among others, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness.

The notes for non-compete agreements resulted from purchases of certain assets of two companies completed in 1995 and the purchase of certain assets of a company completed in 1997. Revenue equipment, customer lists, and covenants not to compete were purchased for amounts totaling $1,919,532 for the 1995 purchases. Customer list and covenants not to compete were purchased for $2,033,000 for the 1997 purchase.

The maturities of long term debt at December 31, 1997 are as follows:

            1998              $   1,565,639
            1999              $   1,521,875
            2000              $  53,207,847
            2001              $     904,354
            2002              $     177,707

5.  RELATED PARTY TRANSACTIONS

Transactions involving related parties not otherwise disclosed herein are as follows:

During 1996 and 1997, the Company sold certain of its used tractors and trailers to corporations owned by related parties for an aggregate of approximately $103,000 in 1996 and $1,161,000 in 1997. In all cases, the Company received amounts equal to, or in excess of, the trade-in amounts guaranteed by the tractor manufacturer or fair values listed in industry trailer publications.

In June 1997 the Company obtained a promissory note in the amount of $480,000 from a related party. Principal and related interest at the rate of 7% shall be due on or before June 2001.

6.  LEASES

The Company has operating lease commitments for office and terminal properties and revenue equipment, exclusive of owner/operator rentals, trip lease agreements, and month-to-month equipment rentals, in the following amounts at December 31, 1997:

Year ending December 31:

            1998              $ 6,643,899
            1999              $ 6,375,157
            2000              $ 5,173,901
            2001              $ 1,626,579
            2002              $ 1,141,460

Total rental expense is summarized as follows for the years ended December 31, 1995, 1996, and 1997:

                                       1995          1996          1997
                                  ------------------------------------------
    Revenue equipment rentals     $   914,034    $   338,283   $  1,618,973
    Owner/operator rentals             70,926             --      6,860,853
    Terminal rentals                  531,948        606,424      1,503,523
    Other equipment rentals           451,092        505,062      1,181,589
                                  ==========================================
                                  $ 1,968,000    $ 1,449,769   $ 11,164,938
                                  ==========================================


During April 1996, the Company entered into an agreement to lease its headquarters and terminal in Chattanooga under an operating lease. The lease provides for rental payments to be variable based upon LIBOR interest rates for five years. The Company entered into an agreement with the lessee to fix the rental payments from January 1997 until July 2000 at approximately $87,000 per month.

Covenant leases property in Chattanooga, Tennessee from the principal stockholder of the Company. Effective July 1, 1997, the monthly rental was approximately $15,000 per month. The Company also leases a property at Greer, South Carolina for annual rent of $12,000 from the principal stockholder.

Included in terminal rentals are payments of $239,344, $237,664, and $224,172 for the years ended December 31, 1995, 1996, and 1997, respectively, to the principal stockholder of the Company for the rental of terminal facilities.

7.  INCOME TAX EXPENSE

  Income tax expense for the years ended December 31, 1995, 1996, and 1997 is comprised of:

                                             1995         1996         1997
                                           ------------------------------------
  Federal, current                        $  601,000   $  795,000   $3,530,000
  Federal, deferred                        4,380,000    3,984,000    3,941,000
  State, current                                  --      257,000      263,000
  State, deferred                            293,000       66,000      414,000
                                           ====================================
                                          $5,274,000   $5,102,000   $8,148,000
                                           ====================================


Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 1995, 1996 and 1997 as follows:

                                             1995         1996         1997
                                           -------------------------------------
Computed "expected" income tax expense    $  5,095,000  4,928,000    7,648,000
  Adjustments in income taxes resulting
  from:
   State income taxes, net of federal
    income tax effect                          189,000    183,000      440,000
   Permanent differences and other, net        (10,000)    (9,000)      60,000
                                          =====================================
    Actual income tax expense             $  5,274,000  5,102,000    8,148,000
                                          =====================================


The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 1996 and 1997 are as follows:

                                                 1996               1997
                                           -----------------   ----------------
Deferred tax assets:
  Allowance for doubtful accounts          $        180,000    $       292,000
  Accrued expenses                                   68,000          1,111,000
  Loss carryforwards                              9,186,000          3,595,000
  Alternative minimum tax credits                 2,969,000          5,473,000
  Contributions                                     309,000                 --
  Investment tax credits carryforward                82,000             82,000
  Intangible Assets                                  29,000            126,000
                                           -----------------   ----------------
                                                 12,823,000         10,679,000
Deferred tax liability:
  Depreciation                                   26,461,000         31,723,000
                                           -----------------   ----------------
  Net deferred tax liability                     13,638,000         21,044,000
  Portion reflected as current asset                248,000          1,111,000
                                           =================   ================
  Net deferred tax liability               $     13,886,000    $    22,155,000
                                           =================   ================

The Company has available for federal income tax purposes net operating loss and investment tax credit carryforwards, respectively, which expire as follows:

                                                 Net             Investment
                                            Operating Loss       Tax Credit
                                           -----------------   ----------------

2001                                       $             --    $        82,000
2003                                                     --                 --
2005                                                     --                 --
2007                                                     --                 --
2009                                                     --                 --
2010                                              1,922,000                 --
2011                                              8,065,000                 --
                                           =================   ================
                                           $      9,987,000    $        82,000
                                           =================   ================

8.  CONTINGENCIES

The Company, in the normal course of business, is involved in certain legal matters for which it carries liability insurance. It is management's belief that the losses, if any, from these lawsuits will not have a materially adverse impact on the financial condition, operations, or cash flows of the Company.

Financial risks which potentially subject the Company to concentrations of credit risk consist of deposits in banks in excess of the Federal Deposit Insurance Corporation limits. The Company's sales are generally made on account without collateral. Repayment terms vary based on certain conditions. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The majority of the Company's customer base spans the United States. The Company monitors this risk and historically has not experienced any losses on these financial instruments.

9.  EARNINGS PER SHARE

The following table sets forth for the periods  indicated the calculation of net
earnings  per  share  included  in  the  Company's   Consolidated  Statement  of
Operations:

                                         1995       1996        1997
                                      ---------- ------------ ------------
          Numerator:
            Net Income               $ 9,282,799 $  8,977,954 $ 13,702,307
          Denominator:
            Denominator for basic
             earnings per share --
             weighted-average shares  13,350,000   13,350,000   13,360,000
            Effect of dilutive
             securities:
             Employee stock options           --        2,528           --
                                      ---------- ------------ ------------
          Denominator for diluted
           earnings per share --
           adjusted weighted-average
           shares and assumed
           conversions                13,350,000   13,352,528   13,360,000
                                      ========== ============ ============
          Basic earnings per share:  $      0.70 $       0.67 $       1.03
                                      ====================================
          Diluted earnings per share:$      0.70 $       0.67 $       1.03
                                      ====================================


10.  DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute up to 17% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The
Company contributed approximately $326,000, $464,000, and $538,000 in 1995, 1996, and 1997, respectively, to the profit sharing and savings plan.

11.  INCENTIVE STOCK PLAN

The Company has adopted an incentive stock plan. Awards may be in the form of incentive stock awards or other forms. The Company has reserved 659,750 shares of Class A Common Stock for distribution at the discretion of the Board of Directors. During October 1994, the Company granted options to purchase 122,500 shares which are exercisable at the fair market value on the date of grant ($16.50) and vest at varying dates through October 1999. During June 1996, the Company granted options to purchase 267,500 shares which are exercisable at the fair market value on the date of grant ($15.50) and vest at varying dates through June 2001. During 1997 the Company granted options to purchase 149,000 shares which are exercisable at the fair market value on the date of the grant (weighted average of $16.43) and vest at varying dates through December 2002. The options expire 10 years from the date of grant. The following table details the activity of the incentive stock option plan:

                                  1995          1996          1997
                                  ----          ----          ----
          Balance January 1      119,000       117,000       383,250
          Granted                     --       267,500       149,000
          Exercised                   --            --       (10,250)
          Canceled                (2,000)       (1,250)      (20,500)
                               ------------ ------------- -------------
          Balance December 31    117,000       383,250       501,500
                               ============ ============= =============
          Exercisable
            December 31           48,000        82,500       151,000

For the year ended December 31, 1997, 10,250 options were exercised at an average price of $16.09. As of December 31, 1997, the Company has 501,500 options outstanding with exercise prices which range from $15.25 to $18.81 with an average price of $15.99 and average remaining life of 8 years.

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. The Company adopted SFAS 123 for disclosure purposes only in 1996. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for 1997: risk-free interest rate of 5.50%, expected life of 5 years, dividend rate of zero percent, and expected volatility of 18.53%. Using these assumptions, the fair value of the employee stock options granted in 1996 and 1997 is $700,000 and $600,000 respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31, 1996, and 1997:


                                  1996                       1997
Net income:
   As reported              $    8,977,954             $    13,702,307
   Pro forma                     8,837,954                  13,402,696
Net income per share:
   As reported              $         0.67             $          1.03
   Pro forma                          0.66                        1.00

12.  BUSINESS COMBINATIONS

In October 1997 the Company purchased all of the outstanding stock of Bud Meyer Truck Lines, Inc. The acquisition of Bud Meyer Truck Lines has been accounted for under the purchase method of accounting. Accordingly, the operating results of Bud Meyer have been included in the consolidated operating results since the date of acquisition. The purchase price of $5,200,000, net of cash received of $347,688 and a receivable from an officer of Bud Meyer to the acquired company of $501,870 has been allocated to the net assets acquired based on appraised fair values at the date of acquisition as follows:

Property and equipment                    $   21,300,395
Current assets                                 4,430,017
Goodwill                                       1,513,832
Other assets                                     906,836
Accounts payable and accrued expenses         (3,968,703)
Deferred taxes                                (3,051,000)
Notes payable                                (16,780,935)
                                          ----------------
                                          $    4,350,422
                                          ================

The unaudited consolidated pro forma operating data for the Company, assuming the acquisition of Bud Meyer occurred January 1, 1996.

                                      1996              1997
                                 ---------------  ---------------
                                    (unaudited)     (unaudited)
Revenues                         $   281,269,621  $  332,007,120
Net income                             9,531,607      13,166,040
Net earnings per share
  Basic and diluted              $          0.71  $         0.99

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they indicative of future operating results.

In August 1997, the Company purchased certain intangible assets of Trans-Road, Inc. for $2,250,000, of which $1,000,000 will be paid out over the next five years.