Form 10-Q
period 1998-03-31
COVENANT TRANSPORT INC
filed 1998-04-09
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004

                     ------------------------------------


                                  FORM 10-Q

                                  (Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                  YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 1998)

           Class A Common Stock, $.01 par value: 11,013,500 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                                   Exhibit Index is on Page 11

                                    PART I
                             FINANCIAL INFORMATION


                                                                       PAGE
                                                                      NUMBER
Item 1. Financial statements
        Condensed consolidated balance sheets as of December 31, 1997
              and March 31, 1998 (unaudited)                             3
        Condensed consolidated statements of operations for the three
              months ended March 31, 1997 and 1998 (unaudited)           4
        Condensed consolidated statements of cash flows for the three
              months ended March 31, 1997 and 1998 (unaudited)           5
        Notes to condensed consolidated financial statements (unaudited) 6
Item 2. Management's discussion and analysis of financial condition
              and results of operations                                  8


                                    PART II
                               OTHER INFORMATION


                                                                       PAGE
                                                                      NUMBER
Item 1.   Legal proceedings                                             12
Items 2.,
   3.,4.,
   and 5. Not applicable
Item 6.   Exhibits and reports on Form 8-K                              12

                   COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                       ASSETS                         December 31    March 31,
                                                          1997         1998
                                                      -----------  -----------
                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                          $  2,609,520 $  7,353,328
  Accounts receivable, net of allowance of $810,000
    in 1997 and $825,000 in 1998                       37,792,308   38,424,380
  Drivers advances and other receivables                  964,575    2,035,656
  Tire and parts inventory                              1,120,684    1,186,604
  Prepaid expenses                                      3,773,556    7,746,279
  Deferred income taxes                                 1,111,000    1,111,485
                                                      -----------  -----------
Total current assets                                   47,371,643   57,857,732

Property and equipment, at cost                       228,931,936  239,386,406
Less accumulated depreciation and amortization         67,310,934   64,419,417
                                                      -----------  -----------
Net property and equipment                            161,621,002  174,966,989
Other                                                   6,263,491    6,066,181
                                                      -----------  -----------

Total assets                                         $215,256,136 $238,890,902
                                                      ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current  maturities of long-term debt              $  1,565,639 $  1,597,250
  Accounts payable                                      5,328,346    6,747,987
  Accrued expenses                                      9,073,554   10,241,033
  Accrued income taxes                                    724,815      138,280
                                                      -----------  -----------
Total current liabilities                              16,692,354   18,724,550

Long-term debt, less current  maturities               80,811,783   98,414,042
Deferred income taxes                                  22,155,000   23,430,227
                                                      -----------  -----------
Total liabilities                                     119,659,137  140,568,819

Stockholders' equity:
  Class A common  stock, $.01 par value; 11,010,250
    shares issued and outstanding as of December 31,
    1997 and March 31, 1998 respectively                  110,103      110,135
  Class B common stock, $.01 par value; 2,350,000
    shares issued and outstanding                          23,500       23,500
  Additional paid-in-capital                           50,634,369   50,684,716
  Retained earnings                                    44,829,027   47,503,731
                                                      -----------  -----------
 Total stockholders' equity                            95,596,999   98,322,083
                                                      -----------  -----------
Total liabilities and stockholders' equity           $215,256,136 $238,890,902
                                                      ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                 (unaudited)



                                                          1997       1998
                                                       ----------  ----------

Revenue                                               $62,587,858 $79,823,624

Operating expenses:
  Salaries, wages, and related expenses                27,685,230  35,241,704
  Fuel, oil and road expenses                          15,559,625  15,921,969
  Revenue equipment rentals and purchased
     transportation                                       427,388   5,001,882
  Repairs                                               1,267,433   1,924,765
  Operating taxes and licenses                          1,533,512   2,316,957
  Insurance                                             1,785,908   2,424,063
  General supplies and expenses                         3,690,990   4,438,073
  Depreciation and amortization, including gain on
    disposition of equipment                            6,356,027   6,772,950
                                                       ----------  ----------
    Total operating expenses                           58,306,113  74,042,363
                                                       ----------  ----------
    Operating income                                    4,281,745   5,781,261
Interest expense                                        1,367,487   1,461,158
                                                       ----------  ----------
Income before income taxes                              2,914,258   4,320,103
 Income tax expense                                     1,076,000   1,645,400
                                                       ----------  ----------
Net income                                            $ 1,838,258 $ 2,674,703
                                                       ========== ==========

Earnings per share:
Basic and diluted earnings per share                  $      0.14 $      0.20
                                                       ==========  ==========

Weighted average common shares outstanding                 13,350      13,361
                                                       ==========  ==========
Adjusted weighted average common shares and
 assumed conversions outstanding                           13,350      13,387
                                                       ==========  ==========









The accompanying notes are an integral part of these condensed consolidated financial statements.

                   COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                  (unaudited)


                                                          1997         1998
                                                      -----------   -----------
Cash flows from operating activities:
Net income                                           $  1,838,258  $  2,674,703
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on receivables                    50,000        15,000
    Depreciation and amortization                       6,360,277     7,761,109
    Deferred income taxes                               1,256,000     1,275,712
    Gain on disposition of property and equipment          (4,250)     (988,159)
    Changes in operating assets and liabilities:
      Receivables and advances                         (3,521,503)   (1,700,853)
      Prepaid expenses                                 (2,317,853)   (3,973,208)
      Tire and parts inventory                           (108,161)      (65,920)
      Accounts payable and accrued expenses              1,208,200    2,000,108
                                                      ------------  -----------
Net cash flow provided by operating activities           4,760,968    6,998,492

Cash flows from investing activities:
  Acquisition of property and equipment                (16,288,112) (29,834,279)
  Proceeds from disposition of property and equipment    1,300,390    9,895,352
                                                       -----------  -----------
Net cash flow used in investing activities             (14,987,722) (19,938,927)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt              11,000,000   22,000,000
  Repayments of long-term debt                                  --   (4,366,132)
  Deferred debt issuance cost                                   --          --
  Exercise of stock options                                     --       50,375
                                                       -----------  -----------
Net cash flow provided by financing activities          11,000,000   17,684,243
                                                       -----------  -----------

Net change in cash and cash equivalents                    773,246    4,743,808

Cash and cash equivalents at beginning of period         3,491,543    2,609,520
Cash and cash equivalents at end of period           $   4,264,789 $  7,353,328
                                                       ===========  ===========








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

      The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1997 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statement of Operations:


                                           Period ended March 31,
                                        ----------------------------
                                             1997          1998
                                        ------------  --------------
Numerator:
  Net Income                            $  1,838,258  $  2,674,703
Denominator:
  Denominator for basic earnings per
    share -- weighted-average shares      13,350,000    13,361,000
  Effect of dilutive securities:
    Employee stock options                       --         26,000
                                        ------------  ------------
  Denominator for diluted earnings
    per share -- adjusted weighted-
    average shares and assumed
    conversions                           13,350,000    13,387,000
                                        ============  ============
Basic earnings per share:               $       0.14  $       0.20
                                        ============  ============
Diluted earnings per share:             $       0.14  $       0.20
                                        ============  ============

Note 3.     Audit

      The Internal Revenue Service is currently auditing the Company's tax return for 1995. No assessment of additional amounts owed by the Company has been made by the Internal Revenue Service to date. Based upon discussions with the Company's tax advisors, management does not anticipate any material liability resulting from the audit.

Note 4.     Income Taxes

      Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, which were approximately 1% higher in the quarter ended March 31, 1998 as compared with the quarter ended March 31, 1997.

------------------------


                          FORWARD LOOKING STATEMENTS

      This document contains forward-looking statements in paragraphs that are marked with an asterisk. Statements by the Company in press releases, public filings, and stockholder reports, as well as oral public statements by Company representatives, also may contain certain forward looking information. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, fuel price increases, and higher interest rates; the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers; competition from trucking, rail, and intermodal competitors; and the ability to identify acceptable acquisition targets and negotiate, finance, and consummate acquisitions and integrate acquired companies. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

                   COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      The Company's revenue grew 27.5%, to $79.8 million in the three months ended March 31, 1998, compared with $62.5 million during the same period of 1997. The Company's pretax margin expanded to 5.4% of revenue from 4.6% of revenue, reflecting improved revenue per tractor and lower costs of operation (particularly fuel) as a percentage of revenue. Although the Company's pretax margin expanded, there were significant fluctuations among expense categories, primarily as a result of two factors: (i) the growing percentage of the Company's tractor fleet being obtained through owner-operators, and (ii) the use of operating leases to finance a substantial portion of the revenue equipment added during the second half of 1997. Costs associated with revenue equipment acquired under operating leases or through agreements with owner-operators are expensed as "revenue equipment rentals and purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, for owner-operator tractors, driver compensation, fuel, communications, and certain other expenses are borne by the owner-operator and are not incurred by the Company. Obtaining equipment from owner-operators and under operating leases effectively shifts expenses from interest to "above the line" operating expenses. Because of fluctuations that may occur from time-to-time in the percentage of the Company's fleet that is owned versus obtained from owner-operators and under operating leases, management intends to evaluate the Company's efficiency using pretax margin and net margin rather than operating ratio.(*)

The following table sets forth the percentage relationship of certain items to revenue for the three months ended March 31, 1997 and 1998:

                                                          1997        1998
                                                      -----------  ----------
Revenue                                                  100.0%      100.0%
Operating expenses:
  Salaries, wages, and related expenses                   44.2        44.1
  Fuel, oil, and road expenses                            24.9        20.0
  Revenue equipment rentals and purchased                  0.7         6.3
     transportation
  Repairs                                                  2.0         2.4
  Operating taxes and licenses                             2.5         2.9
  Insurance                                                2.8         3.0
  General supplies and expenses                            5.9         5.6
  Depreciation and amortization, including gain on
     disposition of equipment                             10.2         8.5
                                                      -----------  ----------
    Total operating expenses                              93.2        92.8
                                                      -----------  ----------
    Operating income                                       6.8         7.2
Interest expense                                           2.2         1.8
                                                      -----------  ----------
Income before income taxes                                 4.7         5.4
Income tax expense                                         1.7         2.1
                                                      -----------  ----------
Net income                                                 2.9%        3.4%
                                                      ===========  ==========

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS
ENDED MARCH 31, 1997

Revenue increased $17.2 million (27.5%), to $79.8 million in the 1998 period from $62.6 million in the 1997 period. The revenue increase was primarily generated by a 22.7% increase in weighted average tractors, to 2,125 during the 1998 period from 1,732 during the 1997 period, as the Company expanded internally to meet demand from new customers and higher volume from existing customers, as well as externally through the acquisitions of Trans-Roads, Inc. and Bud Meyer Truck Lines, Inc. during August and October of 1997, respectively. The Company's average revenue per loaded mile increased to approximately $1.15 during the 1998 period from $1.11 during the 1997 period. The increase was attributable to per-mile rate increases negotiated by the Company as well as higher revenue per loaded mile at Bud Meyer Truck Lines. The increase in average revenue per loaded mile more than offset an increase in empty miles percentage. Revenue per total mile increased to $1.08 in the 1998 period from $1.05 in the 1997 period ($1.04 without fuel surcharge).

Salaries, wages, and related expenses increased $7.6 million (27.3%), to $35.2 million in the 1998 period from $27.7 million in the 1997 period. As a percentage of revenue, salaries, wages and related expenses remained essentially constant at 44.1% of revenue in the 1998 period and 44.2% in the 1997 period. Driver wages as a percentage of revenue decreased to 31.5% in the 1998 period from 32.5% in the 1997 period as the use of owner-operators more than offset a pay increase that went into effect in May 1997. The Company also experienced a decrease in non-driving employee payroll expense to 3.2% in the 1998 period from 5.5% in the 1997 period as the Company reduced the number of non-driving employees per tractor, and continued to benefit from a reduction in worker's compensation premiums, which were negotiated in August 1997 with a fixed rate for a three-year period.

Fuel, oil, and road expenses increased $362,000 (2.3%), to $15.9 million in the 1998 period from $15.6 million in the 1997 period. As a percentage of revenue, fuel, oil and road expenses decreased to 20.0% of revenue in the 1998 period from 24.9% in the 1997 period primarily as a result of improved fuel prices during the 1998 period. Fuel surcharges were not in effect during the 1998 period and amounted to nearly $.01 per mile during the 1997 period.

Revenue equipment rentals and purchased transportation increased $4.6 million, to $5.0 million in the 1998 period from $427,000 in the 1997 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 6.3% in the 1998 period from 0.7% in the 1997 period. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rents and purchased transportation when owner-operators are utilized. The Company also entered into operating leases of 241 tractors during 1997.

Repairs increased $657,000 (51.9%), to $1.9 million in the 1998 period from $1.3 million in the 1997 period. As a percentage of revenue, repairs increased to 2.4% in the 1998 period from 2.0% in the 1997 period, primarily as a result of an increase in the number of tractors and trailers damaged in accidents experienced by the Company.

Operating taxes and licenses increased approximately $783,000 (51.1%), to $2.3 million in the 1998 period from $1.5 million in the 1997 period. As a percent of revenue, operating taxes and licenses increased to 2.9% in the 1998 period from 2.5% in the 1997 period. The expense as a percent of revenue was elevated by an unusual concentration of permits that normally would be received over two quarters.

Insurance increased $638,000 (35.7%), to $2.4 million in the 1998 period from $1.8 million in the 1997 period. As a percentage of revenue, insurance increased to 3.0% of revenue in the 1998 period from 2.8% in the 1997 period as an increase in accident claims and higher deductible limits ($5,000 compared with $2,500) more than offset a reduction in insurance premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $747,000 (20.2%), to $4.4 million in the 1998 period from $3.7 million in the 1997 period. As a percentage of revenue, general supplies and expenses decreased to 5.6% of revenue in the 1998 period from 5.9% in the 1997 period. The 1998 decrease is primarily related to the fixed nature of a portion of these costs, which was more effectively spread over higher revenue.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $417,000 (6.6%), to $6.8 million in the 1998 period from $6.4 million in the 1997 period. As a percentage of revenue, depreciation and amortization decreased to 8.5% of revenue in the 1998 period from 10.2% in the 1997 period as the Company utilized more owner operators, leased more revenue equipment, and realized an increase in revenue per tractor per week, which more efficiently spread this fixed cost over a larger revenue base.

Interest expense increased $94,000 (6.8%), to $1.5 million in the 1998 period from $1.4 million in the 1997 period. Interest expense decreased to 1.8% of revenue in the 1998 period from 2.2% in the 1997 period, as the Company financed more equipment under operating leases and contracted with more owner-operators during the 1998 period.

As a result of the foregoing, the Company's pretax margin improved to 5.4% in the 1998 period versus 4.7% in the 1997 period.

The Company's effective tax rate was 38.1% in the 1998 period compared with 36.9% in the 1997 period reflecting increased state income taxes in the 1998 period.

Primarily as a result of the factors described above, net income increased $837,000 (45.5%), to $2.7 million in the 1998 period (3.4% of revenue) from $1.8 million in the 1997 period (2.9% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under a line of credit, cash flows from operations, and long-term operating leases. The Company's primary sources of liquidity at March 31, 1998, were funds provided by operations and borrowings under its primary credit agreement, which had maximum available borrowing of $100 million at March 31, 1998 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs.(*)

The Company's primary sources of cash flow from operations in the 1998 period were net income increased by depreciation and amortization, deferred income taxes, and accounts payable and accrued expenses. The most significant uses of cash provided by operations were to fund prepaid expenses (primarily license plates for revenue equipment) and to finance increases in receivables and advances associated with the Company's revenue growth. Net cash provided by operating activities was $7.0 million in the 1998 period and $4.8 million in the 1997 period.(*)

Net cash used in investing activities was $19.9 million in the 1998 period and $15.0 million in the 1997 period. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. Projected capital expenditures for 1998 are also expected to be used primarily to acquire additional revenue equipment. The Company expects such capital expenditures, net of trade-ins, to be approximately $20.0 million in the remainder of 1998. Total projected capital expenditures, net of trade-ins, for 1998 are expected to be $40.0 million excluding the effect of any potential acquisitions. (*)

Net cash provided by financing activities of $17.7 million in the 1998 period was related to borrowings under the Credit Agreement. This compared with net cash provided by financing activities of $11.0 million in the 1997 period. At March 31, 1998, the Company had outstanding debt of $100.0 million, primarily consisting of approximately $70.0 million drawn under the Credit Agreement, $25.0 million in 10-year senior notes, and $5.0 million in term equipment financing. Interest rates on this debt range from 6.25% to 12.5%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $100.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $85.0 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee of 0.225% per annum is due on the daily unused portion of the Credit Agreement. The Credit Agreement is guaranteed by Covenant Transport, Inc. a Nevada corporation, Intellectual Property Co., a Nevada corporation, Bud Meyer Truck Lines, Inc., a Minnesota corporation, and Covenant Acquisition Co., a Nevada corporation.

The Credit Agreement revolves for two years and then has a four-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning on the second anniversary of the date of the Credit Agreement (or any renewal). The Company renewed the loan in December 1997 and anticipates renewing the Credit Agreement on an annual basis. Borrowings under the Credit Agreement may be based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.375% and 1% based on cash flow coverage. At March 31, 1998, the margin was 0.525%

The Credit Agreement, senior notes, and headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at March 31, 1998.

                   COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           PART II OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Items 2, 3,
4 and 5.    Not applicable

Item 6.     Exhibits and reports on Form 8-K.
            (a)   Exhibits


Exhibit
Number      Description
3.1+        Restated Articles of Incorporation.
3.2+        Amended By-Laws dated September 27, 1994.
4.1+        Restated Articles of Incorporation.
4.2+        Amended By-Laws dated September 27, 1994.
10.3++      Credit Agreement dated January 17, 1995,  among Covenant  Transport,
            Inc., a Tennessee  corporation,  ABN-AMRO Bank N.V.,  as agent,  and certain other banks filed as Exhibit 10.
10.4+       Lease dated  January 1, 1990,  between  David R. and  Jacqueline  F.
            Parker and Covenant Transport,  Inc., a Tennessee corporation,  with respect to the Chattanooga,  Tennessee headquarters filed as Exhibit
            10.5.
10.5+       Lease dated June 1, 1994,  between David R. and Jacqueline F. Parker and Covenant Transport, Inc., a Tennessee corporation,  with respect to terminal facility in Greer, South Carolina filed as Exhibit 10.6.
10.8+       Incentive Stock Plan filed as Exhibit 10.9.
10.9+       401(k) Plan filed as Exhibit 10.10.
10.12+++    Note  Purchase  Agreement  dated  October 15, 1995,  among  Covenant
            Transport, Inc., a Tennessee corporation and CIG & Co.
10.13+++    First  Amendment to Credit  Agreement  and Waiver dated  October 15,
            1995.
10.14++++   Participation   Agreement  dated  March  29,  1996,  among  Covenant
            Transport, Inc., a Tennessee corporation,  Lease Plan USA, Inc., and
            ABN-AMBO Bank,
            N.V., Atlanta Agency.
10.15++++   Second  Amendment  to Credit  Agreement  and Waiver  dated April 12,
            1996.
10.16++++   First Amendment to Note Purchase Agreement and Waiver dated April 1,
            1996.
10.17+++++  Third Amendment to Credit Agreement and Waiver dated March 31, 1997, filed as Exhibit 10.11.
10.18+++++  Waiver to Note  Purchase  Agreement  dated March 31, 1997,  filed as
            Exhibit 10.12.
10.19#      Second Amendment to Note Purchase Agreement dated December 30, 1997.
10.20#      Fourth Amendment to Credit Agreement dated December 31, 1997.
10.21#      Stock  Purchase  Agreement  made and entered  into as of October 10,
            1997, by and among Covenant  Transport,  Inc., a Nevada corporation;
            Russell  Meyer;  and  Bud  Meyer  Truck  Lines,  Inc.,  a  Minnesota
            corporation.
21#         List of subsidiaries.
27          Financial Data Schedule.

--------------

+ Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
+++ Filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
++++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
+++++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.
# Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended December 31, 1997, and incorporated herein by reference.


                                   SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVENANT TRANSPORT, INC.


Date: April 9, 1998                 /s/ Joey B. Hogan
      -------------                 -------------------------------------------
                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer