Form 10-Q
period 1998-06-30
COVENANT TRANSPORT INC
filed 1998-08-14
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004




                                    FORM 10-Q

                                   (Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                  YES     X      NO  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 1998)

           Class A Common Stock, $.01 par value: 12,554,600 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 13

                                     PART I
                              FINANCIAL INFORMATION


                                                                          PAGE
                                                                          NUMBER
Item 1.  Financial statements
         Condensed consolidated balance sheets as of December 31, 1997
              and June 30, 1998 (unaudited)                               3
         Condensed consolidated statements of operations for the three
              and six months ended June 30, 1997 and 1998 (unaudited)     4
         Condensed consolidated statements of cash flows for the six
              months ended June 30, 1997 and 1998 (unaudited)             5
         Notes to condensed consolidated financial statements (unaudited) 6
Item 2.  Management's discussion and analysis of financial condition
              and results of operations                                   8


                                     PART II
                                OTHER INFORMATION


                                                                          PAGE
                                                                          NUMBER

Item. 1.  Legal proceedings                                               13
Items 2
  and 3.  Not applicable
Items 4.  Submission of Matters to a vote of Security Holders             13
Item  5.  Not applicable
Item  6.  Exhibits and reports on Form 8-K                                13

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                       ASSETS                        December 31       June 30
                                                         1997           1998


Current assets:
  Cash and cash equivalents                         $  2,609,520  $     110,530
  Accounts receivable, net of allowance of $810,000
    in 1997 and $942,251 in 1998                      37,792,308     46,223,198
  Drivers advances and other receivables                 964,575      1,414,690
  Tire and parts inventory                             1,120,684      1,588,872
  Prepaid expenses                                     3,773,556      1,111,485
                                                   -------------  -------------

Total current assets                                  47,371,643     57,485,960

Property and equipment, at cost                      228,931,936    252,892,002
Less accumulated depreciation and amortization        67,310,934     65,621,230

Net property and equipment                           161,621,002    187,270,772
Other                                                  6,263,491      5,327,377
                                                   -------------  -------------


Total assets                                       $ 215,256,136  $ 250,084,109
                                                   =============  =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current  maturities of long-term debt            $   1,565,639  $   1,481,930
  Accounts payable                                     5,328,346      5,122,715
  Accrued expenses                                     9,073,554     11,314,004
  Accrued income taxes                                   724,815         36,769
                                                   -------------  -------------

Total current liabilities                             16,692,354     17,955,418

Long-term debt, less current  maturities              80,811,783     77,557,987
Deferred income taxes                                 22,155,000     24,120,607
                                                   -------------  -------------

Total liabilities                                    119,659,137    119,634,012

Stockholders' equity:
  Class A common  stock, $.01 par value; 11,010,250
    and 12,554,600 shares issued and outstanding
    as of December 1997 and June 30, 1998                110,103        125,546
      respectively
  Class B common stock, $.01 par value; 2,350,000
    shares issued and outstanding                         23,500         23,500
  Additional paid-in-capital                          50,634,369     78,237,510
  Retained earnings                                   44,829,027     52,063,541
                                                   -------------  -------------

 Total stockholders' equity                           95,596,999    130,450,097
                                                   -------------  -------------

Total liabilities and stockholders' equity         $ 215,256,136  $ 250,084,109
                                                   =============  =============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (unaudited)


                                                         Three months ended                Six months ended
                                                               June 30,                        June 30,
                                                         1997            1998            1997               1998
                                                         ----            ----            -----              ----
Revenue                                            $  70,059,872  $  89,010,384     $ 132,647,730    $ 168,834,010

Operating expenses:
  Salaries, wages, and related expenses               31,707,144     39,906,749        59,392,373       75,148,452
   Fuel, oil and road expenses                        14,912,295     16,334,048        30,471,920       32,256,016
  Revenue equipment rentals and purchased
      transportation                                   1,105,296      5,429,421         1,532,684       10,431,303
  Repairs                                              1,304,095      1,808,598         2,571,528        3,643,364
  Operating taxes and licenses                         1,814,210      2,061,861         3,347,722        4,378,819
  Insurance                                            1,904,821      2,304,017         3,690,729        4,818,080
  General supplies and expenses                        3,861,624      5,002,419         7,552,614        9,440,491
  Depreciation and amortization, including gain on
    disposition of equipment                           6,332,759      7,262,487        12,688,787       14,035,438
                                                   -------------  -------------     -------------    -------------

    Total operating expenses                          62,942,244     80,109,600       121,248,357      154,151,963
                                                   -------------  -------------     -------------    -------------

    Operating income                                   7,117,628      8,900,784        11,399,373       14,682,047
Interest expense                                       1,477,113      1,542,378         2,844,600        3,003,537
                                                   -------------  -------------     -------------    -------------

Income before income taxes                             5,640,515      7,358,402         8,554,773       11,678,510
 Income tax expense                                    2,088,000      2,798,600         3,164,000        4,444,000
                                                   -------------  -------------     -------------    -------------

Net income                                         $  3,552,515   $   4,559,802     $   5,390,773    $   7,234,510
                                                   =============  =============     =============    =============


Earnings per share:
Basic and diluted earnings per share               $        0.27  $        0.32     $        0.40    $        0.52
                                                   =============  =============     =============    =============

Weighted average common shares outstanding                13,350         14,392            13,350           13,877
                                                   =============  =============     =============    =============

Adjusted weighted average common shares and
 assumed conversions outstanding                          13,350         14,413            13,350           13,901
                                                   =============  =============     =============    =============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (unaudited)


                                                         1997         1998

Cash flows from operating activities:
Net income                                         $  5,390,773   $   7,234,510
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on receivables                  193,195        180,000
    Depreciation and amortization                     12,809,956     15,667,923
    Deferred income taxes                              3,284,000      1,965,532
    Gain on disposition of property and equipment       (121,169)    (1,632,485)
    Changes in operating assets and liabilities:
      Receivables and advances                        (4,588,491)    (8,484,911)
      Prepaid expenses                                  (645,445)    (3,264,114)
      Tire and parts inventory                          (111,115)      (468,188)
      Accounts payable and accrued expenses            5,012,986      1,346,854
                                                   -------------  -------------

Net cash flow provided by operating activities        21,224,690     12,545,121

Cash flows from investing activities:
  Acquisition of property and equipment              (32,130,066)   (57,231,541)
  Proceeds from disposition of property and equipment  5,803,350     17,906,352

Net cash flow used in investing activities           (26,326,716)  ( 39,325,189)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt            14,000,000     38,000,000
  Repayments of long-term debt                       (12,000,000)   (41,337,507)
    Exercise of stock options                                 --         67,424
  Proceeds from equity offering                               --     27,551,160
                                                   -------------  -------------

Net cash flow provided by financing activities         2,000,000     24,281,077
                                                   -------------  -------------


Net change in cash and cash equivalents               (3,102,026)    (2,498,991)

Cash and cash equivalents at beginning of period       3,491,543      2,609,520
Cash and cash equivalents at end of period         $     389,517  $     110,530
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

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statement of Operations:



                                                         Three months ended                Six months ended
                                                               June 30                         June 30
                                                         1997            1998            1997               1998
                                                         ----            ----            ----               ----

Numerator:
  Net Income                                       $   3,552,515  $   4,559,802     $   5,390,773    $   7,234,510
Denominator:
  Denominator for basic earnings per
    share -- weighted-average shares                  13,350,000     14,392,000        13,350,000       13,877,000
  Effect of dilutive securities:
    Employee stock options                                    --         21,040                --           23,940
                                                   -------------  -------------     -------------    -------------

  Denominator for diluted earnings
    per share -- adjusted weighted-
    average shares and assumed
    conversions                                       13,350,000     14,413,040        13,350,000       13,900,940
                                                   =============  =============     =============    =============

Basic earnings per share:                          $        0.27  $        0.32     $        0.40    $        0.52
                                                   =============  =============     =============    =============

Diluted earnings per share:                        $        0.27  $        0.32     $        0.40    $        0.52
                                                   =============  =============     =============    =============


Note 3.     Audit

      The Internal Revenue Service is currently auditing the Company's tax return for 1995. No assessment of additional amounts owed by the Company has been made by the Internal Revenue Service to date. Based upon discussions with the Company's tax advisors, management does not anticipate any material liability resulting from the audit.

Note 4.     Income Taxes

      Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, which were approximately 1% higher in the quarter ended June 30, 1998 as compared with the quarter ended June 30, 1997.




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

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company's revenue grew 27.3%, to $168.8 million in the six months ended June 30, 1998, compared with $132.6 million during the same period of 1997. The Company was able to increase the revenue per tractor to over $3,000 per tractor per week, which had a positive effect on fixed expenses as a percentage of revenue. The Company's pretax margin expanded to 6.9% of revenue from 6.4% of revenue, reflecting improved revenue per tractor and lower costs of operation (particularly fuel) as a percentage of revenue. Although the Company's pretax margin expanded, there were significant fluctuations among expense categories, primarily as a result of two factors: (i) the growing percentage of the Company's tractor fleet being obtained through owner-operators, and (ii) the use of operating leases to finance a substantial portion of the revenue equipment added during the second half of 1997. Costs associated with revenue equipment acquired under operating leases or through agreements with owner-operators are expensed as "revenue equipment rentals and purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, for owner-operator tractors, driver compensation, fuel, communications, and certain other expenses are borne by the owner-operator and are not incurred by the Company. Obtaining equipment from owner-operators and under operating leases effectively shifts expenses from interest to "above the line" operating expenses. Because of fluctuations that may occur from time-to-time in the percentage of the Company's fleet that is owned versus obtained from owner-operators and under operating leases, management intends to evaluate the Company's efficiency using pretax margin and net margin rather than operating ratio.(*)

The following table sets forth the percentage relationship of certain items to revenue for the three and six months ended June 30, 1997 and 1998:


                                                         Three months ended                Six months ended
                                                               June 30,                        June 30,
                                                         1997        1998                1997        1998
                                                         ----        ----                ----        ----

Revenue                                                 100.0%      100.0%              100.0%      100.0%
Operating expenses:
  Salaries, wages, and related expenses                  45.2        44.8                44.8        44.5
  Fuel, oil, and road expenses                           21.3        18.4                23.0        19.1
  Revenue equipment rentals and purchased                 1.6         6.1                 1.1         6.2
     transportation
  Repairs                                                 1.9         2.0                 1.9         2.2
Oerating taxes and licenses                               2.6         2.3                 2.5         2.6
  Insurance                                               2.7         2.6                 2.8         2.8
  General supplies and expenses                           5.5         5.6                 5.7         5.6
  Depreciation and amortization, including gain on
     disposition of equipment                             9.0         8.2                 9.6         8.3
                                                         ----        ----                ----        ----

    Total operating expenses                             89.8        90.0                91.4        91.3
                                                         ----        ----                ----        ----

    Operating income                                     10.2        10.0                 8.6         8.7
Interest expense                                          2.1         1.7                 2.1         1.8
                                                         ----        ----                ----        ----

Income before income taxes                                8.1         8.3                 6.5         6.9
Income tax expense                                        3.0         3.2                 2.4         2.6
                                                         ----        ----                ----        ----

Net income                                                5.1%        5.1%                4.1%        4.3%
                                                         =====       =====               =====       =====



                                                                    Page 8 of 14

         COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS
                               ENDED JUNE 30, 1997

Revenue increased $18.9 million (27.0%), to $89.0 million in the 1998 period from $70.1 million in the 1997 period. The revenue increase was primarily generated by a 28.9% increase in weighted average tractors, to 2,268 during the 1998 period from 1,759 during the 1997 period, as the Company expanded internally to meet demand from new customers and higher volume from existing customers, as well as externally through the acquisitions of Trans-Roads, Inc. and Bud Meyer Truck Lines, Inc. during August and October of 1997, respectively. The Company's average revenue per loaded mile increased to approximately $1.17 during the 1998 period from $1.13 during the 1997 period. The increase was attributable to per-mile rate increases negotiated by the Company as well as higher revenue per loaded mile at Bud Meyer Truck Lines. The increase in average revenue per loaded mile more than offset an increase in empty miles percentage. Revenue per total mile increased to $1.10 in the 1998 period from $1.07 in the 1997 period ($1.06 without fuel surcharge).

Salaries, wages, and related expenses increased $8.2 million (25.9%), to $39.9 million in the 1998 period from $31.7 million in the 1997 period. As a percentage of revenue, salaries, wages and related expenses decreased to 44.8% of revenue in the 1998 period from 45.2% in the 1997 period. Driver wages as a percentage of revenue decreased to 32.9% in the 1998 period from 33.3% in the 1997 period as the use of owner-operators more than offset a $ .025 per mile pay increase that went into effect in April 1998. Non-driving employee payroll expense remained essentially constant at 5.3% in the 1998 period and 5.2% in the 1997 period.

Fuel, oil, and road expenses increased $1.4 million (9.5%), to $16.3 million in the 1998 period from $14.9 million in the 1997 period. As a percentage of revenue, fuel, oil and road expenses decreased to 18.4% of revenue in the 1998 period from 21.3% in the 1997 period primarily as a result of improved fuel prices during the 1998 period. Fuel surcharges were not in effect during the 1998 period and amounted to nearly $.01 per mile during the 1997 period.

Revenue equipment rentals and purchased transportation increased $4.3 million(391.2%), to $5.4 million in the 1998 period from $1.1 million in the 1997 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 6.1% in the 1998 period from 1.6% in the 1997 period. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into operating leases of 241 tractors during 1997.

Repairs increased approximately $500,000 (38.7%), to $1.8 million in the 1998 period from $1.3 million in the 1997 period. As a percentage of revenue, repairs remained essentially constant at 2.0% in the 1998 period and 1.9% in the 1997 period.

Operating taxes and licenses increased approximately $248,000 (13.7%), to $2.1 million in the 1998 period from $1.8 million in the 1997 period. As a percent of revenue, operating taxes and licenses decreased to 2.3% in the 1998 period from 2.6% in the 1997 period. The expense as a percent of revenue is the result of an evening out from unusually high expenses in the first quarter of 1998. For the past three years, operating taxes and licenses have historically averaged 2.6%.

Insurance increased approximately $399,000 (21.0%), to $2.3 million in the 1998 period from $1.9 million in the 1997 period. As a percentage of revenue, insurance remained essentially constant at 2.6% of revenue in the 1998 period and 2.7% in the 1997 period as the reduction in insurance premiums per million dollars of revenue was partially offset by an increase in accident claims and higher deductible limits ($5,000 compared with $2,500) .

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, facilities expenses and integration costs pertaining to Bud Meyer Truck Lines, increased $1,141,000 (29.5%), to $5.0 million in the 1998 period from $3.9 million in the 1997 period. As a percentage of revenue, general supplies and expenses essentially remained the same at 5.6% of revenue in the 1998 period and 5.5% for the same period in 1997.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased approximately $930,000 (14.7%), to $7.3 million in the 1998 period from $6.3 million in the 1997 period. As a percentage of revenue, depreciation and amortization decreased to 8.2% of revenue in the 1998 period from 9.0% in the 1997 period as the Company obtained a greater percentage of its fleet through owner operators and leased revenue equipment.

Interest expense increased approximately $65,000 (4.4%), to $1.5 million in the 1998 period from $1.5 million in the 1997 period. Interest expense decreased to 1.7% of revenue in the 1998 period from 2.1% in the 1997 period, as the Company contracted with more owner-operators during the 1998 period and benefited from having more leased equipment. Additionally, the Company reduced interest expense due to the repayment of indebtedness with the proceeds from the sale of stock during the second quarter.
                                                                    Page 9 of 14

As a result of the foregoing,the Company's pretax margin improved to 8.3% in the the 1998 period versus 8.1% in the 1997 period.

The Company's effective tax rate was 38.0% in the 1998 period compared with37.0% in the 1997 period reflecting increased state income taxes in the 1998 period.

Primarily as a result of the factors described above, net income increased approximately $1,007,000 (28.4%), to $4.6 million in the 1998 period (5.1% of revenue) from $3.6 million in the 1997 period (5.1% of revenue).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

Revenue increased $36.2 million (27.3%), to $168.8 million in the 1998 period from $132.6 million in the 1997 period. The revenue increase was primarily generated by a 25.9% increase in weighted average tractors to 2,197 during the 1998 period from 1,745 during the 1997 period, as the Company expanded internally to meet demand from new customers and higher volume from existing customers, as well as externally through the acquisitions of Trans-Roads, Inc. and Bud Meyer Truck Lines, Inc. during August and October of 1997, respectively. The Company's average revenue per loaded mile increased to approximately $1.16 during the 1998 period from $1.12 during the 1997 period. The increase was attributable to per-mile rate increases negotiated by the Company as well as higher revenue per loaded mile at Bud Meyer Truck Lines. The increase in average revenue per loaded mile more than offset an increase in empty miles percentage. Revenue per total mile increased to $1.09 in the 1998 period from $1.06 in the 1997 period ($1.05 without fuel surcharge).

Salaries, wages, and related expenses increased $15.8 million (26.5%), to $75.1 million in the 1998 period from $59.4 million in the 1997 period. As a percentage of revenue, salaries, wages and related expenses decreased to 44.5% of revenue in the 1998 period from 44.8% in the 1997 period. Driver wages as a percentage of revenue decreased to 32.2% in the 1998 period from 32.9% in the 1997 period as the use of owner-operators more than offset a $ .025 per mile pay increase that went into effect in April 1998. Non-driving employee payroll expense remained essentially constant at 5.3% in the 1998 period and 5.2% in the 1997 period.

Fuel, oil, and road expenses increased $1.8 million (5.9%), to $32.3 million in the 1998 period from $30.0 million in the 1997 period. As a percentage of revenue, fuel, oil and road expenses decreased to 19.1% of revenue in the 1998 period from 22.9% in the 1997 period primarily as a result of improved fuel prices during the 1998 period. Fuel surcharges were not in effect during the 1998 period and amounted to nearly $.01 per mile during the 1997 period.

Revenue equipment rentals and purchased transportation increased $8.9 million(580.6%), to $10.4 million in the 1998 period from $1.5 million in the 1997 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 6.1% in the 1998 period from 1.2% in the 1997 period. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into operating leases of 241 tractors during 1997.

Repairs increased approximately $1.1 million (41.7%), to $3.6 million in the 1998 period from $2.6 million in the 1997 period. As a percentage of revenue, repairs increased to 2.2% in the 1998 period from 1.9% in the 1997 period. The increase was primarily as a result of repairs made to improve the condition of equipment prior to the trade of older equipment and from an increase in the number of tractors and trailers damaged in accidents experienced by the Company.

Operating taxes and licenses increased approximately $1.0 million (30.8%), to $4.4 million in the 1998 period from $3.3 million in the 1997 period. As a percent of revenue, operating taxes and licenses essentially remained constant at 2.6% in the 1998 period and 2.5% in the 1997 period.

Insurance increased approximately $1.1 million (30.5%), to $4.8 million in the 1998 period from $3.7 million in the 1997 period. As a percentage of revenue, insurance remained essentially constant at 2.9% of revenue in the 1998 period and 2.8% in the 1997 period as the reduction in insurance premiums per million dollars of revenue was partially offset by an increase in accident claims and higher deductible limits ($5,000 compared with $2,500) .

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, facilities expenses and integration costs pertaining to Bud Meyer Truck Lines, increased $1.9 million (24.9%), to $9.4 million in the 1998 period from $7.6 million in the 1997 period. As a percentage of revenue, general supplies and expenses essentially remained the same at 5.6% of revenue in the 1998 period and 5.7% for the same period in 1997.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased approximately $1.3 million (10.6%), to $14.0 million in the 1998 period from $12.7 million in the 1997 period. As a percentage of revenue, depreciation and amortization decreased to 8.3% of revenue in the 1998 period from 9.6% in the 1997 period as the Company obtained a greater percentage of its fleet through owner operators and leased revenue equipment.

Interest expense increased approximately $159,000 (5.6%), to $3.0 million in the 1998 period from $2.8 million in the 1997 period. Interest expense decreased to 1.8% of revenue in the 1998 period from 2.1% in the 1997 period, as the Company contracted with a greater percentage of owner-operators during the 1998 period and benefited from having leased equipment. Additionally, the Company reduced interest expense due to the repayment of indebtedness with the proceeds from the sale of stock during the second quarter.

As a result of the foregoing, the Company's pretax margin improved to 6.9% in the 1998 period versus 6.4% in the 1997 period.

The Company's effective tax rate was 38.0% in the 1998 period compared with 37.0% in the 1997 period reflecting increased state income taxes in the 1998 period.

Primarily as a result of the factors described above, net income increased approximately $1.8 million (34.2%), to $7.2 million in the 1998 period (4.3% of revenue) from $5.4 million in the 1997 period (4.1% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment with borrowings under a line of credit, cash flows from operations, long-term operating leases, and a small portion with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at June 30, 1998, were funds provided by operations, borrowings under its primary credit agreement, which had maximum available borrowing of $100 million at June 30, 1998 (the "Credit Agreement")and the proceeds from a stock offering, which closed May 1998. The Company believes its sources of liquidity are adequate to meet its current and projected needs.(*)

The Company's primary sources of cash flow from operations in the 1998 period were net income increased by depreciation and amortization, deferred income taxes, and accounts payable and accrued expenses. The most significant uses of cash provided by operations were to fund prepaid expenses (primarily license plates for revenue equipment) and to finance increases in receivables and advances associated with the Company's revenue growth. Net cash provided by operating activities was $12.5 million in the 1998 period and $21.2 million in the 1997 period, resulting from (1) an increase in receivables associated with a billing delay caused by the Company's imaging system that has been corrected,
(2) more current payment of taxes, and (3) reduction of other accounts payable.

Net cash used in investing activities was $39.3 million in the 1998 period and $26.3 million in the 1997 period. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. Projected capital expenditures for 1998 are also expected to be used primarily to acquire additional revenue equipment. The Company expects such capital expenditures, net of trade-ins, to be approximately $20.0 million in the remainder of 1998. Total projected capital expenditures, net of trade-ins, for 1998 are expected to be $60.0 million excluding the effect of any potential acquisitions.(*)

     The Company sold 1,540,000 shares and certain stockholders of the Company sold 960,000 shares effective April 30, 1998. The company received net proceeds of $27.6 million in connection with the offering. The proceeds were used to reduce the Company's indebtedness under the revolving line of credit. The indebtedness was incurred primarily to acquire revenue equipment. The Company did not receive any proceeds from the sale of shares of Class A Common Stock by the selling stockholders.
Net cash provided by financing activities of $24.3 million in the 1998 period was related primarily to proceeds from the sale of Company shares as well as to borrowings under the Credit Agreement. This compared with net cash provided by financing activities of $2.0 million in the 1997 period. At June 30, 1998, the Company had outstanding debt of $79.0 million, primarily consisting of approximately $49.5 million drawn under the Credit Agreement, $25.0 million in 10-year senior notes, and $4.5 million in term equipment financing. Interest rates on this debt range from 6.16% to 10.8%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $100.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $100.0 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee of 0.125% per annum is due on the daily unused portion of the Credit Agreement. The Company and all subsidiaries are parties to the Crdeit Agreement and related documents.

The Credit Agreement revolves for two years and then has a four-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning on the second anniversary of the date of the Credit Agreement (or any renewal). The Company renewed the loan in December 1997 and anticipates renewing the Credit Agreement on an annual basis. Borrowings under the Credit Agreement may be based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.375% and 0.75% based on cash flow coverage. At June 30, 1998, the margin was 0.425%

The Credit Agreement, senior notes, and headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at June 30, 1998.

YEAR 2000

The Company has completed a comprehensive review of its Year 2000 issues and its internal systems (information technology ("IT") and non-IT). The majority of the Company's application software programs are purchased from and maintained by vendors. Therefore, the Company is working with these software vendors to verify these applications become Year 2000 compliant.

The Company presently believes that with modifications and updates to existing software, the cost of which is not expected to be material, the Year 2000 problem will not pose significant operational problems for the Company's internal systems.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Items 2 and 3. Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 12, 1998 for the purpose of (a)ratification of the selection of Coopers & Lybrand L.L.P. as independent certified public accountants for the Company and (b) electing seven directors for one-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

               The voting tabulation on the selection of accountants was 12,632,603 shares "FOR", 816 Shares "AGAINST", and 1,530 shares "ABSTAIN". The voting tabulation on the election of directors was as follows:
                                      Shares          Shares         Shares
                                      Voted           Voted          Voted
                                      "FOR"         "AGAINST"      "ABSTAIN"

             David R. Parker          12,611,334        0            23,615
             Michael W. Miller        12,611,334        0            23,615
             R. H. Lovin, Jr.         12,611,334        0            23,615
             Mark A. Scudder          12,610,934        0            24,015
             William T. Alt           12,610,834        0            24,115
             Hugh O. Maclellan, Jr.   12,611,334        0            23,615
             Robert E. Bosworth       12,610,934        0            24,015

Item 5.     Not applicable

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


                                    COVENANT TRANSPORT, INC.


Date: August 14, 1998               /s/ Joey B. Hogan
                                    -----------------

                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer