Form 10-Q/A
period 1998-06-30
COVENANT TRANSPORT INC
filed 1998-08-31
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004




                                   FORM 10-Q/A

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

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                       ASSETS                        December 31       June 30
                                                         1997           1998


Current assets:
  Cash and cash equivalents                         $  2,609,520  $     110,530
  Accounts receivable, net of allowance of $810,000
    in 1997 and $942,251 in 1998                      37,792,308     46,223,198
  Drivers advances and other receivables                 964,575      1,414,690
  Tire and parts inventory                             1,120,684      1,588,872
  Prepaid expenses                                     3,773,556      7,037,185
  Deferred income taxes                                1,111,000      1,111,485
                                                   -------------  -------------

Total current assets                                  47,371,643     57,485,960

Property and equipment, at cost                      228,931,936    252,892,002
Less accumulated depreciation and amortization        67,310,934     65,621,230
                                                   -------------  -------------

Net property and equipment                           161,621,002    187,270,772
Other                                                  6,263,491      5,327,377
                                                   -------------  -------------


Total assets                                       $ 215,256,136  $ 250,084,109
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

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (unaudited)


                                                         1997         1998

Cash flows from operating activities:
Net income                                         $  5,390,773   $   7,234,510
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on receivables                  193,195        180,000
    Depreciation and amortization                     12,809,956     15,667,923
    Deferred income taxes                              3,284,000      1,965,532
    Gain on disposition of property and equipment       (121,169)    (1,632,485)
    Changes in operating assets and liabilities:
      Receivables and advances                        (4,588,491)    (8,484,911)
      Prepaid expenses                                  (645,445)    (3,264,114)
      Tire and parts inventory                          (111,115)      (468,188)
      Accounts payable and accrued expenses            5,012,986      1,346,854
                                                   -------------  -------------

Net cash flow provided by operating activities        21,224,690     12,545,121

Cash flows from investing activities:
  Acquisition of property and equipment              (32,130,066)   (57,231,541)
  Proceeds from disposition of property and equipment  5,803,350     17,906,352
                                                   -------------  -------------

Net cash flow used in investing activities           (26,326,716)  ( 39,325,189)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt            14,000,000     38,000,000
  Repayments of long-term debt                       (12,000,000)   (41,337,507)
  Exercise of stock options                                   --         67,424
  Proceeds from equity offering                               --     27,551,160
                                                   -------------  -------------

Net cash flow provided by financing activities         2,000,000     24,281,077
                                                   -------------  -------------


Net change in cash and cash equivalents               (3,102,026)    (2,498,991)

Cash and cash equivalents at beginning of period       3,491,543      2,609,520
Cash and cash equivalents at end of period         $     389,517  $     110,530
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

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company's revenue grew 27.3%, to $168.8 million in the six months ended June 30, 1998, compared with $132.6 million during the same period of 1997. The Company was able to increase the revenue per tractor to over $3,000 per tractor per week, which had a positive effect on fixed expenses as a percentage of revenue. The Company's pretax margin expanded to 6.9% of revenue from 6.4% of revenue, reflecting improved revenue per tractor and lower costs of operation (particularly fuel) as a percentage of revenue. Although the Company's pretax margin expanded, there were significant fluctuations among expense categories, primarily as a result of two factors: (i) the growing percentage of the Company's tractor fleet being obtained through owner-operators; and (ii) the use of operating leases to finance a substantial portion of the revenue equipment added during the second half of 1997. Costs associated with revenue equipment acquired under operating leases or through agreements with owner-operators are expensed as "revenue equipment rentals and purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, for owner-operator tractors, driver compensation, fuel, communications, and certain other expenses are borne by the owner-operator and are not incurred by the Company. Obtaining equipment from owner-operators and under operating leases effectively shifts expenses from interest to "above the line" operating expenses. Because of fluctuations that may occur from time-to-time in the percentage of the Company's fleet that is owned versus obtained from owner-operators and under operating leases, management intends to evaluate the Company's efficiency using pretax margin and net margin rather than operating ratio.(*)

The following table sets forth the percentage relationship of certain items to revenue for the three and six months ended June 30, 1997 and 1998:


                                                         Three months ended                Six months ended
                                                               June 30,                        June 30,
                                                         1997        1998                1997        1998
                                                         ----        ----                ----        ----

Revenue                                                 100.0%      100.0%              100.0%      100.0%
Operating expenses:
  Salaries, wages, and related expenses                  45.2        44.8                44.8        44.5
  Fuel, oil, and road expenses                           21.3        18.4                23.0        19.1
  Revenue equipment rentals and purchased
     transportation                                       1.6         6.1                 1.1         6.2
  Repairs                                                 1.9         2.0                 1.9         2.2
  Operating taxes and licenses                            2.6         2.3                 2.5         2.6
  Insurance                                               2.7         2.6                 2.8         2.8
  General supplies and expenses                           5.5         5.6                 5.7         5.6
  Depreciation and amortization, including gain on
     disposition of equipment                             9.0         8.2                 9.6         8.3
                                                         ----        ----                ----        ----

    Total operating expenses                             89.8        90.0                91.4        91.3
                                                         ----        ----                ----        ----

    Operating income                                     10.2        10.0                 8.6         8.7
Interest expense                                          2.1         1.7                 2.1         1.8
                                                         ----        ----                ----        ----

Income before income taxes                                8.1         8.3                 6.5         6.9
Income tax expense                                        3.0         3.2                 2.4         2.6
                                                         ----        ----                ----        ----

Net income                                                5.1%        5.1%                4.1%        4.3%
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

EXPLANATORY NOTE

This amendment to Form 10-Q for the quarterly period ended June 30, 1998, is being filed to include the deferred income tax line in the Consolidated Balance Sheets that was inadvertently left out of the orginal Form 10-Q. This Form 10-Q/A is filed solely to correct that error.

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


                                    COVENANT TRANSPORT, INC.


Date: August 28, 1998               /s/ Joey B. Hogan
                                    -----------------

                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer