Form 10-Q
period 1998-09-30
COVENANT TRANSPORT INC
filed 1998-11-13
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004





                                    FORM 10-Q

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                       YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 1998)

        Class A Common Stock, $.01 par value: 12,558,800 shares
        Class B Common Stock, $.01 par value:   2,350,000 shares

Exhibit Index is on Page 13

                                     PART I
                              FINANCIAL INFORMATION



                                                                         PAGE
                                                                         NUMBER
Item 1. Financial statements

  Condensed consolidated balance sheets as of December 31, 1997
      and September 30, 1998 (unaudited)                                3

  Condensed consolidated statements of operations for the three
      and nine months ended September 30, 1997 and 1998 (unaudited)     4

  Condensed consolidated statements of cash flows for the nine
      months ended September 30, 1997 and 1998 (unaudited)              5

  Notes to condensed consolidated financial statements (unaudited)      6

Item 2. Management's discussion and analysis of financial condition
             and results of operations                                  8


                                     PART II
                                OTHER INFORMATION


                                                                         PAGE
                                                                         NUMBER

Item 1.  Legal proceedings                                              13

Items 2, 3, 4, and 5.  Not applicable                                   13

Item 6. Exhibits and reports on Form 8-K                                13



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands except per share data and unaudited)

                                                       December 31,    September 30,
                                                           1997              1998
                                                       -------------      -----------
          ASSETS

Current assets:
  Cash and cash equivalents                             $     2,610        $     450
  Accounts receivable, net of allowance of $810
     in 1997 and $1,065 in 1998                              37,792           47,129
  Drivers advances and other receivables                        965            1,088
  Tire and parts inventory                                    1,121            1,597
  Prepaid expenses                                            3,773            7,691
  Deferred income taxes                                       1,111            1,112
                                                       ------------       ----------
Total current assets                                         47,372           59,067


Property and equipment, at cost                             228,932          257,144
Less accumulated depreciation and amortization               67,311           72,219
                                                       ------------       ----------
Net property and equipment                                  161,621          184,925

Other                                                         6,263            5,067
                                                       ------------       ----------
Total assets                                            $   215,256          249,059
                                                       =============      ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                  $     1,566            1,461
  Accounts payable                                            5,328            7,003
  Accrued expenses                                            9,074           12,831
  Accrued income taxes                                          724            2,060
                                                       ------------       ----------

Total current liabilities                                    16,692           23,355

Long-term debt, less current maturities                      80,812           65,686
Deferred income taxes                                        22,155           24,121
                                                       ------------       ----------
Total liabilities                                           119,659          113,162

Stockholders' equity:
  Class A common stock, $.01 par value; 11,010,250
    and 12,558,800 shares issued and outstanding as of
    December 31, 1997 and September 30, 1998 respectively       110              126

  Class B common stock, $.01 par value; 2,350,000
       shares issued and outstanding                             24               24
  Additional paid-in-capital                                 50,634           78,238
  Retained earnings                                          44,829           57,509
                                                       ------------       ----------

 Total stockholders' equity                                  95,597          135,897
                                                       ------------       ----------

Total liabilities and stockholders' equity              $   215,256        $ 249,059
                                                       ============       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
               (in thousands except per share data and unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                  1997        1998        1997        1998
                                                  ----        ----        ----        ----

Revenue                                          $ 75,308    $ 95,566    $ 207,956   $ 264,400

Operating expenses:
  Salaries, wages, and related expenses            33,836      42,534       93,228     117,683
  Fuel, oil and road expenses                      15,405      16,869       45,877      49,125

  Revenue equipment rentals and purchased
    transportation                                  1,802       6,250        3,335      16,682
  Repairs                                           1,615       2,222        4,186       5,866
  Operating taxes and licenses                      1,854       2,427        5,202       6,805
  Insurance                                         2,109       2,530        5,800       7,348
  General supplies and expenses                     3,992       4,540       11,545      13,980
  Depreciation and amortization, including
    gain on disposition of equipment                6,807       7,901       19,496      21,937
                                                    -----       -----       ------      ------

    Total operating expenses                       67,420      85,273      188,669     239,426
                                                   ------      ------      -------     -------

    Operating income                                7,888      10,293       19,287      24,974
Interest expense                                    1,384       1,383        4,228       4,387
                                                    -----       -----        -----       -----

Income before income taxes                          6,504       8,910       15,059      20,587
Income tax expense                                  2,406       3,463        5,570       7,907
                                                    -----       -----        -----       -----

Net income                                        $ 4,098     $ 5,447     $  9,489    $ 12,680
                                                  =======     =======     ========    ========


Earnings per share:
Basic and diluted earnings per share              $  0.31     $  0.37     $   0.71    $   0.89

Weighted average common shares                     13,359      14,909       13,359      14,220

  Outstanding
Adjusted weighted average common shares
  and assumed conversions outstanding              13,359      14,909       13,359      14,231





The accompanying notes are an integral part of these condensed consolidated financial statements.



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                          (in thousands and unaudited)


                                                             1997             1998
                                                           --------         --------


Cash flows from operating activities:
Net income                                               $    9,489       $   12,680

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on Receivables                         293              298
    Depreciation and amortization                            19,654           23,646
    Deferred income taxes                                     4,506            1,966
     Gain on disposition of property and equipment            (158)          (1,709)
     Changes in operating assets and liabilities:
       Receivables and advances                             (2,980)          (8,869)
       Prepaid expenses                                     (1,172)          (3,918)
       Tire and parts inventory                                  28            (476)
       Accounts payable and accrued expenses                  4,825            6,769
                                                          ---------        ---------

Net cash provided by operating activities                    34,485           30,387

Cash flows from investing activities:
  Acquisition of property and equipment                    (41,282)         (64,422)
  Acquisition of intangible assets                          (2,250)            (200)
  Proceeds from disposition of property and equipment        10,125           19,686
                                                          ---------        ---------

Net cash (used in)/provided by investing activities         (33,407)         (44,936)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                   18,000           54,000
  Repayments of long-term debt                              (20,050)        (69,230)
  Issuance of common stock                                                    27,485
  Exercise of stock options                                     146              134
                                                          ---------        ---------

Net cash (used in)/provided by financing activities          (1,904)          12,389
                                                          ---------        ---------

Net decrease in cash and cash equivalents                     (826)          (2,160)

Cash and cash equivalents at beginning of period              3,492           2,610
                                                          ---------       ---------
Cash and cash equivalents at end of period               $    2,666       $     450
                                                         ==========       =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except per share data and unaudited)


Note 1. Basis of Presentation

    The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

    The unaudited financial statements have been prepared, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1997 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Basic and Diluted Earnings Per Share

    The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statement of Operations:

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                 1997        1998        1997        1998
                                                 ----        ----        ----        ----

Numerator:
  Net income                                     $  4,098    $  5,445    $   9,489   $  12,680

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares                13,359      14,909       13,359      14,220
  Effect of dilutive securities:
    Employee stock options                              -           -            -          11
                                                ---------   ---------    ---------   ---------

  Denominator for diluted earnings
    per share -- adjusted weighted -- average
    shares and assumed conversions                 13,359      14,909       13,359      14,231
                                                =========   =========    =========   =========

Basic earnings per share:                        $   0.31    $   0.37    $    0.71   $    0.89


Diluted earnings per share:                      $   0.31    $   0.37    $    0.71   $    0.89

Note 3. Audit

    The Internal Revenue Service is currently auditing the Company's tax return for 1995. No assessment of additional amounts owed by the Company has been made by the Internal Revenue Service to date. Based upon discussions with the Company's tax advisors, management does not anticipate any material liability resulting from the audit.

Note 4. Income Taxes

    Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 37% to income before income taxes primarily due to state income taxes, net of federal income tax effect, which were approximately 1.9% higher in the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997.




                           FORWARD LOOKING STATEMENTS

    This document contains forward-looking statements in paragraphs that are marked with an asterisk. Statements by the Company in press releases, public filings, and stockholder reports, as well as oral public statements by Company representatives, also may contain certain forward-looking information. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, fuel price increases, and higher interest rates; the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers; competition from trucking, rail, and intermodal competitors; and the ability to identify acceptable acquisition targets and negotiate, finance, and consummate acquisitions and integrate acquired companies. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's revenue grew 27.1%, to $264.4 million in the nine months ended September 30, 1998, compared with $208.0 million during the same period of 1997. The Company's pretax margin expanded to 7.8% of revenue from 7.3% of revenue, reflecting improved revenue per tractor and lower costs of operation (particularly fuel) as a percentage of revenue. Although the Company's pretax margin expanded, there were significant fluctuations among expense categories, primarily as a result of two factors: (i) the growing percentage of the Company's tractor fleet being obtained through owner-operators, and (ii) the use of operating leases to finance a substantial portion of the revenue equipment added during the second half of 1997 and in 1998. Costs associated with revenue equipment acquired under operating leases or through agreements with owner-operators are expensed as "revenue equipment rentals and purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation which it does with owned equipment. In addition, owner-operator tractors, driver compensation, fuel, communications, and certain other expenses are borne by the owner-operator and are not incurred by the Company. Obtaining equipment from owner-operators and under operating leases effectively shifts expenses from interest to "above the line" operating expenses. Because of fluctuations that may occur from time-to-time in the percentage of the Company's fleet that is owned versus obtained from owner-operators and under operating leases, management intends to evaluate the Company's efficiency using pretax margin and net margin rather than operating ratio.(*)

The following table sets forth the percentage relationship of certain items to revenue for the three months and nine months ended September 30, 1997 and 1998:

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                 1997        1998        1997        1998
                                                 ----        ----        ----        ----

Revenue                                            100.0%      100.0%       100.0%      100.0%
Operating expenses:
  Salaries, wages, and related expenses             44.9        44.5         44.8        44.5
  Fuel, oil, and road expenses                      20.5        17.7         22.1        18.6
  Revenue equipment rentals and purchased            2.4         6.5          1.6         6.3
    transportation
  Repairs                                            2.1         2.3          2.0         2.2
  Operating taxes and licenses                       2.5         2.5          2.5         2.6
  Insurance                                          2.8         2.6          2.8         2.8
  General supplies and expenses                      5.3         4.8          5.5         5.3
  Depreciation and amortization, including gain
    on disposition of equipment                      9.0         8.3          9.4         8.3
                                              ----------   ---------     --------    --------

    Total operating expenses                        89.5        89.2         90.7        90.6
                                              ----------   ---------     --------    --------

    Operating income                                10.5       10.8           9.3         9.4

Interest expense                                     1.9        1.5           2.0         1.7
                                              ----------   --------      --------    --------

Income before income taxes                           8.6        9.3           7.3         7.8

Income tax expense                                   3.2        3.6           2.7         3.0
                                              ----------   --------      --------    --------

Net income                                           5.4%       5.7%          4.6%        4.8%
                                               ==========  =========     =========   =========



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998
TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenue increased $20.3 million (26.9%), to $95.6 million in the 1998 period from $75.3 million in the 1997 period. The revenue increase was primarily generated by a 30.4% increase in weighted average tractors, to 2,358 during the 1998 period from 1,808 during the 1997 period, as the Company expanded internally to serve new customers and higher volume from existing customers, as well as externally through the acquisitions of Bud Meyer Truck Lines during October of 1997 and Gouge Trucking, Inc. during August of 1998. The Company's average revenue per loaded mile increased to approximately $1.19 during the 1998 period from $1.13 during the 1997 period. The increase was attributable to per-mile rate increases negotiated by the Company as well as higher revenue per loaded mile at Bud Meyer Truck Lines. The increase in average revenue per loaded mile more than offset an increase in the empty miles percentage. Revenue per total mile increased to $1.11 in the 1998 period from $1.07 in the 1997 period.

Salaries, wages, and related expenses increased $8.7 million (25.7%), to $42.5 million in the 1998 period from $33.8 million in the 1997 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 44.5% of revenue in the 1998 period from 44.9% in the 1997 period. Driver wages as a percentage of revenue decreased to 32.7% in the 1998 period from 33.7% in the 1997 period as the use of owner-operators more than offset a pay increase that went into effect in April 1998. The Company also experienced an increase in non-driving employee payroll expense to 5.5% in the 1998 period from 5.0% in the 1997 period. Although the Company is continuing to reduce the number of non-driving employees per tractor, a larger number of participants in the Company's bonus program as well as a larger accrual amount contributed to the increase. In 1997 and prior years bonus amounts had not been accrued until year end.

Fuel, oil, and road expenses increased $1.5 million (9.5%), to $16.9 million in the 1998 period from $15.4 million in the 1997 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 17.7% of revenue in the 1998 period from 20.5% in the 1997 period primarily as a result of improved fuel prices during the 1998 period, as well as the increased use of owner-operators who pay for their fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation expense category. Fuel surcharges were not in effect during the 1998 period and amounted to nearly $.005 per mile during the 1997 period.

Revenue equipment rentals and purchased transportation increased $4.4 million (246.8%), to $6.3 million in the 1998 period from $1.8 million in the 1997 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 6.5% of revenue in the 1998 period from 2.4% in the 1997 period. During 1997, the Company began using owner-operators revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into operating leases of 241 tractors during the fourth quarter of 1997 and 74 tractors during the third quarter of 1998 for a total of 390 tractor leases.

Repairs increased $607,000 (37.6%), to $2.2 million in the 1998 period from $1.6 million in the 1997 period. As a percentage of revenue, repairs increased to 2.3% of revenue in the 1998 period from 2.1% in the 1997 period, primarily as a result of an increase in the number of tractors and trailers damaged in accidents experienced by the Company and an increase in deductible limits under the Company's physical damage insurance to $5,000 compared with $2,500.

Operating taxes and licenses increased approximately $573,000 (30.9%), to $2.4 million in the 1998 period from $1.9 million in the 1997 period. As a percentage of revenue, operating taxes and licenses remained essentially constant at 2.5% in the 1998 period and in the 1997 period.

Insurance increased $421,000 (20.0%), to $2.5 million in the 1998 period from $2.1 million in the 1997 period. As a percentage of revenue, insurance decreased to 2.6% of revenue in the 1998 period from 2.8% in the 1997 period as the Company continued to reduce premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of driver recruiting, communications, and facilities expenses, increased $548,000 (13.7%), to $4.5 million in the 1998 period from $4.0 million in the 1997 period. As a percentage of revenue, general supplies and expenses decreased to 4.8% of revenue in the 1998 period from 5.3% in the 1997 period. The 1998 decrease as a percentage of revenue is related to the termination of the lease of the former headquarters, a telephone credit related to surcharges for 800 line access charges, as well as the fixed nature of a portion of these costs which was more effectively spread over higher revenue.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.1 million (16.1%), to $7.9 million in the 1998 period from $6.8 million in the 1997 period. As a percentage of revenue, depreciation and amortization decreased to 8.3% of revenue in the 1998 period from 9.0% in the 1997 period as the Company utilized more owner operators and leased more revenue equipment. In addition, greater revenue per tractor more efficiently spread this fixed expense.

Interest expense remained constant at $1.4 million in the 1998 and 1997 periods. Interest expense decreased to 1.5% of revenue in the 1998 period from 1.9% in the 1997 period, as the Company financed more equipment under operating leases and contracted with more owner-operators during the 1998 period. Additionally, the Company reduced interest expense due to the repayment of $27.5 million of indebtedness with the proceeds from the sale of stock during the second quarter.

As a result of the foregoing, the Company's pretax margin improved to 9.3% in the 1998 period versus 8.6% in the 1997 period.

The Company's effective tax rate was 38.9% in the 1998 period compared with 37.0% in the 1997 period reflecting increased state income taxes in the 1998 period.

Primarily as a result of the factors described above, net income increased $1.3 million (32.9%), to $5.4 million in the 1998 period (5.7% of revenue) from $4.1 million in the 1997 period (5.4% of revenue).


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998
TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue increased $56.4 million (27.1%), to $264.4 million in the 1998 period from $208.0 million in the 1997 period. The revenue increase was primarily generated by a 27.4% increase in weighted average tractors, to 2,252 during the 1998 period from 1,767 during the 1997 period, as the Company expanded internally to serve new customers and higher volume from existing customers, as well as externally through the acquisitions of Bud Meyer Truck Lines in October 1997 and Gouge Trucking, Inc. during August of 1998. The Company's average revenue per loaded mile increased to approximately $1.17 during the 1998 period from $1.12 during the 1997 period. The increase was attributable to per-mile rate increases negotiated by the Company as well as higher revenue per loaded mile at Bud Meyer Truck Lines. The increase in average revenue per loaded mile more than offset an increase in the empty miles percentage. Revenue per total mile increased to $1.10 in the 1998 period from $1.06 in the 1997 period.

Salaries, wages, and related expenses increased $24.5 million (26.2%), to $117.7 million in the 1998 period from $93.2 million in the 1997 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 44.5% of revenue in the 1998 period from 44.8% in the 1997 period. Driver wages as a percentage of revenue decreased to 32.4% in the 1998 period from 33.2% in the 1997 period as the use of owner-operators more than offset a pay increase that went into effect in April 1998. The Company also experienced a slight increase in non-driving employee payroll expense to 5.4% in the 1998 period from 5.2% in the 1997 period.

Fuel, oil, and road expenses increased $3.2 million (7.1%), to $49.1 million in the 1998 period from $45.9 million in the 1997 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 18.6% of revenue in the 1998 period from 22.1% in the 1997 period primarily as a result of improved fuel prices during the 1998 period, as well as the increased use of owner-operators who pay for their fuel purchases. The expense for owner-operators is reflected in revenue equipment rentals and purchased transportation expense category. Fuel surcharges were not in effect during the 1998 period and amounted to nearly $.01 per mile during the 1997 period.

Revenue equipment rentals and purchased transportation increased $13.3 million (400.2%), to $16.7 million in the 1998 period from $3.3 million in the 1997 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 6.3% of revenue in the 1998 period from 1.6% in the 1997 period. During 1997, the Company began using owner-operators, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into operating leases of 241 tractors during the fourth quarter of 1997 and 74 tractors during the third quarter of 1998 for a total of 390 tractor leases.

Repairs increased $1.7 million (40.1%), to $5.9 million in the 1998 period from $4.2 million in the 1997 period. As a percentage of revenue, repairs increased to 2.2% in the 1998 period from 2.0% of revenue in the 1997 period, primarily a result of an increase in the number of tractors and trailers damaged in accidents experienced by the Company and an increase in deductible limits under the Company's physical damage insurance to $5,000 compared with $2,500.

Operating taxes and licenses increased approximately $1.6 million (30.8%), to $6.8 million in the 1998 period from $5.2 million in the 1997 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.6% in the 1998 period and 2.5% in the 1997 period.

Insurance increased $1.5 million (26.7%), to $7.3 million in the 1998 period from $5.8 million in the 1997 period. As a percentage of revenue, insurance remained essentially constant at 2.8% of revenue in the 1998 period and in the 1997 period as an increase in accident claims and higher deductible limits ($5,000 compared with $2,500) were offset by a reduction in insurance premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of driver recruiting, communications, and facilities expenses, increased $2.4 million (21.1%), to $14.0 million in the 1998 period from $11.5 million in the 1997 period. As a percentage of revenue, general supplies and expenses decreased to 5.3% of revenue in the 1998 period from 5.5% in the 1997 period. The 1998 decrease is primarily related to the fixed nature of a portion of these costs which was more effectively spread over higher revenue.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $2.4 million (12.5%), to $21.9 million in the 1998 period from $19.5 million in the 1997 period. As a percentage of revenue, depreciation and amortization decreased to 8.3% of revenue in the 1998 period from 9.4% in the 1997 period as the Company utilized more owner operators and leased more revenue equipment. In addition, greater revenue per tractor more efficiently spread this fixed expense.

Interest expense increased $159,000 (3.8%), to $4.4 million in the 1998 period from $4.2 million in the 1997 period. Interest expense decreased to 1.7% of revenue in the 1998 period from 2.0% in the 1997 period, as the Company financed more equipment under operating leases and contracted with more owner-operators during the 1998 period. Additionally, the Company reduced interest expense due to the repayment of $27.5 million of indebtedness with the proceeds from the sale of stock during the second quarter.

As a result of the foregoing, the Company's pretax margin improved to 7.8% in the 1998 period versus 7.3% in the 1997 period.

The Company's effective tax rate was 38.4% in the 1998 period compared with 37.0% in the 1997 period reflecting increased state income taxes in the 1998 period.

Primarily as a result of the factors described above, net income increased $3.2 million (33.6%), to $12.7 million in the 1998 period (4.8% of revenue) from $9.5 million in the 1997 period (4.6% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and a small portion with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at September 30, 1998, were funds provided by operations, borrowings under its primary credit agreement, which had maximum available borrowing of $100.0 million at September 30, 1998 (the "Credit Agreement"), and the proceeds from a stock offering that closed May 1998. The Company believes its sources of liquidity are adequate to meet its current and projected needs.(*)

The Company's primary sources of cash flow from operations in the 1998 period were net income increased by depreciation and amortization, deferred income taxes, and accounts payable and accrued expenses. The most significant uses of cash provided by operations were to fund prepaid expenses (primarily license plates for revenue equipment) and to finance increases in receivables and advances associated with the Company's revenue growth. Net cash provided by operating activities was $30.4 million in the 1998 period and $34.5 million in the 1997 period. The decrease in the 1998 period resulted from higher receivables associated with a billing delay caused by the Company's imaging system (which has since been corrected) and more current payment of taxes.(*)

Net cash used in investing activities was $44.9 million in the 1998 period and $33.4 million in the 1997 period. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. Approximately $1.0 million represented the purchase price for the assets and business of Gouge Trucking, Inc. of which approximately $200,000 was allocated to goodwill and covenants-not-to-compete. The Company expects to expend an additional $18.80 million on capital expenditures during 1998, including $10.8 million for the purchase of SRT, Inc., a $23 million annual revenue truckload carrier acquired in October 1998, and approximately $8.0 million to acquire additional revenue equipment. Total projected capital expenditures, net of trade-ins, for 1998 are expected to be $53.0 million excluding the effect of any potential acquisitions.(*)

The Company sold 1,540,000 shares and certain stockholders of the Company sold 960,000 shares effective April 30, 1998. The Company received net proceeds of $27.5 million in connection with the offering. The proceeds were used to reduce the Company's indebtedness under the revolving line of credit. The indebtedness was incurred primarily to acquire revenue equipment. The Company did not receive any proceeds from the sale of shares of Class A Common Stock by the selling stockholders.

Net cash provided by financing activities of $12.4 million in the 1998 period was related primarily to proceeds from the sale of Company shares as well as to borrowings under the Credit Agreement. This compared with net cash used in financing activities of $2.0 million in the 1997 period. At September 30, 1998, the Company had outstanding debt of $67.1 million, primarily consisting of approximately $38.0 million drawn under the Credit Agreement, $25.0 million in 10-year senior notes, and $4.1 million in term equipment financing. Interest rates on this debt range from 5.8% to 10.8%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $100.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $100.0 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee of 0.125% per annum is due on the daily unused portion of the Credit Agreement. The Company and all subsidiaries are parties to the Credit Agreement and related documents.

The Credit Agreement revolves for two years and then has a four-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning on the second anniversary of the date of the Credit Agreement (or any renewal). The Company renewed the loan in December 1997 and anticipates renewing the Credit Agreement on an annual basis. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.325% and 0.75% based on cash flow coverage. At September 30, 1998, the margin was 0.425%.

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at September 30, 1998.

YEAR 2000

The Year 2000 (Y2K) issue concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications, and other date-sensitive equipment and has hired a nationally-recognized consulting firm to make an independent assessment. All known remediation efforts and testing of systems/equipment are expected to be completed by April 30, 1999. The cost of the assessment and remediation efforts for the modifications and updates to existing software is estimated to be approximately $250,000. The Company is also in the process of monitoring the progress of material third parties, including shippers and suppliers, in their efforts to become Y2K compliant and expects this project to be completed by April 30, 1999.

The Company's primary information technology systems (IT Systems) include hardware and software for billing, dispatch, electronic data interchange (EDI), fueling, payroll, telephone, vehicle maintenance, inventory, and satellite communications systems. The majority of the Company's IT Systems are purchased from and maintained by third parties. The primary IT System designed by a third party is the satellite tracking system, which tracks equipment locations, provides dispatch and routing information, and allows in-cab communications with drivers. The Company's operating system that manages payroll, billing, dispatch, vehicle maintenance, and inventory is also provided by a third party. The Company has been informed by the providers of these systems that they are Y2K compliant. Another significant IT System provided by a third party transmits payroll funds to drivers and allows drivers to purchase fuel and other items outside the Company's terminal locations. The Company has been informed by this provider that it expects to be Y2K compliant by June 1999. Although the Company believes it is Y2K compliant in its EDI applications, the Company has not completed its review of Y2K compliance of EDI applications of its shippers.

The Company has reviewed its risks associated with microprocessors embedded in facilities and equipment (Non-IT Systems). The primary Non-IT Systems includes microprocessors in tractor engines and other components, terminal facilities, satellite communications units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such equipment is relatively new and was designed to be Y2K compliant. The Company is continuing to assess its Non-IT Systems in its terminal facilities but believes that the risk of a service-interrupting failure in these systems is low.

The Company could be faced with severe consequences if Y2K issues are not identified and resolved in a timely manner by the Company and material third parties. The Company's primary risk relating to Y2K compliance is the possibility of service disruption from third-party suppliers of satellite communications, telephone, fueling, and financial services. A worst-case scenario would result in the short term inability of the Company to deliver freight for its shippers. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by June 30, 1999.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Items 2, 3, 4, and 5. Not applicable.

Item 6.   Exhibits and reports on Form 8-K.
          (a)   Exhibits
Exhibit
Number    Description
3.1+      Restated Articles of Incorporation.
3.2+      Amended By-Laws dated September 27, 1994.
4.1+      Restated Articles of Incorporation.
4.2+      Amended By-Laws dated September 27, 1994.
10.3++ Credit Agreement dated January 17, 1995, among Covenant Transport, Inc. a Tennessee corporation, ABN-AMRO Bank N.V., as agent, and certain other banks filed as Exhibit 10.
10.8+     Incentive Stock Plan filed as Exhibit 10.9.
10.9+     401(k) Plan filed as Exhibit 10.10.
10.12+++  Note Purchase  Agreement  dated  October  15,  1995,   among  Covenant
          Transport, Inc., a Tennessee corporation and CIG & Co.
10.13+++ First Amendment to Credit Agreement and Waiver dated October 15, 1995. 10.14++++ Participation Agreement dated March 29, 1996, among Covenant
          Transport, Inc., a Tennessee corporation, Lease Plan USA, Inc., and ABN-AMRO Bank, N.V., Atlanta Agency.
10.15++++ Second Amendment to Credit Agreement and Waiver dated April 12, 1996. 10.16++++ First Amendment to Note Purchase Agreement and Waiver dated April 1,
          1996.
10.17+++++Third Amendment to Credit  Agreement and Waiver dated March 31, 1997, filed as Exhibit 10.11.
10.18+++++Waiver to Note  Purchase  Agreement  dated March 31,  1997,  filed as
          Exhibit 10.12.
10.19#    Second Amendment to Note Purchase Agreement dated December 30, 1997.
10.20#    Fourth Amendment to Credit Agreement dated December 31, 1997.
10.21#    Stock Purchase Agreement made and entered into as of October 10,
          1997, by and among Covenant Transport, Inc., a Nevada corporation; Russell Meyer; and Bud Meyer Truck Lines, Inc., a Minnesota corporation.
21#       List of subsidiaries.
27        Financial Data Schedule.
+         Filed as an exhibit to the registrant's Registration Statement on
          Form S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
+++ Filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
++++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
+++++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.
#         Filed as an exhibit to the registrant's Annual Report on Form 10-K
          for the period ended December 31, 1997, and incorporated   herein  by
          reference.

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        COVENANT TRANSPORT, INC.


Date: November 13, 1998 /s/ Joey B. Hogan

                        Joey B. Hogan
                        Treasurer and Chief Financial Officer