Form 10-K
period 1998-12-31
COVENANT TRANSPORT INC
filed 1999-03-29
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K
(Mark One)
[  X  ]     ANNUAL REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the Fiscal Year Ended December 31, 1998
                                      OR
[     ]    TRANSITION   REPORT   PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
      For the transition period from                   to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $62.0 million as of March 23, 1999 (based upon the $14.125 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and their family members, and no other persons, are affiliates.

As of March 23, 1999, the registrant had 12,561,550 shares of Class A Common Stock and 2,350,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of stockholders that will be filed no later than April 30, 1999.

                              Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.


                                                    Document and Location
                                                    ---------------------
                                     Part I
                                     ------

Item 1   Business                                   Page 3 herein

Item 2   Properties                                 Page 5 herein

Item 3   Legal Proceedings                          Page 5 herein

Item 4   Submission of Matters to a Vote of
         Security Holders                           Page 6 herein

                                     Part II
                                     -------

Item 5   Market for the Registrant's Common Equity
         and Related Stockholder Matters            Page 6 herein

Item 6   Selected Financial Data                    Page 7 herein

Item 7   Management's Discussion and Analysis of
         Financial                                  Page 8 herein
            Condition and Results of Operations

Item 7A  Quantitative and Qualitative Disclosures
         About Market Risk                          Page 15 herein

Item 8
         Financial Statements and Supplementary
         Data                                       Page 16 herein

Item 9   Changes in and Disagreements with
         Accountants on                             Page 16 herein
            Accounting and Financial Disclosure

                                    Part III
                                    --------

Item 10  Directors and Executive Officers of the    Pages 2-3 of Proxy Statement
         Registrant

Item 11  Executive Compensation                     Pages 5-7 of Proxy Statement


Item 12  Security Ownership of Certain Beneficial
         Owners and                                 Page 9-10 of Proxy Statement
            Management

Item 13  Certain Relationships and Related
         Transactions                               Page 4 of Proxy Statement

                              Part IV

Item 14  Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                    Page 18 herein

------------------


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

                                    PART I

ITEM 1.           BUSINESS

General

Covenant Transport, Inc. ("Covenant," or the "Company") is a truckload carrier that offers just-in-time and other premium transportation service for customers throughout the United States. Covenant was founded by David and Jacqueline Parker in 1985 with 25 tractors and 50 trailers. In thirteen years of operating, the Company's fleet has grown to 2,608 tractors and 4,526 trailers, and in 1998 revenue grew to $370.5 million. In recent years, the Company has grown both internally and through acquisitions, although prior to 1997 most growth was internal. In 1995, Covenant acquired the assets of two small Dalton, Georgia-based truckload carriers that specialized in transporting carpet to the Pacific Northwest. In August 1997, the Company accelerated its acquisition strategy. Covenant first acquired the customer relationships of $13 million annual revenue Trans-Roads, Inc., a dry van team-driver operation based near Atlanta, Georgia. In October 1997, Covenant acquired the stock of Bud Meyer Truck Lines, Inc. ("Bud Meyer"), a $45 million annual revenue truckload carrier that focuses on providing temperature-controlled transportation service for shippers primarily in the frozen food and consumer products industries. In August 1998, the Company purchased certain assets of Gouge Trucking, Inc., a $4 million truckload carrier located in North Carolina. In October 1998, Covenant acquired all of the outstanding stock of Southern Refrigerated Transport, Inc., a $23 million annual revenue truckload carrier and Tony Smith Trucking, Inc. (Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. shall be referred to collectively as "SRT"), both located in southwest Arkansas. Also in October 1998, the Company formed a new division, Covenant Transport Logistics to support the needs of certain large customers.

The Company's corporate structure includes Covenant Transport, Inc., a Nevada holding company organized in May 1994 and its wholly owned subsidiaries:
Covenant Transport, Inc., a Tennessee corporation organized in November 1985; Covenant Leasing, Inc., a Nevada corporation; Intellectual Property Co., a Nevada corporation, Covenant Acquisition Co., a Nevada shell corporation; Bud Meyer Truck Lines, Inc., a Minnesota corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; and Tony Smith Trucking, Inc., an Arkansas corporation. Covenant Leasing, Inc. was formed in March 1997 with the purpose of leasing equipment to the operating subsidiary. Intellectual Property Co. was formed in March 1997 with the purpose of holding of the intellectual property of the Company.

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

The Company's primary customers include manufacturers, retailers, and other transportation companies. Other transportation companies primarily consist of less than truckload and air freight carriers, third-party freight consolidators, and freight forwarders who seek Covenant's expedited and just-in-time service. In 1998, other transportation companies were Covenant's two largest customers, and manufacturing was the largest industry served. No single customer accounted for 10% or more of the Company's revenue during any of the last three fiscal years.

Covenant conducts its operations from its headquarters in Chattanooga, Tennessee, the Bud Meyer headquarters in Lake City, Minnesota, and the SRT headquarters in Ashdown, Arkansas. Fleet managers plan load coverage according to customer information requirements and relay pick-up, delivery, routing, and fueling instructions to the Company's drivers. The fleet managers attempt to route most of the Company's trucks over selected operating lanes. The resulting lane density assists the Company in balancing traffic between eastbound and westbound movements, reducing empty miles, and improving the reliability of delivery schedules.

Covenant utilizes proven technology, including the Qualcomm OmnitracsTM and SensortracsTM systems, to increase operating efficiency and improve customer service and fleet management. The Omnitracs system is a satellite based tracking and communications system that permits direct communication between drivers and fleet managers. The Omnitracs system also updates the tractor's position every 30 minutes to permit shippers and the Company to locate freight and accurately estimate pick-up and delivery times. The Company uses the Sensortracs system to monitor engine idling time, speed, and performance, and other factors that affect operating efficiency. All of the Company's tractors have been equipped with the Qualcomm systems since 1995 and the Company has added Qualcomm systems, if necessary, to the tractors obtained in its acquisitions.

As an additional service to customers, the Company offers electronic data interchange ("EDI"), which allows customers and the Company to communicate electronically, permitting real-time information flow, reductions or eliminations in paperwork, and fewer clerical personnel. With EDI customers can receive updates as to cargo position, delivery times, and other information. It also allows customers to communicate electronically delivery, local distribution, and account payment instructions. Since 1997, the Company has used a document imaging system to reduce paperwork and enhance access to important information.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to Covenant's success, and the Company has made each of these factors a primary element of its strategy. Driver-friendly operations are emphasized throughout the Company. The Company has implemented automatic programs to signal when a driver is scheduled to be routed toward home, and fleet managers are assigned specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with the Company. In addition, Covenant has offered per-mile wage increases to Company drivers in 1996, 1997, and 1998 and continues to aggressively seek rate increases from customers in part to fund higher driver pay.

Covenant differentiates its primary dry van business from many shorter-haul truckload carriers by its use of driver teams. Driver teams permit the Company to provide expedited service over its long average length of haul, because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. Management believes that these teams contribute to greater equipment utilization than most carriers with predominately single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers the Company must recruit. At December 31, 1998, teams operated over 49.2% of the Company's tractors. The tractors of Bud Meyer and SRT are operated primarily by single drivers. The single driver fleets operate fewer miles per tractor and experience more empty miles but these higher expenses are being offset by higher revenue per loaded mile because of reduced employee expense and the benefits of increased density on Company lanes.

Covenant is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 1998, the Company employed 4,003 drivers and 755 nondriver personnel. Management believes that the Company has a good relationship with its personnel.

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

The Company's fleet of 2,608 tractors had an average age of 18 months at December 31, 1998, and all tractors remained covered by manufacturer's warranties. Management believes that a late model tractor fleet is important to driver recruitment and retention and contributes to operating efficiency. The Company utilizes conventional tractors equipped with large sleeper compartments.

At December 31, 1998, the Company owned 4,526 trailers. Over 83% of the Company's trailers were 53-feet long by 102-inch wide, dry vans. The Company also operated approximately 567 53-foot and approximately 186 48-foot temperature-controlled trailers. At year end the trailers had a fleetwide average age of 40 months.

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

Regulation

The Company is a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT. Management does not believe that regulation by the DOT or by the states in their remaining areas of authority has had a material effect on the Company's operations. The Company's employee and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The
DOT has rated the Company "satisfactory," which is the highest safety and fitness rating.

The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Federal Environmental Protection Agency and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's property, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. The Company does not have on-site underground fuel storage tanks at any of its locations. Management believes that its operations are in material compliance with current laws and regulations.

Fuel Availability and Cost

     The Company actively manages its fuel costs by routing the Company's drivers through fuel centers with which the Company has negotiated volume discounts. Average fuel prices were lower in 1998 than 1997, and the cost of fuel was below the level at which the Company received fuel surcharges. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates and surcharges, although short-term fluctuations are not fully recovered. At December 31, 1998, approximately 28.3% of the Company's projected 1999 purchases of fuel were subject to hedging contracts.

ITEM 2.           PROPERTIES

Covenant maintains eleven terminals located on its major traffic lanes in Chattanooga, Tennessee; Lake City, Minnesota; Oklahoma City, Oklahoma; Fremont, California; Dalton, Georgia; Pomona, California; Dallas, Texas; El Paso, Texas; Delanco, New Jersey; Indianapolis, Indiana; and Ashdown, Arkansas. The terminals provide driver recruiting centers, a base for drivers in proximity to their homes, transfer locations for trailer relays on transcontinental routes, and parking space for equipment dispatch and maintenance.

     In 1996, the Company's headquarters and main terminal was relocated to approximately 75 acres of property in Chattanooga, Tennessee. The facilities include an office building of approximately 82,000 square feet, which houses all of the Company's administrative and operations personnel, the Company's 45,000 square-foot principal maintenance facility, and a truck wash. The Company's other maintenance facilities are Oklahoma City, Dalton, Lake City, and Ashdown. The Company leased property in Chattanooga, Tennessee and in Greer, South Carolina from related parties until June 1998 when both leases were terminated without any further obligation by the Company.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1998, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company's Class A Common Stock has been traded on the National Market under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low sales price for the Company's Class A Common Stock as reported by Nasdaq from January 1, 1997 to December 31, 1998.


        Period            High        Low


Calendar Year 1997

  1st Quarter             $16.000     $11.250
  2nd Quarter             $18.125     $13.750
  3rd Quarter             $20.250     $16.250
  4th Quarter             $20.125     $14.750
Calendar Year 1998
  1st Quarter             $23.000     $14.375
  2nd Quarter             $23.313     $15.000
  3rd Quarter             $20.500      $9.188
  4th Quarter             $19.500      $9.250


As of March 26, 1999, the Company had approximately 46 stockholders of record of its Class A Common Stock. However, the Company estimates that it has approximately 2,000 stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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


ITEM 6.           SELECTED FINANCIAL AND OPERATING DATA


                    SELECTED  FINANCIAL AND OPERATING DATA
                         (In thousands except per share
                           and operating data amounts)

                                          Years Ended December 31,
                                 ----        ----        ----        ----        ----
                                 1994        1995        1996        1997        1998
                                 ----        ----        ----        ----        ----

Statement of Operations Data:
Revenue                          $131,926    $180,346    $236,267    $297,861    $370,546
Operating expenses:
  Salaries, wages, and
  related expenses                 57,675      83,747     108,818     131,522     164,589
  Fuel, oil, and road expenses     27,282      37,802      55,340      64,910      68,292
  Revenue equipment rentals and
  purchased transportation          2,785       1,230         605       8,492      24,250
  Repairs                           2,285       3,569       4,293       5,885       8,366
  Operating taxes and licenses      3,479       4,679       6,065       7,514       9,393
  Insurance                         4,510       4,907       6,115       8,655      10,370
  General supplies and expenses     8,650       9,648      12,825      16,277      19,397
  Depreciation and
  amortization                      9,310      16,045      22,139      26,482      30,192
                                    -----      ------      ------      ------      ------
    Total operating expenses      115,976     161,627     216,200     269,737     334,849
                                  -------     -------     -------     -------     -------
    Operating income               15,950      18,719      20,067      28,124      35,697
Interest expense                    4,736       4,162       5,987       6,274       5,924
                                   ------      ------      ------      ------      ------
Income before income taxes         11,214      14,557      14,080      21,850      29,773
Income tax expense                  3,951       5,274       5,102       8,148      11,490
                                   ------      ------      ------      ------      ------
Net income (1)                   $  7,263    $  9,283    $  8,978    $ 13,702    $ 18,283
                                 ========    ========    ========    ========    ========

Basic and diluted earnings
per share                        $   0.69   $    0.70    $   0.67    $   1.03    $   1.27
Weighted average common
shares outstanding                 10,496      13,350      13,350      13,360      14,393

Adjusted weighted average
common shares outstanding
and assumed conversions
outstanding                        10,496      13,350      13,353      13,360      14,440

Balance Sheet Data:
Net property and equipment       $ 87,882   $ 127,408    $144,384    $161,621    $200,537
Total assets                      112,552     169,381     187,148     215,256     272,959
Long-term debt, less current
maturities                         27,734      80,150      83,110      80,812      84,331
Stockholders' equity             $ 63,469   $  72,752    $ 81,730    $ 95,597    $141,522


Selected Operating Data:
Pretax Margin (2)                    8.5%        8.1%        6.0%        7.3%        8.0%
Average revenue per loaded
mile (3)                             1.09        1.09        1.10        1.13        1.18
Average revenue per total mile       1.03        1.03        1.04        1.07        1.10
Average length of haul in
miles                               1,840       1,811       1,780       1,653       1,508
Average miles per tractor per
year                              159,921     148,669     150,778     149,117     144,000
Average revenue per tractor
per week                         $  3,165   $   2,942    $  2,994    $  3,059    $  3,045
Weighted average tractors for
year (4)                              796       1,179       1,509       1,866       2,333
Total tractors at end of
period (4)                          1,001       1,343       1,629       2,136       2,608
Total trailers at end of
period (4)                          1,651       2,554       3,048       3,948       4,526


(1) Tenn-Ga Leasing, Inc. ("Tenn-Ga"), was a revenue equipment leasing company formed by a related party to serve as a financing alternative for a portion of the Company's revenue equipment prior to May 31, 1994. Tenn-Ga was an S corporation and was not subject to federal and state corporate income taxes. If Tenn-Ga had been subject to corporate income taxes in 1994, the Company's consolidated pro forma net income would have been $7,038,000 in 1994. As a result of the Company's acquisition of substantially all of Tenn-Ga's assets effective May 31, 1994, the results of the Company and Tenn-Ga were not combined in future periods.
(2) Because obtaining equipment from owner-operators and under operating leases effectively shifts financial expenses from interest to "above the line" operating expenses, the Company intends to evaluate its efficiency using pretax margin and net margin rather than operating ratio.
(3) Includes fuel surcharge in 1996 and 1997. Excluding the fuel surcharge, the Company estimates that average revenue per loaded mile was $1.09 and $1.12 respectively.
(4)  Includes monthly rental tractors and excludes monthly rental trailers.

ITEM 7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

Overview

During the three year period ended December 31, 1998, the Company increased its revenue at a compounded annual growth rate of 27.1%, as revenue increased to $370.5 million in 1998 from $180.3 million in 1995. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period.

In addition to internal growth, the Company completed four acquisitions during the three-year period ended 1998. In August 1997, the Company acquired the customer relationships of Trans-Roads, Inc., a $13 million annual revenue carrier based near Atlanta, Georgia. In October 1997, the Company purchased all of the outstanding capital stock of Bud Meyer, a $45 million annual revenue temperature-controlled carrier based in Lake City, Minnesota. In August 1998, the Company acquired certain assets of Gouge Trucking, Inc., a $4 million annual revenue carrier located in North Carolina. In October 1998, the Company purchased all of the outstanding capital stock of Southern Refrigerated Transport, Inc., a $23 million annual revenue truckload carrier and Tony Smith Trucking, Inc., both located in southwest Arkansas. Additionally, the Company formed a new division, Covenant Transport Logistics, in October 1998. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers.

The Company has increased net income approximately 33.4% to $18.3 million in 1998 from $13.7 million in 1997. Several factors contributed to the increase, including declining fuel prices and negotiating higher freight rates from substantially all customers. Although higher driver compensation partially offset the increased freight rates, management believes the Company benefited from attracting and retaining more drivers.(*)

Changes in several operating statistics and expense categories are expected to result from actions the Company has taken in 1997 and 1998. Both Bud Meyer and SRT operate predominately single-driver tractors, as opposed to the primarily team-driver tractor fleet operated by Covenant's long-haul, dry van operation. The single driver fleets operate fewer miles per tractor and experience more empty miles. The Company's operating statistics and expenses are expected to shift in future periods with the mix of single, team, and temperature-controlled operations.(*)

The Company also initiated the use of owner-operators of tractors in 1997 and had contracted with approximately 175 owner-operators as of December 31, 1998. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed lease payment per mile. In addition, the Company does not have the capital outlay of purchasing the tractor. In 1997, the Company also financed approximately 240 tractors under operating leases. In 1998, the Company financed an additional 185 tractors and 69 trailers under operating leases. The lease payments to owner-operators and the financing of tractors under operating leases appear as operating expenses under revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, communications, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company intends to evaluate its efficiency using pretax margin and net margin rather than operating ratio.(*)


(*) May contain "forward looking" statements.

The following table sets forth the percentage relationship of certain items to revenue for each of the three years-ended December 31:

                                                 1996      1997      1998
                                                 ----      ----      ----

    Revenue                                      100.0%    100.0%    100.0%
    Operating expenses:
      Salaries, Wages, and related expenses        46.1      44.2      44.4
      Fuel, oil and road expenses                  23.4      21.8      18.4
      Revenue equipment rentals and purchased
      transportation                                0.2       2.9       6.5
      Repairs                                       1.8       2.0       2.3
      Operating taxes and licenses                  2.6       2.5       2.5
      Insurance                                     2.6       2.9       2.8
      General supplies and expenses                 5.4       5.5       5.2
      Depreciation and amortization                 9.4       8.9       8.1
                                                 ------    ------    ------
        Total operating expenses                   91.5      90.6      90.4
        Operating income                            8.5       9.4       9.6
    Interest expense                                2.5       2.2       1.6
                                                 ------    ------    ------
    Income before income taxes                      6.0       7.3       8.0
    Income tax expense                              2.2       2.7       3.1
                                                 ------    ------    ------
    Net income                                     3.8%      4.6%      4.9%
                                                 ======    ======    ======

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Revenue  increased $72.6 million (24.4%),  to $370.5 million in 1998 from $297.9 million in 1997. The revenue increase was primarily generated by a 25.0% increase in weighted average tractors, to 2,333 in 1998 from 1,866 in 1997, as the Company expanded internally to serve new customers and higher volumes from existing customers, as well as externally through the acquisitions of Bud Meyer in October 1997, Gouge Trucking, Inc. in August 1998, and SRT in October 1998. The Company's average revenue per loaded mile increased to approximately $1.18 in 1998 from $1.13 in 1997. The increase was attributable to per-mile rate increases negotiated by the Company as well as higher revenue per loaded mile at Bud Meyer. The increase in average revenue per loaded mile more than offset an increase in the empty miles percentage. Revenue per total mile increased to approximately $1.10 in 1998 from $1.07 in 1997.

Salaries, wages, and related expenses increased $33.1 million (25.1%), to $164.6 in 1998 from $131.5 million in 1997. As a percentage of revenue, salaries, wages, and related expenses increased to 44.4% in 1998 from 44.2% in 1997. Driver wages as a percentage of revenue decreased to 32.3% in 1998 from 32.7% in 1997 primarily because the use of owner-operators more than offset a $.025 per mile pay increase for employee drivers that went into effect in April 1998. Non-driving employee payroll expense increased to 5.5% of revenue in 1998 from 5.3% in 1997. Although the Company continued to reduce the number of non-driving employees per tractor, a larger number of participants in the Company's bonus program contributed to the increase. Health insurance, employer paid taxes, and workers' compensation increased to 6.3% of revenue in 1998 from 6.1% in 1997. The increase as a percentage of revenue was primarily the result of a higher state unemployment tax rate in 1998 as compared to the 1997 tax rate.

Fuel, oil, and road expenses increased $3.4 million (5.2%), to $68.3 million in 1998 from $64.9 million in 1997. As a percentage of revenue, fuel, oil, and road expenses decreased to 18.4% in 1998 from 21.8% in 1997. The increase reflects the greater number of tractors in service in 1998. The decrease as a percentage of revenue was primarily the result of improving fuel prices during 1998 as well as the increased use of owner-operators who pay for fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation expense category. Fuel surcharges were not in effect during 1998 and amounted to nearly $.01 per mile or approximately $2.4 million during 1997.

Revenue equipment rentals and purchased transportation increased $15.8 million (185.5%), to $24.2 million in 1998 from $8.5 million in 1997. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 6.5% in 1998 from 2.9% in 1997. During 1998, the Company increased its use of owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company contracted with an average of 134 owner-operators during 1998. The Company also entered into operating leases for approximately 240 tractors during the fourth quarter of 1997 as well as 185 tractors and 69 trailers during 1998. The equipment leases will increase this expense category in the future, while reducing depreciation and interest. The Company also formed a logistics division in the fourth quarter of 1998 that is being reflected in this expense category.(*)

Repairs increased $2.5 million (42.2%) to $8.4 million in 1998 from $5.9 million in 1997. As a percentage of revenue, repairs increased to 2.3% in 1998 from 2.0% in 1997. The increase was attributable to an increase in fleet size, a slight increase in fleet age, the costs associated with preparing certain Bud Meyer equipment for trade-in, as well as an increase in repairs related to the change to a higher deductible limit under the Company 's physical damage insurance ($5,000 compared to $2,500).

Operating taxes and licenses increased $1.9 million (25.0%), to $9.4 million in 1998 from $7.5 million in 1997. As a percentage of revenue, operating taxes and licenses remained essentially constant at 2.5% in the 1998 period and in the 1997 period.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $1.7 million (19.8%), to $10.4 million in 1998 from $8.7 million in 1997. As a percentage of revenue, insurance decreased to 2.8% in 1998 from 2.9% in 1997 as the Company continued to reduce premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of headquarters and other terminal lease expense, driver recruiting expenses and communications and utilities, increased $3.1 million (19.2%), to $19.4 million in 1998 from $16.3 million in 1997. As a percentage of revenue, general supplies and expenses decreased to 5.2% in 1998 from 5.5% in 1997. The 1998 decrease as a percentage of revenue is related to the termination of the lease of the former headquarters as well as the fixed nature of a portion of these costs which was more effectively spread over higher revenue.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $3.7 million (14.0%), to $30.2 million in 1998 from $26.5 million in 1997. As a percentage of revenue, depreciation and amortization decreased to 8.1% in 1998 from 8.9% in 1997 as the Company utilized more owner operators, leased more revenue equipment, and realized an increase in revenue per tractor per week, which more efficiently spread this fixed cost over a larger revenue base. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995 and one 1998 asset acquisitions, as well as goodwill from two 1997 and two 1998 acquisitions.

Interest expense decreased $0.3 million (5.6%), to $5.9 million in 1998 from $6.3 million in 1997. As a percentage of revenue, interest expense decreased to 1.6% in 1998 from 2.2% in 1997 as the result of utilizing more owner-operators, leasing more revenue equipment and averaging lower debt balances related to the Company's secondary stock offering in April 1998.

As a result of the foregoing, the Company's pretax margin improved to 8.0% in 1998 from 7.3% in 1997.

The Company's effective tax rate was 38.6% in 1998 and 37.3% in 1997 due to the Company paying taxes to a greater number of states.

As a result of the factors described above, net income increased $4.6 million (33.4%), to $18.3 million in 1998 (4.9% of revenue) from $13.7 million in 1997 (4.6% of revenue).

(*) May contain "forward looking" statements.

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

Salaries, wages, and related expenses increased $22.7 million (20.9%), to $131.5 in 1997 from $108.8 million in 1996. As a percentage of revenue, salaries, wages, and related expenses decreased to 44.2% in 1997 from 46.1% in 1996. Driver wages as a percentage of revenue increased to 35.0% in 1997 from 33.5% in 1996 primarily as a result of the pay increase that went into effect in May 1997. Non-driving employee payroll expense decreased to 5.3% of revenue in 1997 from 5.4% in 1996. Health insurance, employer paid taxes, and workers' compensation decreased to 6.1% of revenue in 1997 from 6.8% in 1996. This was primarily attributed to reduced worker's compensation premiums negotiated in August 1997 with a fixed rate for a three-year period.

Fuel, oil, and road expenses increased $9.5 million (17.3%), to $64.9 million in 1997 from $55.3 million in 1996. As a percentage of revenue, fuel, oil, and road expenses decreased to $21.8% in 1997 from 23.4% in 1996. The increase reflects the greater number of tractors in service in 1997. The decrease as a percentage of revenue was primarily a result of improving fuel prices during 1997. In addition to decreased fuel prices, the fuel expense was further offset by fuel surcharges charged to customers totaling $2.4 million in 1997 and $1.7 million in 1996.

Revenue equipment rentals and purchased transportation increased $7.9 million (1336.8%), to $8.5 million in 1997 from $0.6 million in 1996. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 2.9% in 1997 from 0.2% in 1996. Revenue equipment rentals and purchased transportation historically had represented payments under operating leases or short term rentals of tractors and trailers. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company had contracted with approximately 100 owner-operator at December 31, 1997. In the fourth quarter of 1997, the Company also entered into a sale and leaseback of 227 tractors, which will increase this expense in the future, while reducing depreciation and interest.(*)

Repairs increased $1.6 million (37.1%), to $5.9 million in 1997 from $4.3 million in 1996. As a percentage of revenue, repairs increased 2.0% in 1997 from 1.8% in 1996. The increase was attributable to an increase in fleet size, a slight increase in fleet age, and to repairs made to improve the condition of equipment prior to sales and trades of older equipment acquired in the Bud Meyer transaction.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $2.5 million (41.5%), to $8.7 million in 1997 from $6.1 million in 1996. As a percentage of revenue, insurance increased to 2.9% in 1997 from 2.6% in 1996. An increase in accident claims more than offset a reduction in insurance premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of headquarters and other terminal lease expense, driver recruiting expenses, communications and agent commissions, increased $3.5 million (26.9%), to $16.3 million in 1997 from $12.8 million in 1996. As a percentage of revenue, general supplies and expenses remained essentially constant at 5.5% in 1997 compared with 5.4% in 1996.

(*) May contain "forward looking" statements.

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

Interest expense increased $0.3 million (5.0%), to $6.3 million in 1997 from $6.0 million in 1996. As a percentage of revenue, interest expense decreased to 2.1% in 1997 from 2.5% in 1996. Lower average debt balances more than offset slightly higher average interest rates (7.2% in 1997 compared with 7.0% in 1996) contributed to improving this expense item.

As a result of the foregoing, the Company's pretax margin improved to 7.3% in 1997 from 6.0% in 1996.

The Company's effective tax rate was 37.2% in 1997 and 36.2% in 1996.

As a result of the factors described above, net income increased $4.7 million (52.6%), to $13.7 million in 1997 (4.6% of revenue) from $9.0 million in 1996 (3.8% of revenue).

Liquidity and capital resources

The growth of the Company's business has required significant investments in new revenue equipment. The Company historically has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and a small portion with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at December 31, 1998 were funds provided by operations, borrowings under its primary credit agreement, which had maximum available borrowing of $100.0 million at December 31, 1998 (the "Credit Agreement") and the proceeds from a stock offering that closed May 1998. The Company believes its sources of liquidity are adequate to meet its current and projected needs.(*)

The Company's primary sources of cash flow from operations in 1998 were net income increased by depreciation and amortization, and deferred income taxes. The most significant use of cash provided by operations were to fund prepaid expenses (primarily license plates for revenue equipment) and to finance increases in receivables and advances associated with growth in the business. The Company's number of days sales in accounts receivable increased from 43 days in 1997 to 48 days in 1998. Net cash provided by operating activities was $39.9 million in 1998 and $45.2 million in 1997. The 1998 decrease resulted from higher receivables associated with a billing delay caused by the Company's imaging system (which has since been corrected).(*)

Net cash used in investing activities was $59.1 million in 1998 and $27.6 million in 1997. Such amounts were used primarily to acquire additional revenue equipment as the Company expanded its operations. In addition, approximately $1.0 million represented the purchase price for the assets of Gouge Trucking, Inc. of which approximately $220,000 was allocated to goodwill and covenants-not-to-compete, and approximately $6.3 million represented the purchase price for the acquisition of SRT of which approximately $1.2 million was allocated to goodwill. The Company expects capital expenditures (primarily for revenue equipment), net of trade-ins, to be approximately $60 million in 1999 exclusive of acquisitions.(*)

The Company sold 1,540,000 shares of Class A Common Stock and certain stockholders of the Company sold 960,000 shares in a public offering that closed in May 1998. The Company received net proceeds of $27.5 million in connection with the offering. The proceeds were used to reduce the Company's indebtedness under the revolving line of credit. The indebtedness was incurred primarily to acquire revenue equipment.


(*) May contain "forward looking" statements.

Net cash provided by financing activities was $19.5 million in 1998 and was related primarily to proceeds from the sale of Company shares as well borrowings under the Credit Agreement. This compared with net cash used in financing activities of $18.5 million in 1997. At December 31, 1998, the Company had outstanding debt of $86.3 million, primarily consisting of $54 million drawn under the Credit Agreement, $25 million in 10-year senior notes, $3.5 million in term equipment financing, $3 million interest bearing note to the former primary stockholder of SRT related to the acquisition and $0.8 million in notes related to non-compete agreements. Interest rates on this debt range 5.9% to 10.8%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $100.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or $55.0 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee of .25% per annum is due on the daily unused portion of the Credit Agreement. The Company, including all subsidiaries, are parties to the Credit Agreement and related documents.

The Credit Agreement revolves for two years and then has a four-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning on the second anniversary date of the Credit Agreement (or any renewal). The Company renewed the loan in December 1997 and anticipates renewing the Credit Agreement on an annual basis. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.325% and 0.75% based on cash flow coverage. At December 31, 1998, the margin was .425%. The Company has entered into interest rate swap agreements that fixed the interest rate on $35 million of borrowing under the Credit Agreement at rates between 5.95% and 6.13% plus applicable margin. The swaps expire between February 26, 1999 and October 29, 1999.

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

The Company's headquarters facility was completed in December 31, 1996. The cost of the approximately 75 acres and construction of the headquarters and shop buildings was approximately $15 million. The Company financed the land and improvements under a "build to suit" operating lease.

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at December 31, 1998.

Inflation and Fuel Costs

Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. At December 31, 1998, approximately 28.3% of the total purchases of fuel by the Company were subject to hedging contracts. In March 1999, the percentage will decrease to approximately 20% and will be in effect for the remainder of 1999 unless further action is taken by the Company.(*)

(*) May contain "forward looking" statements.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather creating more equipment repairs. First quarter net income historically has been lower than net income in each of the other three quarters of the year because of the weather. The Company's equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and the Company's ability to satisfy some of that requirement. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by the Company 's dry van operation. During September and October, business increases as a result of increased retail merchandise shipped in anticipation of the holidays.(*)

The table below sets forth quarterly information reflecting the Company's equipment utilization (miles per tractor per period) during 1996, 1997 and 1998. The Company believes that equipment utilization more accurately demonstrates the seasonality of its business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. The results in 1998 also were affected by the acquisition of Bud Meyer and SRT, which operate primarily single driver fleets and thus generate fewer miles per tractor. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.


                              First        Second       Third      Fourth
                             Quarter      Quarter      Quarter     Quarter
                             -------      -------      -------     -------
             1996            35,067       38,462       38,989      38,036

             1997            34,389       37,325       38,850      38,314

             1998            34,828       35,796       36,455      36,813

Year 2000

The Year 2000 ("Y2K") issue concerns the inability of computer systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications, and other date-sensitive equipment and has hired a nationally-recognized consulting firm to perform a status study of the Company's processes and activities related to the Company's Y2K project. All known remediation efforts and testing of systems/equipment are expected to be completed by July 30, 1999. The cost of the assessment and remediation efforts for the modifications and updates to existing software is estimated to be approximately $250,000. The Company is also in the process of monitoring the progress of material third parties, including shippers and suppliers, in their efforts to become Y2K compliant and expects this project to be completed by July 30, 1999.

The Company's primary information technology systems ("IT Systems") include hardware and software for billing, dispatch, EDI, fueling, payroll, telephone, vehicle maintenance, inventory, and satellite communications systems. The majority of the Company's IT Systems are purchased from and maintained by third parties. A primary IT System designed by a third party is the satellite tracking system, which tracks equipment locations, provides dispatch and routing information, and allows in-cab communications with drivers. The Company's operating system that manages payroll, billing, and dispatch has been purchased from the supplier in March 1999 on a long term lease. The Company's financial reporting system is provided by a third party. The Company has been informed by the providers of these systems that they are Y2K compliant. Another significant IT System provided by a third party transmits payroll funds to drivers and allows drivers to purchase fuel and other items outside the Company's terminal locations. The Company has been informed by this provider that it expects to be Y2K compliant by June 1999. Although the Company believes it is Y2K compliant in its EDI applications, the Company has not completed its review of Y2K compliance of EDI applications of its shippers.(*)


(*) May contain "forward looking" statements.

The Company has reviewed its risks associated with microprocessors embedded in facilities and equipment ("Non-IT Systems"). The primary Non-IT Systems includes microprocessors in tractor engines and other components, terminal facilities, satellite communications units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such equipment is relatively new and was designed to be Y2K compliant. The Company is continuing to assess its Non-IT Systems in its terminal facilities but believes that the risk of a service-interrupting failure in these systems is low.(*)

The Company could be faced with severe consequences if Y2K issues are not identified and resolved in a timely manner by the Company and material third parties. The Company's primary risk relating to Y2K compliance is the possibility of service disruption from third-party suppliers of satellite communications, telephone, fueling, and financial services. A worst-case scenario would result in the short term inability of the Company to deliver freight for its shippers. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects plans to be completed by June 30, 1999.(*)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debts.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Accordingly, the price and availability of diesel fuel can be unpredictable. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. For 1998, diesel fuel expenses represented 16.8% of the Company's total operating expenses. Based upon the Company's 1998 fuel consumption, a ten percent increase in the average annual price per gallon of diesel fuel would increase the Company's annual diesel fuel expense by $5.3 million before considering the effect of fuel hedging. The Company uses derivative instruments, including purchased commitments through supplier, to reduce a portion of its exposure to fuel price fluctuations. At December 31, 1998, the notional amount for purchased commitments during 1999 was 13.2 million gallons. Net unrealized losses were approximately $2.9 million. At December 28, 1998, the national average price of diesel fuel as provided by the U.S. Department of Energy was $0.986 per gallon. At December 31, 1998, a ten percent change in fuel prices would impact 1999 net unrealized losses by approximately $1.1 million.

Interest Rate Risk

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 0.75%. At December 31, 1998, the Company had drawn $54.0 million under the Credit Agreement. Approximately $19.0 million was subject to variable rates and the remaining $35.0 million was subject to interest rate swaps that fixed the interest rates at 5.95% and 6.13% plus applicable margin per annum. The swaps expire between February 26, 1999 and October 29, 1999. Assuming the December 31, 1998 variable rate borrowings, each one percentage point increase in LIBOR would increase the Company's pretax interest expense by $190,000.

The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.


(*) May contain "forward looking" statements.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited consolidated balance sheets, statements of income, cash flows, and stockholders' equity, and notes related thereto, are contained at Pages 21 to 32 of this report. The supplementary quarterly financial data follows:


Quarterly Financial Data:
(In thousands except for share
data amounts)
                                  Fourth      Third     Second     First
                                  Quarter     Quarter   Quarter    Quarter
                                   1998       1998      1998       1998
                                  -------    -------    -------    -------
Revenue                           $106,146    $95,566   $89,010    $79,824
Operating income                    10,723     10,293     8,901      5,781
Income before taxes                  9,185      8,910     7,358      4,320
Income taxes                         3,582      3,463     2,799      1,645
Net income                           5,603      5,447     4,559      2,675
Net income per share               $  0.38    $  0.37   $  0.32    $  0.20

                                  Fourth      Third     Second     First
                                  Quarter     Quarter   Quarter    Quarter
                                   1997       1997      1997       1997
                                  -------   -------     -------    -------
Revenue                           $ 89,905    $75,308   $70,060    $62,588
Operating income                     8,837      7,888     7,118      4,282
Income before taxes                  6,791      6,504     5,641      2,914
Income taxes                         2,578      2,406     2,088      1,076
Net income                           4,213      4,098     3,553      1,838
Net income per share              $   0.32    $  0.31   $  0.27    $  0.14


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1998, involving a change of accountants or disagreements on accounting and financial disclosure.

                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information respecting executive officers and directors set forth under the captions "Election of Directors Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on Pages 2 to 3 and Page 12 of the Registrant's Proxy Statement for the 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-b promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.

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

ITEM   12.  SECURITY OWNERSHIP OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on Pages 9 and 10 of the Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain and Relationships and Related Transactions" on Page 4 of the Proxy Statement is incorporated herein by reference.
                                    PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.

The Company's audited consolidated financial statements are set forth at the following pages of this report:

Report of Independent Accountants...........................................20
Consolidated Balance Sheets.................................................21
Consolidated Statements of Income...........................................22
Consolidated Statements of Stockholders' Equity.............................23
Consolidated Statements of Cash Flows.......................................24
Notes to Consolidated Financial Statements..................................25

         2.       Financial Statement Schedules.

Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1998.

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

10.21#      Stock  Purchase  Agreement  made and  entered into as of October 10,
            1997,   by  and  among   Covenant   Transport,   Inc.,   a  Nevada
            corporation;  Russell  Meyer;  and Bud Meyer Truck Lines,  Inc., a
            Minnesota corporation.
10.22       Stock  Purchase  Agreement  made and  entered  into as of October 5,
            1998, by and among Covenant  Transport,  Inc., a Nevada corporation;
            Smith Charitable Remainder Trust; Southern  Refrigerated  Transport,
            Inc.,  an  Arkansas  corporation;  Tony  Smith  Trucking,  Inc.,  an
            Arkansas corporation; and Tony and Kathy Smith, husband and wife and residents of Arkansas.
21          List of subsidiaries.
23.1        Consent of PricewaterhouseCoopers LLP, independent accountants.
27          Financial Data Schedule.
--------------
+     Filed as an exhibit to the registrant's  Registration  Statement on Form
      S-1,  Registration  No.  33-82978,   effective  October  28,  1994,  and
      incorporated herein by reference.
++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
+++ Filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
++++ Filed as an exhibit to the registrant's Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
+++++ Filed as an exhibit to the  registrant's  Form 10-Q for the quarter  ended
      March 31, 1997, and incorporated herein by reference.
# Files as an exhibit to the registrant's Annual Report on Form 10-K for the period ended December 31, 1997, and incorporated herein by reference.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COVENANT TRANSPORT, INC.

Date:        March 26, 1999
By:          /s/ Joey B. Hogan
             Joey B. Hogan
             Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Position                                Date

/s/ David R. Parker       Chairman of the Board, President, and
David R. Parker           Chief Executive Officer (principal
                          executive officer)                      March 26, 1999

/s/ Joey B. Hogan         Treasurer and Chief Financial Officer
Joey B. Hogan             (principal financial and accounting
                          officer)                                March 26, 1999

/s/ R. H. Lovin, Jr.
R. H. Lovin, Jr.          Director                                March 26, 1999

/s/ Michael W. Miller
Michael W. Miller         Director                                March 26, 1999

/s/ William T. Alt
William T. Alt            Director                                March 26, 1999

/s/ Robert E. Bosworth
Robert E. Bosworth        Director                                March 26, 1999

/s/ Hugh O. Maclellan, Jr.
Hugh O. Maclellan, Jr.    Director                                March 26, 1999

/s/ Mark A. Scudder
Mark A. Scudder           Director                                March 26, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Covenant Transport, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Covenant Transport, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Knoxville, Tennessee
February 3, 1999




                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1998


                                                    1997              1998
                                                    ----              ----
      ASSETS
      ------
Current assets:
  Cash and cash equivalents                     $  2,609,520      $ 2,926,135
  Accounts receivable, net of allowance of
  $810,000 in 1997 and $1,064,788 in 1998         37,792,308       51,789,018
  Drivers advances and other receivables             964,575         2,476,044
  Tire and parts inventory                         1,120,684         1,928,639
  Prepaid expenses                                 3,773,556         5,324,921
  Deferred income taxes                            1,111,000         1,674,485
                                                ------------      ------------
Total current assets                              47,371,643        66,119,242

Property and equipment, at cost                  228,931,936       282,358,419
Less accumulated depreciation and amortization    67,310,934        81,821,335
                                                 -----------      ------------
Net property and equipment                       161,621,002       200,537,084
Other                                              6,263,491         6,302,525
                                                ------------      ------------
Total assets                                    $215,256,136      $272,958,851
                                                ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Current maturities of long-term debt             1,565,639         1,943,485
  Accounts payable                                 5,328,346         3,485,098
  Accrued expenses                                 9,073,554        12,913,953
  Accrued income tax                                 724,815         1,404,172
                                                ------------      ------------
    Total current liabilities                                       19,746,708

Long-term debt, less current maturities           80,811,783        84,331,368
Deferred income taxes                             22,155,000        27,358,848
                                                 ------------     ------------
Total liabilities                                119,659,137       131,436,924

Stockholders' equity:
  Class A common stock, $.01 par value;
  20,000,000 shares authorized; 11,010,250
  and 12,560,250 shares issued and
  outstanding as of 1997 and 1998, respectively      110,103           125,603

  Class B common stock, $.01 par value;
  5,000,000 shares authorized; 2,350,000 shares
  issued and outstanding as of 1997 and 1998          23,500            23,500
  Additional paid-in-capital                      50,634,369        78,260,928
  Retained earnings                               44,829,027        63,111,896
                                                ------------      ------------
Total stockholders' equity                        95,596,999       141,521,927
                                                ------------      ------------
Total liabilities and stockholders' equity      $215,256,136      $272,958,851
                                                ============      ============


The accompanying notes are an integral part of these consolidated financial statements.



                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998



                                             1996            1997            1998
                                             ----            ----            ----
Revenue                                      $236,266,945    $297,861,080    $370,545,721

Operating expenses:
  Salaries, wages, and related expenses       108,817,623     131,521,804     164,589,088
  Fuel, oil, and road expenses                 55,340,234      64,910,201      68,291,653
  Revenue equipment rentals and purchased
  transportation                                  604,924       8,492,445      24,249,704
  Repairs                                       4,293,141       5,884,881       8,366,205
  Operating taxes and licenses                  6,064,652       7,514,241       9,393,176
  Insurance                                     6,114,526       8,655,465      10,369,687
  General supplies and expenses                12,825,287      16,276,834      19,397,219
  Depreciation and amortization, including
  gain on disposition of equipment             22,139,456      26,481,578      30,192,060
                                             ------------    ------------    ------------
    Total operating expenses                  216,199,843     269,737,449     334,848,792
                                             ------------    ------------    ------------
      Operating income                         20,067,102      28,123,631      35,696,929
Interest expense                                5,987,148       6,273,324       5,924,486
                                             ------------     -----------    ------------
Income before income taxes                     14,079,954      21,850,307      29,772,443
Income tax expense                              5,102,000       8,148,000      11,489,574
                                             ------------    ------------    ------------
Net income                                   $  8,977,954    $ 13,702,307    $ 18,282,869
                                             ============    ============    ============

Basic and diluted earnings per share:
Net income                                          $0.67           $1.03           $1.27
                                             ============    ============    ============

Weighted average shares outstanding            13,350,000      13,360,000      14,393,000

Adjusted weighted average shares
outstanding and assumed conversions
outstanding                                    13,352,528      13,360,000      14,440,000
                                             ============    ============    ============




The accompanying notes are an integral part of these consolidated financial statements.



                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, and 1998




                                 Series I    Class A      Class B      Additional                 Total
                                 Preferred   Common       Common       Paid-In      Retained      Stockholders'
                                 Stock       Stock        Stock        Capital      Earnings      Equity
                                 ---------   ---------    --------     ---------    ---------     --------

Balances at January 1, 1996      $      --   $110,000     $ 23,500     $50,469,596  $22,148,766      72,751,862

Net income                              --         --           --              --    8,977,954       8,977,954
                                 ---------   ---------    --------     -----------  -----------   -------------

Balances at December 31, 1996           --     110,000      23,500      50,469,596   31,126,720      81,729,816

Exercise of employee
stock options                           --         103          --         164,773           --         164,876

Net income                              --          --          --              --   13,702,307      13,702,307
                                 ---------   ---------    --------     -----------  ----------    -------------

Balances at December 31, 1997           --     110,103      23,500      50,634,369   44,829,027      95,596,999

Exercise of employee
stock options                           --         100          --         156,650           --         156,748

Secondary offering,
net of offering expenses                --      15,400          --      27,469,909           --      27,485,311


Net income                              --          --          --              --   18,282,869      18,282,869
                                 ---------   ---------    --------     -----------  -----------   -------------

Balances at December 31, 1998    $      --   $ 125,603    $ 23,500     $78,260,928  $63,111,896   $ 141,521,927
                                 =========   =========    ========     ===========  ===========   =============

The accompanying notes are an integral part of these consolidated financial statements.



                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998


                                            1996             1997             1998
                                            -----            ----             ----
Cash flows from operating activities:
Net income                                  $  8,977,954     $ 13,702,307     $ 18,282,869
Adjustments to reconcile net income to
net cash provided by operating activities:
    Provision for losses on receivables          407,655          457,665          455,953
    Depreciation and amortization             22,781,481       27,363,501       32,074,888
    Deferred income tax expense                4,050,000        4,354,000        4,146,233
    Gain on disposition of property and
    equipment                                  (642,025)        (881,922)      (1,882,829)
    Changes in operating assets and
    liabilities:
      Receivables and advances                 3,010,662      (2,580,948)     (12,554,211)
      Prepaid expenses                       (1,088,845)          200,113      (1,074,453)
      Tire and parts inventory                  (78,626)        (155,794)        (617,349)
      Accounts payable and accrued
      expenses                                 1,707,242        2,786,653        1,071,815
                                            ------------      -----------     ------------
Net cash flows provided by operating
activities                                    39,125,498       45,245,575       39,902,916

Cash flows from investing activities:
  Acquisition of property and equipment     (49,142,303)     (54,027,486)     (80,302,553)
  Proceeds from disposition of property
  and equipment                               10,219,276       32,023,244       27,760,409
  Acquisition of intangibles                          --      (1,250,000)        (220,000)
  Acquisition of business- Bud Meyer(1)               --      (4,350,442)               --
  Acquisition of business- SRT(2)                     --               --      (6,295,405)
                                            ------------     ------------     ------------
Net cash flows from investing activities    (38,923,027)     (27,604,684)     (59,057,549)

Cash flows from financing activities:
  Proceeds from equity offering                       --               --       27,485,311
  Exercise of stock option                            --          164,876          156,748
  Proceeds from issuance of long-term debt     3,000,000               --       84,000,000
  Repayments of long-term debt                  (40,000)     (18,563,513)     (92,093,557)
  Deferred debt issuance cost                  (132,216)        (124,277)         (77,254)
                                            ------------     ------------     ------------
Net cash flows provided by/(used in)
financing activities                            2,827,784     (18,522,914)       19,471,248
                                            ------------     ------------     ------------

Net change in cash and cash equivalents        3,030,255        (882,023)          316,615

Cash and cash equivalents at beginning
of period                                        461,288        3,491,543        2,609,520
                                            ============     ============     ============
Cash and cash equivalents at end of
period                                      $  3,491,543     $  2,609,520     $  2,926,135
                                            ============     ============     ============

Supplemental disclosure of cash flow
 information:
  Cash paid during the year for:
    Interest                                $  5,905,000      $ 6,147,050     $  6,021,291
                                            ============      ===========     ============
    Income taxes                            $    795,000      $ 2,927,376     $  5,675,225
                                            ============      ===========     ============

(1) Acquisition of business presented net of acquired cash of $347,688 and receivable from officer of acquired company of $501,870.
(2) Acquisition of business presented net of acquired cash of $1,454,595 and a note payable to former shareholder of Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. in the amount of $3,000,000.

The accompanying notes are an integral part of these consolidated financial statements.

                  COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Covenant Transport, Inc. (the "Company") is a long-haul truckload carrier that offers premium transportation services, such as team and refrigerated services, to customers throughout the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned operating subsidiaries, Covenant Transport, Inc., a Tennessee corporation, Bud Meyer Truck Lines, Inc., ("Bud Meyer") a Minnesota corporation, Southern Refrigerated Transport, Inc., an Arkansas corporation, Tony Smith Trucking, Inc. (Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. shall be referred to collectively as "SRT"), Covenant Leasing, Inc., a Nevada corporation, Covenant Acquisition Co., a Nevada corporation, and Intellectual Property Co., a Nevada Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tires and Parts Inventory - Tires on new revenue equipment are capitalized as a component of the related equipment cost when the vehicle is placed in service and recovered through depreciation over the life of the vehicle. Replacement tires and parts on hand at year end are recorded at the lower of cost or market with cost determined using the first-in, first-out method.
Replacement tires are expensed when placed in service.

Intangible Assets - The Company periodically evaluates the net realizability of the carrying amount of intangible assets. Non-compete agreements are amortized over the life of the agreement, deferred loan costs are amortized over the life of the loan and goodwill is amortized over periods ranging from 20 to 40 years.

Property and Equipment - Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Revenue equipment is depreciated over five to seven years with salvage values ranging from 25% to 33 1/3%. In accordance with industry practices, gains or losses on disposal of revenue equipment are included in depreciation in the statements of income.

Impairment of Long-Lived Assets - The Company ensures that long-lived assets to be disposed of are reported at the lower of the carrying amount or the fair market value less costs to sell. The Company evaluates the carrying value of long-lived assets for impairment losses by analyzing the operating performance and future cash flows for those assets. The Company adjusts the net book value of the underlying assets if the sum of expected cash flows is less than book value.

Capital Structure - The shares of Class A and B Common Stock are substantially identical except that the Class B shares are entitled to two votes per share. The terms of any future issuances of preferred shares will be set by the Board of Directors.

Insurance and Other Claims - Losses resulting from claims for personal injury, property damage, cargo loss and damage, and other sources are covered by insurance, subject to deductibles. Losses resulting from uninsured claims are recognized when such losses are known and estimable.

Interest Rate Swaps - Interest rate swaps are entered into as a hedge against interest exposure of variable rate debt. The differences to be paid or received on swaps are included in interest expense. The fair value of the Company's interest rate swap agreements is based on dealer quotes. These values represent the amounts the Company would receive or pay to terminate the agreements taking into consideration current interest rates.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company may engage in hedging activities using futures, forward contracts, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates. The Company is currently assessing the effect, if any, on its financial statements of implementing SFAS No. 133. The Company will be required to adopt the standard in 2000.


2.  OTHER ASSETS

A summary of other assets as of December 31, 1997 and 1998 is as follows:

                                           1997                 1998
                                           ----                 -----
Covenants not to compete                   $   1,575,000        $  1,400,000
Deferred  costs                                  614,812             692,193
Goodwill                                       2,488,832           3,842,441
Less accumulated amortization of
intangibles                                    (588,542)           (950,409)
Split dollar life insurance                      556,877             608,553
Cash surrender value of life
insurance                                        106,078             239,750
Other                                          1,510,434             469,997
                                             -----------        ------------
                                           $   6,263,491        $ ,6,302,525
                                           =============        ============

3.  PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 1997 and 1998 is as follows:

                                           1997                 1998
                                           ----                 ----
Revenue equipment                          $ 207,990,788        $256,766,668
Land and improvements                          4,425,629           7,611,058
Buildings and leasehold improvements           3,135,866           2,641,786
Communications equipment                       8,466,052          10,021,341
Other                                          4,913,601           5,317,566
                                           -------------        ------------
                                           $ 228,931,936        $282,358,419
                                           =============        ============



4.  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997 and 1998:

                                           1997                 1998
                                           ----                 ----
Borrowings under $100 million
credit agreement                           $  52,000,000        $  54,000,000
10-year senior notes                          25,000,000           25,000,000
Notes to unrelated individuals for
non-compete agreements                         1,060,000              810,000
Equipment and vehicle obligations
with commercial lending
institutions, with fixed interest              4,317,422            3,464,853
rates ranging from 5.9% to 10.8% at 1998
Note payable to former SRT shareholder
interest bearing interest at 6.5% with
 interest payable quarterly                       --            3,000,000
                                           -------------        -------------
                                              82,377,422           86,274,853
Less current maturities                        1,565,639            1,943,485
                                           -------------        -------------
                                           $  80,811,783        $  84,331,368
                                           =============        =============

The Company is party to a credit agreement with a group of banks with maximum borrowings of $100 million with $25 million additional borrowing available upon satisfaction of certain criteria. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $55 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10 million. The credit agreement includes a "security agreement" such that the credit agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee that floats between 0.10% and 0.25% per annum based on a ratio of total debt to trailing cash flow coverage is due on the daily unused portion of the credit agreement. At December 31, 1998, the fee was 0.125% per annum. The credit agreement is guaranteed by Covenant Transport, Inc., a Nevada corporation, Bud Meyer Truck Lines, Inc., a Minnesota corporation, Southern Refrigerated Transport, Inc., an Arkansas corporation, Tony Smith Trucking, Inc., an Arkansas corporation, Covenant Leasing, Inc., a Nevada corporation, Covenant Acquisition Co., a Nevada corporation, and Intellectual Property Co., a Nevada Corporation.

The credit agreement revolves for 1998 and 1999 and then has a term out in 2000. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning on the second anniversary of the date of the credit agreement. The Company renewed the loan in December 1997 and anticipates renewing the line of credit on an annual basis. Borrowings under the credit agreement generally accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between .325% and .75% based on a ratio of total debt to trailing cash flow coverage. At December 31, 1998, the margin was .425%.

A $25 million interest rate swap agreement was completed in February 1997 that expires February 1999 at 6.125% plus the applicable margin. During October 1997 the Company entered into an interest swap agreement with a fixed interest rate on $10 million of the borrowing under the credit agreement at 5.95% plus the applicable margin for two years. The fair value of the two interest swap agreements was ($53,047) and ($39,191) at December 31, 1998. All remaining borrowings under the credit agreement are at one, two, or three month LIBOR.

Senior notes with an insurance company are due October 2005. The term agreement requires payments for interest semi-annually in arrears with principal payments due in four equal annual installments beginning October 1, 2002. The notes are collateralized by all accounts of the Company. Interest accrues at 7.39% per annum.

The credit agreement and senior note agreement subject the Company to certain restrictions and covenants related to, among others, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness.


Maturities of long term debt at December 31, 1998 are as follows:
              1999           $  1,943,485
              2000           $ 55,249,307
              2001           $    904,354
              2002           $    177,707
              2003           $         --

5.  RELATED PARTY TRANSACTIONS

Transactions involving related parties not otherwise disclosed herein are as follows:

During 1997 and 1998, the Company sold certain of its used tractors and trailers to corporations owned by related parties for an aggregate of approximately $1,161,000 in 1997 and $768,000 in 1998. In all cases, the Company received amounts equal to, or in excess of, the trade-in amounts guaranteed by the tractor manufacturer or fair values listed in industry trailer publications.

In June 1997 the Company obtained a promissory note in the amount of $480,000 from a related party. The principal and related interest at the rate of 7% was paid in full in May 1998. The Company also contracted with a related party for airplane services in the amount of $262,940 during 1998.

6.  LEASES

The Company has operating lease commitments for office and terminal  properties, revenue  equipment,  exclusive of  owner/operator  rentals,  computer and office equipment,  and month-to-month  equipment rentals,  summarized for the following fiscal years:
              1999           $ 9,851,221
              2000           $ 8,559,603
              2001           $ 3,934,513
              2002           $ 1,021,833
              2003           $ 1,021,833

Rental  expense is  summarized  as  follows  for each of the three  years  ended
December 31:

                                     1996          1997          1998
                                     ----          ----         ----
Revenue equipment rentals            $   338,283   $ 1,618,973   $ 5,640,365
Owner/operator rentals                        --     6,860,853    18,166,671
Terminal rentals                         606,424     1,503,523     1,277,164
Other equipment rentals                  505,062     1,181,589     1,289,497
                                     -----------   -----------   -----------
                                     $ 1,449,769   $11,164,938   $26,373,697
                                     ===========   ===========   ===========

During April 1996, the Company entered into an agreement to lease its headquarters and terminal in Chattanooga under an operating lease. The lease provides for rental payments to be variable based upon LIBOR interest rates for five years. The Company entered into an agreement with the lessor to fix the rental payments from January 1997 until July 2000 at approximately $77,000 per month.

Covenant leased property in Chattanooga, Tennessee from the principal stockholder of the Company. Effective July 1, 1997, the monthly rental was approximately $15,000 per month. The Company also leased a property at Greer, South Carolina for annual rent of $12,000 from the principal stockholder. Effective June 1998, these two leases were terminated by the principal stockholder without any penalties or additional payments coming due.

Included in terminal rentals are payments of $237,664, $224,172, and $78,905 for the years ended December 31, 1996, 1997, and 1998, respectively, to the principal stockholder of the Company.


7.  INCOME TAX EXPENSE

  Income tax expense for the years ended December 31, 1996, 1997, and 1998 is comprised of:

                                     1996            1997           1998
                                     ----            ----           ----

Federal, current                     $  795,000      $3,940,000     $ 5,076,047
Federal, deferred                     3,984,000       3,531,000       4,196,206
State, current                          257,000         263,000       1,773,164
State, deferred                          66,000         414,000         444,157
                                     ----------      ----------      ----------
                                     $5,102,000      $8,148,000     $11,489,574
                                     ==========      ==========     ===========

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 1996, 1997 and 1998 as follows:

                                     1996            1997           1998
                                     ----            ----           ----
Computed "expected" income tax
expense                              $4,928,000      $7,648,000     $10,420,000
Adjustments in income taxes
resulting from:
  State income taxes, net of
  federal income tax effect             183,000         440,000         944,574
  Permanent differences and other,
  net                                   (9,000)          60,000         125,000
                                     ----------       ---------     -----------
Actual income tax expense            $5,102,000      $8,148,000     $11,489,574
                                     ==========      ==========     ===========

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 1997 and 1998 are as follows:

                                          1997               1998
                                          ----               ----
Deferred tax assets:
  Accounts receivable                     $   292,000        $   181,436
  Accrued expenses                          1,111,000          1,674,485
  Loss carryforwards                        3,595,000                  0
  Alternative minimum tax credits           5,473,000          4,778,446
  Investment tax credits                       82,000             82,000
  carryforward
  Intangible assets                           126,000            221,513
                                          -----------        -----------
                                           10,679,000          6,937,880
Deferred tax liability:
Depreciation                               31,723,000         32,622,243
                                          -----------        -----------
Net deferred tax liability                 21,044,000         25,684,363
Portion reflected as current asset          1,111,000          1,674,485
                                          ===========        ===========
Deferred tax liability                    $22,155,000        $27,358,848
                                          ===========        ===========


The Company has available for federal income tax purposes an investment tax credit carryforward of $82,000, which expires in 2001.

8.  CONTINGENCIES AND COMMITMENTS

The Company, in the normal course of business, is involved in certain legal matters for which it carries liability insurance. It is management's belief that the losses, if any, from these lawsuits will not have a materially adverse impact on the financial condition, operations, or cash flows of the Company.

Financial risks which potentially subject the Company to concentrations of credit risk consist of deposits in banks in excess of the Federal Deposit Insurance Corporation limits. The Company's sales are generally made on account without collateral. Repayment terms vary based on certain conditions. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The majority of the Company's customer base spans the United States. The Company monitors these risks and believes the risk of incurring material losses is remote.

The Company has entered into minimum purchase agreements for the purchase of diesel fuel. Price is determined on a quarterly basis based on the weighted average cost over the previous quarter. The agreements expire in 1999.


9.  EARNINGS PER SHARE

The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Consolidated Statement of Income:

                                     1996            1997           1998
                                     ----            ----           ----
Numerator:

  Net Income                         $ 8,977,954     $13,702,307    $18,282,869

Denominator:

  Denominator for basic earnings
    per share - weighted-average
    shares                            13,350,000      13,360,000    14,393,000

Effect of dilutive securities:

  Employee stock options                   2,528              --        47,000
                                     ===========     ===========    ==========

Denominator for diluted earnings
per share - adjusted
weighted-average shares and assumed   13,352,528      13,360,000    14,440,000
conversions                           ==========     ===========    ==========
Basic earnings per share:            $      0.67     $      1.03    $     1.27
                                     ===========     ===========    ==========
Diluted earnings per share           $      0.67     $      1.03    $     1.27
                                     ===========     ===========    ==========

10.  DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

     The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute up to 17% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The
Company contributed approximately $464,000, $538,000, and $873,000 in 1996, 1997, and 1998, respectively, to the profit sharing and savings plan.

11.  INCENTIVE STOCK PLAN

The Company has two employee stock plans. Awards may be in the form of incentive stock awards or other forms. The Company has reserved 859,750 shares of Class A Common Stock for distribution at the discretion of the Board of Directors. During October 1994, the Company granted options to purchase 122,500 shares which are exercisable at the fair market value on the date of grant ($16.50) and vest at varying dates through October 1999. During June 1996, the Company granted options to purchase 267,500 shares which are exercisable at the fair market value on the date of grant ($15.50) and vest at varying dates through June 2001. During 1997 the Company granted options to purchase 149,000 shares which are exercisable at the fair market value on the date of the grant (weighted average of $16.43) and vest at varying dates through December 2002. During 1998 the Company granted options to purchase 298,250 shares which are exercisable at the fair market value on the date of the grant (weighted average of $12.21) and vest at varying dates through November 2003. The options expire 10 years from the date of grant. The following table details the activity of the incentive stock option plan:


                                      1996            1997           1998
                                     ----            ----           ----

Balance January 1                       117,000       383,250       501,500
Granted                                 267,500       149,000       298,250
Exercised                                    --      (10,250)      (10,000)
Canceled                                (1,250)      (20,500)      (20,000)
                                     ----------      --------      --------
Balance December 31                     338,250       501,500       769,750
                                     ----------     --------      --------
Exercisable December 31                  82,500       151,000       212,800

For the year ended December 31,1997, 10,250 options were exercised at an average price of $16.09. For the year ended December 31,1998, 10,000 options were exercised at an average price of $15.68. As of December 31,1998, the Company has 769,750 options outstanding with exercise prices which range from $10.38 to $19.06 with an average price of $14.56 and average remaining life of 8 years. The average exercise price of options exercisable at December 31, 1996, 1997, and 1998 was $16.50, $15.98, and $15.90, respectively.

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rate of 5.5%, for 1995 to 1997 grants and 5.0% for 1998 grants; expected life of 5 years; dividend rate of zero percent; and expected volatility of 18.5% for 1995, 1996 and 1997 and 42.0% for 1998. Using these assumptions, the fair value of the employee stock options granted in 1997 and 1998 is $600,000 and $1.2 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31, 1997 and 1998:


                                           1997                 1998
                                           ----                 ----
Net Income:
  As reported                              $13,702,307          $18,282,869
  Pro forma                                 13,402,696           17,736,350
Net income per share:
  As reported                              $      1.03          $      1.27
  Pro forma                                       1.00                 1.23

12. BUSINESS COMBINATIONS

In October 1997 the Company purchased all of the outstanding stock of Bud Meyer. The acquisition of Bud Meyer has been accounted for under the purchase method of accounting. Accordingly, the operating results of Bud Meyer have been included in the consolidated operating results since the date of acquisition. The purchase price of $5,200,000, net of cash received of $347,688 and a receivable from an officer of Bud Meyer to the acquired company of $501,870 has been allocated to the net assets acquired based on appraised fair values at the date of acquisition.

In August 1997, the Company purchased certain intangible assets of Trans-Roads, Inc. for $2,250,000, of which $1,000,000 will be paid out over the next five years.

In October 1998 the Company purchased all of the outstanding stock of SRT. The acquisition of SRT has been accounted for under the purchase method of accounting. Accordingly, the operating results of SRT have been included in the consolidated operating results since the date of acquisition. The purchase price of $10,750,000, net of cash received of $1,454,595 and note payable in the amount of $3 million to a former shareholder of SRT has been allocated to the net assets acquired based on appraised fair values at the date of acquisition as follows:

      Property and equipment               $   15,929,256
      Current assets                            3,222,351
      Goodwill                                  1,233,609
      Accounts payable and accrued            (1,604,693)
      expenses
      Deferred taxes                            (494,130)
      Notes payable                          (11,990,988)
                                           ==============
                                           $    6,295,405
                                           ==============

The unaudited pro forma operating data for the Company, assuming the acquisition of Bud Meyer occurred January 1, 1996 and assuming the acquisition of SRT occurred January 1,1997.

                                      1996            1997           1998
                                     ----            ----           ----
                                     (unaudited)     (unaudited)    (unaudited)
Revenues                             $281,269,621    $356,918,523   $390,978,491

Net Income                              9,531,607      13,991,530     18,745,805

Net earnings per share

    Basic and diluted                $       0.71    $       1.05   $       1.30

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they indicative of future operating results.

In August 1998, the Company purchased certain assets of Gouge Trucking, Inc. for $1,047,405, of which $100,000 will be paid out over the next year.