Form 10-Q
period 1999-03-31
COVENANT TRANSPORT INC
filed 1999-05-14
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004



                                    FORM 10-Q

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                  YES X  NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 1999).

           Class A Common Stock, $.01 par value: 12,561,550 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 13

                                     PART I
                              FINANCIAL INFORMATION


                                                                        PAGE
                                                                        NUMBER
Item 1. Financial statements

        Condensed Consolidated Balance Sheets as of December 31, 1998        3
              and March 31, 1999 (Unaudited)

        Condensed Consolidated Statements of Income for the three            4
              months ended March 31, 1998 and 1999 (Unaudited)

        Condensed Consolidated Statements of Cash Flows for the three        5
              months ended March 31, 1998 and 1999 (Unaudited)

        Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial Condition          8
              and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk           12




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

                                       COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands except share data)


                                                                          December 31,                March 31,
                                                                              1998                      1999
                                                                        -----------------         ------------------
                               ASSETS                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                              $         2,926           $            794

  Accounts receivable, net of allowance of $1,065 in 1998 and
    $1,218 in 1999                                                                51,789                     50,557
  Drivers' advances and other receivables                                          2,476                      3,492
  Tire and parts inventory                                                         1,929                      2,126
  Prepaid expenses                                                                 5,325                      6,861
  Deferred income taxes                                                            1,674                      2,034
                                                                        -----------------         ------------------
Total current assets                                                              66,119                     65,864

Property and equipment, at cost                                                  282,358                    281,222
Less accumulated depreciation and amortization                                    81,821                     80,280
                                                                        -----------------         ------------------
Net property and equipment                                                       200,537                    200,942

Other                                                                              6,303                      6,284
                                                                        -----------------         ------------------

Total assets                                                             $       272,959           $        273,090
                                                                        =================         ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                             1,943                      1,747
  Accounts payable                                                                 3,485                      9,116
  Accrued expenses                                                                12,914                     14,560
  Accrued income tax                                                               1,404                      2,306
                                                                        -----------------         ------------------
Total current liabilities                                                         19,746                     27,729

Long-term debt, less current  maturities                                          84,331                     72,895
Deferred income taxes                                                             27,359                     27,675
                                                                        -----------------         ------------------
Total liabilities                                                                131,437                    128,299

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized;
12,560,250 and 12,561,550 shares issued and outstanding as of 1998 and               126                        126
1999, respectively
Class B common stock, $.01 par value; 5,000,000 shares authorized;
2,350,000 shares issued and outstanding as of 1998 and 1999                           24                         24
Additional paid-in-capital                                                        78,261                     78,280
Retained earnings                                                                 63,112                     66,361
                                                                        -----------------         ------------------
Total stockholders' equity                                                       141,522                    144,791
                                                                        =================         ==================
Total liabilities and stockholders' equity                               $       272,959           $        273,090
                                                                        =================         ==================

The accompanying notes are an integral part of these consolidated financial statements.

                               COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (In thousands except per share data)

                                                                        Three months ended         Three months ended
                                                                          March 31, 1998             March 31, 1999
                                                                      ----------------------     ----------------------
                                                                            (unaudited)                (unaudited)
Revenue                                                                  $        79,824           $         97,764

Operating expenses:
Salaries, wages, and related expenses                                             35,242                     44,836
Fuel, oil, and road expenses                                                      15,921                     17,338
Revenue equipment rentals and purchased transportation                             5,002                      8,161
Repairs                                                                            1,925                      1,943
Operating taxes and licenses                                                       2,317                      2,407
Insurance                                                                          2,424                      2,795
General supplies and expenses                                                      4,438                      5,582
Depreciation and amortization, including                                           6,773                      7,971
gain on disposition of equipment                                   ----------------------      ---------------------
    Total operating expenses                                                      74,042                     91,033
                                                                   ----------------------      ---------------------
    Operating income                                                               5,781                      6,731
Interest expense                                                                   1,461                      1,301
                                                                   ----------------------      ---------------------
Income before income taxes                                                         4,320                      5,430
Income tax expense                                                                 1,645                      2,181
                                                                   ----------------------      ---------------------
Net income                                                               $         2,675           $          3,249
                                                                   ======================      =====================

Basic and diluted earnings per share                                     $           .20           $            .22

Weighted average shares outstanding                                               13,361                     14,912

Adjusted weighted average shares and
assumed conversions outstanding                                                   13,387                     15,040



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                         (In thousands)

                                                                        Three months ended         Three months ended
                                                                          March 31, 1998             March 31, 1999
                                                                       ---------------------      ---------------------
                                                                            (unaudited)                (unaudited)
Cash flows from operating activities:
Net income                                                               $         2,675           $          3,249
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on receivables                                               15                        153
    Depreciation and amortization                                                  7,761                      8,101
    Deferred income tax expense                                                    1,276                       (44)
    Gain on disposition of property and equipment                                  (988)                      (130)
    Changes in operating assets and liabilities:
      Receivables and advances                                                   (1,701)                       (57)
      Prepaid expenses                                                           (3,973)                    (1,536)
      Tire and parts inventory                                                      (66)                      (197)
      Accounts payable and accrued expenses                                        2,000                      8,159
                                                                   ----------------------      ---------------------
Net cash flows provided by operating activities                                    6,998                     17,698

Cash flows from investing activities:
  Acquisition of property and equipment                                         (29,834)                   (20,627)
  Proceeds from disposition of property and equipment                              9,895                     12,389
                                                                   ----------------------      ---------------------
Net cash flows used in investing activities                                     (19,939)                    (8,238)

Cash flows from financing activities:
  Exercise of stock option                                                            50                         20
  Proceeds from issuance of long-term debt                                        22,000                      8,000
  Repayments of long-term debt                                                   (4,366)                   (19,612)
                                                                   ----------------------      ---------------------
Net cash flows provided by/(used in) financing activities                         17,684                   (11,592)
                                                                   ----------------------      ---------------------

Net change in cash and cash equivalents                                            4,744                    (2,132)

Cash and cash equivalents at beginning of period                                   2,610                      2,926
                                                                   ----------------------      ---------------------

Cash and cash equivalents at end of period                               $         7,353           $            794
                                                                   ======================      =====================


The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)

Note 1.     Basis of Presentation

      The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

      The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1998 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

                                                                        Three months ended         Three months ended
                                                                          March 31, 1998              March 31,1999
                                                                       ---------------------      ---------------------
Numerator:

  Net Income                                                             $         2,675           $          3,249

Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                                           13,361                     14,912

Effect of dilutive securities:

  Employee stock options                                                              26                        128
                                                                   ======================      =====================

Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed
conversions                                                                       13,387                     15,040
                                                                   ======================      =====================
Basic earnings per share                                                 $           .20           $            .22
                                                                   ======================      =====================
Diluted earnings per share                                               $           .20           $            .22
                                                                   ======================      =====================


Note 3.     Audit

      The Internal Revenue Service has completed its audit of the Company's tax return for 1995. The Company was not assessed for any additional tax having received a no change letter for the applicable period.

Note 4.     Income Taxes

      Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 37% to income before income taxes primarily due to state income taxes, net of federal income tax effect, which were approximately 2.1% higher in the quarter ended March 31, 1999, as compared with the quarter ended March 31, 1998.

Note 5.     Recent Accounting Pronouncement

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company grew its revenue 22.5%, to $97.8 million in the three months ended March 31, 1999, from $79.8 million during the same period of 1998. The Company's pretax margin increased to 5.6% of revenue from 5.4% of revenue. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period. In addition to internal growth, the Company completed two acquisitions during 1998. In August 1998, the Company acquired certain assets of Gouge Trucking, Inc., a $4 million annual revenue carrier located in North Carolina. In October 1998, the Company purchased all of the outstanding capital stock of Southern Refrigerated Transportation, Inc., ("SRT"), a $23 million annual revenue carrier based in southwest Arkansas. Additionally, the Company formed a new division, Covenant Transport Logistics, in October 1998. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers. (*)

The Company has increased net income approximately 21.5%, to $3.2 million in the three months ended March 31, 1999, from $2.7 million during the same period of 1998. Several factors contributed to the increase, including declining fuel prices and negotiating higher freight rates from customers. Although higher driver compensation partially offset the increased freight rates, management believes the Company benefited from attracting and retaining more drivers.

Changes in several operating statistics and expense categories are expected to result from actions the Company took in 1997 and 1998. The operations of Bud Meyer Truck Lines, acquired in 1997, and SRT use predominately single-driver tractors, as opposed to the primarily team-driver tractor fleet operated by Covenant's long-haul, dry van operation. The single driver fleets operate fewer miles per tractor and experience more empty miles. In addition, Bud Meyer's operations must bear additional expenses of fuel for refrigeration units, pallets, and depreciation and interest expense of more expensive trailers associated with temperature-controlled service. The additional expenses and lower productive miles are offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. The Company's operating statistics and expenses are expected to shift in future periods with the mix of single, team, and temperature-controlled operations.

The Company initiated the use of owner-operators of tractors in 1997 and had contracted with approximately 211 owner-operators as of March 31, 1999. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed lease payment per mile. The Company does not have the capital outlay of purchasing the tractor. As of March 31, 1999, the Company had financed approximately 577 tractors under operating leases as compared to 316 tractors under operating leases as of March 31, 1998. The lease payments to owner-operators and the financing of tractors under operating leases appear as operating leases under revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, communications, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company intends to evaluate its efficiency using pretax margin and net margin rather than operating ratio.

The following table sets forth the percentage relationship of certain items to revenue for the three months ended March 31:

                                                             1998                   1999
                                                       ----------------        -----------------
      Revenue                                               100.0%                 100.0%
      Operating expenses:
        Salaries, wages, and related expenses                44.1                   45.9
        Fuel, oil, and road expenses                         20.0                   17.7
        Revenue equipment rentals and purchased
           transportation                                     6.3                    8.3
        Repairs                                               2.4                    2.0
        Operating taxes and licenses                          2.9                    2.5
        Insurance                                             3.0                    2.9
        General supplies and expenses                         5.6                    5.6
        Depreciation and amortization                         8.5                    8.2
                                                       ----------------        -----------------
          Total operating expenses                           92.8                   93.1
                                                       ----------------        -----------------
          Operating income                                    7.2                    6.9
      Interest expense                                        1.8                    1.3
                                                       ----------------        -----------------
      Income before income taxes                              5.4                    5.6
      Income tax expense                                      2.1                    2.2
                                                       ================        =================
      Net income                                              3.4%                   3.3%
                                                       ================        =================

                COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999
                      TO THREE MONTHS ENDED MARCH 31, 1998

Revenue increased $17.9 million (22.5%), to $97.8 million in the 1999 period from $79.8 million in the 1998 period. The revenue increase was primarily generated by a 25.3% increase in weighted average tractors, to 2,662 during the 1999 period from 2,125 during the 1998 period, as the Company expanded internally to meet demand from new customers and higher volume from existing customers, as well as externally through the acquisitions of Gouge Trucking, Inc. and SRT during August and October of 1998, respectively. The Company's average revenue per loaded mile increased to approximately $1.18 during the 1999 period from $1.15 during the 1998 period. The increase was attributable to per-mile rate increases negotiated by the Company. The increase in average revenue per loaded mile more than offset an increase in empty miles percentage. Revenue per total mile increased to $1.09 in the 1999 period from $1.08 in the 1998 period.

     Salaries, wages, and related expenses increased $9.6 million (27.2%), to $44.8 million in the 1999 period from $35.2 million in the 1998 period. As a percentage of revenue, salaries, wages, and related expenses increased to 45.9% in the 1999 period from 44.1% in the 1998 period. Driver wages as a percentage of revenue increased to 32.7% in the 1999 period from 31.5% in the 1998 period as the use of owner-operators partially offset a $.025 pay increase that went into effect in April 1998. The Company also experienced an increase in non-driving employee payroll expense to 6.1% of revenue in the 1999 period from 5.3% of revenue in the 1998 period due to the start up of Covenant Transport Logistics and the acquisition of SRT.

Fuel, oil, and road expenses increased $1.4 million (8.9%), to $17.3 million in the 1999 period from $15.9 million in the 1998 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 17.7% of revenue in the 1999 period from 20.0% in the 1998 period primarily as a result of improved fuel prices during the 1999 period as well as the increased use of owner-operators who pay for fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category.

Revenue equipment rentals and purchased transportation increased $3.2 million (63.2%), to $8.2 million in the 1999 period from $5.0 million in the 1998 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 8.3% in the 1999 period from 6.3% in the 1998 period. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company increased the fleet size of owner-operators during the 1999 period (averaged 197 in the 1999 period compared to 116 in the 1998 period). The Company also entered into additional operating leases. During the 1999 period, 577 tractors were leased compared to 316 leased tractors during the 1998 period.

Repairs remained constant at $1.9 million in the 1999 and 1998 periods. As a percentage of revenue, repairs returned to more normal levels at 2.0% in the 1999 period from 2.4% in the 1998 period. The 1998 increase was primarily the result of costs related to the preparation of certain equipment for trade-in following the Bud Meyer Truck Lines, Inc. acquisition. The gain on sale of equipment in the first quarter of 1998 partially offset the increased expense.(*)

Operating taxes and license increased approximately $90,000 (3.9%), to $2.4 million in the 1999 period from $2.3 million in the 1998 period. As a percent of revenue, operating taxes and licenses returned to more normal levels at 2.5% in the 1999 period from 2.9% in the 1998 period. The 1998 expense as a percent of revenue was elevated by an unusual concentration of permits that normally would be issued over two quarters.(*)

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $0.4 million (15.3%), to $2.8 million in the 1999 period from $2.4 million in the 1998 period. As a percentage of revenue, insurance decreased to 2.9% in the 1999 period from 3.0% in the 1998 period, as the Company continued to reduce premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $1.1 million (25.8%), to $5.6 million in the 1999 period from $4.4 million in the 1998 period. As a percentage of revenue, general supplies and expenses remained constant at 5.6% in the 1999 and 1998 periods.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.2 million (17.7%), to $8.0 million in the 1999 period from $6.8 million in 1998 period. As a percentage of revenue, depreciation and amortization decreased to 8.2% in the 1999 period from 8.5% in the 1998 period as the Company utilized more owner-operators and leased more revenue equipment through operating leases. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995 and one 1998 asset acquisitions, as well as goodwill from two 1997 and two 1998 acquisitions.

Interest expense decreased $0.2 million (11.0%), to $1.3 million in the 1999 period from $1.5 million in the 1998 period. As a percentage of revenue, interest expense decreased to 1.3% in the 1999 period from 1.8% in the 1998

period,   as  the  Company  financed  more  equipment  under  operating  leases, contracted with more owner-operators during the 1999 period, and benefited from an improvement in cash from operations.

As a result of the foregoing, the Company's pretax margin improved to 5.6% in the 1999 period versus 5.4% in the 1998 period.

The Company's effective tax rate was 40.2% in the 1999 period compared with 38.1% in the 1998 period reflecting increased state income taxes in the 1999 period.

Primarily as a result of the factors described above, net income increased $0.6 million (21.5%), to $3.2 million in the 1999 period (3.3% of revenue) from $2.7 million in the 1998 period (3.4% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and a small portion with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at March 31, 1999, were funds provided by operations and borrowings under its primary credit agreement, which had maximum available borrowing of $100.0 million at March 31, 1999 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs.(*)

The Company's primary sources of cash flow from operations in the 1999 period were net income increased by depreciation and amortization and accounts payable and accrued expenses. The most significant use of cash provided by operations was to fund prepaid expenses (primarily permits for revenue equipment). Net cash provided by operating activities was $17.7 million in the 1999 period and $7.0 million in the 1998 period. The increase in the 1999 period resulted from a higher payables level caused by timing of the month end in March and an improvement in the cash flows of recievables.

Net cash used in investing activities was $8.2 million and $19.9 million in the 1999 and 1998 periods, respectively. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. The Company expects to expend an additional $52 million on capital expenditures during the remainder of 1999. Total projected capital expenditures, net of trade-ins, for 1999 are expected to be $60 million excluding the effect of any potential acquisitions.(*)

Net cash used in financing activities of $11.6 million in the 1999 period related primarily to repayment of debt under borrowings under the Credit Agreement. This compared with net cash provided by financing activities of $17.7 million in the 1998 period. At March 31, 1999, the Company had outstanding debt of $74.6 million, primarily consisting of approximately $43.0 million drawn under the Credit Agreement, $25.0 million in 10-year senior notes, $3.0 million in interest bearing note to the former primary stockholder of SRT related to the acquisition, $3.1 million in term equipment financing, and $0.5 million in notes related to non-compete agreements. Interest rates on this debt range from 5.3% to 10.8%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $100.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $55.0 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee of 0.25% per annum is due on the daily unused portion of the Credit Agreement. The Company, including all subsidiaries, are parties to the Credit Agreement and related documents.

The Credit Agreement revolves for 1999 and then has a four-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning in 2000 if not renewed. The Company renewed the loan in December 1997 and anticipates renewing the Credit Agreement on an annual basis. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.325% and 0.75% based on cash flow coverage. At March 31, 1999, the margin was 0.425%. The Company has entered into an interest rate swap agreement that fixes the interest rate on $10 million of borrowing under the Credit Agreement at a rate of 5.95% plus applicable margin. The $10 million swap agreement will expire October 29, 1999.(*)

In October 1995, the Company placed $25 million in 10-year senior notes with an insurance company. The notes bear interest at 7.39%, payable semi-annually, and mature on October 1, 2005. Principal payments are due in equal annual installments beginning in the seventh year of the notes. Proceeds of the notes were used to reduce borrowings under the Credit Agreement.

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement entered into in 1996, contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flows, acquisitions and dispositions, and total indebtedness. All of these instruments re cross-defaulted. The Company was in compliance with the agreements at March 31, 1999.

YEAR 2000

The Year 2000 ("Y2K") issue concerns the inability of computer systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications, and other date-sensitive equipment and has hired a nationally-recognized consulting firm to perform a status study of the Company's processes and activities related to the Company's Y2K project. All known remediation efforts and testing of systems/equipment are expected to be completed by July 30, 1999. The cost of the assessment and remediation efforts for the modifications and updates to existing software is estimated to be approximately $250,000. The Company is also in the process of monitoring the progress of material third parties, including shippers and suppliers, in their efforts to become Y2K compliant and expects this project to be completed by July 30, 1999.(*)

The Company's primary information technology systems ("IT Systems") include hardware and software for billing, dispatch, electronic data interchange
("EDI"), fueling, payroll, telephone, vehicle maintenance, inventory, and satellite communications systems. The majority of the Company's IT Systems are purchased from and maintained by third parties. A primary IT System designed by a third party is the satellite tracking system, which tracks equipment locations, provides dispatch and routing information, and allows in-cab communications with drivers. The Company's operating system that manages payroll, billing, and dispatch was purchased from the supplier in March 1999 on a long term lease. The Company's financial reporting system is provided by a third party. The Company has been informed by the providers of these systems that they are Y2K compliant. Another significant IT System provided by a third party transmits payroll funds to drivers and allows drivers to purchase fuel and other items outside the Company's terminal locations. The Company has been informed by this provider that it expects to be Y2K compliant by June 30, 1999. Although the Company believes it is Y2K compliant in its EDI applications, the Company has not completed its review of Y2K compliance of EDI applications of its shippers.

The Company has reviewed its risks associated with microprocessors embedded in facilities and equipment ("Non-IT Systems"). The primary Non-IT Systems includes microprocessors in tractor engines and other components, terminal facilities, satellite communications units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such equipment is relatively new and was designed to be Y2K compliant. The Company is continuing to assess its Non-IT Systems in its terminal facilities but believes that the risk of a service-interrupting failure in these systems is low.(*)

The Company could be faced with severe consequences if Y2K issues are not identified and resolved in a timely manner by the Company and material third parties. The Company's primary risk relating to Y2K compliance is the possibility of service disruption from third-party suppliers of satellite communications, telephone, fueling, and financial services. A worst-case scenario would result in the short term inability of the Company to deliver freight for its shippers. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by June 30, 1999.(*)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.


COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first quarter of 1999, diesel fuel expenses represented 16.1% of the Company's total operating expenses. The Company uses derivative instruments, including purchased commitments through suppliers, to reduce a portion of its exposure to fuel price fluctuations. At March 31, 1999, the notional amount for purchased commitments for the remainder of 1999 was 9.0 million gallons. Net unrealized losses were approximately $0.3 million. At March 31, 1999, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.046 per gallon. At March 31, 1999, a ten percent change in the price of fuel would eliminate any 1999 net unrealized losses and create a net unrealized gain of approximately $630,000.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 0.75%. At March 31, 1999, the Company had drawn $43.0 million under the Credit Agreement. Approximately $33.0 million was subject to variable rates and the remaining $10.0 million was subject to an interest rate swap that fixed the interest rate at 5.95% plus applicable margin per annum. The swap expires October 29, 1999. Considering the effect of the interest rate swap and all debt outstanding, each one-percentage point increase in LIBOR would increase the Company's pretax interest expense by $325,000.

The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings.

            None

Items 2, 3, 4, and 5. Not applicable.

Item 6.     Exhibits and reports on Form 8-K.
            (a) Exhibits
Exhibit
Number      Description
3.1+        Restated Articles of Incorporation.
3.2+        Amended By-Laws dated September 27, 1994.
4.1+        Restated Articles of Incorporation.
4.2+        Amended By-Laws dated September 27, 1994.
10.1++      Credit Agreement dated January 17, 1995,  among Covenant  Transport,
            Inc., a Tennessee  corporation,  ABN-AMRO Bank N.V.,  as agent,  and certain other banks, filed as Exhibit 10.
10.2+       Incentive Stock Plan, filed as Exhibit 10.9.
10.3+       401(k) Plan, filed as Exhibit 10.10.
10.4+++     Note  Purchase  Agreement  dated  October 15, 1995,  among  Covenant
            Transport, Inc., a  Tennessee corporation and  CIG & Co.,  filed  as
            Exhibit 10.12.
10.5+++     First  Amendment to Credit  Agreement  and Waiver dated  October 15,
            1995, filed as Exhibit 10.13.
10.6++++    Participation   Agreement  dated  March  29,  1996,  among  Covenant
            Transport, Inc., a Tennessee corporation,  Lease Plan USA, Inc., and
            ABN-AMRO Bank, N.V., Atlanta Agency, filed as Exhibit 10.14.
10.7++++    Second  Amendment  to Credit  Agreement  and Waiver  dated April 12,
            1996, filed as Exhibit 10.15.
10.8++++    First Amendment to Note Purchase Agreement and Waiver dated April 1,
            1996, filed as Exhibit 10.16.
10.9+++++   Third  Amendment  to Credit  Agreement  and Waiver  dated March 31,
            1997, filed as Exhibit 10.11.
10.10+++++  Waiver to Note  Purchase  Agreement  dated March 31, 1997,  filed as
            Exhibit 10.12.
10.11#      Second Amendment to Note Purchase Agreement dated December 30, 1997, filed as Exhibit 10.19.
10.12#      Fourth Amendment to Credit Agreement dated  December 31, 1997, filed as Exhibit 10.20.
10.13#      Stock Purchase Agreement made and entered into as of October 10,
            1997, by and among Covenant Transport, Inc., a Nevada corporation;
            Russell Meyer; and Bud Meyer Truck Lines, Inc., a Minnesota
            corporation, filed as Exhibit 10.21.
10.14##     Stock  Purchase  Agreement  made and entered  into as of October 15,
            1998, by and among Covenant  Transport,  Inc., a Nevada corporation;
            Smith   Charitable    Remainder   Trust,    Southern    Refrigerated
            Transportation,  Inc.,  an Arkansas corporation,  and Tony and Kathy
            Smith, husband and wife and residents of Arkansas,  filed as Exhibit
            10.22.
27          Financial Data Schedule.
+           Filed as an exhibit to the registrant's Registration Statement on
            Form S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
++          Filed as an exhibit to the  registrant's  Form 10-Q for the  quarter ended March 31, 1995, and incorporated herein by reference.
+++                Filed as an  exhibit  to the  registrant's  Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
++++        Filed as an exhibit to the  registrant's  Form 10-Q for the  quarter ended March 31, 1996, and incorporated herein by reference.
+++++       Filed as an exhibit to the  registrant's  Form 10-Q for the  quarter ended March 31, 1997, and incorporated herein by reference.

# Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended December 31, 1997, and incorporated herein by reference.
## Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.

            (b) No reports on Form 8-K have been filed  during the  quarter  for which this report is filed.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVENANT TRANSPORT, INC.


Date: May 13, 1999                  /s/ Joey B. Hogan
                                    -----------------

                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer