Form 10-Q
period 1999-06-30
COVENANT TRANSPORT INC
filed 1999-08-12
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004





                                    FORM 10-Q

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                  YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 1999).

           Class A Common Stock, $.01 par value: 12,561,550 shares
           Class B Common Stock, $.01 par value:   2,350,000 shares

Exhibit Index is on Page 14

                                     PART I
                              FINANCIAL INFORMATION




                                                                          Page
                                                                          Number
Item 1. Financial statements

        Condensed Consolidated Balance Sheets as of December 31, 1998          3
              and June 30, 1999 (Unaudited)

        Condensed Consolidated Statements of Income for the three and          4
              and six months ended June 30, 1998 and 1999 (Unaudited)

        Condensed Consolidated Statements of Cash Flows for the six            5
              months ended June 30, 1998 and 1999 (Unaudited)

        Notes to Condensed Consolidated Financial Statements (Unaudited)       6


Item 2. Management's Discussion and Analysis of Financial Condition            8
          and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk            13





                                     PART II
                                OTHER INFORMATION


                                                                          Page
                                                                          Number

Item 1.    Legal Proceedings                                                  14


Items 2 and 3.  Not applicable                                                14


Item 4.   Submission of Matters to a vote of Security Holders                 14


Item 5.   Not applicable                                                      14


Item 6.   Exhibits and reports on Form 8-K                                    14



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                 December 31,                    June 30,
                                                                                     1998                          1999
                                                                               -----------------             -----------------
                                    ASSETS                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                                       $       2,926                     $     763

  Accounts receivable, net of allowance of $1,065 in 1998 and
    $1,024 in 1999                                                                       51,789                        51,493
  Drivers' advances and other receivables                                                 2,476                         3,246
  Tire and parts inventory                                                                1,929                         2,507
  Prepaid expenses                                                                        5,325                         7,672
  Deferred income taxes                                                                   1,674                         1,836
                                                                               -----------------             -----------------
Total current assets                                                                     66,119                        67,517

Property and equipment, at cost                                                         282,358                       280,062
Less accumulated depreciation and amortization                                           81,821                        77,680
                                                                               -----------------             -----------------
Net property and equipment                                                              200,537                       202,382

Other                                                                                     6,303                         6,194
                                                                               -----------------             -----------------

Total assets                                                                        $   272,959                   $   276,093
                                                                               =================             =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks outstanding in excess of bank balances                                               -                           833
  Current maturities of long-term debt                                                    1,943                         1,249
  Accounts payable                                                                        3,485                         9,333
  Accrued expenses                                                                       14,318                        13,292
                                                                               -----------------             -----------------
Total current liabilities                                                               19,747                         24,707

Long-term debt, less current  maturities                                                 84,331                        71,594
Deferred income taxes                                                                    27,359                        29,068
                                                                               -----------------             -----------------
Total liabilities                                                                       131,437                       125,693

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized;
12,560,250 and 12,561,550 shares issued and outstanding as of 1998 and 1999,                126                           126
respectively
Class B common stock, $.01 par value; 5,000,000 shares authorized;
2,350,000 shares issued and outstanding as of 1998 and 1999                                  24                            24
Additional paid-in-capital                                                               78,261                        78,281
Retained earnings                                                                        63,112                        72,293
                                                                               -----------------             -----------------
Total stockholders' equity                                                              141,522                       150,724
                                                                               -----------------             -----------------
Total liabilities and stockholders' equity                                          $   272,959                   $   276,093
                                                                               =================             =================


The accompanying notes are an integral part of these consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                      (In thousands except per share data)

                                                            Three months ended                        Six months ended
                                                                  June 30,                                June 30,
                                                                (unaudited)                             (unaudited)
                                                             1998              1999                   1998             1999
                                                             ----              ----                   ----             ----
Revenue                                                    $ 89,010         $ 113,211              $ 168,834        $ 210,975
Operating expenses:
  Salaries, wages, and related expenses                      39,907            48,320                 75,149           93,156
  Fuel, oil and road expenses                                16,334            20,484                 32,256           37,821
  Revenue equipment rentals and purchased
    Transportation                                            5,429            10,924                 10,431           19,085
  Repairs                                                     1,809             2,431                  3,643            4,374
  Operating taxes and licenses                                2,062             2,750                  4,379            5,157
  Insurance                                                   2,304             2,854                  4,818            5,648
  General supplies and expenses                               5,002             5,776                  9,441           11,361
  Depreciation and amortization, including gain
on                                                            7,262             8,560                 14,035           16,531
     disposal of equipment
                                                      --------------    --------------         --------------   --------------
    Total operating expenses                                 80,110           102,099                154,152          193,133
                                                      --------------    --------------         --------------   --------------
    Operating income                                          8,901            11,112                 14,682           17,842
Interest expense                                              1,542             1,225                  3,003            2,525
                                                      --------------    --------------         --------------   --------------
Income before income taxes                                    7,358             9,887                 11,679           15,317
Income tax expense                                            2,799             3,955                  4,444            6,136
                                                      ==============    ==============         ==============   ==============
Net income                                                 $  4,559          $  5,932                $ 7,235         $  9,181
                                                      ==============    ==============         ==============   ==============

Basic earnings per share                                   $   0.32          $   0.40               $   0.52         $   0.62

Diluted earnings per share                                 $   0.32          $   0.40               $   0.52         $   0.61

Weighted average shares outstanding                          14,392            14,912                 13,877           14,912

Adjusted weighted average shares and assumed
  conversions outstanding                                    14,413            14,966                 13,901           15,015


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (In thousands)

                                                                             Six months ended              Six months ended
                                                                              June 30, 1998                 June 30, 1999
                                                                           ---------------------         ---------------------
                                                                                 (unaudited)                   (unaudited)
Cash flows from operating activities:
Net income                                                                         $      7,235                  $      9,181
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for losses on receivables                                                   180                           149
      Depreciation and amortization                                                      15,668                        16,715
      Deferred income tax expense                                                         1,965                         1,547
      Gain on disposition of property and equipment                                     (1,633)                         (184)
Changes in operating assets and liabilities:
      Receivables and advances                                                          (8,485)                         (785)
      Prepaid expenses                                                                  (3,264)                       (2,347)
      Tire and parts inventory                                                            (468)                         (578)
      Accounts payable and accrued expenses                                               1,347                         4,821
                                                                           ---------------------         ---------------------
Net cash flows provided by operating activities                                          12,545                        28,520

Cash flows from investing activities:
      Acquisition of property and equipment                                            (57,231)                      (43,697)
      Proceeds from disposition of property and equipment                                17,906                        25,592
                                                                           ---------------------         ---------------------
Net cash flows used in investing activities                                            (39,325)                      (18,105)

Cash flows from financing activities:
     Changes in checks outstanding in excess of bank
        balances                                                                              -                           833
     Exercise of stock option                                                                67                            20
     Proceeds from issuance of long-term debt                                            38,000                        25,000
     Repayments of long-term debt                                                      (41,337)                      (38,431)
     Proceeds from equity offering                                                       27,551                             -
                                                                           ---------------------         ---------------------
Net cash flows provided by/(used in) financing activities                              24,281                      (12,578)
                                                                           ---------------------         ---------------------

Net change in cash and cash equivalents                                                 (2,499)                       (2,163)

Cash and cash equivalents at beginning of period                                          2,610                         2,926
                                                                           ---------------------         ---------------------

Cash and cash equivalents at end of period                                           $      111                   $       763
                                                                           =====================         =====================

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

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

                                                                       Three months                     Six months ended
                                                                      ended June 30,                        June 30,
                                                                   1998            1999               1998            1999
                                                                   ----            ----               ----            ----
Numerator:

  Net Income                                                       $ 4,560         $ 5,932            $ 7,235         $ 9,181

Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                             14,392          14,912             13,877          14,912

Effect of dilutive securities:

  Employee stock options                                                21              54                 24             103
                                                                 ----------      ----------         ----------      ----------


Denominator for diluted earnings per share - adjusted
weighted-average shares and assumed conversions
                                                                    14,413          14,966             13,901          15,015
                                                                 ==========      ==========         ==========      ==========

Basic earnings per share                                            $  .32          $  .40             $  .52          $  .62
                                                                 ==========      ==========         ==========      ==========

Diluted earnings per share                                          $  .32          $  .40             $  .52          $  .61
                                                                 ==========      ==========         ==========      ==========

Note 3.     Income Taxes

      Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 37% to income before income taxes primarily due to state income taxes, net of federal income tax effect, which were approximately 2.0% higher in the quarter ended June 30, 1999, as compared with the quarter ended June 30, 1998.

Note 4.     Recent Accounting Pronouncement

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company may engage in hedging activities using futures, forward contracts, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates. The Company is currently assessing the effect, if any, on its financial statements of implementing SFAS No. 133. The Company will be required to adopt the standard in 2001.



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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company grew its revenue 25.0%, to $211.0 million in the six months ended June 30, 1999, from $168.8 million during the same period of 1998. The Company's pretax margin increased to 7.3% of revenue from 6.9% of revenue. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period. In addition to internal growth, the Company completed two acquisitions during 1998. In August 1998, the Company acquired certain assets of Gouge Trucking, Inc., a $4 million annual revenue carrier located in North Carolina. In October 1998, the Company purchased all of the outstanding capital stock of Southern Refrigerated Transportation, Inc., ("SRT"), a $23 million annual revenue carrier based in southwest Arkansas. Additionally, the Company formed a new division, Covenant Transport Logistics, in October 1998. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers. (*)

The Company has increased net income approximately 26.9%, to $9.2 million in the six months ended June 30, 1999, from $7.2 million during the same period of 1998. Several factors contributed to the increase, including lower fuel prices and negotiating higher freight rates from customers. Although higher driver compensation partially offset the increased freight rates, management believes the Company benefited from attracting and retaining more drivers.

Changes in several operating statistics and expense categories are expected to result from actions the Company took in 1997 and 1998. The operations of Bud Meyer Truck Lines, acquired in 1997, and SRT use predominately single-driver tractors, as opposed to the primarily team-driver tractor fleet operated by Covenant's long-haul, dry van operation. The single driver fleets operate fewer miles per tractor and experience more empty miles. In addition, Bud Meyer and SRT's operations must bear additional expenses of fuel for refrigeration units, pallets, and depreciation and interest expense of more expensive trailers associated with temperature-controlled service. The additional expenses and lower productive miles are offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. The Company's operating statistics and expenses are expected to shift in future periods with the mix of single, team, and temperature-controlled operations. (*)

The Company initiated the use of owner-operators of tractors in 1997 and had contracted with approximately 249 owner-operators as of June 30, 1999. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed lease payment per mile. The Company does not have the capital outlay of purchasing the tractor. As of June 30, 1999, the Company had financed approximately 625 tractors under operating leases as compared to 316 tractors under operating leases as of June 30, 1998. The lease payments to owner-operators and the financing of tractors under operating leases appear as operating leases under revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company intends to evaluate its efficiency using pretax margin and net margin rather than operating ratio.

The following table sets forth the percentage relationship of certain items to revenue for the three and six months ended June 30:

                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                          1998              1999                   1998             1999
                                                     ---------------   ---------------        ---------------  ---------------
      Revenue                                                100.0%            100.0%                 100.0%           100.0%
      Operating expenses:
        Salaries, wages, and related expenses                  44.8              42.7                   44.5             44.2
        Fuel, oil, and road expenses                           18.4              18.1                   19.1             17.9
        Revenue equipment rentals and purchased
          transportation                                        6.1               9.6                    6.2              9.0
        Repairs                                                 2.0               2.1                    2.2              2.1
        Operating taxes and licenses                            2.3               2.4                    2.6              2.4
        Insurance                                               2.6               2.5                    2.8              2.7
        General supplies and expenses                           5.6               5.1                    5.6              5.4
        Depreciation and amortization                           8.2               7.6                    8.3              7.8
                                                     ---------------   ---------------        ---------------  ---------------
          Total operating expenses                             90.0              90.2
                                                     ---------------   ---------------        ---------------  ---------------
          Operating income                                     10.0               9.8                    8.7              8.5
      Interest expense                                          1.7               1.1                    1.8              1.2
                                                     ---------------   ---------------        ---------------  ---------------
      Income before income taxes                                8.3               8.7                    6.9              7.3
      Income tax expense                                        3.2               3.5                    2.6              2.9
                                                     ===============   ===============        ===============  ===============

      Net income                                               5.1%              5.2%                   4.3%             4.4%
                                                     ===============   ===============        ===============  ===============

COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

Revenue increased $24.2 million (27.2%), to $113.2 million in the 1999 period from $89.0 million in the 1998 period. The revenue increase was primarily generated by a 22.7% increase in weighted average tractors, to 2,782 during the 1999 period from 2,268 during the 1998 period, as the Company expanded internally to meet demand from new customers and higher volume from existing customers, as well as externally through the acquisitions of Gouge Trucking, Inc. and SRT during August and October of 1998, respectively. The Company's revenue per tractor per week increased 4.9%, to $3,167 in the 1999 quarter from $3,019 in the 1998 quarter as a result of improved equipment utilization and a slight increase in revenue per total mile.

Salaries, wages, and related expenses increased $8.4 million (21.1%), to $48.3 million in the 1999 period from $39.9 million in the 1998 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 42.7% in the 1999 period from 44.8% in the 1998 period. Driver wages as a percentage of revenue decreased to 30.8% in the 1999 period from 32.9% in the 1998 period as the Company utilized more owner-operators. The Company experienced an increase in non-driving employee payroll expense to 5.7% of revenue in the 1999 period from 5.3% of revenue in the 1998 period due to the start up of Covenant Transport Logistics and the acquisition of SRT.

Fuel, oil, and road expenses increased $4.2 million (25.4%), to $20.5 million in the 1999 period from $16.3 million in the 1998 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 18.1% of revenue in the 1999 period from 18.4% in the 1998 period. The increased use of owner-operators who pay for their own fuel purchases more than offset an approximately four cent per gallon increase in the average price of fuel versus the prior period. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category.

Revenue equipment rentals and purchased transportation increased $5.5 million (101.2%), to $10.9 million in the 1999 period from $5.4 million in the 1998 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 9.6% in the 1999 period from 6.1% in the 1998 period. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company increased the fleet size of owner-operators during the 1999 period (averaged 249 in the 1999 period compared to 120 in the 1998 period, a increase of 107.5%). The Company also entered into additional operating leases. During the 1999 period, 622 tractors were leased compared to 316 leased tractors during the 1998 period.

Repairs increased $0.7 million (34.4%), to $2.4 million in the 1999 period from $1.8 million in the 1998 period. As a percentage of revenue, repairs increased to 2.1% in the 1999 period from 2.0% in the 1998 period. The 1999 increase was primarily the result of costs related to the preparation of certain equipment for trade-in following the SRT, Inc. acquisition.

Operating taxes and licenses increased approximately $0.7 million (33.4%), to $2.8 million in the 1999 period from $2.1 million in the 1998 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.4% in the 1999 period and 2.3% in the 1998 period.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $0.6 million (23.9%), to $2.9 million in the 1999 period from $2.3 million in the 1998 period. As a percentage of revenue, insurance remained essentially constant at 2.5% in the 1999 period and 2.6% in the 1998 period.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $0.8 million (15.5%), to $5.8 million in the 1999 period from $5.0 million in the 1998 period. As a percentage of revenue, general supplies and expenses decreased to 5.1% in the 1999 period from 5.6% in the 1998 period. The 1999 decrease is primarily related to the fixed nature of a portion of these costs, which was more effectively spread over higher revenues.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.3 million (17.9%), to $8.6 million in the 1999 period from $7.3 million in 1998 period. As a percentage of revenue, depreciation and amortization decreased to 7.6% in the 1999 period from 8.2% in the 1998 period as the Company utilized more owner-operators and leased more revenue equipment through operating leases. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995 and one 1998 asset acquisitions, as well as goodwill from two 1997 and two 1998 acquisitions.

Interest expense decreased $0.3 million (20.6%), to $1.2 million in the 1999 period from $1.5 million in the 1998 period. As a percentage of revenue, interest expense decreased to 1.1% in the 1999 period from 1.7% in the 1998
period,   as  the  Company  financed
more equipment under operating leases, contracted with more owner-operators during the 1999 period, and benefited from an improvement in cash from operations.

As a result of the foregoing, the Company's pretax margin improved to 8.7% in the 1999 period versus 8.3% in the 1998 period.

The Company's effective tax rate was 40.0% in the 1999 period compared with 38.0% in the 1998 period reflecting increased state income taxes in the 1999 period.

Primarily as a result of the factors described above, net income increased $1.4 million (30.1%), to $5.9 million in the 1999 period (5.2% of revenue) from $4.6 million in the 1998 period (5.1% of revenue).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

Revenue increased $42.1 million (25.0%), to $211.0 million in the 1999 period from $168.8 million in the 1998 period. The revenue increase was primarily generated by a 23.9% increase in weighted average tractors, to 2,722 during the 1999 period from 2,197 during the 1998 period, as the Company expanded internally to meet demand from new customers and higher volume from existing customers, as well as externally through the acquisitions of Gouge Trucking, Inc. and SRT during August and October of 1998, respectively. The Company's revenue per tractor per week increased 1.5%, to $3,015 in the 1999 period from $2,972 in the 1998 period, as a result of a one cent per total mile increase in freight rates and improved equipment utilization.

Salaries, wages, and related expenses increased $18.0 million (24.0%), to $93.2 million in the 1999 period from $75.1 million in the 1998 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 44.2% in the 1999 period from 44.5% in the 1998 period. Driver wages as a percentage of revenue decreased to 31.7% in the 1999 period from 32.2% in the 1998 period as the use of owner-operators more than offset a $.025 pay increase that went into effect in April 1998. The Company experienced an increase in non-driving employee payroll expense to 5.9% of revenue in the 1999 period from 5.3% of revenue in the 1998 period due to the start up of Covenant Transport Logistics and the acquisition of SRT.

Fuel, oil, and road expenses increased $5.6 million (17.3%), to $37.8 million in the 1999 period from $32.3 million in the 1998 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 17.9% of revenue in the 1999 period from 19.1% in the 1998 period primarily as a result of the increased use of owner-operators who pay for fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category.

Revenue equipment rentals and purchased transportation increased $8.7 million (83.0%), to $19.1 million in the 1999 period from $10.4 million in the 1998 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 9.0% in the 1999 period from 6.1% in the 1998 period. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner operators are utlized. The Company increased the fleet size of owner-operators during the 1999 period (averaged 218 in the 1999 period compared to 118 in the 1998 period, a increase of 84.7%). The Company also entered into additional operating leases. During the 1999 period, 622 tractors were leased compared to 316 leased tractors during the 1998 period.

Repairs increased $0.8 million (20.1%), to $4.4 million in the 1999 period from $3.6 million in the 1998 period. As a percentage of revenue, repairs remained essentially constant at 2.1% in the 1999 period and 2.2% in the 1998 period.

Operating taxes and licenses increased approximately $0.8 million (17.8%), to $5.2 million in the 1999 period from $4.4 million in the 1998 period. As a percent of revenue, operating taxes and licenses decreased to 2.4% in the 1999 period from 2.6% in the 1998 period.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $0.8 million (17.2%), to $5.6 million in the 1999 period from $4.8 million in the 1998 period. As a percentage of revenue, insurance remained essentially constant at 2.7% in the 1999 period and 2.8% in the 1998 period.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $1.9 million (20.3%), to $11.4 million in the 1999 period from $9.4 million in the 1998 period. As a percentage of revenue, general supplies and expenses decreased to 5.4% in the 1999 period from 5.6% in the 1998 period. The 1999 decrease is primarily related to the fixed nature of a portion of these costs, which was more effectively spread over higher revenues.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $2.5 million (17.8%), to $16.5 million in the 1999 period from $14.0 million in 1998 period. As a percentage of revenue, depreciation and amortization decreased to 7.8% in the 1999 period from 8.3% in the 1998 period as the Company utilized more owner-operators and leased more revenue equipment through operating leases. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995 and one 1998 asset acquisitions, as well as goodwill from two 1997 and two 1998 acquisitions.

Interest expense decreased $0.5 million (15.9%), to $2.5 million in the 1999 period from $3.0 million in the 1998 period. As a percentage of revenue, interest expense decreased to 1.2% in the 1999 period from 1.8% in the 1998 period, as the Company financed more equipment under operating leases, contracted with more owner-operators during the 1999 period, and benefited from an improvement in cash from operations.

As a result of the foregoing, the Company's pretax margin improved to 7.3% in the 1999 period versus 6.9% in the 1998 period.

The Company's effective tax rate was 40.1% in the 1999 period compared with 38.0% in the 1998 period reflecting increased state income taxes in the 1999 period.

Primarily as a result of the factors described above, net income increased $1.9 million (26.9%), to $9.2 million in the 1999 period (4.4% of revenue) from $7.2 million in the 1998 period (4.3% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and a small portion with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at June 30, 1999, were funds provided by operations and borrowings under its primary credit agreement, amended June 18, 1999, which had maximum available borrowing of $130.0 million at June 30, 1999 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs. (*)

The Company's primary sources of cash flow from operations in the 1999 period were net income increased by depreciation and amortization and accounts payable and accrued expenses. Net cash provided by operating activities was $28.5 million in the 1999 period and $12.5 million in the 1998 period. The increase in the 1999 period resulted from a significant improvement in the cash flow of receivables and a higher payables level caused by timing of the month end in June.

Net cash used in investing activities was $18.1 million and $39.3 million in the 1999 and 1998 periods, respectively. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. The decrease in the 1999 period as compared to the 1998 period resulted from the Company's entering into more operating leases and increasing its fleet through the use of owner-operators who provide a tractor. The Company expects to expend approximately an additional $27.0 million on capital expenditures during the remainder of 1999 (excluding planned operating leases of equipment). Total projected capital expenditures for 1999 are expected to be approximately $45.0 million excluding operating leases and the effect of any potential acquisitions. (*)

Net cash used in financing activities of $12.6 million in the 1999 period related primarily to repayment of debt under borrowings under the Credit Agreement. This compared with net cash provided by financing activities of $24.3 million in the 1998 period. At June 30, 1999, the Company had outstanding debt of $72.8 million, primarily consisting of approximately $42.0 million drawn under the Credit Agreement, $25.0 million in 10-year senior notes, $3.0 million in an interest bearing note to the former primary stockholder of SRT related to the acquisition, $2.1 million in term equipment financing, and $0.7 million in notes related to non-compete agreements. Interest rates on this debt range from 5.7% to 10.8%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $130.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.125% and 0.275% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. The Company, including all subsidiaries, are parties to the Credit Agreement and related documents.

The Company renewed the loan in June 1999. The Credit Agreement revolves through December 31, 2000 and then has a three-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in 12 equal quarterly installments beginning in 2001 if not renewed. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.55% and 0.925% based on cash flow coverage. At June 30, 1999, the margin was 0.60%. The Company has an interest rate swap agreement that fixes the interest rate on $10 million of borrowing under the Credit Agreement at a rate of 5.95% plus applicable margin. The $10 million swap agreement will expire October 29, 1999.

In October 1995, the Company placed $25 million in 10-year senior notes with an insurance company. The notes bear interest at 7.39%, payable semi-annually, and mature on October 1, 2005. Principal payments are due in equal annual installments beginning in the seventh year of the notes. Proceeds of the notes were used to reduce borrowings under the Credit Agreement.

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement entered into in 1996, contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flows, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. At June 30, 1999, the Company was in compliance with the agreements.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather creating more equipment repairs. First quarter net income historically has been lower than net income in each of the other three-quarters of the year because of the weather. The Company's equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and the Company's ability to satisfy some of that requirement. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by the Company's dry van operation. During September and October, business increases as a result of increased retail merchandise shipped in anticipation of the holidays. (*)

YEAR 2000

The Year 2000 ("Y2K") issue concerns the inability of computer systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications, and other date-sensitive equipment and has hired a nationally-recognized consulting firm to perform a status study of the Company's processes and activities related to the Company's Y2K project. All known remediation efforts and testing of mission critical systems/equipment were completed by July 31, 1999. The cost of the assessment and remediation efforts for the modifications and updates to existing software is estimated to be approximately $250,000.

The Company is also in the process of monitoring the progress of material third parties, including shippers and suppliers, in their efforts to become Y2K compliant and expects this phase to be ongoing throughout the rest of the year. The Company's primary information technology systems ("IT Systems") include hardware and software for billing, dispatch, electronic data interchange
("EDI"), fueling, payroll, telephone, vehicle maintenance, inventory, and satellite communications systems. The majority of the Company's IT Systems are purchased from and maintained by third parties. A primary IT System designed by a third party is the satellite tracking system, which tracks equipment locations, provides dispatch and routing information, and allows in-cab communications with drivers. The Company's operating system that manages payroll, billing, and dispatch was purchased from the supplier in March 1999 on a long term lease. Another significant IT System provided by a third party transmits payroll funds to drivers and allows drivers to purchase fuel and other items outside the Company's terminal locations. The Company's financial reporting system also is provided by a third party. In addition to our own completed testing, the Company has been informed by the providers of these systems that they are Y2K compliant. The Company believes it is Y2K compliant in its EDI applications. As customers will allow, the Company will be performing Y2K testing of EDI transmissions with its customers throughout the remainder of the year. (*)

The Company has reviewed its risks associated with microprocessors embedded in facilities and equipment ("Non-IT Systems"). The primary Non-IT Systems includes microprocessors in tractor engines and other components, terminal facilities, satellite communications units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such equipment is relatively new and was designed to be Y2K compliant. The Company is continuing to assess its Non-IT Systems in its terminal facilities but believes that the risk of a service-interrupting failure in these systems is low. (*)

The Company could be faced with severe consequences if Y2K issues are not identified and resolved in a timely manner by the Company and material third parties. The Company's primary risk relating to Y2K compliance is the possibility of service disruption from third-party suppliers of satellite communications, telephone, fueling, and financial services. A worst-case scenario would result in the short term inability of the Company to deliver freight for its shippers. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by August 31, 1999. (*)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first six months of 1999, diesel fuel expenses represented 16.6% of the Company's total operating expenses and 15.2% of total revenue. The Company uses derivative instruments, including purchased commitments through suppliers, to reduce a portion of its exposure to fuel price fluctuations. At June 30, 1999, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.087 per gallon. At June 30, 1999, the notional amount for purchased commitments for the remainder of 1999 was 6.0 million gallons. Net unrealized losses were approximately $100,000. At June 30, 1999, a ten percent change in the price of fuel would cause an approximately $650,000 change in losses or gains on the fuel purchase commitments.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 0.925%. At June 30, 1999, the Company had drawn $42.0 million under the Credit Agreement. Approximately $32.0 million was subject to variable rates and the remaining $10.0 million was subject to an interest rate swap that fixed the interest rate at 5.95% plus applicable margin per annum. The swap expires October 29, 1999. Considering the effect of the interest rate swap and all debt outstanding, each one-percentage point increase in LIBOR would increase the Company's pretax interest expense by $290,000.

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

Item 1.     Legal Proceedings.

            None

Items 2 and 3. Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders.

                   The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 20, 1999, for the purpose of (a) electing seven directors for one-year terms (b) ratification of the selection of PricewaterhouseCoopers LLP as independent certified public accountants for the Company and (c) amending the Company's Incentive Stock Plan to reserve an additional 651,550 shares of the Company's Class A common stock for issuance to participants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

                  The voting tabulation on the election of directors was as follows:

                                                     Shares                  Shares                      Shares
                                                     Voted                   Voted                       Voted
                                                     "FOR"                  "AGAINST"                   "ABSTAIN"

                  David R. Parker                    16,430,991                 0                         36,190
                  Michael W. Miller                  16,430,991                 0                         36,190
                  R. H. Lovin, Jr.                   16,430,991                 0                         36,190
                  Mark A. Scudder                    16,430,991                 0                         36,190
                  William T. Alt                     16,429,971                 0                         37,210
                  Hugh O. Maclellan, Jr.             16,430,991                 0                         36,190
                  Robert E. Bosworth                 16,430,991                 0                         36,190


                  The voting tabulation on the selection of accountants was 16,461,756 shares "FOR," 1,600 shares "AGAINST," and 3,825 shares "ABSTAIN."

                  The voting tabulation on amending the Company's Incentive Stock Plan was 12,724,525 shares "FOR," 3,112,255 shares "AGAINST," and 5,932 shares "ABSTAIN."

Item 5.     Not applicable

Item 6.     Exhibits and reports on Form 8-K.
            (a) Exhibits
Exhibit
Number      Description

3.1+        Restated Articles of Incorporation.
3.2+        Amended By-Laws dated September 27, 1994.
4.1+        Restated Articles of Incorporation.
4.2+        Amended By-Laws dated September 27, 1994.
10.1+       Incentive Stock Plan, filed as Exhibit 10.9.
10.2+       401(k) Plan, filed as Exhibit 10.10.
10.3++      Note  Purchase  Agreement  dated  October 15, 1995,  among  Covenant
            Transport,  Inc., a Tennessee  corporation  and CIG & Co.,  filed as
            Exhibit 10.12.
10.4+++     Participation   Agreement  dated  March  29,  1996,  among  Covenant
            Transport, Inc., a Tennessee corporation,  Lease Plan USA, Inc., and
            ABN-AMRO Bank, N.V., Atlanta Agency, filed as Exhibit 10.14.
10.5+++     First Amendment to Note Purchase Agreement and Waiver dated April 1,
            1996, filed as Exhibit 10.16.

10.6++++    Waiver to Note  Purchase  Agreement  dated March 31, 1997,  filed as
            Exhibit 10.12.
10.7+++++   Second Amendment to Note Purchase Agreement dated December 30, 1997, filed as Exhibit 10.19.
10.8+++++   Stock  Purchase  Agreement  made and entered  into as of October 10,
            1997, by and among Covenant  Transport,  Inc., a Nevada corporation;
            Russell  Meyer;  and  Bud  Meyer  Truck  Lines,  Inc.,  a  Minnesota
            Corporation, filed as Exhibit 10.21.
10.9#       Stock  Purchase  Agreement  made and entered  into as of October 15,
            1998, by and among Covenant  Transport,  Inc., a Nevada corporation;
            Smith   Charitable    Remainder   Trust,    Southern    Refrigerated
            Transportation, Inc.,
                   an Arkansas  corporation,  and Tony and Kathy Smith,  husband and wife and residents of Arkansas, filed as Exhibit 10.22.
10.10       Amendment No. 2 to the Incentive Stock Plan.
10.11       Amended and Restated Credit Agreement dated June 18, 1999.
27          Financial Data Schedule.
+           Filed as an exhibit to the registrant's Registration Statement on
            Form S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
++          Filed as an  exhibit  to the  registrant's  Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
+++         Filed as an exhibit to the  registrant's  Form 10-Q for the  quarter ended March 31, 1996, and incorporated herein by reference.
++++        Filed as an exhibit to the  registrant's  Form 10-Q for the  quarter ended March 31, 1997, and incorporated herein by reference.
+++++       Filed as an exhibit to the  registrant's  Annual Report on Form 10-K for the period ended December 31, 1997, and incorporated herein by reference.
#           Filed as an exhibit to the  registrant's  Annual Report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COVENANT TRANSPORT, INC.


Date: August 11, 1999               /s/ Joey B. Hogan
                                   -----------------

                                   Joey B. Hogan
                                   Treasurer and Chief Financial Officer