Form 10-Q
period 1999-09-30
COVENANT TRANSPORT INC
filed 1999-11-15
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004



                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                  YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 1999).

             Class A Common Stock, $.01 par value: 12,562,250 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 14

                                     PART I
                             FINANCIAL INFORMATION
                                                                          Page
                                                                          Number
Item 1. Financial statements

        Condensed Consolidated Balance Sheets as of December 31, 1998
           and September 30, 1999 (Unaudited)                                 3

        Condensed Consolidated Statements of Income for the three and
           nine months ended SEptember 30, 1998 and 1999 (Unaudited)          4

        Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 29, 1998 and 1999 (Unaudited)                      5

        Notes to Condensed Consolidated Financial Statements (Unaudited)      6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              8

Item 3. Quantitative and Qualitative Disclosures about Market Risk           13


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Items 2, 3, 4 and 5.  Not applicable                                         14

Item 6.   Exhibits and reports on Form 8-K                                   14


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                                 December 31,                 September 30,
                                                                                     1998                          1999
                                                                                ----------------             -----------------
                                    ASSETS                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                                        $      2,926                     $     661

  Accounts receivable, net of allowance of $1,065 in 1998 and
     $1060 in 1999                                                                       51,789                        55,749
  Drivers' advances and other receivables                                                 2,476                         2,796
  Tire and parts inventory                                                                1,929                         2,820
  Prepaid expenses                                                                        5,325                         7,374
  Deferred income taxes                                                                   1,674                         1,301
                                                                                ----------------             -----------------
Total current assets                                                                     66,119                        70,701

Property and equipment, at cost                                                         282,358                       292,333
Less accumulated depreciation and amortization                                           81,821                        75,627
                                                                                ----------------             -----------------
Net property and equipment                                                              200,537                       216,706

Other                                                                                     6,303                         7,443
                                                                                ----------------             -----------------

Total assets                                                                        $   272,959                   $   294,850
                                                                                ================             =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks outstanding in excess of bank balances                                       $       -                    $    3,541
  Current maturities of long-term debt                                                    1,943                           585
  Accounts payable                                                                        3,486                         4,735
  Accrued expenses                                                                       14,318                        13,516
                                                                                ----------------             -----------------
Total current liabilities                                                                19,747                        22,377

Long-term debt, less current  maturities                                                 84,331                        84,804
Deferred income taxes                                                                    27,359                        30,233
                                                                                ----------------             -----------------
Total liabilities                                                                       131,437                       137,414

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized;
12,560,250 and 12,562,250 shares issued and outstanding as of 1998
and 1999, respectively                                                                      126                           126
Class B common stock, $.01 par value; 5,000,000 shares authorized;
2,350,000 shares issued and outstanding as of 1998 and 1999                                  24                            24
Additional paid-in-capital                                                               78,261                        78,292
Retained earnings                                                                        63,111                        78,994
                                                                                ----------------             -----------------
Total stockholders' equity                                                              141,522                       157,436
                                                                                ----------------             -----------------
Total liabilities and stockholders' equity                                          $   272,959                   $   294,850
                                                                                ================             =================

The accompanying notes are an integral part of these consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                      (In thousands except per share data)

                                                            Three months ended                       Nine months ended
                                                               September 30,                           September 30,
                                                                (unaudited)                             (unaudited)
                                                     ----------------------------------        --------------------------------
                                                             1998              1999                   1998             1999
                                                             ----              ----                   ----             ----
Revenue                                                    $ 95,566         $ 120,104              $ 264,400        $ 331,079
Operating expenses:
  Salaries, wages, and related expenses                      42,534            50,126                117,683          143,283
  Fuel, oil, and road expenses                               16,869            21,865                 49,125           59,686
  Revenue equipment rentals and purchased
     transportation                                           6,250            12,468                 16,682           31,553
  Repairs                                                     2,222             2,185                  5,866            6,559
  Operating taxes and licenses                                2,427             2,718                  6,805            7,875
  Insurance                                                   2,530             3,196                  7,348            8,844
  General supplies and expenses                               4,540             6,357                 13,980           17,716
  Depreciation and amortization, including gain
     disposal of equipment                                    7,901             8,721                 21,937           25,252
                                                      ----------------    -------------        ---------------     --------------
    Total operating expenses                                 85,273           107,636                239,426          300,768
                                                      ----------------    -------------        ---------------     --------------
    Operating income                                         10,293            12,468                 24,974           30,311
Interest expense                                              1,383             1,280                  4,387            3,806
                                                      ----------------    -------------        ---------------     --------------
Income before income taxes                                    8,910            11,188                 20,587           26,505
Income tax expense                                            3,463             4,486                  7,907           10,622
                                                      ----------------    -------------        ---------------     --------------
Net income                                                 $  5,447          $  6,702              $  12,680        $  15,883
                                                      ================    =============        ===============     ==============


Basic earnings per share                                   $   0.37          $   0.45               $   0.89         $   1.07

Diluted earnings per share                                 $   0.37          $   0.45               $   0.89         $   1.06

Weighted average shares outstanding                          14,909            14,912                 14,220           14,912

Adjusted weighted average shares and assumed
    conversions outstanding                                  14,909            15,058                 14,231           15,030


The accompanying notes are an integral part of these condensed consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (In thousands)

                                                                            Nine months ended             Nine months ended
                                                                              September 30,                 September 30,
                                                                                  1998                           1999
                                                                            -----------------             -----------------
                                                                               (unaudited)                   (unaudited)
Cash flows from operating activities:
Net income                                                                         $     12,680                  $     15,883
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for losses on receivables                                                   298                           185
      Depreciation and amortization                                                      23,646                        25,350
      Deferred income tax expense                                                         1,966                         3,247
      Gain on disposition of property and equipment                                     (1,709)                          (98)
Changes in operating assets and liabilities:
      Receivables and advances                                                          (8,869)                       (4,522)
      Prepaid expenses                                                                  (3,918)                       (2,049)
      Tire and parts inventory                                                            (476)                         (792)
      Accounts payable and accrued expenses                                               6,769                           448
                                                                            --------------------           -------------------
Net cash flows provided by operating activities                                          30,387                        37,652

Cash flows from investing activities:
      Acquisition of property and equipment                                            (64,422)                      (70,106)
      Acquisition of intangibles                                                          (200)                             -
      Acquisition of business                                                                 -                      (10,775)
      Proceeds from disposition of property and equipment                                19,686                        38,290
                                                                            --------------------           -------------------
Net cash flows used in investing activities                                            (44,936)                      (42,591)

Cash flows from financing activities:
     Changes in checks outstanding in excess of bank
        balances                                                                              -                         3,541
     Deferred debt issuance costs                                                             -                          (12)
     Exercise of stock option                                                               134                            31
     Proceeds from issuance of long-term debt                                            54,000                        50,500
     Repayments of long-term debt                                                      (69,230)                      (51,386)
     Proceeds from equity offering                                                       27,485                             -
                                                                            --------------------           -------------------
Net cash flows provided by financing activities                                          12,389                         2,674
                                                                            --------------------           -------------------

Net change in cash and cash equivalents                                                 (2,160)                       (2,265)

Cash and cash equivalents at beginning of period                                          2,610                         2,926
                                                                            --------------------           -------------------

Cash and cash equivalents at end of period                                           $      450                    $      661
                                                                            ====================           ===================


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

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:


                                                                       Three months ended                  Nine months ended
                                                                          September 30,                       September 30,
                                                                      1998            1999               1998            1999
                                                                      ----            ----               ----            ----
Numerator:

  Net Income                                                        $ 5,447         $ 6,702           $ 12,680        $ 15,883

Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                              14,909          14,912             14,220          14,912

Effect of dilutive securities:

  Employee stock options                                                 -             146                 11             118
                                                                  ----------      ----------          ---------       ---------

Denominator for diluted earnings per share - adjusted
weighted-average shares and assumed conversions                      14,909          15,058            14, 231          15,030
                                                                  ==========      ==========          =========       =========
Basic earnings per share                                             $  .37          $  .45             $  .89          $ 1.07
                                                                  ==========      ==========          =========       =========
Diluted earnings per share                                           $  .37          $  .45             $  .89          $ 1.06
                                                                  ==========      ==========          =========       =========

Note 3.     Income Taxes

      Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 37% to income before income taxes primarily due to state income taxes, net of federal income tax effect, which were approximately 1.2% higher in the quarter ended September 30, 1999, as compared with the quarter ended September 30, 1998.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company grew its revenue 25.2%, to $331.1 million in the nine months ended September 30, 1999, from $264.4 million during the same period of 1998. The Company's pretax margin increased to 8.0% of revenue from 7.8% of revenue. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period. In addition to internal growth, the Company completed one acquisition in 1999 and two acquisitions during 1998. In September 1999, the Company acquired certain assets of ATW, Inc., a $40 million annual revenue carrier located in North Carolina. In August 1998, the Company acquired certain assets of Gouge Trucking, Inc., a $4 million annual revenue carrier located in North Carolina. In October 1998, the Company purchased all of the outstanding capital stock of Southern Refrigerated Transportation, Inc., ("SRT"), a $23 million annual revenue carrier based in southwest Arkansas. Additionally, the Company formed a new division, Covenant Transport Logistics, in October 1998. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers. (*)

The Company has increased net income approximately 25.3%, to $15.9 million in the nine months ended September 30, 1999, from $12.7 million during the same period of 1998. Several factors contributed to the increase, including negotiating higher freight rates from customers and improved utilization of equipment.

Changes in several operating statistics and expense categories are expected to result from actions the Company took in 1997 and 1998. The operations of Bud Meyer Truck Lines, acquired in 1997, and SRT use predominately single-driver tractors, as opposed to the primarily team-driver tractor fleet operated by Covenant's long-haul, dry van operation. The single driver fleets operate fewer miles per tractor and experience more empty miles. In addition, Bud Meyer and SRT's operations must bear additional expenses of fuel for refrigeration units, pallets, and depreciation and interest expense of more expensive trailers associated with temperature-controlled service. The additional expenses and lower productive miles are offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. The Company's operating statistics and expenses are expected to shift in future periods with the mix of single, team, and temperature-controlled operations. (*)

The Company initiated the use of owner-operators of tractors in 1997 and had contracted with approximately 288 owner-operators as of September 30, 1999. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. As of September 30, 1999, the Company had financed approximately 636 tractors under operating leases as compared to 390 tractors under operating leases as of September 30, 1998. The payments to owner-operators and the financing of tractors under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pretax margin and net margin rather than operating ratio. The following table sets forth the percentage relationship of certain items to revenue:

                                                                 Three Months Ended                 Nine Months Ended
                                                                   September 30,                       September 30,
                                                              1998              1999                    1998             1999
                                                           ----------        ---------               ---------        ---------
      Revenue                                                 100.0%            100.0%                 100.0%           100.0%
      Operating expenses:
        Salaries, wages, and related expenses                  44.5              41.7                   44.5             43.3
        Fuel, oil, and road expenses                           17.7              18.2                   18.6             18.0
        Revenue equipment rentals and purchased
          transportation                                        6.5              10.4                    6.3              9.5
        Repairs                                                 2.3               1.8                    2.2              2.0
        Operating taxes and licenses                            2.5               2.3                    2.6              2.4
        Insurance                                               2.6               2.7                    2.8              2.7
        General supplies and expenses                           4.8               5.3                    5.3              5.4
        Depreciation and amortization                           8.3               7.3                    8.3              7.6
                                                           ----------        ---------               ---------        ---------
          Total operating expenses                             89.2              89.6                   90.6             90.9
                                                           ----------        ---------               ---------        ---------
          Operating income                                     10.8              10.4                    9.4              9.2
      Interest expense                                          1.5               1.1                    1.6              1.2
                                                           ----------        ---------               ---------        ---------
      Income before income taxes                                9.3               9.3                    7.8              8.0
      Income tax expense                                        3.6               3.7                    3.0              3.2
                                                           ----------        ---------               ---------        ---------
      Net income                                               5.7%              5.6%                   4.8%             4.8%
                                                           ==========        =========               =========        =========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenue increased $24.5 million (25.7%), to $120.1 million in the 1999 period from $95.6 million in the 1998 period. The revenue increase was primarily generated by a 20.9% increase in weighted average tractors, to 2,850 during the 1999 period from 2,358 during the 1998 period, as the Company expanded internally to meet demand from new customers and higher volumes from existing customers, as well as externally through the acquisitions of Gouge Trucking, Inc. and SRT during August and October of 1998, respectively. The ATW acquisition was completed late in the third quarter, therefore the related revenue growth is not reflected in the third quarter revenues. The Company should benefit from the additional customer base and the additional tractor fleet in the fourth quarter revenue figures. The Company's revenue per tractor per week increased 6.3%, to $3,278 in the 1999 quarter from $3,083 in the 1998 quarter as a result of improved equipment utilization and a slight increase in revenue per total mile.

Salaries, wages, and related expenses increased $7.6 million (17.9%), to $50.1 million in the 1999 period from $42.5 million in the 1998 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 41.7% in the 1999 period from 44.5% in the 1998 period. Driver wages as a percentage of revenue decreased to 30.2% in the 1999 period from 32.7% in the 1998 period as the Company utilized more owner-operators and a larger percentage of single-driver tractors from the operations of SRT, which only have one driver to be compensated. A driver wage increase, effective October 1,1999, is expected to increase driver wages as a percentage of revenue in future periods. The Company experienced an increase in non-driving employee payroll expense to 5.9% of revenue in the 1999 period from 5.5% of revenue in the 1998 period due to the start up of Covenant Transport Logistics and the acquisition of SRT.(*)

Fuel, oil, and road expenses increased $5.0 million (29.6%), to $21.9 million in the 1999 period from $16.9 million in the 1998 period. As a percentage of revenue, fuel, oil, and road expenses increased to 18.2% of revenue in the 1999 period from 17.7% in the 1998 period. Fuel costs increased approximately 17 cents per gallon in the third quarter versus the third quarter of 1998. This increase was partially offset by fuel surcharges, fuel hedges and by the increased usage of owner-operators who pay for their own fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category. The Company's percentage of fuel purchases that are hedged drops from approximately 18% during the third quarter to approximately 13% by the end of the fourth quarter of 2000. (*)

Revenue equipment rentals and purchased transportation increased $6.2 million (99.5%), to $12.5 million in the 1999 period from $6.3 million in the 1998 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 10.4% in the 1999 period from 6.5% in the 1998 period. The majority of the increase is due to growth in the owner-operator fleet. The Company increased the fleet size of owner-operators during the 1999 period (averaged 264 in the 1999 period compared to 159 in the 1998 period, a increase of 66.0%). Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. During the 1999 period, an average of approximately 635 tractors was leased compared to an average of approximately 353 leased tractors during the 1998 period.

Repairs remained essentially constant at approximately $2.2 million in 1999 and 1998. As a percentage of revenue, repairs decreased to 1.8% in the 1999 period from 2.3% in the 1998 period. The decrease was primarily the result of the increased owner-operator fleet, who are responsible for their own repairs and in the 1998 period, there was an unusually high concentration of repairs to tractors and trailers from damage caused by accidents.

Operating taxes and licenses increased approximately $0.3 million (12.0%), to $2.7 million in the 1999 period from $2.4 million in the 1998 period. As a percent of revenue, operating taxes and licenses decreased to 2.3% in the 1999 period from 2.5% in the 1998 period, because increased revenue per tractor more efficiently spread this largely fixed cost.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $0.7 million (26.3%), to $3.2 million in the 1999 period from $2.5 million in the 1998 period. As a percentage of revenue, insurance remained essentially constant at 2.7% in the 1999 period and 2.6% in the 1998 period.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $1.8 million (40.0%), to $6.4 million in the 1999 period from $4.5 million in the 1998 period. As a percentage of revenue, general supplies and expenses increased to 5.3% in the 1999 period from 4.8% in the 1998 period. The 1999 increase is primarily related to increase in advertising efforts to recruit qualified drivers.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $0.8 million (10.4%), to $8.7 million in the 1999 period from $7.9 million in 1998 period. As a percentage of revenue, depreciation and amortization decreased to 7.3% in the 1999 period from 8.3% in the 1998 period as the Company utilized more owner-operators and leased more revenue equipment through operating leases as well as increased revenue per tractor more efficiently spread this largely fixed cost. Amortization expense relates to covenants not to compete and goodwill from acquisitions.

Interest expense decreased $0.1 million (7.5%), to $1.3 million in the 1999 period from $1.4 million in the 1998 period. As a percentage of revenue, interest expense decreased to 1.1% in the 1999 period from 1.5% in the 1998 period, as the Company financed more equipment under operating leases, contracted with more owner-operators during the 1999 period, and benefited from an improvement in cash from operations.

As a result of the foregoing, the Company's pretax margin remained constant at 9.3% in the 1999 and 1998 periods.

The Company's effective tax rate was 40.1% in the 1999 period compared with 38.9% in the 1998 period reflecting increased state income taxes in the 1999 period.

Primarily as a result of the factors described above, net income increased $1.3 million (23.0%), to $6.7 million in the 1999 period (5.6% of revenue) from $5.4 million in the 1998 period (5.7% of revenue).

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenue increased $66.7 million (25.2%), to $331.1 million in the 1999 period from $264.4 million in the 1998 period. The revenue increase was primarily generated by a 22.8% increase in weighted average tractors, to 2,765 during the 1999 period from 2,252 during the 1998 period, as the Company expanded internally to meet demand from new customers and higher volume from existing customers, as well as externally through the acquisitions of Gouge Trucking, Inc. and SRT during August and October of 1998, respectively. The Company's revenue per tractor per week increased 2.0%, to $3,072 in the 1999 period from $3,012 in the 1998 period, as a result of a two cent per total mile increase in freight rates and improved equipment utilization.

Salaries, wages, and related expenses increased $25.6 million (21.8%), to $143.3 million in the 1999 period from $117.7 million in the 1998 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 43.3% in the 1999 period from 44.5% in the 1998 period. Driver wages as a percentage of revenue decreased to 31.2% in the 1999 period from 32.4% in the 1998 period as the Company utilized more owner-operators and a larger percentage of single-driver tractors from the operations of SRT. A driver wage increase, effective October 1,1999, is expected to increase driver wages as a percentage of revenue in future periods. The Company experienced an increase in non-driving employee payroll expense to 5.9% of revenue in the 1999 period from 5.4% of revenue in the 1998 period due to the start up of Covenant Transport Logistics and the acquisition of SRT.

Fuel, oil, and road expenses increased $10.6 million (21.5%), to $59.7 million in the 1999 period from $49.1 million in the 1998 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 18.0% of revenue in the 1999 period from 18.6% in the 1998 period. Fuel costs increased approximately 4 cents per gallon for the nine-month period of 1999 versus the same period of 1998. This increase was partially offset by fuel surcharges, fuel contracts and by the increased usage of owner-operators who pay for their own fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category. The Company's percentage of fuel purchases that are hedged drops from approximately 18% during the third quarter to approximately 13% by the end of the fourth quarter of 2000. (*)

Revenue equipment rentals and purchased transportation increased $14.9 million (89.1%), to $31.6 million in the 1999 period from $16.7 million in the 1998 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 9.5% in the 1999 period from 6.3% in the 1998 period. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operator-operators are utilized. The Company increased the fleet size of owner-operators during the 1999 period (averaged 236 in the 1999 period compared to 121 in the 1998 period, a increase of 95.0%). The Company also entered into additional operating leases. During the 1999 period, an average of approximately 600 tractors was leased compared to an average of approximately 331 leased tractors during the 1998 period.

Repairs increased $0.7 million (11.8%), to $6.6 million in the 1999 period from $5.9 million in the 1998 period. As a percentage of revenue, repairs decreased to 2.0% in the 1999 period from 2.2% in the 1998 period because increased revenue per tractor more efficiently spread this largely fixed cost.

Operating taxes and licenses increased approximately $1.1 million (15.7%), to $7.9 million in the 1999 period from $6.8 million in the 1998 period. As a percent of revenue, operating taxes and licenses decreased to 2.4% in the 1999 period from 2.6% in the 1998 period due to increased revenue per tractor more efficiently spreading this largely fixed cost.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $1.5 million (20.4%), to $8.8 million in the 1999 period from $7.3 million in the 1998 period. As a percentage of revenue, insurance remained essentially constant at 2.7% in the 1999 period and 2.8% in the 1998 period.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $3.7 million (26.7%), to $17.7 million in the 1999 period from $14.0 million in the 1998 period. As a percentage of revenue, general supplies and expenses remained essentially constant at 5.4% in the 1999 period and 5.3% in the 1998 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $3.3 million (15.1%), to $25.3 million in the 1999 period from $21.9 million in 1998 period. As a percentage of revenue, depreciation and amortization decreased to 7.6% in the 1999 period from 8.3% in the 1998 period as the Company utilized more owner-operators and leased more revenue equipment through operating leases, as well as increased revenue per tractor more efficiently spreading this largely fixed cost. Amortization expense relates to covenants not to compete and goodwill from acquisitions.

Interest expense decreased $0.6 million (13.3%), to $3.8 million in the 1999 period from $4.4 million in the 1998 period. As a percentage of revenue, interest expense decreased to 1.1% in the 1999 period from 1.6% in the 1998 period, as the Company financed more equipment under operating leases, contracted with more owner-operators during the 1999 period, and benefited from an improvement in cash from operations.

As a result of the foregoing, the Company's pretax margin improved to 8.0% in the 1999 period versus 7.8% in the 1998 period.

The Company's effective tax rate was 40.1% in the 1999 period compared with 38.4% in the 1998 period reflecting increased state income taxes in the 1999 period.

Primarily as a result of the factors described above, net income increased $3.2 million (25.3%), to $15.9 million in the 1999 period (4.8% of revenue) from $12.7 million in the 1998 period (4.8% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and a small portion with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at September 30, 1999, were funds provided by operations and borrowings under its primary credit agreement, amended June 18, 1999, which had maximum available borrowing of $130.0 million at September 30, 1999 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs. (*)

The Company's primary sources of cash flow from operations in the 1999 period were net income increased by depreciation and amortization. Net cash provided by operating activities was $37.7 million in the 1999 period and $30.4 million in the 1998 period. The increase in the 1999 period resulted primarily from an improvement in the cash flow of receivables and higher net income.

Net cash used in investing activities was $42.6 million and $44.9 million in the 1999 and 1998 periods, respectively. These investments were primarily to acquire additional revenue equipment as the Company expanded its operations. Approximately $10.8 million in the 1999 period represented the purchase price for the assets and business of ATW, Inc., of which approximately $1.5 million was allocated to goodwill. The decrease in the 1999 period as compared to the 1998 period resulted from the Company's entering into more operating leases and increasing its fleet through the use of owner-operators who provide a tractor. The Company expects to expend approximately an additional $13.0 million on capital expenditures during the remainder of 1999 (excluding planned operating leases of equipment). Total projected net capital expenditures for 1999 are expected to be approximately $45.0 million excluding operating leases and the effect of any potential acquisitions. (*)

Net cash provided by financing activities of $2.7 million and $12.4 million in the 1999 and 1998 periods, respectively. The 1998 proceeds were primarily the result of a Company stock offering that was completed in May 1998. These proceeds were offset by borrowings under the Credit Agreement. At September 30, 1999, the Company had outstanding debt of $85.4 million, primarily consisting of approximately $56.0 million drawn under the Credit Agreement, $25.0 million in 10-year senior notes, $3.0 million in an interest bearing note to the former primary stockholder of SRT related to the SRT acquisition, $0.8 million in term equipment financing, and $0.6 million in notes related to non-compete agreements. Interest rates on this debt range from 5.7% to 9.0%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $130.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $130 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.125% and 0.275% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. The Company, including all subsidiaries, are parties to the Credit Agreement and related documents.

The Company renewed the loan in June 1999. The Credit Agreement revolves through December 31, 2000 and then has a three-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in twelve equal quarterly installments beginning in 2001 if not renewed. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.55% and 0.925% based on cash flow coverage. At September 30, 1999, the margin was 0.60%. The Company has an interest rate swap agreement that fixes the interest rate on $10 million of borrowing under the Credit Agreement at a rate of 5.95% plus applicable margin. The $10 million swap agreement will expire October 29, 1999.

In October 1995, the Company placed $25 million in 10-year senior notes with an insurance company. The notes bear interest at 7.39%, payable semi-annually, and mature on October 1, 2005. Principal payments are due in equal annual installments beginning in the seventh year of the notes. Proceeds of the notes were used to reduce borrowings under the Credit Agreement.

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement entered into in 1996, contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flows, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. At September 30, 1999, the Company was in compliance with the agreements.

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

The Company is also in the process of monitoring the progress of material third parties, including shippers and suppliers, in their efforts to become Y2K compliant and expects this phase to be ongoing throughout the rest of the year. The Company's primary information technology systems ("IT Systems") include hardware and software for billing, dispatch, electronic data interchange
("EDI"), fueling, payroll, telephone, vehicle maintenance, inventory, and satellite communications systems. The majority of the Company's IT Systems are purchased from and maintained by third parties. A primary IT System designed by a third party is the satellite tracking system, which tracks equipment locations, provides dispatch and routing information, and allows in-cab communications with drivers. The Company's operating system that manages payroll, billing, and dispatch was purchased from the supplier in March 1999 on a long term lease. Another significant IT System provided by a third party transmits payroll funds to
                                       12
drivers and allows drivers to purchase fuel and other items outside the Company's terminal locations. The Company's financial reporting system also is provided by a third party. In addition to our own completed testing, the Company has been informed by the providers of these systems that they are Y2K compliant. The Company believes it is Y2K compliant in its EDI applications. As customers will allow, the Company will be performing Y2K testing of EDI transmissions with its customers throughout the remainder of the year. (*)

The Company has reviewed its risks associated with microprocessors embedded in facilities and equipment ("Non-IT Systems"). The primary Non-IT Systems includes microprocessors in tractor engines and other components, terminal facilities, satellite communications units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such equipment is relatively new and was designed to be Y2K compliant. The Company is continuing to assess its Non-IT Systems in its terminal facilities but believes that the risk of a service-interrupting failure in these systems is low. (*)

The Company could be faced with severe consequences if Y2K issues are not identified and resolved in a timely manner by the Company and material third parties. The Company's primary risk relating to Y2K compliance is the possibility of service disruption from third-party suppliers of satellite communications, telephone, fueling, and financial services. A worst-case scenario would result in the short term inability of the Company to deliver freight for its shippers. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. The Company has developed contingency plans in case business interruptions do occur. (*)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first nine months of 1999, diesel fuel expenses represented 16.8% of the Company's total operating expenses and 15.3% of total revenue. The Company uses purchase commitments through suppliers, to reduce a portion of its exposure to fuel price fluctuations. At September 30, 1999, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.226 per gallon. At September 30, 1999, the notional amount for purchased commitments for the remainder of 1999 was 3.0 million gallons. At September 30, 1999, these 3.0 million gallons are already in the money, producing approximately $350,000 of income to offset increased fuel prices. At September 30, 1999, a ten percent change in the price of fuel would cause an additional $780,000 gain on fuel purchase commitments.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 0.925%. At September 30, 1999, the Company had drawn $56.0 million under the Credit Agreement. Approximately $46.0 million was subject to variable rates and the remaining $10.0 million was subject to an interest rate swap that fixed the interest rate at 5.95% plus applicable margin per annum. The swap expires October 29, 1999. Considering the effect of the interest rate swap and all debt outstanding, each one-percentage point increase in LIBOR would increase the Company's pretax interest expense by $555,500 on an annualized basis.

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

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings.
            None
Items 2, 3, 4 and 5. Not applicable
Item 6.     Exhibits and reports on Form 8-K.
            (a) Exhibits
Exhibit
Number      Description

3.1+        Restated Articles of Incorporation.
3.2+        Amended By-Laws dated September 27, 1994.
4.1+        Restated Articles of Incorporation.
4.2+        Amended By-Laws dated September 27, 1994.
10.1+       Incentive Stock Plan, filed as Exhibit 10.9.
10.2+       401(k) Plan, filed as Exhibit 10.10.
10.3++      Note  Purchase  Agreement  dated  October 15, 1995,  among  Covenant
            Transport,  Inc., a Tennessee  corporation  and CIG & Co.,  filed as
            Exhibit 10.12.
10.4+++     Participation   Agreement  dated  March  29,  1996,  among  Covenant
            Transport, Inc., a Tennessee corporation,  Lease Plan USA, Inc., and
            ABN-AMRO Bank, N.V., Atlanta Agency, filed as Exhibit 10.14.
10.5+++     First Amendment to Note Purchase Agreement and Waiver dated April 1,
            1996, filed as Exhibit 10.16.
10.6++++    Waiver to Note  Purchase  Agreement  dated March 31, 1997,  filed as
            Exhibit 10.12.
10.7+++++   Second Amendment to Note Purchase Agreement dated December 30, 1997, filed as Exhibit 10.19.
10.8+++++   Stock  Purchase  Agreement  made and entered  into as of October 10,
            1997, by and among Covenant  Transport,  Inc., a Nevada corporation;
            Russell  Meyer;  and  Bud  Meyer  Truck  Lines,  Inc.,  a  Minnesota
            Corporation, filed as Exhibit 10.21.
10.9#       Stock  Purchase  Agreement  made and entered  into as of October 15,
            1998, by and among Covenant  Transport,  Inc., a Nevada corporation;
            Smith   Charitable    Remainder   Trust,    Southern    Refrigerated
            Transportation, Inc.,
                   an Arkansas  corporation,  and Tony and Kathy Smith,  husband and wife and residents of Arkansas, filed as Exhibit 10.22.
10.10## Amendment No. 2 to the Incentive Stock Plan, filed as exhibit 10.10. 10.11## Amended and Restated Credit Agreement dated June 18, 1999, filed as exhibit 10.11.
27          Financial Data Schedule.
+           Filed as an exhibit to the registrant's Registration Statement on
            Form S-1, Registration No. 33-82978, effective October 28, 1994, and incorporated herein by reference.
++                 Filed as an  exhibit  to the  registrant's  Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
+++         Filed as an exhibit to the  registrant's  Form 10-Q for the  quarter ended March 31, 1996, and incorporated herein by reference.
++++        Filed as an exhibit to the  registrant's  Form 10-Q for the  quarter ended March 31, 1997, and incorporated herein by reference.
+++++       Filed as an exhibit to the  registrant's  Annual Report on Form 10-K for the period ended December 31, 1997, and incorporated herein by reference.
#           Filed as an exhibit to the  registrant's  Annual Report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference.
##          Filed as an exhibit to the registrant's 10Q for the quarter ended
            June 30, 1999 and incorporated herein by reference.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVENANT TRANSPORT, INC.


Date: November 10, 1999             //s// Joey B. Hogan
                                    -------------------
                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer