Form 10-K
period 1999-12-31
COVENANT TRANSPORT INC
filed 2000-03-29
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
         ACT OF 1934 (FEE REQUIRED)
         For the Fiscal Year Ended December 31, 1999
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $85.9 million as of March 20, 2000 (based upon the $14.625 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 27, 2000, the registrant had 12,566,450 shares of Class A Common Stock and 2,350,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2000 annual meeting of stockholders that will be filed no later than April 30, 2000.

                              Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.


                                                 Document and Location
                                                 ---------------------

                                     Part I
                                    --------

Item 1    Business                               Page 3 herein

Item 2    Properties                             Page 5 herein

Item 3    Legal Proceedings                      Page 6 herein

Item 4    Submission of Matters to a Vote of
          Security Holders                       Page 6 herein

                                     Part II
                                    --------

Item 5    Market for the Registrant's Common
          Equity and Related Stockholder
          Matters                                Page 6 herein

Item 6    Selected Financial Data                Page 8 herein

Item 7    Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                             Page 9 herein

Item 7A   Quantitative and Qualitative
          Disclosures About Market Risk          Page 16 herein

Item 8    Financial Statements and Supplementary
          Data                                   Page 17 herein

Item 9    Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                   Page 17 herein


                                    Part III
                                    --------

Item 10   Directors and Executive Officers of the
          Registrant                             Pages 2-3 of Proxy Statement

Item 11   Executive Compensation                 Pages 5-8 of Proxy Statement

Item 12   Security Ownership of Certain
          Beneficial Owners and Management       Pages 9-10 of Proxy Statement

Item 13   Certain Relationships and Related
          Transactions                           Page 4 of Proxy Statement

                                     Part IV
                                    --------

Item 14   Exhibits, Financial Statement
          Schedules, and Reports on
          Form 8-K                               Page 18 herein

-----------------------
         This report contains "forward-looking statements." These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

General

Covenant Transport, Inc. ("Covenant," or the "Company") is a truckload carrier that offers just-in-time and other premium transportation service for customers throughout the United States. Covenant was founded by David and Jacqueline Parker in 1985 with 25 tractors and 50 trailers. In fourteen years of operating, the Company's fleet has grown to 3,521 tractors and 6,199 trailers, and in 1999 revenue grew to $472.7 million. In recent years, the Company has grown both internally and through acquisitions, although prior to 1997 most growth was internal. The Company has completed eight acquisitions since 1995. In the past two years the Company has purchased the stock of three significant corporations and the trucking assets of another corporation. In October 1998, Covenant acquired all of the outstanding stock of Southern Refrigerated Transport, Inc., a $23 million annual revenue truckload carrier (referred to as "SRT"), located in southwest Arkansas. In October 1999, the Company purchased the trucking assets of ATW, Inc. ("ATW"), a long-haul team service carrier. ATW was based in Greensboro, North Carolina and generated approximately $40 million in annual revenue. In November 1999, the Company purchased all of the outstanding capital stock of Harold Ives Trucking Co. and Terminal Truck Broker, Inc. (together, "Harold Ives"), near Little Rock, Arkansas.

At December 31, 1999, the Company's corporate structure included Covenant Transport, Inc., a Nevada holding company organized in May 1994 and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation organized in November 1985; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; Bud Meyer Truck Lines, Inc., a Minnesota corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Tony Smith Trucking, Inc., an Arkansas corporation; Harold Ives Trucking Co., an Arkansas corporation; and Terminal Truck Broker, Inc., an Arkansas corporation.

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

The Company's primary customers include manufacturers, retailers, and other transportation companies. Other transportation companies primarily consist of less than truckload and air freight carriers, third-party freight consolidators, and freight forwarders who seek Covenant's expedited and just-in-time service. In 1999, other transportation companies were Covenant's two largest customers, and manufacturing was the largest industry served. No single customer accounted for 10% or more of the Company's revenue during any of the last three fiscal years.

Covenant conducts its operations from its headquarters in Chattanooga, Tennessee. The former Bud Meyer and Harold Ives Trucking operations have been centralized in Chattanooga as well. SRT's operations center remains in headquarters Ashdown, Arkansas, and the Harold Ives brokerage headquarters remains in Stuttgart, Arkansas.

Fleet managers at each operations center plan load coverage according to customer information requirements and relay pick-up, delivery, routing, and fueling instructions to the Company's drivers. The fleet managers attempt to route most of the Company's trucks over selected operating lanes. The resulting lane density assists the Company in balancing traffic between eastbound and westbound movements, reducing empty miles, and improving the reliability of delivery schedules.

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

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to Covenant's success, and the Company has made each of these factors a primary element of its strategy. Driver-friendly operations are emphasized throughout the Company. The Company has implemented automatic programs to signal when a driver is scheduled to be routed toward home, and fleet managers are assigned specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with the Company. In addition, Covenant has offered per-mile wage increases to Company drivers in each year since 1996, and continues to aggressively seek rate increases from customers in part to fund higher driver pay.

Covenant differentiates its primary dry van business from many shorter-haul truckload carriers by its use of driver teams. Driver teams permit the Company to provide expedited service over its long average length of haul, because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. Management believes that these teams contribute to greater equipment utilization than most carriers with predominately single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers the Company must recruit. At December 31, 1999, teams operated over 40.0% of the Company's tractors. The tractors of Bud Meyer, SRT, and Harold Ives are operated primarily by single drivers. The single driver fleets operate fewer miles per tractor and experience more empty miles but these higher expenses are being offset by higher revenue per loaded mile because of reduced employee expense and the benefits of increased density on Company lanes.

Covenant is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 1999, the Company employed approximately 5,000 drivers and approximately 1,065 nondriver personnel. Management believes that the Company has a good relationship with its personnel.

Revenue Equipment

Management believes that operating high quality, efficient equipment is an important part of providing excellent service to customers. The Company's policy is to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. The Company also orders most of its equipment with uniform specifications to reduce its parts inventory and facilitate maintenance.

The Company's fleet of 3,521 tractors had an average age of 15 months at December 31, 1999, and all tractors remained covered by manufacturer's warranties. Management believes that a late model tractor fleet is important to driver recruitment and retention and contributes to operating efficiency. The Company utilizes conventional tractors equipped with large sleeper compartments.

At December 31, 1999, the Company's fleet of 6,199 trailers had an average age of 40.5 months. Approximately 82% of the Company's trailers were 53-feet long by 102-inch wide, dry vans. The Company also operated approximately 1,052 53-foot and approximately 37 48-foot temperature-controlled trailers.

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

The DOT presently is considering proposals to amend the hours-in-service requirements applicable to truck drivers. Any change which reduces the potential or practical amount of time that drivers can spend driving could adversely affect the Company. We are unable to predict the nature of any changes that may be adopted. The DOT also is considering requirements that trucks be equipped with certain equipment that the DOT believes would result in safer operations. The cost of the equipment, if required, could adversely affect the Company's profitability if shippers are unwilling to pay higher rates to fund the purchase of such equipment.

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

Fuel Availability and Cost

The Company actively manages its fuel costs by routing the Company's drivers through fuel centers with which the Company has negotiated volume discounts. Average fuel prices rose sharply in the second half of 1999. During the fourth quarter the cost of fuel was in the range at which the Company received fuel surcharges. Even with the fuel surcharges, the high price of fuel hurt the Company's profitability. Although the Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates and surcharges, the increases usually are not fully recovered. The Company does not collect surcharges on fuel used for non-revenue miles, which includes out-of-route miles, as well as fuel used while the tractor is idling, or approximately ten persent of annual fuel purchases. At December 31, 1999, approximately 12.0% of the Company's projected 2000 purchases of fuel were subject to hedging contracts.

ITEM 2.  PROPERTIES

Covenant maintains fifteen terminals located on its major traffic lanes. The terminals are in Chattanooga, Tennessee; Lake City, Minnesota; Oklahoma City, Oklahoma; French Camp, California; Long Beach, California; Dalton, Georgia; Pomona, California; Hutchins, Texas; El Paso, Texas; Laredo, Texas; Delanco, New Jersey; Indianapolis, Indiana; Ashdown, Arkansas; Little Rock, Arkansas; and Stuttgart, Arkansas. The terminals provide driver recruiting centers, a base for drivers in proximity to their homes, transfer locations for trailer relays on transcontinental routes, and parking space for equipment dispatch and maintenance.

The Company's headquarters and main terminal are located on approximately 75 acres of property in Chattanooga, Tennessee that include an office building of approximately 82,000 square feet, the Company's 48,200 square-foot principal maintenance facility, and a truck wash. The Company initiated work on an approximately 100,000 square foot addition to the office building during the fourth quarter of 1999. The Company's other maintenance facilities are Oklahoma City, Oklahoma; Dalton, Georgia; Lake City, Minnesota; and Little Rock, Arkansas.

ITEM 3.  LEGAL PROCEEDINGS

The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance covering losses in excess of a $2,500 deductible from cargo loss and physical damage claims, and losses in excess of a $5,000 deductible from personal injury and property damage. The Company maintains a fully insured workers' compensation plan for its employees. Each of the primary insurance policies has a limit of $1.0 million per occurrence, and the Company carries excess liability coverage, which management believes is adequate. The Company is not aware of any claims or threatened claims that might materially adversely affect its operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1999, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company's Class A Common Stock has been traded on the National Market under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low sales price for the Company's Class A Common Stock as reported by Nasdaq from January 1, 1998 to December 31, 1999.


     Period                    High              Low

Calendar Year 1998
   1st Quarter                 $23.000           $14.375
   2nd Quarter                 $23.313           $15.000
   3rd Quarter                 $20.500           $9.188
   4th Quarter                 $19.500           $9.250

Calendar Year 1999
   1st Quarter                 $20.625           $12.375
   2nd Quarter                 $16.000           $11.125
   3rd Quarter                 $18.938           $15.250
   4th Quarter                 $18.250           $13.375

As of March 27, 2000, the Company had approximately 46 stockholders of record of its Class A Common Stock. However, the Company estimates that it has approximately 2,000 stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

The Company has never declared and paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. The payment of cash dividends is currently limited by agreements relating to the Company's

$130 million line of credit, $25 million in senior notes due October 2005, and the operating lease covering the Company's headquarters and terminal facility. Future payments of cash dividends will depend upon the financial condition, results of operations, and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.


ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

           (In thousands except per share and operating data amounts)
                                                                       Years Ended December 31,
                                                  ----            ----           ----           ----            ----
                                                  1995            1996           1997           1998            1999
                                                  ----            ----           ----           ----            ----

Statement of Operations Data:
Revenue                                           $ 180,346      $ 236,267      $ 297,861       $ 370,546      $ 472,741
Operating expenses:
  Salaries, wages, and related expenses              83,747        108,818        131,522         164,589        202,420
  Fuel, oil, and road expenses                       37,802         55,340         64,910          68,292         84,465
  Revenue equipment rentals and
  Repairs                                             3,569          4,293          5,885           8,366         10,078
  Operating taxes and licenses                        4,679          6,065          7,514           9,393         10,988
  Insurance                                           4,907          6,115          8,656          10,370         12,458
  General supplies and expenses                       9,648         12,825         16,277          19,397         24,791
  Depreciation and amortization                      16,045         22,139         26,482          30,192         35,591
                                             -----------------------------------------------------------------------------
Total operating expenses                            161,627        216,200        269,738         334,849        430,051
                                             -----------------------------------------------------------------------------
Operating income                                     18,719         20,067         28,123          35,697         42,690
Interest expense                                      4,162          5,987          6,273           5,924          5,513
                                             -----------------------------------------------------------------------------
Income before income taxes                           14,557         14,080         21,850          29,773         37,177
Income tax expense                                    5,274          5,102          8,148          11,490         14,900
                                             -----------------------------------------------------------------------------
Net income                                         $  9,283       $  8,978       $ 13,702       $  18,283       $ 22,277
                                             =============================================================================

Basic earnings per share                           $   0.70       $   0.67       $   1.03        $   1.27       $   1.49
Diluted earnings per share                             0.70           0.67           1.03            1.27           1.48
Weighted average common shares

Adjusted weighted average common

Balance Sheet Data:
Net property and equipment                         $127,408      $ 144,384      $ 161,621       $ 200,537      $ 269,034
Total assets                                        169,381        187,148        215,256         272,959        379,466
Long-term debt, less current maturities              80,150         83,110         80,812          84,331        140,497
Stockholders' equity                              $  72,752      $  81,730      $  95,597       $ 141,522      $ 163,852

Selected Operating Data:
Pretax Margin                                          8.1%           6.0%           7.3%            8.0%           7.9%
Average revenue per loaded mile (1)                    1.09           1.10           1.13            1.18           1.20
Average revenue per total mile                         1.03           1.04           1.07            1.10           1.11
Average length of haul in miles                       1,811          1,780          1,653           1,508          1,452
Average miles per tractor per year                  148,669        150,778        149,117         144,000        144,601
Average revenue per tractor per week               $  2,942       $  2,994       $  3,059        $  3,045       $  3,078
Weighted average tractors for year (2)                1,179          1,509          1,866           2,333          2,929
Total tractors at end of period (2)                   1,343          1,629          2,136           2,608          3,521
Total trailers at end of period (2)                   2,554          3,048          3,948           4,526          6,199


(1) Includes fuel surcharge in 1996 and 1997. Excluding the fuel surcharge, the Company estimates that average revenue per loaded mile was $1.09 and $1.12, respectively.
(2) Includes monthly rental tractors and excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Except for the historical information contained herein, the discussion in this annual report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in this item and elsewhere in this annual report.

OVERVIEW

During the three-year period ended December 31, 1999, the Company increased its revenue at a compounded annual growth rate of 26.0%, as revenue increased to $472.7 million in 1999, from $236.3 million in 1996. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period.

In addition to internal growth, the Company completed seven acquisitions during the three-year period ended 1999. The acquired operations generated approximately $190 million in combined revenue. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers.

Over the same three-year period, the Company increased its net income at a compound rate of approximately 35.3% to $22.3 million in 1999, from $9.0 million in 1996. Earnings per share (diluted) increased at a compounded rate of 30.2%, reflecting the issuance of 960,000 Company shares in a 1998 stock offering. Several factors contributed to the increase, including negotiating higher freight rates from substantially all customers. Although higher driver compensation partially offset the increased freight rates, management believes the Company benefited from attracting and retaining more drivers. The Company makes no assurance that its revenue and earnings will continue to grow at the historical rates.

Changes in several operating statistics and expense categories are expected to result from actions the Company's acquisition of Bud Meyer, SRT, and Harold Ives. These operations use predominately single-driver tractors, as opposed to the primarily team-driver tractor fleet operated by Covenant's long-haul operation. The single driver fleets operate fewer miles per tractor and experience more empty miles. The additional expenses and lower productive miles are offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. In addition, the Company's refrigerated services must bear additional expenses of fuel for refrigeration units, pallets, and depreciation and interest expense of more expensive trailers associated with temperature controlled service. The Company's operating statistics and expenses are expected to shift in future periods with the mix of single, team, and temperature-controlled operations.

The Company also initiated the use of owner-operators of tractors in 1997. The Company's contracted with an average of 134 owner-operators in 1998 and an average of 285 owner-operators in 1999. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed lease payment per mile. In addition, the Company does not have the capital outlay of purchasing the tractor. In 1997, the Company also financed approximately 240 tractors under operating leases. In 1998, the Company financed 185 tractors and 69 trailers under operating leases. In 1999, the Company financed an additional 220 tractors and 381 trailers under operating leases. The lease payments to owner-operators and the financing of tractors under operating leases appear as operating expenses under revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, communications, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company intends to evaluate its efficiency using pretax margin and net margin rather than operating ratio.

In March 2000, the Company reached an agreement in principle with five other publicly traded truckload carriers to form a transportation brokerage, logistics, and purchasing company called "Transplace.com." Upon negotiation and closing of a formal agreement, Covenant would contribute approximately $5 million in cash and the intangible assets of its brokerage and logistics business. In exchange, Covenant would receive a 13% ownership interest in Transplace.com. Management currently is unable to fully predict the impact of the proposed transaction.

The following table sets forth the percentage relationship of certain items to revenue for each of the three years-ended December 31:

                                                                      1997          1998          1999
                                                                      ----          ----          ----

      Revenue                                                         100.0%        100.0%        100.0%
      Operating expenses:
        Salaries, wages, and related expenses                          44.2          44.4          42.8
        Fuel, oil, and road expenses                                   21.8          18.4          17.9
        Revenue equipment rentals and purchased
        Repairs                                                         2.0           2.3           2.1
        Operating taxes and licenses                                    2.5           2.5           2.3
        Insurance                                                       2.9           2.8           2.6
        General supplies and expenses                                   5.5           5.2           5.2
        Depreciation and amortization                                   8.9           8.1           7.5
                                                                  ------------- ------------- -------------
          Total operating expenses                                     90.6          90.4          91.0
                                                                  ------------- ------------- -------------
          Operating income                                              9.4           9.6           9.0
      Interest expense                                                  2.2           1.6           1.2
                                                                  ------------- ------------- -------------
      Income before income taxes                                        7.3           8.0           7.9
      Income tax expense                                                2.7           3.1           3.2
                                                                  ------------- ------------- -------------
      Net income                                                        4.6%          4.9%          4.7%
                                                                  ============= ============= =============

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

Revenue increased $102.2 million (27.6%), to $472.7 million in 1999 from $370.5 million in 1998. The revenue increase was primarily generated by a 25.5% increase in weighted average tractors, to 2,929 in 1999, from 2,333 in 1998, as the Company expanded internally to serve new customers and higher volumes from existing customers, as well as externally through the acquisitions of Gouge in August 1998, SRT in October 1998, ATW in September 1999, and Harold Ives in November 1999. The Company's average revenue per loaded mile increased to approximately $1.20 in 1999, from $1.18 in 1998. The increase was attributable primarily to per-mile rate increases negotiated by the Company. The increase in average revenue per loaded mile more than offset an increase in the empty miles percentage. Revenue per total mile increased to approximately $1.11 in 1999, from $1.10 in 1998.

Salaries, wages, and related expenses increased $37.8 million (23.0%), to $202.4 million in 1999, from $164.6 million in 1998. As a percentage of revenue, salaries, wages, and related expenses decreased to 42.8% in 1999, from 44.4% in 1998. Driver wages as a percentage of revenue decreased to 30.7% in 1999, from 32.3% in 1998, because the Company utilized more owner-operators and a larger percentage of single-driver tractors from the operations of SRT, and Harold Ives, which only have one driver to be compensated. A driver wage increase that went into effect in October 1999, and an additional increase planned for early 2000 are expected to increase driver wages as a percentage of revenue in future periods. The Company experienced an increase in non-driving employee payroll expense to 6.1% of revenue in the 1999 period from 5.5% of revenue in the 1998 period due to the start up of Covenant Transport Logistics and the acquisitions of SRT and Harold Ives. Health insurance, employer paid taxes, and workers' compensation decreased to 5.8% of revenue in 1999, from 6.3% in 1998. The decrease as a percentage of revenue was primarily the result of improved group health insurance rates in 1999 as compared to the 1998 rates.

Fuel, oil, and road expenses increased $16.2 million (23.7%), to $84.5 million in 1999, from $68.3 million in 1998. As a percentage of revenue, fuel, oil, and road expenses decreased to 17.9% in 1999 from 18.4% in 1998. During 1999, average for the year fuel costs increased approximately $0.10 per gallon versus 1998. The increase in 1999 was more than offset by fuel surcharges, fuel hedges, and by the increased usage of owner-operators who pay for their own fuel purchases. However, fuel prices rose sharply during the fourth quarter of 1999 and remain elevated at levels much higher than the average in 1998 or 1999. Thus, fuel, oil, and road expenses are anticipated to increase as a percentage of revenue in 2000. Fuel surcharges amounted to nearly $.006 per mile or approximately $2.4 million during 1999. Fuel surcharges were not triggered during 1998. The Company's percentage of fuel purchases that are hedged was approximately 18.5% in 1999 and is approximately 12% for the year 2000.

Revenue equipment rentals and purchased transportation increased $25.0 million (103.1%), to $49.3 million in 1999, from $24.3 million in 1998. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 10.4% in 1999 from 6.5% in 1998. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company increased the fleet size of owner-operators to an average of 285 in 1999, compared to 134 in 1998, an increase of 112.7%. The Company also entered into additional operating leases. During 1999, an average of approximately 220 tractors were leased compared to an average of approximately 497 leased tractors during 1998. The equipment leases will increase this expense category in the future, while reducing depreciation and interest. The Company also formed a logistics division in the fourth quarter of 1998 that is being reflected in this expense category as well.

Repairs increased $1.7 million (20.5%), to $10.1 million in 1999, from $8.4 million in 1998. As a percentage of revenue, repairs decreased to 2.1% in 1999, from 2.3% in 1998. As a percentage of revenue, repairs decreased due to the increased number of owner-operators who are responsible for their own repairs, which more than offset additional repairs associated with a slight increase in fleet age.

Operating taxes and licenses increased $1.6 million (17.0%), to $11.0 million in 1999, from $9.4 million in 1998. As a percentage of revenue, operating taxes and licenses decreased to 2.3% in 1999, from 2.5% in 1998, due to increased revenue per tractor more efficiently spreading this largely fixed cost.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $2.1 million (20.1%), to $12.5 million in 1999, from $10.4 million in 1998. As a percentage of revenue, insurance decreased to 2.6% in 1999, from 2.8% in 1998, as the Company continued to reduce premiums per million dollars of revenue. Insurance costs are expected to rise nationwide in 2000, and the Company may be subject to increased costs in this area.

General supplies and expenses, consisting primarily of headquarters and other terminal lease expense, driver recruiting expenses, and communications, increased $5.4 million (27.8%), to $24.8 million in 1999, from $19.4 million in 1998. As a percentage of revenue, general supplies and expenses remained essentially constant at 5.2% in the 1999 and the 1998 periods.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $5.4 million (17.9%), to $35.6 million in 1999, from $30.2 million in 1998. As a percentage of revenue, depreciation and amortization decreased to 7.5% in 1999, from 8.1% in 1998, because the Company utilized more owner operators, leased more revenue equipment, and realized an increase in revenue per tractor per week, which more efficiently spread this fixed cost over a larger revenue base. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995, one 1998, and two 1999 business acquisitions, as well as goodwill from two 1997, two 1998, and three 1999 acquisitions. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Gain on sale of tractors and trailers was $1.9 million in 1998, and $67,000 in 1999. The market for used tractors deteriorated late in 1999, and into 2000. If the prices for used equipment remain depressed, the Company may recognize less gain or a loss on the sale of its tractors and trailers, which would impact depreciation and amortization as a percentage of revenue.

Interest expense decreased $0.4 million (6.9%), to $5.5 million in 1999, from $5.9 million in 1998. As a percentage of revenue, interest expense decreased to 1.2% in 1999, from 1.6% in 1998, as the result of utilizing more owner-operators, leasing more revenue equipment, and averaging lower debt balances related to the Company's secondary stock offering in April 1998.

As a result of the foregoing, the Company's pretax margin remained essentially constant at 7.9% in 1999, compared with 8.0% in 1998.

The Company's effective tax rate was 40.1% in 1999, and 38.6% in 1998, due to the Company paying taxes to a greater number of states.

As a result of the factors described above, net income increased $4.0 million (21.9%), to $22.3 million in 1999 (4.7% of revenue), from $18.3 million in 1998 (4.9% of revenue).

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Revenue increased $72.6 million (24.4%), to $370.5 million in 1998, from $297.9 million in 1997. The revenue increase was primarily generated by a 25.0% increase in weighted average tractors, to 2,333 in 1998, from 1,866 in 1997, as the Company expanded internally to serve new customers and higher volumes from existing customers, as well as externally through the acquisitions of Bud Meyer in October 1997, Gouge in August 1998, and SRT in October 1998. The Company's average revenue per loaded mile increased to approximately $1.18 in 1998, from $1.13 in 1997. The increase was attributable to per-mile rate increases negotiated by the Company as well as higher revenue per loaded mile at Bud Meyer. The increase in average revenue per loaded mile more than offset an increase in the empty miles percentage. Revenue per total mile increased to approximately $1.10 in 1998, from $1.07 in 1997.

Salaries, wages, and related expenses increased $33.1 million (25.1%), to $164.6 in 1998, from $131.5 million in 1997. As a percentage of revenue, salaries, wages, and related expenses increased to 44.4% in 1998 from 44.2% in 1997. Driver wages as a percentage of revenue decreased to 32.3% in 1998, from 32.7% in 1997, primarily because the use of owner-operators more than offset a $0.025 per mile pay increase for employee drivers that went into effect in April 1998. Non-driving employee payroll expense increased to 5.5% of revenue in 1998 from 5.3% in 1997. Although the Company continued to reduce the number of non-driving employees per tractor, a larger number of participants in the Company's bonus program contributed to the increase. Health insurance, employer paid taxes, and workers' compensation increased to 6.3% of revenue in 1998, from 6.1% in 1997. The increase as a percentage of revenue was primarily the result of a higher state unemployment tax rate in 1998, as compared to the 1997 tax rate.

Fuel, oil, and road expenses increased $3.4 million (5.2%), to $68.3 million in 1998, from $64.9 million in 1997. As a percentage of revenue, fuel, oil, and road expenses decreased to 18.4% in 1998, from 21.8% in 1997. The increase reflects the greater number of tractors in service in 1998. The decrease as a percentage of revenue was primarily the result of improving fuel prices during 1998, as well as the increased use of owner-operators who pay for their fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation expense category. Fuel surcharges were not in effect during 1998, and amounted to nearly $0.01 per mile or approximately $2.4 million during 1997.

Revenue equipment rentals and purchased transportation increased $15.8 million (185.5%), to $24.2 million in 1998, from $8.5 million in 1997. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 6.5% in 1998, from 2.9% in 1997. During 1998, the Company increased its use of owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company contracted with an average of 134 owner-operators during 1998. The Company also entered into operating leases for approximately 240 tractors during the fourth quarter of 1997, as well as 185 tractors and 69 trailers during 1998. The equipment leases will increase this expense category in the future, while reducing depreciation and interest. The Company also formed a logistics division in the fourth quarter of 1998, that is being reflected in this expense category as well.

Repairs increased $2.5 million (42.2%), to $8.4 million in 1998, from $5.9 million in 1997. As a percentage of revenue, repairs increased 2.3% in 1998 from 2.0% in 1997. The increase was attributable to an increase in fleet size, a slight increase in fleet age, the costs associated with preparing certain Bud Meyer equipment for trade-in, as well as an increase in repairs related to the change to a higher deductible limit under the Company 's physical damage insurance ($5,000 compared to $2,500).

Operating taxes and licenses increased $1.9 million (25.0%), to $9.4 million in 1998, from $7.5 million in 1997. As a percentage of revenue, operating taxes and licenses remained essentially constant at 2.5% in the 1998 period and in the 1997 period.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $1.7 million (19.8%), to $10.4 million in 1998, from $8.7 million in 1997. As a percentage of revenue, insurance decreased to 2.8% in 1998, from 2.9% in 1997, as the Company continued to reduce premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of headquarters and other terminal lease expense, driver recruiting expenses, communications, and utilities, increased $3.1 million (19.2%), to $19.4 million in 1998, from $16.3 million in 1997. As a percentage of revenue, general supplies and expenses decreased to 5.2% in 1998, from 5.5% in 1997. The 1998 decrease as a percentage of revenue is related to the termination of the lease of the former headquarters as well as the fixed nature of a portion of these costs which was more effectively spread over higher revenue.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $3.7 million (14.0%), to $30.2 million in 1998, from $26.5 million in 1997. As a percentage of revenue, depreciation and amortization decreased to 8.1% in 1998, from 8.9% in 1997, as the Company utilized more owner operators, leased more revenue equipment, and realized an increase in revenue per tractor per week, which more efficiently spread this fixed cost over a larger revenue base. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995 and one 1998 asset acquisitions, as well as goodwill from two 1997 and two 1998 acquisitions.

Interest expense decreased $0.3 million (5.6%), to $5.9 million in 1998, from $6.3 million in 1997. As a percentage of revenue, interest expense decreased to 1.6% in 1998, from 2.2% in 1997, as the result of utilizing more owner-operators, leasing more revenue equipment, and averaging lower debt balances related to the Company's secondary stock offering in April 1998.

As a result of the foregoing, the Company's pretax margin improved to 8.0% in 1998, from 7.3% in 1997.

The Company's effective tax rate was 38.6% in 1998, and 37.3% in 1997, due to the Company paying taxes to a greater number of states.

As a result of the factors described above, net income increased $4.6 million (33.4%), to $18.3 million in 1998 (4.9% of revenue) from $13.7 million in 1997 (4.6% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company historically has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and a small portion with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at December 31, 1999, were funds provided by operations and borrowings under its primary credit agreement, which had maximum available borrowing of $130.0 million at December 31, 1999 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs.

The Company's primary sources of cash flow from operations in 1999 were net income increased by depreciation and amortization and deferred income taxes. The most significant uses of cash provided by operations were to fund prepaid expenses (primarily license plates for revenue equipment) and to finance increases in receivables and advances associated with growth in the business. The Company's number of days sales in accounts receivable decreased from 48 days in 1998, to 45 days in 1999. Net cash provided by operating activities was $48.1 million in 1999, and $39.9 million in 1998.

Net cash used in investing activities was $80.8 million in 1999 and $59.1 million in 1998. Such amounts were used primarily to acquire additional revenue equipment as the Company expanded its operations. In addition, approximately $10.8 million represented the purchase price for the assets of ATW, of which approximately $1.5 million was allocated to goodwill, and approximately $15.0 million represented the purchase price for the acquisition of Harold Ives, of which approximately $4.4 million was allocated to goodwill. The Company expects capital expenditures, primarily for revenue equipment (net of trade-ins) and the approximately 100,000 square foot addition to the Company's headquarters to be approximately $40 million in 2000, exclusive of acquisitions.

Net cash provided by financing activities was $30.9 million in 1999, and $19.5 million in 1998. The primary source of cash for 1999 and 1998 was provided by borrowings under the Credit Agreement. In 1998, funds were also provided by the proceeds from the sale of Company shares. The Company sold 1,540,000 shares and certain stockholders of the Company sold 960,000 shares of Class A Common Stock in a public offering effective April 30, 1998. The Company received net proceeds of $27.5 million in connection with the offering. The proceeds were used to reduce the Company's indebtedness under the revolving line of credit. The indebtedness was incurred primarily to acquire revenue equipment. The Company did not receive any proceeds from the sale of shares of Class A Common Stock by the selling stockholders.

At December 31, 1999, the Company had outstanding debt of $144.7 million, primarily consisting of $96.0 million drawn under the Credit Agreement, $25.0 million in 10-year senior notes, $20.2 million in term equipment financing, a $3.0 million interest bearing note to the former primary stockholder of SRT related to the acquisition, and $0.5 million in notes related to non-compete agreements. Interest rates on this debt range 5.9% to 9.0%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $130.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or $130.0 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.125% and 0.275% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. The Company, and all subsidiaries, are parties to the Credit Agreement and related documents.

The Company renewed the Credit Agreement in June 1999. The Credit Agreement revolves through December 31, 2000, and then has a three-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in twelve equal quarterly installments beginning in 2001, if not renewed. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.55% and 0.925% based on cash flow coverage. At December 31, 1999, the margin was 0.60%. In October 1995, the Company placed $25 million in 10-year senior notes with an insurance company. The notes bear interest at 7.39%, payable semi-annually, and mature on October 1, 2005. Principal payments are due in equal annual installments beginning in the seventh year of the notes. Proceeds of the notes were used to reduce borrowings under the Credit Agreement.

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

The Company's headquarters facility was completed in December 31, 1996. The cost of the approximately 75 acres and construction of the headquarters and shop buildings was approximately $15 million. The Company financed the land and improvements under a "build to suit" operating lease. The Company is currently constructing an approximately 100,000 square foot addition to the office building and is improving an additional 58 acres of land. The estimated cost of these activities in 2000 is $15 million.

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at December 31, 1999.

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

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. In the fourth quarter of 1999, fuel prices escalated rapidly and have remained high. This has increased the Company's cost of operating.

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

The table below sets forth quarterly information reflecting the Company's equipment utilization (miles per tractor per period) during 1997, 1998, and 1999. The Company believes that equipment utilization more accurately demonstrates the seasonality of its business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.


                           Equipment Utilization Table
                         (Miles per Tractor Per Period)

                                          First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                         ----------------- ------------------ ----------------- ----------------


                     1997                    34,389            37,325             38,850           38,314
                     1998                    34,828            35,796             36,455           36,813
                     1999                    33,739            37,011             37,585           36,132


YEAR 2000

To date, the Company's information and non-information systems have experienced no adverse impact from the transition to the Year 2000. In addition, the Company is not aware of any material Year 2000 related issues with any of its shippers, suppliers, or other third parties with whom it has business relationships. Through December 31, 1999, the Company spent approximately $250,000 to address Year 2000 issues. The Company does not expect to incur any significant additional costs relating to Year 2000 issues.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of factors over which the Company has little or no control may affect the Company's future results. Factors that might cause such a difference include, but are not limited to, the following:

Economic Factors. Negative economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and higher interest rates could impair the Company's operating results by decreasing equipment utilization or increasing costs of operations.

Fuel Price. The price of diesel fuel escalated rapidly in late 1999 and early 2000. Fuel is one of the Company's largest operating expense, and high fuel prices have a negative impact on the Company's profitability. Continued high fuel prices may affect the Company's future results.

Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used tractors experienced a sharp drop in late 1999 and into 2000. If the prices for used equipment remains depressed, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.

Recruitment, Retention, and Compensation of Qualified Drivers. Competition for drivers is intense in the trucking industry. There was in 1999, and historically has been, an industry-wide shortage of qualified drivers. This shortage could force the Company to significantly increase the compensation it pays to driver employees, curtail the Company's growth, or experience the adverse effects of tractors without drivers.

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

Regulation. The trucking industry is subject to various governmental regulations. The DOT is considering a proposal that may limit the hours-in-service during which a driver may operate a tractor and a proposal that would require installing certain safety equipment on tractors. Although the Company is unable to predict the nature of any changes in regulations, the cost of any changes, if implemented, may adversely affect the profitability of the Company.

Acquisitions. A significant portion of the Company's growth has occurred through acquisitions, and acquisitions are an important component of the Company's growth strategy. Management must continue to identify desirable target companies and negotiate, finance, and close acceptable transactions or the Company's growth could suffer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be as well as the extent to which fuel surcharges could be collected to offset such increases. For 1999, diesel fuel expenses represented 16.7% of the Company's total operating expenses and 15.2% of total revenue. The Company uses purchase commitments through suppliers, to reduce a portion of its exposure to fuel price fluctuations. At December 31, 1999, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.298 per gallon. At December 31, 1999, the notional amount for purchased commitments during 2000 was 9.5 million gallons. At December 31, 1999, the price of the notional 9.5 million gallons would have produced approximately $1.5 million of income to offset increased fuel prices if the price of fuel remained the same as of December 31, 1999. At December 31, 1999, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by $1.2 million.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 0.925%. At December 31, 1999, the Company had drawn $96 million under the Credit Agreement, which is subject to variable rates. Considering all debt outstanding, each one-percentage point increase or decrease in LIBOR would affect the Company's pretax interest expense by $960,000 on an annualized basis.

The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited consolidated balance sheets, statements of income, cash flows, and stockholders' equity, and notes related thereto, are contained at Pages 22 to 35 of this report. The supplementary quarterly financial data follows:


Quarterly Financial Data:
(In thousands except for share data amounts)
                                                       Fourth          Third           Second         First
                                                       Quarter        Quarter          Quarter       Quarter
                                                        1999           1999             1999           1999
                                                  --------------- --------------- --------------- --------------
Revenue                                               $141,662        $120,104        $113,211       $ 97,764
Operating income                                        12,379          12,468          11,112          6,731
Income before taxes                                     10,672          11,188           9,887          5,430
Income taxes                                             4,278           4,486           3,955          2,181
Net income                                               6,394           6,702           5,932          3,249
Net income per share                                   $  0.43         $  0.45         $  0.40        $  0.22

                                                       Fourth          Third           Second         First
                                                       Quarter        Quarter          Quarter       Quarter
                                                        1998           1998             1998           1998
                                                  --------------- --------------- --------------- --------------
Revenue                                              $ 106,146        $ 95,566        $ 89,010       $ 79,824
Operating income                                        10,723          10,293           8,901          5,781
Income before taxes                                      9,185           8,910           7,358          4,320
Income taxes                                             3,582           3,463           2,799          1,645
Net income                                               5,603           5,447           4,559          2,675
Net income per share                                   $  0.38         $  0.37         $  0.32        $  0.20


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1999, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information respecting executive officers and directors set forth under the captions "Election of Directors Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on Pages 2 to 3 and Page 12 of the Registrant's Proxy Statement for the 2000 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information respecting executive compensation set forth under the caption "Executive Compensation" on Pages 5 to 8 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal
Stockholders and Management" on Pages 9 to 10 of the Proxy Statement is incorporated herein by reference.

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

The Company's audited consolidated financial statements are set forth at the following pages of this report:

Report of Independent Accountants...........................................21
Consolidated Balance Sheets.................................................22
Consolidated Statements of Income...........................................23
Consolidated Statements of Stockholders' Equity.............................24
Consolidated Statements of Cash Flows.......................................25
Notes to Consolidated Financial Statements..................................26

         2.       Financial Statement Schedules.

Financial statement schedules are not required because all required information is included in the financial statements.

         3.       Exhibits.

See list under Item 14(c) below, with management compensatory plans and arrangements being listed under Exhibits 10.1, 10.2, and 10.10.

(b) Reports on Form 8-K during the fourth quarter ended December 31, 1999.

One Form 8-K was filed on November 16, 1999, with respect to the acquisition of Harold Ives Trucking Co. and Terminal Truck Broker, Inc.

(c)  Exhibits

Exhibit
Number         Reference     Description

3.1               (1)        Restated Articles of Incorporation.
3.2               (1)        Amended By-Laws dated September 27, 1994.
4.1               (1)        Restated Articles of Incorporation.
4.2               (1)        Amended By-Laws dated September 27, 1994.
10.1              (1)        Incentive Stock Plan filed as Exhibit 10.9.
10.2              (1)        401(k) Plan filed as Exhibit 10.10.
10.3              (2)        Note Purchase Agreement dated October 15,
                             1995, among Covenant Transport, Inc., a
                             Tennessee corporation and CIG & Co., filed
                             as Exhibit 10.12.
10.4              (3)        Participation Agreement dated March 29, 1996, among
                             Covenant Transport, Inc., a Tennessee corporation,
                             Lease Plan USA, Inc., and ABN-AMRO Bank, N.V.,
                             Atlanta Agency, filed as Exhibit 10.14.
10.5              (3)        First Amendment to Note Purchase Agreement and
                             Waiver dated April 1, 1996, filed as Exhibit 10.16.
10.6              (4)        Waiver to Note Purchase Agreement dated March 31,
                             1997, filed as Exhibit 10.12.

10.7              (5)        Second Amendment to Note Purchase Agreement dated
                             December 30, 1997, filed as Exhibit 10.19.
10.8              (6)        Stock Purchase Agreement made and entered into as
                             of October 5, 1998, by and among Covenant
                             Transport, Inc., a Nevada corporation; Smith
                             Charitable Remainder Trust; Southern Refrigerated
                             Transport, Inc., an Arkansas corporation; Tony
                             Smith Trucking, Inc., an Arkansas corporation; and
                             Tony and Kathy Smith, husband and wife and
                             residents of Arkansas, filed as Exhibit 10.22.
10.9              (7)        Amendment No. 2 to the Incentive Stock Plan, filed
                             as Exhibit 10.10.
10.10             (7)        Amended and Restated Credit Agreement dated June
                             18, 1999, filed as Exhibit 10.11.
10.11             (8)        Stock Purchase Agreement made and entered into as
                             of November 15, 1999, by and among Covenant
                             Transport, Inc., a Tennessee corporation; Harold
                             Ives; Marilu Ives, Tommy Ives, Garry Ives, Larry
                             Ives, Sharon Ann Dickson, and the Tommy Denver Ives
                             Irrevocable Trust; Harold Ives Trucking Co.; and
                             Terminal Truck Broker, Inc.
21                (9)        List of subsidiaries.
23.1              (9)        Consent of PricewaterhouseCoopers LLP, independent
                             accountants.
27                (9)        Financial Data Schedule.
--------------------------------------------------------------------------------
References:

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Form 10-K for the year ended December 31, 1995.
(3)      Form 10-Q for the quarter ended March 31, 1996.
(4)      Form 10-Q for the quarter ended March 31, 1997.
(5)      Form 10-K for the period ended December 31, 1997.
(6)      Form 10-K for the period ended December 31, 1998.
(7)      Form 10-Q for the quarter ended September 30, 1999.
(8)      Form 8-K for the event dated November 16, 1999.
(9)      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COVENANT TRANSPORT, INC.

Date:        March 27, 2000                   By:   /s/ Joey B. Hogan
                                              Joey B. Hogan
                                              Treasurer and Chief
                                              Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Position                          Date

/s/ David R. Parker        Chairman of the Board, President,
David R. Parker            and Chief Executive Officer
                           (principal executive officer)          March 27, 2000


/s/ Joey B. Hogan          Treasurer and Chief Financial
Joey B. Hogan              Officer (principal financial
                           and accounting officer)                March 27, 2000


R. H. Lovin, Jr.           Director                               March 27, 2000

/s/ Michael W. Miller
Michael W. Miller          Director                               March 27, 2000

/s/ William T. Alt
William T. Alt             Director                               March 27, 2000

/s/ Robert E. Bosworth
Robert E. Bosworth         Director                               March 27, 2000

/s/ Hugh O. Maclellan, Jr.
Hugh O. Maclellan, Jr.     Director                               March 27, 2000

/s/ Mark A. Scudder
Mark A. Scudder            Director                               March 27, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Covenant Transport, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Covenant Transport, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Knoxville, Tennessee
February 9, 2000



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                         (In thousands except share data)
                                                                                              1998                   1999
                                                                                      -------------------     -----------------

                                     ASSETS

Current assets:
  Cash and cash equivalents                                                                      $ 2,926               $ 1,046
  Accounts receivable, net of allowance of $1,065 in 1998 and
  Drivers advances and other receivables                                                           2,476                 4,789
  Tire and parts inventory                                                                         1,929                 3,046
  Prepaid expenses                                                                                 5,325                 9,567
  Deferred income taxes                                                                            1,674                 1,310
  Income taxes receivable                                                                              -                 4,506
                                                                                      -------------------     -----------------
Total current assets                                                                              66,119                99,302

Property and equipment, at cost                                                                  282,358               349,672
Less accumulated depreciation and amortization                                                    81,821                80,638
                                                                                      -------------------     -----------------
Net property and equipment                                                                       200,537               269,034

Other                                                                                              6,303                15,638
                                                                                      -------------------     -----------------

Total assets                                                                                    $272,959              $383,974
                                                                                      ===================     =================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Checks written in excess of bank balance                                                             -                 3,599
  Current maturities of long-term debt                                                             1,943                 4,218
  Accounts payable                                                                                 3,485                 7,260
  Accrued expenses                                                                                12,914                17,136
  Accrued income tax                                                                               1,404                     -
                                                                                      -------------------     -----------------
Total current liabilities                                                                         19,746                32,211

  Long-term debt, less current maturities                                                         84,331               140,497
  Deferred income taxes                                                                           27,359                47,412
                                                                                      -------------------     -----------------
Total liabilities                                                                                131,436               220,120

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares Class B common stock, $.01 par value; 5,000,000 shares authorized;

  Additional paid-in-capital                                                                      78,261                78,313
  Retained earnings                                                                               63,112                85,389
                                                                                      -------------------     -----------------
Total stockholders' equity                                                                       141,523               163,852
                                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                                      $272,959              $383,974
                                                                                      ===================     =================

The accompanying notes are an integral part of these consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                      (In thousands except per share data)

                                                                            1997              1998              1999
                                                                     ----------------   ----------------   -------------

Revenue                                                                    $ 297,861         $ 370,546         $472,741

Operating expenses:
  Salaries, wages, and related expenses                                      131,522           164,589          202,420
  Fuel, oil, and road expenses                                                64,910            68,292           84,465
  Revenue equipment rentals and purchased
  Repairs                                                                      5,885             8,366           10,078
  Operating taxes and licenses                                                 7,514             9,393           10,988
  Insurance                                                                    8,656            10,370           12,458
  General supplies and expenses                                               16,277            19,397           24,791
  Depreciation and amortization, including gain on
                                                                     ----------------  ----------------  ---------------
Total operating expenses                                                     269,738           334,849          430,051
                                                                     ----------------  ----------------  ---------------
Operating income                                                              28,123            35,697           42,690
Interest expense                                                               6,273             5,924            5,513
                                                                     ----------------  ----------------  ---------------
Income before income taxes                                                    21,850            29,773           37,177
Income tax expense                                                             8,148            11,490           14,900
                                                                     ----------------  ----------------  ---------------
Net income                                                                   $13,702           $18,283         $ 22,277
                                                                     ================  ================  ===============

Basic earnings per share:                                                      $1.03             $1.27            $1.49
Diluted earnings per share:                                                    $1.03             $1.27            $1.48


Weighted average shares outstanding                                           13,360            14,393           14,912

Adjusted weighted average shares and assumed conversions outstanding
                                                                              13,360            14,440           15,028




The accompanying notes are an integral part of these consolidated financial statements.



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, and 1999
                                 (In thousands)

                                                  Class A       Class B       Additional                        Total
                                                  Common        Common         Paid-In        Retained       Stockholders'
                                                   Stock         Stock         Capital        Earnings          Equity
                                               ------------- ------------- --------------- -------------- -----------------


Balances at January 1, 1997                         $ 110          $ 24        $ 50,469       $ 31,127          $ 81,730

Exercise of employee stock options                     --            --             165             --               165

Net income                                             --            --              --         13,702            13,702
                                             ------------- ------------- --------------- -------------- -----------------

Balances at December 31, 1997                         110            24          50,634         44,829            95,597

Exercise of employee stock options                     --            --             157             --               157

Secondary Offering                                     16            --          27,470             --            27,486

Net income                                             --            --              --         18,283            18,283
                                             ------------- ------------- --------------- -------------- -----------------

Balances at December 31, 1998                         126            24          78,261         63,112           141,523

Exercise of employee stock options                     --            --              52             --                52

Net income                                             --            --              --         22,277            22,277
                                             ------------- ------------- --------------- -------------- -----------------

Balances at December 31, 1999                       $ 126           $24        $ 78,313       $ 85,389          $163,852
                                             ============= ============= =============== ============== =================


The accompanying notes are an integral part of these consolidated financial statements.



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (In thousands)

                                                                     1997               1998                1999
                                                             -------------------------------------------------------

Cash flows from operating activities:

Net income                                                           $13,702            $18,283             $22,277
Adjustments to reconcile net income to net cash
    Provision for losses on receivables                                  458                456                 131
    Depreciation and amortization                                     27,364             32,075              35,658
    Deferred income tax expense                                        4,354              4,146               9,137
    Gain on disposition of property and equipment                      (882)            (1,883)                (67)
    Changes in operating assets and liabilities:
      Receivables and advances                                       (2,581)           (12,554)            (11,974)
      Prepaid expenses                                                   200            (1,075)             (3,321)
      Tire and parts inventory                                         (156)              (617)               (750)
      Accounts payable and accrued expenses                            2,787              1,072             (6,606)
                                                             -------------------------------------------------------
Net cash provided by operating activities                             45,246             39,903              44,485

Cash flows from investing activities:

  Acquisition of property and equipment                             (54,028)           (80,303)           (101,653)
  Proceeds from disposition of property and equipment                 32,023             27,760              46,632
  Acquisition of intangibles                                         (1,250)              (220)                  --
  Acquisition of business- Bud Meyer(1)                              (4,350)                 --                  --
  Acquisition of business- SRT(2)                                         --            (6,295)                  --
  Acquisition of business- ATW                                            --                 --            (10,775)
  Acquisition of business- Harold Ives(3)                                 --                 --            (15,031)
                                                             -------------------------------------------------------
Net cash used in investing activities                               (27,605)           (59,058)            (80,827)

Cash flows from financing activities:

  Proceeds from equity offering                                           --             27,485                  --
  Exercise of stock option                                               165                157                  52
  Proceeds from issuance of long-term debt                                --             84,000              93,500
  Repayments of long-term debt                                      (18,564)           (92,094)            (62,503)
  Other                                                                (124)               (77)               (186)
  Checks in excess of bank balance                                        --                 --               3,599
                                                             -------------------------------------------------------
Net cash provided by/(used in) financing activities                 (18,523)             19,471              34,462
                                                             -------------------------------------------------------

Net change in cash and cash equivalents                                (882)                316             (1,880)

Cash and cash equivalents at beginning of period                       3,492              2,610               2,926
                                                             -------------------------------------------------------
Cash and cash equivalents at end of period                            $2,610             $2,926              $1,046
                                                             =======================================================

Supplemental disclosure of cash flow information: Cash paid during the year for:

    Interest                                                          $6,147             $6,021              $5,823
                                                             =======================================================
    Income taxes                                                      $2,927             $5,675             $12,108
                                                             =======================================================

(1) Acquisition of business presented net of acquired cash of $0.3 million and receivable from officer of acquired company of $0.5 million.

(2) Acquisition of business presented net of acquired cash of $1.5 million and a note payable to former shareholder of acquired company in the amount of $3.0 million.

(3) Acquisition of business presented net of acquired cash of $3.9 million and receivable from a former shareholder of acquired company of $3.5 million.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned operating subsidiaries, Covenant Transport, Inc., a Tennessee corporation; Harold Ives Trucking Co., an Arkansas corporation; Terminal Truck Broker, Inc., an Arkansas corporation, (Harold Ives Trucking Co. and Terminal Truck Broker, Inc. referred together as "Harold Ives"); Bud Meyer Truck Lines, Inc., a Minnesota corporation, ("Bud Meyer") Southern Refrigerated Transport, Inc., an Arkansas corporation, Tony Smith Trucking, Inc. (Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. referred together as "SRT"); Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation, and CIP, Inc., a Nevada corporation. All significant intercompany balances and transactions have been eliminated in consolidation.


Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. The Company records revenue on a net basis for transactions on which it functions as a broker.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

Impairment of Long-Lived Assets - The Company ensures that long-lived assets to be disposed of are reported at the lower of the carrying value or the fair market value less costs to sell. The Company evaluates the carrying value of long-lived assets for impairment losses by analyzing the operating performance and future cash flows for those assets. The Company adjusts the net book value of the underlying assets if the sum of expected cash flows is less than book value.

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


2.  PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 1998 and 1999 is as follows:

(in thousands)                                                  1998                        1999
                                                       ------------------------    ------------------------

Revenue equipment                                                     $256,767                    $313,200
Land and improvements                                                    7,611                       9,359
Buildings and leasehold improvements                                     2,642                       6,708
Communications equipment                                                10,021                      12,624
Other                                                                    5,317                       7,781
                                                       ------------------------    ------------------------
                                                                      $282,358                    $349,672
                                                       ========================    ========================

Depreciation expense amounts were $26.9 million, $31.4 million, and $35.1 million in 1997, 1998, and 1999, respectively.



3.  OTHER ASSETS

A summary of other assets as of December 31, 1998 and 1999 is as follows:

(in thousands)                                                             1998                 1999
                                                                     -----------------    -----------------

Covenants not to compete                                                       $1,400               $2,600
Tradename                                                                          --                1,000
Goodwill                                                                        3,842               11,081
Less accumulated amortization of intangibles                                    (950)              (1,498)
                                                                     -----------------    -----------------
                                                                                4,292               13,183
Other                                                                           2,011               $2,455
                                                                     -----------------    -----------------
                                                                               $6,303              $15,638
                                                                     =================    =================


4.  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1998 and 1999:

(in thousands)                                                         1998                   1999
                                                                 -----------------     --------------------

Borrowings under $130 million credit agreement                           $ 54,000                 $ 96,000
10-year senior notes                                                       25,000                   25,000
Notes to unrelated individuals for non-compete agreements
Equipment and vehicle obligations with commercial
Note payable to former SRT shareholder related to
  purchase of SRT bearing interest at 6.5% with interest
  payable quarterly                                                         3,000                    3,000
                                                                 -----------------     --------------------
                                                                           86,274                  144,715
Less current maturities                                                     1,943                    4,218
                                                                 -----------------     --------------------
                                                                         $ 84,331                 $140,497
                                                                 =================     ====================

The Company is party to a credit agreement with a group of banks with maximum borrowings of $130 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $130 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10 million. The credit agreement includes a "security agreement" such that the credit agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee that is adjusted quarterly between 0.125% and 0.275% per annum based on a ratio of total debt to trailing cash flow coverage is due on the daily unused portion of the credit agreement. At December 31, 1999, the fee was 0.15% per annum. The credit agreement is guaranteed by Covenant Transport, Inc., a Nevada corporation, Bud Meyer Truck Lines, Inc., a Minnesota corporation, SRT, Inc., an Arkansas corporation, Covenant Asset Management, Inc., a Nevada corporation, CIP, Inc., a Nevada corporation, and Covenant.com, Inc., a Nevada Corporation.

The Company renewed the loan in June 1999. The credit agreement revolves through December 31, 2000 and then has a three-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in twelve equal quarterly installments beginning in 2001 if not renewed. Borrowings under the credit agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.55% and 0.925% based on a ratio of total debt to trailing cash flow coverage. At December 31, 1999, the margin was 0.60%.

During October 1995, the Company placed $25 million in senior notes due October 2005 with an insurance company. The term agreement requires payments for interest semi-annually in arrears with principal payments due in four equal annual installments beginning October 1, 2002. Interest accrues at 7.39% per annum.

The credit agreement and senior note agreement subject the Company to certain restrictions and covenants related to, among others, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness.

Maturities of long term debt at December 31, 1999 are as follows:

              (in thousands)

                          2000       $         4,218
                          2001               100,178
                          2002                 8,236
                          2003                 3,806
                          2004                   277
                    Thereafter                28,000

5.  RELATED PARTY TRANSACTIONS

Transactions involving related parties not otherwise disclosed herein are as follows:

In June 1997 the Company obtained a promissory note in the amount of $480,000 from a significant shareholder. The principal and related interest at the rate of 7% was paid in full in May 1998. The Company also chartered an airplane owned by a related party in the amount of $262,940 during 1998 and $42,633 during 1999. Tenn-Ga Truck Sales, Inc., a corporation wholly owned by a related party, purchased used tractors and trailers from the Company for approximately $768,000 during 1998 and approximately $2.8 million during 1999. In December 1999, the Company purchased approximately 105 acres of land that is adjacent to the corporate headquarters for approximately $890,000 from a related party.

 6. LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, computer and office equipment, exclusive of owner/operator rentals, and month-to-month equipment rentals, summarized for the following fiscal years:

              (in thousands)

                          2000       $        12,234
                          2001                 8,757
                          2002                 4,322
                          2003                 2,827
                          2004                 2,802


Rental  expense is  summarized  as  follows  for each of the three  years  ended
December 31:

(in thousands)                                             1997               1998                1999
                                                      ----------------   ----------------    ----------------

Revenue equipment rentals                                     $ 1,619            $ 5,640             $12,102
Owner/operator rentals                                          6,861             18,167              35,534
Terminal rentals                                                1,503              1,277               1,407
Other equipment rentals                                         1,182              1,290               1,618
                                                      ----------------   ----------------    ----------------
                                                              $11,165            $26,374           $  50,661
                                                      ================   ================    ================

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

Included in terminal rentals are payments of $224,172, and $78,905 for the years ended December 31, 1997, and 1998, respectively, to the principal stockholder of the Company.


7.  INCOME TAX

Income tax expense for the years ended December 31, 1997, 1998, and 1999 is comprised of:

(in thousands)                                             1997               1998                1999
                                                      ----------------   ----------------    ----------------

Federal, current                                                    $             $5,076              $6,154
Federal, deferred                                               3,531              4,196               6,705
State, current                                                    263              1,773               1,331
State, deferred                                                   414                445                 710
                                                      ----------------   ----------------    ----------------
                                                              $ 8,148            $11,490             $14,900
                                                      ================   ================    ================

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 1997, 1998 and 1999 as follows:


(in thousands)                                             1997               1998                1999
                                                      ----------------   ----------------    ----------------

Computed "expected" income tax expense                         $7,648            $10,420             $13,012
Adjustments in income taxes resulting from:
State income taxes, net of federal income tax effect              440                945               1,487
Permanent differences and other, net                               60                125                 401
                                                      ----------------   ----------------    ----------------
Actual income tax expense                                      $8,148            $11,490             $14,900
                                                      ================   ================    ================



The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 1998 and 1999 are as follows:

(in thousands)                                                  1998                        1999
                                                       ------------------------    ------------------------

Deferred tax assets:
  Accounts receivable                                                  $   181                     $   372
  Accrued expenses                                                       1,675                       1,350
  Alternative minimum tax credits                                        4,778                         958
  Investment tax credits carryforward                                       82                          --
  Intangible assets                                                        222                          --
                                                       ------------------------    ------------------------
                                                                         6,938                       2,680
Deferred tax liability:
  Property and equipment                                                32,623                      47,098
  Adjustments resulting from a change in
  Unrealized gain on securities                                             --                          28
  Intangible assets                                                         --                         506
                                                       ------------------------    ------------------------
Net deferred tax liability                                              25,685                      46,102
Portion reflected as current asset                                       1,674                       1,310
                                                       ------------------------    ------------------------
Deferred tax liability                                                $ 27,359                    $ 47,412
                                                       ========================    ========================

8.  COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has entered into minimum purchase agreements for the purchase of diesel fuel. The agreements provide for specified amounts of fuel at contracted prices through 2001. At December 31, 1999, the approximate number of gallons of fuel purchase commitments were as follows:

                  2000               9,500,000 gallons
                  2001                 750,000 gallons


9.  EARNINGS PER SHARE

The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Consolidated Statement of Income:

(in thousands except per share data)                       1997               1998                1999
                                                      ----------------   ----------------    ----------------
Numerator:

  Net Income                                                  $13,702            $18,283             $22,277

Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                        13,360             14,393              14,912

Effect of dilutive securities:

  Employee stock options                                           --                 47                 116
                                                      ----------------   ----------------    ----------------
Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed
conversions                                                    13,360             14,440              15,028
                                                      ================   ================    ================

Basic earnings per share:                             $          1.03    $          1.27     $          1.49
                                                      ================   ================    ================
Diluted earnings per share                            $          1.03    $          1.27     $          1.48
                                                      ================   ================    ================


10. DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute up to 17% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The
Company contributed approximately $538,000, $873,000, and $782,000 in 1997, 1998, and 1999, respectively, to the profit sharing and savings plan.

11. INCENTIVE STOCK PLAN

The Company has adopted an incentive stock plan. Awards may be in the form of incentive stock awards or other forms. The Company has reserved 1,300,000 shares of Class A Common Stock for distribution at the discretion of the Board of Directors. The options vest ratively over 5 years and expire 10 years from the date of grant. The following table details the activity of the incentive stock option plan:

                                                                           Weighted            Options
                                                                            Average          Exercisable at
                                                         Shares          Exercise Price        Year End
                                                    ------------------ ------------------ -------------------

Under option at December 31, 1996                             383,250             $15.80              75,250

Options granted in 1997                                       149,000             $16.43
Options exercised in 1997                                    (10,250)             $16.09
Options canceled in 1997                                     (20,500)             $15.79
                                                    ------------------
Under option at December 31, 1997                             501,500             $15.87             143,800

Options granted in 1998                                       298,250             $12.21
Options exercised in 1998                                    (10,000)             $15.68
Options canceled in 1998                                     (20,000)             $14.80
                                                    ------------------
Under option at December 31, 1998                             769,750             $14.43             206,500

Options granted in 1999                                       202,750             $13.06
Options exercised in 1999                                     (4,000)             $13.06
Options canceled in 1999                                     (35,950)             $17.18
                                                    ------------------
Under option at December 31, 1999                             932,550             $14.14             354,150


                                         Options Outstanding                           Options Exercisable
                        ------------------------------------------------------- ----------------------------------
                                                 Weighted-
    Range of                   Number             Average        Weighted-             Number         Weighted-
 Exercise Prices            Outstanding          Remaining        Average            Exercisable       Average
                            at 12/31/99       Contractual Life   Exercise                At           Exercise
                                                                  Price               12/31/99         Price
----------------------- ---------------- -------------------- ----------------- ---------------- -----------------
$10.00 to $12.99                267,750                  105         $11.71            51,950          $11.43
$13.00 to $15.99                512,050                   95         $14.49           184,550          $15.44
$16.00 to $20.00                152,750                   71         $17.22           117,650          $16.78


The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 5.0% to 6.0%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 18.5% for 1997, 42.0% for 1998, and 42.6% for 1999. Using these assumptions, the fair value of the employee stock options granted in 1997, 1998, and 1999 is $600,000, $1.2 million, and $900,000 respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31, 1997, 1998 and 1999:


(in thousands except per share data)                     1997                 1998                 1999


Pro forma net income                                    13,403               17,736               21,565


Pro forma earnings per share:


  Basic                                                  $1.00                $1.23               $1.45

  Diluted                                                 1.00                 1.23                1.43


12. BUSINESS COMBINATIONS

In August 1997, the Company purchased certain intangible assets of Trans-Roads, Inc. for $2.25 million, of which $1 million will be paid out over the five years following closing.

In October 1997, the Company purchased all of the outstanding stock of Bud Meyer. The acquisition of Bud Meyer has been accounted for under the purchase method of accounting. Accordingly, the operating results of Bud Meyer have been included in the consolidated operating results since the date of acquisition. The purchase price of $5.2 million, net of cash received of $347,688 and a receivable from an officer of Bud Meyer to the acquired company of $501,870 has been allocated to the net assets acquired based on appraised fair values at the date of acquisition.

In August 1998, the Company purchased certain assets of Gouge Trucking, Inc. for approximately $1.0 million.

In October 1998, the Company purchased all of the outstanding stock of SRT. The acquisition of SRT has been accounted for under the purchase method of accounting. Accordingly, the operating results of SRT have been included in the consolidated operating results since the date of acquisition. The purchase price of $10.75 million, net of cash received of approximately $1.5 million and note payable in the amount of $3.0 million to a former shareholder of SRT has been allocated to the net assets acquired based on appraised fair values at the date of acquisition.

In September 1999, the Company purchased certain assets of ATW, Inc. for $10.8 million, which included $9.3 million for property and equipment.

In November 1999, the Company purchased all of the outstanding stock of Harold Ives. The acquisition of Harold Ives has been accounted for under the purchase method of accounting and goodwill is being amortized over 30 years. Accordingly, the operating results of Harold Ives have been included in the consolidated operating results since the date of acquisition. The purchase price of $22.4 million, net of cash received of $3.9 million and a receivable from an officer of Harold Ives to the acquired company of $3.5 million has been allocated to the net assets acquired based on appraised fair values as set forth below at the date of acquisition.

(in thousands)
           Property and equipment                                    $ 39,290
           Current assets                                              15,168
           Intangibles                                                  6,621
           Accounts payable and accrued expenses                      (8,691)
           Deferred taxes                                             (9,914)
           Notes payable                                             (27,443)
                                                           -------------------
                                                                     $ 15,031

The unaudited pro forma operating data for the Company, assuming the acquisition of Bud Meyer occurred January 1, 1996, the acquisition of SRT occurred January 1, 1997, and the Harold Ives acquisition occurred January 1, 1998.

(in thousands except per share data)                     1997                1998               1999
                                                    --------------     ---------------     ---------------
                                                       (unaudited)         (unaudited)        (unaudited)
Revenues                                         $        356,919    $        451,463   $         525,657

Net Income                                                 13,992              20,092              23,272

Earnings per share

    Basic                                        $           1.05    $           1.40   $            1.56

    Diluted                                      $           1.05    $           1.39   $            1.55


The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they indicative of future operating results.

13. SUBSEQUENT EVENTS

The Company announced the intent to merge its logistics business with six other transportation companies into a commonly owned, Internet-based global transportation logistics company, Transplace.com. The six companies intend to develop programs for the cooperative purchasing of products, supplies, and services and the achievement of other synergies. Covenant intends to contribute $5.0 million in cash for initial funding toward the venture. Transplace.com will focus on truckload, refrigerated, and intermodal capabilities. Assuming the closing of the Transplace.com transaction, Covenant will no longer operate its own transportation logistics or brokerage business.