Form 10-K/A
period 1999-12-31
COVENANT TRANSPORT INC
filed 2000-04-10
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A

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

                                     PART I

ITEM 1.  BUSINESS

General

Covenant Transport, Inc. ("Covenant" or the "Company") is a truckload carrier that offers just-in-time and other premium transportation service for customers throughout the United States. Covenant was founded by David and Jacqueline Parker in 1985 with 25 tractors and 50 trailers. In fourteen years of operating, the Company's fleet has grown to 3,521 tractors and 6,199 trailers, and in 1999 revenue grew to $472.7 million. In recent years, the Company has grown both internally and through acquisitions, although prior to 1997 most growth was internal. The Company has completed eight acquisitions since 1995. In the past two years the Company has purchased the stock of three significant corporations and the trucking assets of another corporation. In October 1998, Covenant acquired all of the outstanding stock of Southern Refrigerated Transport, Inc., a $23 million annual revenue truckload carrier (referred to as "SRT"), located in southwest Arkansas. In October 1999, the Company purchased the trucking assets of ATW, Inc. ("ATW"), a long-haul team service carrier. ATW was based in Greensboro, North Carolina and generated approximately $40 million in annual revenue. In November 1999, the Company purchased all of the outstanding capital stock of Harold Ives Trucking Co. and Terminal Truck Broker, Inc. (together, "Harold Ives"), near Little Rock, Arkansas.

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

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

           (In thousands except per share and operating data amounts)
                                                                       Years Ended December 31,
                                                  ----            ----           ----           ----            ----
                                                  1995            1996           1997           1998            1999
                                                  ----            ----           ----           ----            ----

Statement of Operations Data:
Revenue                                           $ 180,346      $ 236,267      $ 297,861       $ 370,546      $ 472,741
Operating expenses:
  Salaries, wages, and related expenses              83,747        108,818        131,522         164,589        202,420
  Fuel, oil, and road expenses                       37,802         55,340         64,910          68,292         84,465
  Revenue equipment rentals and
   purchased transportation                           1,230            605          8,492          24,250         49,260
  Repairs                                             3,569          4,293          5,885           8,366         10,078
  Operating taxes and licenses                        4,679          6,065          7,514           9,393         10,988
  Insurance                                           4,907          6,115          8,656          10,370         12,458
  General supplies and expenses                       9,648         12,825         16,277          19,397         24,791
  Depreciation and amortization                      16,045         22,139         26,482          30,192         35,591
                                             -----------------------------------------------------------------------------
Total operating expenses                            161,627        216,200        269,738         334,849        430,051
                                             -----------------------------------------------------------------------------
Operating income                                     18,719         20,067         28,123          35,697         42,690
Interest expense                                      4,162          5,987          6,273           5,924          5,513
                                             -----------------------------------------------------------------------------
Income before income taxes                           14,557         14,080         21,850          29,773         37,177
Income tax expense                                    5,274          5,102          8,148          11,490         14,900
                                             -----------------------------------------------------------------------------
Net income                                         $  9,283       $  8,978       $ 13,702       $  18,283       $ 22,277
                                             =============================================================================

Basic earnings per share                           $   0.70       $   0.67       $   1.03        $   1.27       $   1.49
Diluted earnings per share                             0.70           0.67           1.03            1.27           1.48
Weighted average common shares
 outstanding                                        13,350          13,350         13,360          14,393         14,912

Adjusted weighted average common
 shares and assumed conversions                     13,350          13,353         13,360          14,440         15,028
 outstanding

Balance Sheet Data:
Net property and equipment                         $127,408      $ 144,384      $ 161,621       $ 200,537      $ 269,034
Total assets                                        169,381        187,148        215,256         272,959        379,466
Long-term debt, less current maturities              80,150         83,110         80,812          84,331        140,497
Stockholders' equity                               $ 72,752      $  81,730      $  95,597       $ 141,522      $ 163,852

Selected Operating Data:
Pretax margin                                          8.1%           6.0%           7.3%            8.0%           7.9%
Average revenue per loaded mile (1)                $   1.09       $   1.10       $   1.13        $   1.18       $   1.20
Average revenue per total mile                     $   1.03       $   1.04       $   1.07        $   1.10       $   1.11
Average length of haul in miles                       1,811          1,780          1,653           1,508          1,452
Average miles per tractor per year                  148,669        150,778        149,117         144,000        144,601
Average revenue per tractor per week               $  2,942       $  2,994       $  3,059        $  3,045       $  3,078
Weighted average tractors for year (2)                1,179          1,509          1,866           2,333          2,929
Total tractors at end of period (2)                   1,343          1,629          2,136           2,608          3,521
Total trailers at end of period (2)                   2,554          3,048          3,948           4,526          6,199


(1) Includes fuel surcharge in 1996 and 1997. Excluding the fuel surcharge, the Company estimates that average revenue per loaded mile was $1.09 and $1.12, respectively.
(2) Includes monthly rental tractors and excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Except for the historical information contained herein, the discussion in this annual report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this annual report.

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

Over the same three-year period, the Company increased its net income at a compound rate of approximately 35.3% to $22.3 million in 1999, from $9.0 million in 1996. Earnings per share (diluted) increased at a compounded rate of 30.2%, reflecting the issuance of 1,540,000 Company shares in a 1998 stock offering. Several factors contributed to the increase, including negotiating higher freight rates from substantially all customers. Although higher driver compensation partially offset the increased freight rates, management believes the Company benefited from attracting and retaining more drivers. The Company makes no assurance that its revenue and earnings will continue to grow at the historical rates.

Changes in several operating statistics and expense categories are expected to result from actions the Company's acquisitions of Bud Meyer, SRT, and Harold Ives. These operations use predominately single-driver tractors, as opposed to the primarily team-driver tractor fleet operated by Covenant's long-haul operation. The single driver fleets operate fewer miles per tractor and experience more empty miles. The additional expenses and lower productive miles are offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. In addition, the Company's refrigerated services must bear additional expenses of fuel for refrigeration units, pallets, and depreciation and interest expense of more expensive trailers associated with temperature controlled service. The Company's operating statistics and expenses are expected to shift in future periods with the mix of single, team, and temperature-controlled operations.

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

The following table sets forth the percentage relationship of certain items to revenue for each of the three years-ended December 31:

                                                                      1997          1998          1999
                                                                      ----          ----          ----

      Revenue                                                         100.0%        100.0%        100.0%
      Operating expenses:
        Salaries, wages, and related expenses                          44.2          44.4          42.8
        Fuel, oil, and road expenses                                   21.8          18.4          17.9
        Revenue equipment rentals and purchased
         transportation                                                 2.9           6.5          10.4
        Repairs                                                         2.0           2.3           2.1
        Operating taxes and licenses                                    2.5           2.5           2.3
        Insurance                                                       2.9           2.8           2.6
        General supplies and expenses                                   5.5           5.2           5.2
        Depreciation and amortization                                   8.9           8.1           7.5
                                                                  ------------- ------------- -------------
          Total operating expenses                                     90.6          90.4          91.0
                                                                  ------------- ------------- -------------
          Operating income                                              9.4           9.6           9.0
      Interest expense                                                  2.2           1.6           1.2
                                                                  ------------- ------------- -------------
      Income before income taxes                                        7.3           8.0           7.9
      Income tax expense                                                2.7           3.1           3.2
                                                                  ------------- ------------- -------------
      Net income                                                        4.6%          4.9%          4.7%
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

Fuel, oil, and road expenses increased $16.2 million (23.7%), to $84.5 million in 1999, from $68.3 million in 1998. As a percentage of revenue, fuel, oil, and road expenses decreased to 17.9% in 1999 from 18.4% in 1998. During 1999, average fuel costs for the year increased approximately $0.10 per gallon versus 1998. The increase in 1999 was more than offset by fuel surcharges, fuel hedges, and by the increased usage of owner-operators who pay for their own fuel purchases. However, fuel prices rose sharply during the fourth quarter of 1999 and remain elevated at levels much higher than the average in 1998 or 1999. Thus, fuel, oil, and road expenses are anticipated to increase as a percentage of revenue in 2000. Fuel surcharges amounted to nearly $.006 per mile or approximately $2.4 million during 1999. Fuel surcharges were not triggered during 1998. The Company's percentage of fuel purchases that are hedged was approximately 18.5% in 1999 and is approximately 12% for the year 2000.

Revenue equipment rentals and purchased transportation increased $25.0 million (103.1%), to $49.3 million in 1999, from $24.3 million in 1998. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 10.4% in 1999 from 6.5% in 1998. During 1997, the Company began using owner-operators of revenue equipment, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company increased the fleet size of owner-operators to an average of 285 in 1999, compared to 134 in 1998, an increase of 112.7%. The Company also entered into additional operating leases. During 1999, an average of approximately 497 tractors were leased compared to an average of approximately 220 leased tractors during 1998. The equipment leases will increase this expense category in the future, while reducing depreciation and interest. The Company also formed a logistics division in the fourth quarter of 1998 that is being reflected in this expense category as well.

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

Interest expense decreased $0.4 million (6.9%), to $5.5 million in 1999, from $5.9 million in 1998. As a percentage of revenue, interest expense decreased to 1.2% in 1999, from 1.6% in 1998, as the result of utilizing more owner-operators and leasing more revenue equipment.

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

The Company's primary sources of cash flow from operations in 1999 were net income increased by depreciation and amortization and deferred income taxes. The most significant uses of cash provided by operations were to fund prepaid expenses (primarily license plates for revenue equipment) and to finance increases in receivables and advances associated with growth in the business. The Company's number of days sales in accounts receivable decreased from 48 days in 1998, to 45 days in 1999. Net cash provided by operating activities was $44.5 million in 1999, and $39.9 million in 1998.

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

Net cash provided by financing activities was $34.5 million in 1999, and $19.5 million in 1998. The primary source of cash for 1999 and 1998 was provided by borrowings under the Credit Agreement. In 1998, funds were also provided by the proceeds from the sale of Company shares. The Company sold 1,540,000 shares and certain stockholders of the Company sold 960,000 shares of Class A Common Stock in a public offering effective April 30, 1998. The Company received net proceeds of $27.5 million in connection with the offering. The proceeds were used to reduce the Company's indebtedness under the revolving line of credit. The indebtedness was incurred primarily to acquire revenue equipment. The Company did not receive any proceeds from the sale of shares of Class A Common Stock by the selling stockholders.

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

Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used tractors experienced a sharp drop in late 1999 and into 2000. If the prices for used equipment remain depressed, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For 1999, diesel fuel expenses represented 16.7% of the Company's total operating expenses and 15.2% of total revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At December 31, 1999, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.298 per gallon. At December 31, 1999, the notional amount for purchased commitments during 2000 was 9.5 million gallons. At December 31, 1999, the price of the notional 9.5 million gallons would have produced approximately $1.5 million of income to offset increased fuel prices if the price of fuel remained the same as of December 31, 1999. At December 31, 1999, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by $1.2 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited consolidated balance sheets, statements of income, cash flows, stockholders' equity, and notes related thereto, are contained at Pages 21 to 35 of this report. The supplementary quarterly financial data follows:

Quarterly Financial Data:
(In thousands except per share amounts)
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on Pages 2 to 3 and Page 12 of the Registrant's Proxy Statement for the 2000 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.

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

         3.       Exhibits.

See list under Item 14(c) below, with management compensatory plans and arrangements being listed under Exhibits 10.1, 10.2, and 10.9.

(b) Reports on Form 8-K during the fourth quarter ended December 31, 1999.

One Form 8-K was filed on November 16, 1999, with respect to the acquisition of Harold Ives Trucking Co. and Terminal Truck Broker, Inc.

(c)  Exhibits

Exhibit
Number         Reference     Description

3.1               (1)        Restated Articles of Incorporation.
3.2               (1)        Amended By-Laws dated September 27, 1994.
4.1               (1)        Restated Articles of Incorporation.
4.2               (1)        Amended By-Laws dated September 27, 1994.
10.1              (1)        Incentive Stock Plan filed as Exhibit 10.9.
10.2              (1)        401(k) Plan filed as Exhibit 10.10.
10.3              (2)        Note Purchase Agreement dated October 15,
                             1995, among Covenant Transport, Inc., a
                             Tennessee corporation and CIG & Co., filed
                             as Exhibit 10.12.
10.4              (3)        Participation Agreement dated March 29, 1996, among
                             Covenant Transport, Inc., a Tennessee corporation,
                             Lease Plan USA, Inc., and ABN-AMRO Bank, N.V.,
                             Atlanta Agency, filed as Exhibit 10.14.
10.5              (3)        First Amendment to Note Purchase Agreement and
                             Waiver dated April 1, 1996, filed as Exhibit 10.16.
10.6              (4)        Waiver to Note Purchase Agreement dated March 31,
                             1997, filed as Exhibit 10.12.
10.7              (5)        Second Amendment to Note Purchase Agreement dated
                             December 30, 1997, filed as Exhibit 10.19.

10.8              (6)        Stock Purchase Agreement made and entered into as
                             of October 5, 1998, by and among Covenant
                             Transport, Inc., a Nevada corporation; Smith
                             Charitable Remainder Trust; Southern Refrigerated
                             Transport, Inc., an Arkansas corporation; Tony
                             Smith Trucking, Inc., an Arkansas corporation; and
                             Tony and Kathy Smith, husband and wife and
                             residents of Arkansas, filed as Exhibit 10.22.
10.9              (7)        Amendment No. 2 to the Incentive Stock Plan, filed
                             as Exhibit 10.10.
10.10             (7)        Amended and Restated Credit Agreement dated June
                             18, 1999, filed as Exhibit 10.11.
10.11             (8)        Stock Purchase Agreement made and entered into as
                             of November 15, 1999, by and among Covenant
                             Transport, Inc., a Tennessee corporation; Harold
                             Ives; Marilu Ives, Tommy Ives, Garry Ives, Larry
                             Ives, Sharon Ann Dickson, and the Tommy Denver Ives
                             Irrevocable Trust; Harold Ives Trucking Co.; and
                             Terminal Truck Broker, Inc.
21                (9)        List of subsidiaries.
23                (9)        Consent of PricewaterhouseCoopers LLP, independent
                             accountants.
27                (9)        Financial Data Schedule.
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

                                              COVENANT TRANSPORT, INC.

Date:        April 4, 2000                    By:   /s/ Joey B. Hogan
                                              Joey B. Hogan
                                              Treasurer and Chief
                                              Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Position                          Date

/s/ David R. Parker        Chairman of the Board, President,
David R. Parker            and Chief Executive Officer
                           (principal executive officer)           April 4, 2000


/s/ Joey B. Hogan          Treasurer and Chief Financial
Joey B. Hogan              Officer (principal financial
                           and accounting officer)                 April 4, 2000

/s/ R. H. Lovin, Jr.
R. H. Lovin, Jr.           Director                                April 4, 2000


Michael W. Miller          Director


William T. Alt             Director

/s/ Robert E. Bosworth
Robert E. Bosworth         Director                                April 4, 2000

/s/ Hugh O. Maclellan, Jr.
Hugh O. Maclellan, Jr.     Director                                April 4, 2000

/s/ Mark A. Scudder
Mark A. Scudder            Director                                April 4, 2000

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Knoxville, Tennessee
February 9, 2000


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                         (In thousands except share data)
                                                                                              1998                   1999
                                                                                      -------------------     -----------------

                                     ASSETS

Current assets:
  Cash and cash equivalents                                                                      $ 2,926               $ 1,046
  Accounts receivable, net of allowance of $1,065 in 1998 and
   $1,040 in 1999                                                                                 51,789                75,038
  Drivers advances and other receivables                                                           2,476                 4,789
  Tire and parts inventory                                                                         1,929                 3,046
  Prepaid expenses                                                                                 5,325                 9,567
  Deferred income taxes                                                                            1,674                 1,310
  Income taxes receivable                                                                              -                 4,506
                                                                                      -------------------     -----------------
Total current assets                                                                              66,119                99,302

Property and equipment, at cost                                                                  282,358               349,672
Less accumulated depreciation and amortization                                                    81,821                80,638
                                                                                      -------------------     -----------------
Net property and equipment                                                                       200,537               269,034

Other                                                                                              6,303                15,638
                                                                                      -------------------     -----------------

Total assets                                                                                    $272,959              $383,974
                                                                                      ===================     =================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Checks written in excess of bank balance                                                             -                 3,599
  Current maturities of long-term debt                                                             1,943                 4,218
  Accounts payable                                                                                 3,485                 7,260
  Accrued expenses                                                                                12,914                17,136
  Accrued income tax                                                                               1,404                     -
                                                                                      -------------------     -----------------
Total current liabilities                                                                         19,746                32,211

  Long-term debt, less current maturities                                                         84,331               140,497
  Deferred income taxes                                                                           27,359                47,412
                                                                                      -------------------     -----------------
Total liabilities                                                                                131,436               220,120

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares
   authorized; 12,560,250 and 12,564,250 shares issued and                                           126                   126
   outstanding as of 1998 and 1999, respectively
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 1998 and 1999                                       24                    24
  Additional paid-in-capital                                                                      78,261                78,313
  Retained earnings                                                                               63,112                85,389
                                                                                      -------------------     -----------------
Total stockholders' equity                                                                       141,523               163,852
                                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                                      $272,959              $383,974
                                                                                      ===================     =================

The accompanying notes are an integral part of these consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                      (In thousands except per share data)

                                                                            1997              1998              1999
                                                                     ----------------   ----------------   -------------
Revenue                                                                    $ 297,861         $ 370,546         $472,741

Operating expenses:
  Salaries, wages, and related expenses                                      131,522           164,589          202,420
  Fuel, oil, and road expenses                                                64,910            68,292           84,465
  Revenue equipment rentals and purchased
   transportation                                                              8,492            24,250           49,260
  Repairs                                                                      5,885             8,366           10,078
  Operating taxes and licenses                                                 7,514             9,393           10,988
  Insurance                                                                    8,656            10,370           12,458
  General supplies and expenses                                               16,277            19,397           24,791
  Depreciation and amortization, including gain on
   disposition of equipment                                                   26,482            30,192           35,591
                                                                     ----------------  ----------------  ---------------
Total operating expenses                                                     269,738           334,849          430,051
                                                                     ----------------  ----------------  ---------------
Operating income                                                              28,123            35,697           42,690
Interest expense                                                               6,273             5,924            5,513
                                                                     ----------------  ----------------  ---------------
Income before income taxes                                                    21,850            29,773           37,177
Income tax expense                                                             8,148            11,490           14,900
                                                                     ----------------  ----------------  ---------------
Net income                                                                   $13,702           $18,283         $ 22,277
                                                                     ================  ================  ===============

Basic earnings per share:                                                      $1.03             $1.27            $1.49
Diluted earnings per share:                                                    $1.03             $1.27            $1.48


Weighted average shares outstanding                                           13,360            14,393           14,912

Adjusted weighted average shares and assumed conversions
 outstanding                                                                  13,360            14,440           15,028



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



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (In thousands)

                                                                     1997               1998                1999
                                                             -------------------------------------------------------

Cash flows from operating activities:

Net income                                                           $13,702            $18,283             $22,277
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for losses on receivables                                  458                456                 131
    Depreciation and amortization                                     27,364             32,075              35,658
    Deferred income tax expense                                        4,354              4,146               9,137
    Gain on disposition of property and equipment                      (882)            (1,883)                (67)
    Changes in operating assets and liabilities:
      Receivables and advances                                       (2,581)           (12,554)            (11,974)
      Prepaid expenses                                                   200            (1,075)             (3,321)
      Tire and parts inventory                                         (156)              (617)               (750)
      Accounts payable and accrued expenses                            2,787              1,072             (6,606)
                                                             -------------------------------------------------------
Net cash provided by operating activities                             45,246             39,903              44,485

Cash flows from investing activities:

  Acquisition of property and equipment                             (54,028)           (80,303)           (101,653)
  Proceeds from disposition of property and equipment                 32,023             27,760              46,632
  Acquisition of intangibles                                         (1,250)              (220)                  --
  Acquisition of business- Bud Meyer(1)                              (4,350)                 --                  --
  Acquisition of business- SRT(2)                                         --            (6,295)                  --
  Acquisition of business- ATW                                            --                 --            (10,775)
  Acquisition of business- Harold Ives(3)                                 --                 --            (15,031)
                                                             -------------------------------------------------------
Net cash used in investing activities                               (27,605)           (59,058)            (80,827)

Cash flows from financing activities:

  Proceeds from equity offering                                           --             27,485                  --
  Exercise of stock option                                               165                157                  52
  Proceeds from issuance of long-term debt                                --             84,000              93,500
  Repayments of long-term debt                                      (18,564)           (92,094)            (62,503)
  Other                                                                (124)               (77)               (186)
  Checks in excess of bank balance                                        --                 --               3,599
                                                             -------------------------------------------------------
Net cash provided by/(used in) financing activities                 (18,523)             19,471              34,462
                                                             -------------------------------------------------------

Net change in cash and cash equivalents                                (882)                316             (1,880)

Cash and cash equivalents at beginning of period                       3,492              2,610               2,926
                                                             -------------------------------------------------------
Cash and cash equivalents at end of period                            $2,610             $2,926              $1,046
                                                             =======================================================

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest                                                          $6,147             $6,021              $5,823
                                                             =======================================================
    Income taxes                                                      $2,927             $5,675             $12,108
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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned operating subsidiaries, Covenant Transport, Inc., a Tennessee corporation; Harold Ives Trucking Co., an Arkansas corporation; Terminal Truck Broker, Inc., an Arkansas corporation (Harold Ives Trucking Co. and Terminal Truck Broker, Inc. referred together as "Harold Ives"); Bud Meyer Truck Lines, Inc., a Minnesota corporation, ("Bud Meyer") Southern Refrigerated Transport, Inc., an Arkansas corporation; Tony Smith Trucking, Inc. (Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. referred together as "SRT"); Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; and CIP, Inc., a Nevada corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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
                                                       ========================    ========================

Depreciation expense amounts were $26.9 million, $31.4 million, and $35.1 million in 1997, 1998, and 1999, respectively.

3.  OTHER ASSETS

A summary of other assets as of December 31, 1998 and 1999 is as follows:

(in thousands)                                                             1998                 1999
                                                                     -----------------    -----------------

Covenants not to compete                                                       $1,400               $2,600
Tradename                                                                          --                1,000
Goodwill                                                                        3,842               11,081
Less accumulated amortization of intangibles                                    (950)              (1,498)
                                                                     -----------------    -----------------
                                                                                4,292               13,183
Other                                                                           2,011               $2,455
                                                                     -----------------    -----------------
                                                                               $6,303              $15,638
                                                                     =================    =================

4.  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1998 and 1999:

(in thousands)                                                         1998                   1999
                                                                 -----------------     --------------------

Borrowings under $130 million credit agreement                           $ 54,000                 $ 96,000
10-year senior notes                                                       25,000                   25,000
Notes to unrelated individuals for non-compete
 agreements                                                                   810                      550
Equipment and vehicle obligations with commercial
 lending institutions, with fixed interest rates ranging
 from 5.9% to 9.0% at December 31, 1999                                     3,464                   20,165
Note payable to former SRT shareholder related to
 purchase of SRT bearing interest at 6.5% with interest
 payable quarterly                                                          3,000                    3,000
                                                                 -----------------     --------------------
                                                                           86,274                  144,715
Less current maturities                                                     1,943                    4,218
                                                                 -----------------     --------------------
                                                                         $ 84,331                 $140,497
                                                                 =================     ====================

The Company is party to a credit agreement with a group of banks with maximum borrowings of $130 million. Borrowings related to revenue equipment are limited to the lesser of 90% of the net book value of revenue equipment or $130 million. Working capital borrowings are limited to 85% of eligible accounts receivable. Letters of credit are limited to an aggregate commitment of $10 million. The credit agreement includes a "security agreement" such that the credit agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee that is adjusted quarterly between 0.125% and 0.275% per annum based on a ratio of total debt to trailing cash flow coverage is due on the daily unused portion of the credit agreement. At December 31, 1999, the fee was 0.15% per annum. The credit agreement is guaranteed by Covenant Transport, Inc., a Nevada corporation, Bud Meyer Truck Lines, Inc., a Minnesota corporation, Southern Refrigerated Transport, Inc., an Arkansas corporation, Covenant Asset Management, Inc., a Nevada corporation, CIP, Inc., a Nevada corporation, and Covenant.com, Inc., a Nevada corporation.

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

7.  INCOME TAX

Income tax expense for the years ended December 31, 1997, 1998, and 1999 is comprised of:

(in thousands)                                             1997               1998                1999
                                                      ----------------   ----------------    ----------------

Federal, current                                               $3,940             $5,076              $6,154
Federal, deferred                                               3,531              4,196               6,705
State, current                                                    263              1,773               1,331
State, deferred                                                   414                445                 710
                                                      ----------------   ----------------    ----------------
                                                              $ 8,148            $11,490             $14,900
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
                                                      ================   ================    ================



The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 1998 and 1999 are as follows:

(in thousands)                                                  1998                        1999
                                                       ------------------------    ------------------------

Deferred tax assets:
  Accounts receivable                                                  $   181                     $   372
  Accrued expenses                                                       1,675                       1,350
  Alternative minimum tax credits                                        4,778                         958
  Investment tax credits carryforward                                       82                          --
  Intangible assets                                                        222                          --
                                                       ------------------------    ------------------------
                                                                         6,938                       2,680
Deferred tax liability:
  Property and equipment                                                32,623                      47,098
  Adjustments resulting from a change in
   accounting methods for tax purposes                                      --                       1,150
  Unrealized gain on securities                                             --                          28
  Intangible assets                                                         --                         506
                                                       ------------------------    ------------------------
Net deferred tax liability                                              25,685                      46,102
Portion reflected as current asset                                       1,674                       1,310
                                                       ------------------------    ------------------------
Deferred tax liability                                                $ 27,359                    $ 47,412
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


                                         Options Outstanding                           Options Exercisable
                        ------------------------------------------------------- ----------------------------------
                                                 Weighted-        Weighted-            Number       Weighted-
    Range of                   Number             Average           Average       Exercisable         Average
 Exercise Prices            Outstanding          Remaining         Exercise                At        Exercise
                            at 12/31/99     Contractual Life          Price          12/31/99           Price
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

13. SUBSEQUENT EVENTS

The Company announced the intent to merge its logistics business with five other transportation companies into a commonly owned, Internet-based global transportation logistics company, Transplace.com. The six companies intend to develop programs for the cooperative purchasing of products, supplies, and services and the achievement of other synergies. Covenant intends to contribute $5.0 million in cash for initial funding toward the venture. Transplace.com will focus on truckload, refrigerated, and intermodal capabilities. Assuming the closing of the Transplace.com transaction, Covenant will no longer operate its own transportation logistics or brokerage business.