Form 10-Q
period 2000-03-31
COVENANT TRANSPORT INC
filed 2000-05-12
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                                   YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 26, 2000).

             Class A Common Stock, $.01 par value: 12,566,450 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 13

                                     PART I
                              FINANCIAL INFORMATION
                                                                     Page Number
Item 1. Financial statements

        Condensed Consolidated Balance Sheets as of December 31,1999
           and March 31, 2000 (Unaudited)                                      3

        Condensed Consolidated Statements of Income for the three months
           ended March 31, 1999 and 2000 (Unaudited)                           4

        Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 1999 and 2000 (Unaudited)                    5

        Notes to Condensed Consolidated Financial Statements (Unaudited)       6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

Item 3. Quantitative and Qualitative Disclosures about Market Risk            12


                                     PART II
                                OTHER INFORMATION

                                                                     Page Number

Item 1.    Legal Proceedings                                                  13

Items 2, 3, 4 and 5.  Not applicable                                          13

Item 6.   Exhibits and reports on Form 8-K                                    13


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                                                 December 31,                   March 31,
                                                                                     1999                          2000
                                                                               -----------------             -----------------
                                    ASSETS                                                                     (unaudited)
                                    ------
Current assets:
  Cash and cash equivalents                                                         $     1,046                   $       729
  Accounts receivable, net of allowance of $1,040 in 1999
    and 2000                                                                             75,038                        71,462
  Drivers' advances and other receivables                                                 4,789                         7,517
  Tire and parts inventory                                                                3,046                         3,295
  Prepaid expenses                                                                        9,567                        11,638
  Deferred income taxes                                                                   1,310                           918
  Income taxes receivable                                                                 4,506                         4,619
                                                                               -----------------             -----------------
Total current assets                                                                $    99,302                   $   100,178

Property and equipment, at cost                                                         349,672                       357,749
Less accumulated depreciation and amortization                                           80,638                        87,016
                                                                               -----------------             -----------------
Net property and equipment                                                              269,034                       270,733

Other                                                                                    15,638                        15,790
                                                                               -----------------             -----------------

Total assets                                                                        $   383,974                   $   386,701
                                                                               =================             =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks outstanding in excess of bank balances                                      $    3,599                    $    7,243
  Current maturities of long-term debt                                                    4,218                         2,549
  Accounts payable                                                                        7,260                         5,271
  Accrued expenses                                                                       17,136                        17,934
                                                                               -----------------             -----------------
Total current liabilities                                                                32,213                        32,997

Long-term debt, less current maturities                                                 140,497                       139,818
Deferred income taxes                                                                    47,412                        47,977
                                                                               -----------------             -----------------
Total liabilities                                                                       220,122                       220,792

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized;
    12,564,250 and 12,566,450 shares issued and outstanding as of 1999 and                  126                           126
    2000, respectively
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 1999 and 2000                              24                            24
Additional paid-in-capital                                                               78,313                        78,337
Retained earnings                                                                        85,389                        87,422
                                                                               -----------------             -----------------
Total stockholders' equity                                                              163,852                       165,909
                                                                               -----------------             -----------------
Total liabilities and stockholders' equity                                          $   383,974                   $   386,701
                                                                               =================             =================

The accompanying notes are an integral part of these consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                 (In thousands except share and per share data)

                                                                                     Three months ended March 31,
                                                                                              (unaudited)
                                                                             ----------------------------------------------

                                                                                   1999                        2000
                                                                                   ----                        ----
          Revenue                                                                     $ 97,764                   $ 126,481
          Operating expenses:
            Salaries, wages, and related expenses                                       44,836                      53,945
            Fuel, oil, and road expenses                                                17,338                      21,012
            Revenue equipment rentals and purchased
              transportation                                                             8,161                      18,719
            Repairs                                                                      1,943                       3,008
            Operating taxes and licenses                                                 2,407                       3,285
            Insurance                                                                    2,795                       3,376
            General supplies and expenses                                                5,582                       7,439
            Depreciation and amortization, including gain on
               disposal of equipment                                                     7,971                      10,010
                                                                             ------------------          ------------------
          Total operating expenses                                                      91,033                     120,794
                                                                             ------------------          ------------------
          Operating income                                                               6,731                       5,687
          Interest expense                                                               1,301                       2,303
                                                                             ------------------          ------------------
          Income before income taxes                                                     5,430                       3,384
          Income tax expense                                                             2,181                       1,351
                                                                             ------------------          ------------------
          Net income                                                                  $  3,249                    $  2,033
                                                                             ==================          ==================

          Basic earnings per share                                                    $   0.22                    $   0.14

          Diluted earnings per share                                                  $   0.22                    $   0.14

          Weighted average shares outstanding                                           14,912                      14,916

          Adjusted weighted average shares and assumed
            conversions outstanding                                                     15,040                      14,982

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (In thousands)

                                                                                         Three months ended March 31,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                        1999                       2000
                                                                                        ----                       ----
Cash flows from operating activities:
Net income                                                                               $    3,249                $    2,033
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for losses on receivables                                                       153                        20
      Depreciation and amortization                                                           8,101                    10,686
      Deferred income tax expense                                                              (44)                       957
      Gain on disposition of property and equipment                                           (130)                     (675)
      Changes in operating assets and liabilities:
        Receivables and advances                                                               (57)                       361
        Prepaid expenses                                                                    (1,536)                   (2,071)
        Tire and parts inventory                                                              (197)                     (249)
        Accounts payable and accrued expenses                                                 8,159                   (1,191)
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              17,698                     9,871

Cash flows from investing activities:
      Acquisition of property and equipment                                                (20,627)                  (16,640)
      Proceeds from disposition of property and equipment                                    12,389                     5,149
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                 (8,238)                  (11,491)

Cash flows from financing activities:
     Changes in checks outstanding in excess of bank
        balances                                                                                  -                     3,644
     Deferred costs                                                                               -                      (17)
     Exercise of stock option                                                                    20                        24
     Proceeds from issuance of long-term debt                                                 8,000                    12,000
     Repayments of long-term debt                                                          (19,612)                  (14,348)
                                                                                  ------------------         -----------------
Net cash flows provided by/(used in) financing activities                                  (11,592)                     1,303
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                     (2,132)                     (317)

Cash and cash equivalents at beginning of period                                              2,926                     1,046
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                                $     794                 $     729
                                                                                  ==================         =================

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

      The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

(in thousands except per share data)                                        Three months ended March 31,
                                                                         1999                          2000
                                                                         ----                          ----
Numerator:

  Net Income                                                                  $ 3,249                       $ 2,033

Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                                        14,912                        14,916

Effect of dilutive securities:

  Employee stock options                                                          128                            66
                                                                 ---------------------         ---------------------

Denominator for diluted earnings per share - adjusted
weighted-average shares and assumed conversions                                15,040                        14,982
                                                                 =====================         =====================
Basic earnings per share                                                       $  .22                        $  .14
                                                                 =====================         =====================
Diluted earnings per share                                                     $  .22                        $  .14
                                                                 =====================         =====================

Note 3.     Income Taxes

      Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of nondeductible amortization of goodwill. Effective income tax expense approximates 40% in the quarters ended March 31, 2000, and 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, fuel price increases, and higher interest rates; the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers; competition from trucking, rail, and intermodal competitors; and the ability to identify acceptable acquisition targets and negotiate, finance, and consummate acquisitions and integrate acquired companies. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

The Company grew its revenue 29.4%, to $126.5 million in the three months ended March 31, 2000, from $97.8 million during the same period of 1999. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period. Most of the revenue growth was generated by three acquisitions acquired during the fourth quarter of 1999. In October 1999, the Company purchased the trucking assets of ATW, Inc. ("ATW"), a $40 million annual revenue carrier located in North Carolina. In November 1999, the Company purchased all of the outstanding capital stock of both Harold Ives Trucking Co. and Terminal Truck Broker, Inc. (collectively, "Harold Ives"), which generated a combined $65 million of annual trucking and brokerage revenue. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers.

The Company's pretax margin decreased to 2.7% of revenue from 5.6% of revenue, and the Company's net income decreased approximately 37.4%, to $2.0 million for the three months ended March 31, 2000, from $3.2 million during the same period of 1999. Several factors contributed to the decrease, including increased fuel costs, lower utilization of equipment and a soft freight environment as compared to the previous year. The Company merged the operations of Bud Meyer and Harold Ives into the Chattanooga headquarters during the first quarter of 2000, which impacted utilization of equipment.

The Company is continuing to grow its owner-operator fleet and finance equipment under operating leases. As of March 31, 2000, the Company had contracted with approximately 645 owner-operators as compared to approximately 215 at March 31, 1999. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. As of March 31, 2000, the Company had financed approximately 747 tractors and 450 trailers under operating leases as compared to 577 tractors and 69 trailers under operating leases as of March 31, 1999. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pretax margin and net margin rather than operating ratio.

The Company announced the intent to merge its logistics business with five other transportation companies into a company called Transplace.com, which will operate as an Internet-based global transportation logistics company. Transplace.com also intends to develop programs for the cooperative purchasing of products, supplies, and services. Additionally, Covenant intends to contribute $5.0 million in cash for initial funding toward the venture. Assuming the closing of the Transplace.com transaction, Covenant will no longer operate its own transportation logistics or brokerage business.

The following table sets forth the percentage relationship of certain items to revenue:

                                              Three Months Ended March 31,
                                             1999                      2000
                                       ---------------           ---------------
Revenue                                         100.0%                    100.0%
Operating expenses:
  Salaries, wages, and related expenses          45.9                      42.7
  Fuel, oil, and road expenses                   17.7                      16.6
  Revenue equipment rentals and purchased
    transportation                                8.3                      14.8
  Repairs                                         2.0                       2.4
  Operating taxes and licenses                    2.5                       2.6
  Insurance                                       2.9                       2.7
  General supplies and expenses                   5.6                       5.9
  Depreciation and amortization                   8.2                       7.9
                                       ---------------           ---------------
Total operating expenses                         93.1                      95.5
                                       ---------------           ---------------
Operating income                                  6.9                       4.5
Interest expense                                  1.3                       1.8
                                       ---------------           ---------------
Income before income taxes                        5.6                       2.7
Income tax expense                                2.2                       1.1
Net income                                        3.3%                      1.6%
                                       ===============           ===============


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

Revenue increased $28.7 million (29.4%), to $126.5 million in the 2000 period from $97.8 million in the 1999 period. The revenue increase was primarily generated by a 35.0% increase in weighted average tractors, to 3,594 during the 2000 period from 2,662 during the 1999 period. Most of the increase came from the acquisitions of Harold Ives and ATW. The Company also raised its freight rate approximately $0.04 per mile versus the 1999 period. The Company's growth was partially offset by a 6.4% decrease in revenue per tractor per week to $2,677 in the 2000 quarter from $2,857 in the 1999 quarter. Revenue per tractor per week was negatively impacted by the addition of Harold Ives, which operates single-driver tractors that produce less revenue. Also, the Company experienced a large number of tractors without drivers, primarily caused by the merger of the operations of Bud Meyer Truck Lines, Inc. and Harold Ives into the Chattanooga facility. The Company has corrected the driver problem.

Salaries, wages, and related expenses increased $9.1 million (20.3%), to $53.9 million in the 2000 period from $44.8 million in the 1999 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 42.7% in the 2000 period from 45.9% in the 1999 period. Driver wages as a percentage of revenue decreased to 29.6% in the 2000 period from 32.7% in the 1999 period as the Company utilized more owner-operators and a larger percentage of single-driver tractors from the operations of Harold Ives, which have only one driver to be compensated. A driver wage increase effective April 1, 2000 is expected to increase driver wages as a percentage of revenue in future periods. The Company experienced an increase in non-driving employee payroll expense to 6.9% of revenue in the 2000 period from 6.3% of revenue in the 1999 period due to the acquisition of Terminal Truck Broker, Inc. which pays out a significant percentage of its net revenue in salaries.

Fuel, oil, and road expenses increased $3.7 million (21.2%), to $21.0 million in the 2000 period from $17.3 million in the 1999 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 16.6% of revenue in the 2000 period from 17.7% in the 1999 period. Fuel costs increased approximately 48% per gallon in the first quarter of 2000 versus the first quarter of 1999. This increase was partially offset by fuel surcharges, fuel hedges, and by the increased usage of owner-operators who pay for their own fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category. The Company's percentage of fuel purchases that are hedged is approximately 13% for the remainder of 2000.

Revenue equipment rentals and purchased transportation increased $10.6 million (129.4%), to $18.7 million in the 2000 period from $8.2 million in the 1999 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 14.8% in the 2000 period from 8.3% in the 1999 period. The majority of the increase is due to growth in the owner-operator fleet. The Company increased the number of owner-operators in its fleet to an average of 582 in the 2000 period compared to 197 in the 1999 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of March 31, 2000, the Company had financed approximately 747 tractors and 450 trailers under operating leases as compared to 577 tractors and 69 trailers under operating leases as of March 31, 1999.

Repairs increased approximately $1.1 million (54.8%), to $3.0 million in the 2000 period from $1.9 million in the 1999 period. As a percentage of revenue, repairs increased to 2.4% in the 2000 period from 2.0% in the 1999 period. The increase was primarily the result of an increase in the number of tractors and trailers available for routine maintenance.

Operating taxes and licenses increased approximately $0.9 million (36.5%), to $3.3 million in the 2000 period from $2.4 million in the 1999 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.6% in the 2000 period and 2.5% in the 1999 period.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $0.6 million (20.8%), to $3.4 million in the 2000 period from $2.8 million in the 1999 period. As a percentage of revenue, insurance decreased to 2.7% in the 2000 period from 2.9% in the 1999 period, as the Company continued to reduce premiums per million dollars of revenue.

General supplies and expenses, consisting primarily of driver recruiting, communications expenses, and facilities expenses, increased $1.9 million (33.3%), to $7.4 million in the 2000 period from $5.6 million in the 1999 period. As a percentage of revenue, general supplies and expenses increased to 5.9% in the 2000 period from 5.6% in the 1999 period. The 2000 increase is primarily the result of expenses incurred from the ATW and Harold Ives acquisition as well as the addition of the driving school located in Arkansas.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $2.0 million (25.6%), to $10.0 million in the 2000 period from $8.0 million in 1999 period. As a percentage of revenue, depreciation and amortization decreased to 7.9% in the 2000 period from 8.2% in the 1999 period as the Company utilized more owner-operators and leased more revenue equipment through operating leases. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions.

Interest expense increased $1.0 million (77.0%), to $2.3 million in the 2000 period from $1.3 million in the 1999 period. As a percentage of revenue, interest expense increased to 1.8% in the 2000 period from 1.3% in the 1999 period. The increase was primarily the result of higher debt balances related to the acquisitions of ATW and Harold Ives as well as higher interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 2.7% in the 2000 periods from 5.6% in the 1999 period.

The Company's effective tax rate remained essentially constant at 39.9% in the 2000 period and 40.2% in the 1999 period.

Primarily as a result of the factors described above, net income decreased $1.2 million (37.4%), to $2.0 million in the 2000 period (1.6% of revenue) from $3.2 million in the 1999 period (3.3% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at March 31, 2000, were funds provided by cash flow from operating activities. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

The Company's primary sources of cash flow from operations in the 2000 period were net income increased by depreciation and amortization. Net cash provided by operating activities was $9.9 million in the 2000 period and $17.7 million in the 1999 period. The decrease in the 2000 period resulted primarily from decreases in accounts payable and accrued expenses as a result of the timing of the quarter end.

Net cash used in investing activities was $11.5 million and $8.2 million in the 2000 and 1999 periods, respectively. Investing activity was primarily to acquire additional revenue equipment as the Company expanded its operations. The increase in the 2000 period as compared to the 1999 period resulted from the Company's purchasing additional revenue equipment offset by lower disposals of revenue equipment. The Company expects to spend an additional $28.5 million on capital expenditures during the remainder of 2000 (excluding planned operating leases of equipment). Total projected net capital expenditures for 2000 are expected to be approximately $40.0 million excluding operating leases and the effect of any potential acquisitions.

Net cash was provided by financing activities of $1.3 million in the 2000 period, while $11.6 million was used for financing activities in the 1999 period. At March 31, 2000, the Company had outstanding debt of $142.4 million, primarily consisting of approximately

$102.0 million drawn under the Company's primary credit agreement (the "Credit Agreement"), $25.0 million in 10-year senior notes, $3.0 million in an interest bearing note to the former primary stockholder of Southern Refrigerated Transportation, Inc. ("SRT") related to the acquisition of SRT in October 1998, $11.8 million in term equipment financing, and $0.6 million in notes related to non-compete agreements. Interest rates on this debt range from 5.9% to 9.0%.

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

The Company renewed the loan in June 1999. The Credit Agreement revolves through December 31, 2000, and then has a three-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in twelve equal quarterly installments beginning in 2001, if not renewed. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.55% and 0.925% based on cash flow coverage. At March 31, 2000, the margin was 0.70%.

In October 1995, the Company placed $25 million in 10-year senior notes with an insurance company. The notes bear interest at 7.39%, payable semi-annually, and mature on October 1, 2005. Principal payments are due in equal annual installments beginning in the seventh year of the notes. Proceeds of the notes were used to reduce borrowings under the Credit Agreement.

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement entered into in 1996, contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flows, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. At March 31, 2000, the Company was in compliance with the agreements.

INFLATION AND FUEL COSTS

Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company attempts to limit the effects of inflation through increases in freight rates and certain cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. At the end of the first quarter of 2000, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.451 as compared to $1.046 per gallon at the end of the first quarter of 1999. This has increased the Company's cost of operating.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first quarter of 2000, diesel fuel expenses represented 14.6% of the Company's total operating expenses and 14.0% of total revenue. The Company uses purchase commitments through suppliers, to reduce a portion of its exposure to fuel price fluctuations. At March 31, 2000, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.451 per gallon. At March 31, 2000, the notional amount for purchased commitments for the remainder of 2000 was 6.75 million gallons. At March 31, 2000, the price of the notional 6.75 million gallons would have produced approximately $1.7 million of income to offset increased fuel prices if the price of fuel remained the same as of March 31, 2000. At March 31, 2000, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by approximately $0.9 million.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 0.925%. At March 31, 2000, the Company had drawn $102.0 million under the Credit Agreement, which is subject to variable rates. This exposes the Company to the risk that interest rates might rise. Considering the current level of debt outstanding, each one-percentage point increase or decrease in LIBOR would affect the Company's pretax interest expense under the Credit Agreement by approximately $1.0 million on an annualized basis.

The remaining $42.4 million of the Company's debt has fixed interest rates. This exposes the Company to the risk that interest rates might fall.

The Company does not trade in derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings.
            None
Items 2, 3, 4 and 5. Not applicable
Item 6.     Exhibits and reports on Form 8-K.
            (a) Exhibits

Exhibit
Number      Reference     Description
3.1            (1)        Restated Articles of Incorporation.
3.2            (1)        Amended By-Laws dated September 27, 1994.
4.1            (1)        Restated Articles of Incorporation.
4.2            (1)        Amended By-Laws dated September 27, 1994.
10.1           (1)        Incentive Stock Plan filed as Exhibit 10.9.
10.2           (1)        401(k) Plan filed as Exhibit 10.10.
10.3           (2)        Note Purchase Agreement dated  October 15, 1995, among
                          Covenant Transport, Inc.,  a Tennessee corporation and
                          CIG & Co., filed as Exhibit 10.12.
10.4           (3)        Participation  Agreement dated  March 29, 1996,  among
                          Covenant  Transport,  Inc., a  Tennessee  corporation,
                          Lease Plan USA, Inc., and ABN-AMRO Bank, N.V., Atlanta
                          Agency, filed as Exhibit 10.14.
10.5           (3)        First Amendment  to Note Purchase Agreement and Waiver
                          dated April 1, 1996, filed as Exhibit 10.16.
10.6           (4)        Waiver  to  Note Purchase  Agreement  dated  March 31,
                          1997, filed as Exhibit 10.12.
10.7           (5)        Second  Amendment  to  Note  Purchase  Agreement dated
                          December 30, 1997, filed as Exhibit 10.19.
10.8           (6)        Stock Purchase  Agreement made  and entered into as of
                          October 5,  1998,  by  and  among  Covenant Transport,
                          Inc., a Nevada corporation; Smith Charitable Remainder
                          Trust;  Southern   Refrigerated  Transport,  Inc.,  an
                          Arkansas corporation;  Tony  Smith  Trucking, Inc., an
                          Arkansas   corporation;  and  Tony  and  Kathy  Smith,
                          husband and  wife and  residents of Arkansas, filed as
                          Exhibit 10.22.
10.9           (7)        Amendment No. 2  to the Incentive Stock Plan, filed as
                          Exhibit 10.10.
10.10          (7)        Amended  and Restated  Credit Agreement dated June 18,
                          1999, filed as Exhibit 10.11.
10.11          (8)        Stock Purchase  Agreement made  and entered into as of
                          November 15, 1999, by and  among  Covenant  Transport,
                          Inc., a Tennessee  corporation;  Harold  Ives;  Marilu
                          Ives, Tommy Ives,  Garry Ives, Larry  Ives, Sharon Ann
                          Dickson, and the Tommy Denver  Ives Irrevocable Trust;
                          Harold Ives Trucking Co.;  and  Terminal Truck Broker,
                          Inc.
27             (9)        Financial Data Schedule.
-------------------------------------------------------------------------------
References:

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


                                    COVENANT TRANSPORT, INC.


Date: May 11, 2000                  /s/ Joey B. Hogan
                                    -----------------
                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer