Form 10-Q
period 2000-06-30
COVENANT TRANSPORT INC
filed 2000-08-15
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                   YES X  NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 20, 2000).

             Class A Common Stock, $.01 par value: 11,645,350 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 14

                                     PART I
                              FINANCIAL INFORMATION
                                                                     Page Number
Item 1. Financial statements

        Condensed Consolidated Balance Sheets as of December 31,1999
           and June 30, 2000 (Unaudited)                                       3

        Condensed Consolidated Statements of Income for the three and
           six months ended June 30, 1999 and 2000 (Unaudited)                 4

        Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 1999 and 2000 (Unaudited)                            5

        Notes to Condensed Consolidated Financial Statements (Unaudited)       6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

Item 3. Quantitative and Qualitative Disclosures about Market Risk            12


                                     PART II
                                OTHER INFORMATION
                                                                     Page Number

Item 1.  Legal Proceedings                                                    14

Items 2 and 3.  Not applicable                                                14

Item 4.  Submission of Matters to a vote of Security Holders                  14

Item 5.  Not applicable                                                       14

Item 6.  Exhibits and reports on Form 8-K                                     14


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                 December 31,1999             June 30, 2000
                                                                                                               (unaudited)
                                                                               ---------------------         -----------------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                              $1,046                    $    1,061

  Accounts receivable, net of allowance of $1,040 in 1999 and
     $1,112 in 2000                                                                      75,038                        71,998
  Drivers' advances and other receivables                                                 9,295                         9,070
  Tire and parts inventory                                                                3,046                         3,189
  Prepaid expenses                                                                        9,567                        13,000
  Deferred income taxes                                                                   1,310                         1,266
                                                                               -----------------             -----------------
Total current assets                                                                $    99,302                    $   99,585

Property and equipment, at cost                                                         349,672                       353,978
Less accumulated depreciation and amortization                                           80,638                        94,339
                                                                               -----------------             -----------------
Net property and equipment                                                              269,034                       259,639

Other                                                                                    15,638                        15,612
                                                                               -----------------             -----------------

Total assets                                                                        $   383,974                   $   374,835
                                                                               =================             =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Checks outstanding in excess of bank balances                                      $    3,599                    $    3,498
  Current maturities of long-term debt                                                    4,218                         1,359
  Accounts payable                                                                        7,260                         6,685
  Accrued expenses                                                                       17,136                        17,907
                                                                               -----------------             -----------------
Total current liabilities                                                                32,211                        29,449

Long-term debt, less current maturities                                                 140,497                       135,008
Deferred income taxes                                                                    47,412                        48,014
                                                                               -----------------             -----------------
Total liabilities                                                                       220,120                       212,471

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized;
    12,564,250 and 11,774,850 shares issued and outstanding as of 1999 and                  126                           118
    2000, respectively
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 1999 and 2000                              24                            24
Additional paid-in-capital                                                               78,313                        78,343
Treasury stock                                                                                                        (6,442)
Retained earnings                                                                        85,389                        90,321
                                                                               -----------------             -----------------
Total stockholders' equity                                                              163,852                       162,364
                                                                               -----------------             -----------------
Total liabilities and stockholders' equity                                          $   383,974                   $   374,835
                                                                               =================             =================

The accompanying notes are an integral part of these consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                      (In thousands except per share data)


                                                                Three months ended June 30,            Six months ended June 30,
                                                                        (unaudited)                           (unaudited)
                                                             ----------------------------------     --------------------------------

                                                                  1999              2000                 1999              2000
                                                                  ----              ----                 ----              ----
          Revenue                                                  $ 113,211        $ 139,398            $ 210,975         $ 265,879
          Operating expenses:
            Salaries, wages, and related expenses                     48,320           60,943               93,156           114,888
            Fuel, oil, and road expenses                              20,484           23,322               37,821            44,334
            Revenue equipment rentals and
               purchased transportation                               10,924           19,360               19,085            38,079
            Repairs                                                    2,431            3,049                4,374             6,057
            Operating taxes and licenses                               2,750            3,513                5,157             6,798
            Insurance                                                  2,854            3,645                5,648             7,021
            General supplies and expenses                              5,776            8,199               11,361            15,638
            Depreciation and amortization,
              including gain on disposal of equipment                  8,560           10,102               16,531            20,112
                                                             ----------------   --------------       --------------    -------------
          Total operating expenses                                   102,099          132,133              193,133           252,927
                                                             ----------------   --------------       --------------    -------------
          Operating income                                            11,112            7,265               17,842            12,952
          Interest expense                                             1,225            2,436                2,525             4,740
                                                             ----------------   --------------       --------------    -------------
          Income before income taxes                                   9,887            4,829               15,317             8,212
          Income tax expense                                           3,955            1,929                6,136             3,280
                                                             ----------------   --------------       --------------    -------------
          Net income                                                $  5,932         $  2,900             $  9,181          $  4,932
                                                             ================   ==============       ==============    =============

          Basic earnings per share                                  $   0.40         $   0.20             $   0.62          $   0.33

          Diluted earnings per share                                $   0.40         $   0.20             $   0.61          $   0.33

          Weighted average shares outstanding                         14,912           14,785               14,912            14,851

          Adjusted weighted average shares and assumed
            conversions outstanding                                   14,966           14,790               15,015            14,869

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                 (In thousands)

                                                                                           Six months ended June 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                        1999                       2000
                                                                                        ----                       ----
Cash flows from operating activities:
Net income                                                                               $    9,181                $    4,932
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for losses on receivables                                                       149                       144
      Depreciation and amortization                                                          16,715                    21,967
      Deferred income tax expense                                                             1,547                       646
      Gain on disposition of property and equipment                                           (184)                   (1,855)
      Changes in operating assets and liabilities:
        Receivables and advances                                                              (785)                       837
        Prepaid expenses                                                                    (2,347)                   (3,432)
        Tire and parts inventory                                                              (578)                     (143)
        Accounts payable and accrued expenses                                                 4,821                     2,176
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              28,520                    25,272

Cash flows from investing activities:
      Acquisition of property and equipment                                                (43,697)                  (39,989)
      Acquisition of company stock                                                                -                   (6,450)
      Proceeds from disposition of property and equipment                                    25,592                    29,711
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                (18,105)                  (16,728)

Cash flows from financing activities:
     Changes in checks outstanding in excess of bank
        balances                                                                                833                     (101)
     Deferred costs                                                                               -                     (111)
     Exercise of stock option                                                                    20                        30
     Proceeds from issuance of long-term debt                                                25,000                    21,000
     Repayments of long-term debt                                                          (38,431)                  (29,347)
                                                                                  ------------------         -----------------
Net cash flows used in financing activities                                                (12,578)                   (8,529)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                     (2,163)                        15

Cash and cash equivalents at beginning of period                                              2,926                     1,046
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                                $     763                $    1,061
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

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

            (in thousands except per share data)                      Three months ended            Six months ended
                                                                            June 30,                    June 30,
                                                                       1999          2000          1999          2000
                                                                       ----          ----          ----          ----
            Numerator:

              Net Income                                                $5,932       $ 2,900       $ 9,181        $4,932

            Denominator:

              Denominator for basic earnings
                per share - weighted-average shares                     14,912        14,785        14,912        14,851

            Effect of dilutive securities:

              Employee stock options                                        54             5           103            18
                                                                    -----------   -----------   -----------   -----------

            Denominator for diluted earnings per share -
            adjusted weighted-average shares and assumed                14,966        14,790        15,015        14,869
            conversions
                                                                    ===========   ===========   ===========   ===========
            Basic earnings per share                                     $ .40         $ .20        $  .62        $  .33
                                                                    ===========   ===========   ===========   ===========
            Diluted earnings per share                                   $ .40         $ .20        $  .61        $  .33
                                                                    ===========   ===========   ===========   ===========

Note 3.     Income Taxes

      Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of nondeductible amortization of goodwill. Effective income tax expense approximates 40% in the quarters ended June 30, 2000, and 1999.

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


Note 5.     Stock Repurchase Plan

       In June 2000, the Company  authorized a stock  repurchase  plan for up to
       1.0 million company shares to be purchased in the open market or through negotiated transactions. In July 2000, the Company authorized an additional 0.5 million shares to be repurchased. During the second quarter, 792,000 shares were purchased at an average price of $8.14, and as of July 27, 2000 a total of 971,500 had been purchased with an average price of $8.17. The stock repurchase program has no expiration date.

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

The Company grew its revenue 26.0%, to $265.9 million in the six months ended June 30, 2000, from $211.0 million during the same period of 1999. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period. Most of the revenue growth was generated by three acquisitions acquired during the fourth quarter of 1999. In October 1999, the Company purchased the trucking assets of ATW, Inc. ("ATW"), a $40 million annual revenue carrier located in North Carolina. In November 1999, the Company purchased all of the outstanding capital stock of both Harold Ives Trucking Co. and Terminal Truck Broker, Inc., which generated a combined $65 million of annual trucking and brokerage revenue. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers.

The Company's pretax margin decreased to 3.1% of revenue from 7.3% of revenue, and the Company's net income decreased approximately 46.3%, to $4.9 million for the six months ended June 30, 2000, from $9.2 million during the same period of 1999. Several factors contributed to the decrease, including increased fuel costs, lower utilization of equipment, and a soft freight environment as compared to the previous year. The Company merged the operations of Bud Meyer and Harold Ives Trucking Co. into the Chattanooga headquarters during the first quarter of 2000, which impacted utilization of equipment because a large number of drivers were lost in the process.

The Company is continuing to grow its owner-operator fleet and finance equipment under operating leases. As of June 30, 2000, the Company had contracted with approximately 503 owner-operators as compared to approximately 249 at June 30, 1999. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. As of June 30, 2000, the Company had financed approximately 771 tractors and 1,059 trailers under operating leases as compared to 622 tractors and 69 trailers under operating leases as of June 30, 1999. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pretax margin and net margin rather than operating ratio.

Effective July 1, 2000, the Company merged its logistics business with five other transportation companies into a company called Transplace.com. Transplace.com operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its customer list, logistics business software and software license, certain intellectual property, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 13% ownership in Transplace.com. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5 million in net brokerage received on an annualized basis.

The following table sets forth the percentage relationship of certain items to revenue:

                                                                   Three Months Ended                Six Months Ended
                                                                       June  30,                          June 30,
                                                                   1999          2000              1999            2000
                                                                -----------   -----------      -------------    -----------
                 Revenue                                            100.0%        100.0%            100.0%           100.0%
                 Operating expenses:
                   Salaries, wages, and related expenses              42.7          43.7              44.2             43.2
                   Fuel, oil, and road expenses                       18.1          16.7              17.9             16.7
                   Revenue equipment rentals and purchased
                     transportation                                    9.6          13.9               9.0             14.3
                   Repairs                                             2.1           2.2               2.1              2.3
                   Operating taxes and licenses                        2.4           2.5               2.4              2.6
                   Insurance                                           2.5           2.6               2.7              2.6
                   General supplies and expenses                       5.1           5.9               5.4              5.9
                   Depreciation and amortization                       7.6           7.2               7.8              7.6
                                                                -----------   -----------      ------------      -----------
                 Total operating expenses                             90.2          94.8              91.5             95.1
                                                                -----------   -----------      ------------      -----------
                 Operating income                                      9.8           5.2               8.5              4.9
                 Interest expense                                      1.1           1.7               1.2              1.8
                                                                -----------   -----------      ------------      -----------
                 Income before income taxes                            8.7           3.5               7.3              3.1
                 Income tax expense                                    3.5           1.4               2.9              1.2
                                                                -----------   -----------      ------------      -----------
                 Net income                                           5.2%          2.1%              4.4%             1.9%
                                                                ===========   ===========      ============      ===========

COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

Revenue increased $26.2 million (23.1%), to $139.4 million in the 2000 period from $113.2 million in the 1999 period. The revenue increase was primarily generated by a 35.4% increase in weighted average tractors, to 3,766 during the 2000 period from 2,782 during the 1999 period. Most of the increase came from the acquisitions of Harold Ives Trucking Co. and ATW. The Company also raised its average revenue per loaded mile approximately $0.05 per mile versus the 1999 period. The Company's growth was partially offset by an 11.0% decrease in revenue per tractor per week to $2,818 in the 2000 quarter from $3,167 in the 1999 quarter. Revenue per tractor per week was reduced because of fewer miles per tractor due to a less robust freight environment than in 1999 and the acquisition of Harold Ives Trucking Co., which operated single-driver tractors that generate fewer miles than team-driven tractors.

Salaries, wages, and related expenses increased $12.6 million (26.1%), to $60.9 million in the 2000 period from $48.3 million in the 1999 period. As a percentage of revenue, salaries, wages, and related expenses increased to 43.7% in the 2000 period from 42.7% in the 1999 period. Driver wages as a percentage of revenue remained constant at 30.8% in the 2000 period and in the 1999 period. A driver wage increase went into effect April 1, 2000, and was offset by the Company utilizing more owner-operators and a larger percentage of single-driver tractors from the operations of Harold Ives Trucking Co., which have only one driver to be compensated. The Company experienced an increase in non-driving employee payroll expense to 5.9% of revenue in the 2000 period from 5.7% of revenue in the 1999 period due to the acquisition of Terminal Truck Broker, Inc., which paid out a significant percentage of its net revenue in salaries. With the July 1, 2000, merger of its logistics business into Transplace.com, Covenant will no longer operate its own transportation logistics or brokerage business. The Company will not bear the expense of compensating the Terminal Truck Broker, Inc. employees in future periods.

Fuel, oil, and road expenses increased $2.8 million (13.8%), to $23.3 million in the 2000 period from $20.5 million in the 1999 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 16.7% of revenue in the 2000 period from 18.1% in the 1999 period. Fuel costs increased approximately 29% per gallon in the second quarter of 2000 versus the second quarter of 1999. This increase was partially offset by fuel surcharges, fuel hedges, and by the increased usage of owner-operators who pay for their own fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category. The number of gallons and the price of fuel that was hedged for the second quarter of 2000, will remain constant for the third and fourth quarters of 2000.

Revenue equipment rentals and purchased transportation increased $8.4 million (77.2%), to $19.4 million in the 2000 period from $10.9 million in the 1999 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 13.9% in the 2000 period from 9.6% in the 1999 period. The majority of the increase is due to growth in the owner-operator fleet. The Company increased the number of owner-operators in its fleet to an average of 513 in the 2000 period compared to 249 in the 1999 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of June 30, 2000, the Company had financed approximately 771 tractors and 1,059 trailers under operating leases as compared to 622 tractors and 69 trailers under operating leases as of June 30, 1999.

Repairs increased approximately $0.6 million (25.4%), to $3.0 million in the 2000 period from $2.4 million in the 1999 period. As a percentage of revenue, repairs remained essentially constant at 2.2% in the 2000 period and 2.1% in the 1999 period.

Operating taxes and licenses increased approximately $0.8 million (27.7%), to $3.5 million in the 2000 period from $2.8 million in the 1999 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.5% in the 2000 period and 2.4% in the 1999 period.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $0.8 million (27.7%), to $3.6 million in the 2000 period from $2.9 million in the 1999 period. As a percentage of revenue, insurance remained essentially constant at 2.6% in the 2000 period and 2.5% in the 1999 period.

General supplies and expenses, consisting primarily of driver recruiting, communications, and facilities expenses, increased $2.4 million (41.9%), to $8.2 million in the 2000 period from $5.8 million in the 1999 period. As a percentage of revenue, general supplies and expenses increased to 5.9% in the 2000 period from 5.1% in the 1999 period. The 2000 increase is primarily the result of expenses incurred from the acquisitions of ATW and Harold Ives Trucking Co., as well as the addition of a driving school located in Arkansas.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.5 million (18.0%), to $10.1 million in the 2000 period from $8.6 million in 1999 period. As a percentage of revenue, depreciation and amortization decreased to 7.2% in the 2000 period from 7.6% in the 1999 period as the result of several factors. The Company utilized more owner-operators, leased more revenue equipment through operating leases, and entered into a sale leaseback agreement that resulted in a $1.1 million gain on sale of equipment. These factors more than offset lower revenue per tractor. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions.

Interest expense increased $1.2 million (98.9%), to $2.4 million in the 2000 period from $1.2 million in the 1999 period. As a percentage of revenue, interest expense increased to 1.7% in the 2000 period from 1.1% in the 1999 period. The increase was primarily the result of higher debt balances related to the acquisitions of ATW and Harold Ives, as well as higher interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 3.5% in the 2000 periods from 8.7% in the 1999 period.

The Company's effective tax rate remained essentially constant at 39.9% in the 2000 period and 40.0% in the 1999 period.

Primarily as a result of the factors described above, net income decreased $3.0 million (51.1%), to $2.9 million in the 2000 period (2.1% of revenue) from $5.9 million in the 1999 period (5.2% of revenue).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

Revenue increased $54.9 million (26.0%), to $265.9 million in the 2000 period from $211.0 million in the 1999 period. The revenue increase was primarily generated by a 35.2% increase in weighted average tractors, to 3,680 during the 2000 period from 2,722 during the 1999 period. Most of the increase came from the acquisitions of Harold Ives Trucking Co. and ATW. The Company also raised its average revenue per loaded mile by approximately $0.05 per mile versus the 1999 period. The Company's growth was partially offset by an 8.8% decrease in revenue per tractor per week to $2,749 in the 2000 period from $3,015 in the 1999 period. Revenue per tractor per week was reduced because of fewer miles per tractor due to a less robust freight environment than in 1999 and the acquisition of Harold Ives Trucking Co., which operated single-driver tractors that generate fewer miles than team-driven tractors. Also, the Company experienced a large number of tractors without drivers during the first quarter, primarily caused by the merger of the operations of Bud Meyer Truck Lines, Inc. and Harold Ives Trucking Co. into the Chattanooga facility. The Company has corrected the driver problem with currently all tractors being fully manned.

Salaries, wages, and related expenses increased $21.7 million (23.3%), to $114.9 million in the 2000 period from $93.2 million in the 1999 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 43.2% in the 2000 period from 44.2% in the 1999 period. Driver wages as a percentage of revenue decreased to 30.2% in the 2000 period from 31.7% in the 1999 period as the Company utilized more owner-operators and a larger percentage of single-driver tractors from the operations of Harold Ives, which have only one driver to be compensated. On April 1, 2000, a driver wage increase went into effect that is expected to increase driver wages as a percentage of revenue in future periods. The Company experienced an increase in non-driving employee payroll expense to 6.3% of revenue in the 2000 period from 5.9% of revenue in the 1999 period due to the acquisition of Terminal Truck Broker, Inc., which paid out a significant percentage of its net revenue in salaries. With the July 1, 2000, merger of its logistics business into Transplace.com, Covenant will no longer operate its own transportation logistics or brokerage business. The Company will not bear the expense of compensating the Terminal Truck Broker, Inc. employees in future periods.

Fuel, oil, and road expenses increased $6.5 million (17.2%), to $44.3 million in the 2000 period from $37.8 million in the 1999 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 16.7% of revenue in the 2000 period from 17.9% in the 1999 period. Fuel costs increased approximately 38% per gallon in the first half of 2000 versus the first half of 1999. This increase was offset by fuel surcharges, fuel hedges, and by the increased usage of owner-operators who pay for their own fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category. The number of gallons of fuel that was subject to hedging contracts was higher in the first quarter of this period than in the second quarter. The number of gallons of fuel at a fixed price that was subject to hedging contracts is constant for the second through fourth quarters of 2000.

Revenue equipment rentals and purchased transportation increased $19.0 million (99.5%), to $38.1 million in the 2000 period from $19.1 million in the 1999 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 14.3% in the 2000 period from 9.0% in the 1999 period. The majority of the increase is due to growth in the owner-operator fleet. The Company increased the number of owner-operators in its fleet to an average of 573 in the 2000 period compared to 218 in the 1999 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of June 30, 2000, the Company had financed approximately 771 tractors and 1,059 trailers under operating leases as compared to 622 tractors and 69 trailers under operating leases as of June 30, 1999.

Repairs increased approximately $1.7 million (38.5%), to $6.1 million in the 2000 period from $4.4 million in the 1999 period. As a percentage of revenue, repairs increased to 2.3% in the 2000 period from 2.1% in the 1999 period. The increase was primarily the result of an increase in the number of tractors and trailers available for routine maintenance during the first quarter of 2000.

Operating taxes and licenses increased approximately $1.6 million (31.8%), to $6.8 million in the 2000 period from $5.2 million in the 1999 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.6% in the 2000 period and 2.4% in the 1999 period.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $1.4 million (24.3%), to $7.0 million in the 2000 period from $5.6 million in the 1999 period. As a percentage of revenue, insurance remained essentially constant at 2.6% in the 2000 period and 2.7% in the 1999 period.

General supplies and expenses, consisting primarily of driver recruiting, communications, and facilities expenses, increased $4.3 million (37.6%), to $15.6 million in the 2000 period from $11.4 million in the 1999 period. As a percentage of revenue, general supplies and expenses increased to 5.9% in the 2000 period from 5.4% in the 1999 period. The 2000 increase is primarily the result of expenses incurred from the acquisitions of ATW and Harold Ives Trucking Co., as well as the addition of a driving school located in Arkansas.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $3.6 million (21.7%), to $20.1 million in the 2000 period from $16.5 million in 1999 period. As a percentage of revenue, depreciation and amortization decreased to 7.6% in the 2000 period from 7.8% in the 1999 period as a result of several factors. The Company utilized more owner-operators, leased more revenue equipment through operating leases, and the Company recognized a $1.9 million gain on sale of equipment due to the sale of trailers in the first quarter and a sale leaseback transaction in the second quarter. These factors more than offset lower revenue per tractor. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions.

Interest expense increased $2.2 million (87.7%), to $4.7 million in the 2000 period from $2.5 million in the 1999 period. As a percentage of revenue, interest expense increased to 1.8% in the 2000 period from 1.2% in the 1999 period. The increase was primarily the result of higher debt balances related to the acquisitions of ATW and Harold Ives, as well as higher interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 3.1% in the 2000 periods from 7.3% in the 1999 period.

The Company's effective tax rate remained essentially constant at 39.9% in the 2000 period and 40.1% in the 1999 period.

Primarily as a result of the factors described above, net income decreased $4.2 million (46.3%), to $4.9 million in the 2000 period (1.9% of revenue) from $9.2 million in the 1999 period (4.4% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at June 30, 2000, were funds provided by cash flow from operating activities, line of credit, and operating leases. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

The Company's primary sources of cash flow from operations in the 2000 period were net income increased by depreciation and amortization. Net cash provided by operating activities was $25.3 million in the 2000 period and $28.5 million in the 1999 period. The decrease in the 2000 period resulted primarily from a lower net income and accounts payable and accrued expenses.

Net cash used in investing activities was $16.7 million and $18.1 million in the 2000 and 1999 periods, respectively. Investing activity was primarily to acquire additional revenue equipment as the Company expanded its operations and to repurchase company stock. The Company expects to spend no more than $25.0 million on capital expenditures during the remainder of 2000 (excluding planned operating leases of equipment). Total projected net capital expenditures for 2000 are expected to be approximately $40.0 million excluding operating leases and the effect of any potential acquisitions.

In June 2000, the Company authorized a stock repurchase plan for up to 1.0 million company shares to be purchased in the open market or through negotiated transactions. In July 2000, the Company authorized an additional 0.5 million shares to be repurchased. During the second quarter, 792,000 shares were purchased at an average price of $8.14, and as of July 27, 2000 a total of 971,500 had been purchased with an average price of $8.17. The stock repurchase program has no expiration date.

Net cash used in financing activities was $8.5 million and $12.6 million in the 2000 and 1999 periods, respectively. At June 30, 2000, the Company had outstanding debt of $136.4 million, primarily consisting of approximately $104.0 million drawn under the Company's primary credit agreement (the "Credit Agreement"), $25.0 million in 10-year senior notes, $3.0 million in an interest bearing note to the former primary stockholder of Southern Refrigerated Transportation, Inc. ("SRT") related to the acquisition of SRT in October 1998, $3.9 million in term equipment financing, and $0.5 million in notes related to non-compete agreements. Interest rates on this debt range from 5.9% to 9.0%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $130.0 million. Letters of credit are limited to an aggregate commitment of $10.0 million. A commitment fee, that is adjusted quarterly between 0.125% and 0.275% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement.

The Company amended the Credit Agreement in June 2000. The Credit Agreement revolves through December 31, 2000, and then has a three-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in twelve equal quarterly installments beginning in 2001, if not renewed. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.55% and 0.925% based on cash flow coverage. At June 30, 2000, the margin was 0.70%.

In October 1995, the Company placed $25 million in 10-year senior notes with an insurance company. The notes bear interest at 7.39%, payable semi-annually, and mature on October 1, 2005. Principal payments are due in equal annual installments beginning in the seventh year of the notes. Proceeds of the notes were used to reduce borrowing under the Credit Agreement. The notes were amended in May 2000.

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement entered into in 1996, contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flows, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. At June 30, 2000, the Company was in compliance with the agreements. The Credit Agreement and the senior notes are secured by a pledge of the stock of all of the Company's subsidiaries. In addition, the Credit Agreement provides that virtually all of the Company's assets become collateral in the event of a covenant violation.

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

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. At the end of the second quarter of 2000, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.432 as compared to $1.087 per gallon at the end of the second quarter of 1999. This has increased the Company's cost of operating.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the second quarter of 2000, diesel fuel expenses represented 14.7% of the Company's total operating expenses and 14.0% of total revenue. The Company uses purchase commitments through suppliers, to reduce a portion of its exposure to fuel price fluctuations. At June 30, 2000, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.432 per gallon. At June 30, 2000, the notional amount for purchased commitments for the remainder of 2000 was 4.5 million gallons. At June 30, 2000, the price of the notional 4.5 million gallons would have produced approximately $1.0 million of income to offset increased fuel prices if the price of fuel remained the same as of June 30, 2000. At June 30, 2000, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by approximately $0.6 million.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 0.925%. At June 30, 2000, the Company had drawn $104.0 million under the Credit Agreement, which is subject to variable rates. This exposes the Company to the risk that interest rates might rise. Considering the current level of debt outstanding, each one-percentage point increase or decrease in LIBOR would affect the Company's pretax interest expense under the Credit Agreement by approximately $1.0 million on an annualized basis.

The remaining $32.4 million of the Company's debt has fixed interest rates. This exposes the Company to the risk that interest rates might fall.

The Company does not trade in derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings.
                  None

Items 2 and 3     Not applicable

Item 4            Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 18, 2000, for the purpose of (a) electing seven directors for one-year terms, (b) ratification of the selection of PricewaterhouseCoopers LLP as independent certified public accounts for the Company, and (c) approval of the Company's Outside Director Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

         The voting tabulation on the election of directors was as follows:

                                            Shares Voted            Shares Voted          Shares Voted
                                                   "FOR"               "AGAINST"             "ABSTAIN"
David R. Parker                                9,557,317                       0                79,674
Michael W. Miller                              9,555,910                       0                81,081
R. H. Lovin, Jr.                               9,556,470                       0                80,521
Mark A. Scudder                                9,555,530                       0                81,461
William T. Alt                                 9,363,598                       0               273,393
Hugh O. Maclellan, Jr.                         9,556,815                       0                80,176
Robert E. Bosworth                             9,556,798                       0                80,193


         The voting tabulation on the selection of accountants was "FOR" 9,625,165; "AGAINST" 2,800; and "ABSTAIN" 9,026.

         The voting tabulation on approving the Company's Outside Director Stock Option Plan was "FOR" 7,854,491; "AGAINST" 1,762,008; and "ABSTAIN" 20,492.

Item 5      Not applicable

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

10.3           (2)      Stock  Purchase  Agreement  made  and entered into as of
                        October 5, 1998, by and among Covenant Transport,  Inc.,
                        a Nevada corporation;  Smith Charitable Remainder Trust;
                        Southern  Refrigerated  Transport,   Inc.,  an  Arkansas
                        corporation;  Tony Smith  Trucking,  Inc.,  an  Arkansas
                        corporation;  and Tony and Kathy Smith, husband and wife
                        and residents of Arkansas, filed as Exhibit 10.22.
10.4           (3)      Amendment No. 2  to  the Incentive  Stock Plan, filed as
                        Exhibit 10.10.
10.5           (3)      Amended  and  Restated  Credit  Agreement dated June 18,
                        1999, filed as Exhibit 10.11.
10.6           (4)      Stock  Purchase Agreement  made  and  entered into as of
                        November  15,  1999,  by and among  Covenant  Transport,
                        Inc., a Tennessee corporation; Harold Ives; Marilu Ives,
                        Tommy Ives, Garry Ives, Larry Ives,  Sharon Ann Dickson,
                        and the Tommy Denver Ives Irrevocable Trust; Harold Ives
                        Trucking Co.; and Terminal Truck Broker, Inc.
10.7           (5)      Outside  Director Stock Option Plan, filed as Exhibit A.
10.8           (6)      Amendment to Amended and Restated Credit Agreement among
                        Covenant  Transport,  Inc., a Tennessee  corporation and
                        Covenant Asset Management, Inc., as borrowers, the banks
                        named  therein,   the  Letter  of  Credit  Banks,  named
                        therein,  and ABN AMRO Bank, N.V., as agent,  dated June
                        6, 2000.
10.9           (6)      Note  Purchase  Agreement  dated  May  15,  2000,  among
                        Covenant Asset Management,  Inc., a Nevada  corporation,
                        Covenant Transport, Inc., a Nevada corporation,  and CIG
                        & Co.
27             (6)      Financial Data Schedule.
--------------------------------------------------------------------------------
References:

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Form 10-K for the year ended December 31, 1998.
(3)      Form 10-Q for the quarter ended September 30, 1999.
(4)      Form 8-K for the event dated November 16, 1999.
(5)      Schedule 14A, filed April 13, 2000.
(6)      Filed herewith.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVENANT TRANSPORT, INC.


Date: August 10, 2000               /s/ Joey B. Hogan
                                    -----------------
                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer