Form 10-Q
period 2000-09-30
COVENANT TRANSPORT INC
filed 2000-11-13
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                   YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 23, 2000).

             Class A Common Stock, $.01 par value: 11,595,350 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 15

                                     PART I
                              FINANCIAL INFORMATION

                                                                     Page Number
Item 1. Financial statements

        Condensed Consolidated Balance Sheets as of December 31,1999
          and September 30, 2000 (Unaudited)                                   3

        Condensed Consolidated Statements of Income for the three
          and nine months ended September 30, 1999 and 2000 (Unaudited)        4

        Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 2000 (Unaudited)                        5

        Notes to Condensed Consolidated Financial Statements (Unaudited)       6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8

Item 3. Quantitative and Qualitative Disclosures about Market Risk            13


                                     PART II
                                OTHER INFORMATION

                                                                     Page Number

Item 1. Legal Proceedings                                                     15

Items 2, 3, 4, and 5  Not applicable                                          15

Item 6. Exhibits and reports on Form 8-K                                      15



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                 December 31, 1999            September 30, 2000
                                                                                                                 (unaudited)
                                                                               ---------------------         ---------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                     $         1,046               $           383
  Accounts receivable, net of allowance of $1,040 in 1999 and
     $1,303 in 2000                                                                      75,038                        70,756
  Drivers' advances and other receivables                                                 9,295                        14,034
  Tire and parts inventory                                                                3,046                         3,139
  Prepaid expenses                                                                        9,567                        12,601
  Deferred income taxes                                                                   1,310                         1,816
                                                                               -----------------             -----------------
 Total current assets                                                           $        99,302               $       102,729

Property and equipment, at cost                                                         349,672                       357,788
Less accumulated depreciation and amortization                                           80,638                       100,026
                                                                               -----------------             -----------------
Net property and equipment                                                              269,034                       257,762

Other                                                                                    15,638                        25,752
                                                                               -----------------             -----------------

Total assets                                                                    $       383,974               $       386,243
                                                                               =================             =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks outstanding in excess of bank balances                                 $         3,599               $           208
  Current maturities of long-term debt                                                    4,218                         1,398
  Accounts payable                                                                        7,260                         8,792
  Accrued expenses                                                                       17,136                        21,526
                                                                               -----------------             -----------------
Total current liabilities                                                                32,213                        31,924

Long-term debt, less current maturities                                                 140,497                       141,605
Deferred income taxes                                                                    47,412                        48,757
                                                                               -----------------             -----------------
Total liabilities                                                                       220,122                       222,286

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized;
    12,564,250 and 12,566,850 shares issued and 12,564,250 and 11,595,350                   126                           116
    shares outstanding as of 1999 and 2000, respectively
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 1999 and 2000                              24                            24
Additional paid-in-capital                                                               78,313                        78,352
Treasury stock, at cost; 971,500 shares as of 2000                                                                    (7,935)
Retained earnings                                                                        85,389                        93,400
                                                                               -----------------             -----------------
Total stockholders' equity                                                              163,852                       163,957
                                                                               -----------------             -----------------
Total liabilities and stockholders' equity                                      $       383,974               $       386,243
                                                                               =================             =================

The accompanying notes are an integral part of these consolidated financial statements.



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                      (In thousands except per share data)


                                                              Three months ended September 30,       Nine months ended September 30,
                                                                         (unaudited)                           (unaudited)
                                                             ----------------------------------     --------------------------------

                                                                  1999              2000                 1999              2000
                                                                  ----              ----                 ----              ----
          Revenue                                                  $ 120,104        $ 141,667            $ 331,079         $ 407,546
          Operating expenses:
            Salaries, wages, and related expenses                     50,126           61,176              143,283           176,065
            Fuel, oil, and road expenses                              21,865           25,036               59,686            69,370
            Revenue equipment rentals and
               purchased transportation                               12,468           18,548               31,553            56,627
            Repairs                                                    2,185            3,374                6,559             9,430
            Operating taxes and licenses                               2,718            3,560                7,875            10,359
            Insurance                                                  3,196            4,271                8,844            11,291
            General supplies and expenses                              6,357            8,242               17,716            23,880
            Depreciation and amortization,
              including gain on disposal of equipment                  8,721           10,025               25,252            30,136
                                                             ----------------   --------------       --------------    -------------
          Total operating expenses                                   107,636          134,232              300,768           387,158
                                                             ----------------   --------------       --------------    -------------
          Operating income                                            12,468            7,435               30,311            20,388
          Interest expense                                             1,280            2,304                3,806             7,044
                                                             ----------------   --------------       --------------    -------------
          Income before income taxes                                  11,188            5,131               26,505            13,344
          Income tax expense                                           4,486            2,053               10,622             5,334
                                                             ----------------   --------------       --------------    -------------
          Net income                                                $  6,702         $  3,078            $  15,883          $  8,010
                                                             ================   ==============       ==============    =============

          Basic earnings per share                                  $   0.45         $   0.22             $   1.07          $   0.55

          Diluted earnings per share                                $   0.45         $   0.22             $   1.06          $   0.54

          Weighted average shares outstanding                         14,912           13,960               14,912            14,557

          Adjusted weighted average shares and assumed
            conversions outstanding                                   15,058           14,025               15,030            14,708

The accompanying notes are an integral part of these condensed consolidated financial statements.



                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                 (In thousands)

                                                                                        Nine months ended September 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                            1999                      2000
                                                                                            ----                      ----
Cash flows from operating activities:
Net income                                                                              $    15,883                $    8,010
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for losses on receivables                                                       185                       361
      Depreciation and amortization                                                          25,350                    30,778
      Deferred income tax expense                                                             3,247                     2,136
      Gain on disposition of property and equipment                                            (98)                     (642)
      Changes in operating assets and liabilities:
        Receivables and advances                                                            (4,522)                   (5,664)
        Prepaid expenses                                                                    (2,049)                   (3,045)
        Tire and parts inventory                                                              (792)                      (92)
        Accounts payable and accrued expenses                                                   448                     5,641
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              37,652                    37,482

Cash flows from investing activities:
      Acquisition of property and equipment                                                (70,106)                  (46,624)
      Acquisition of company stock                                                                -                   (7,935)
      Acquisition of business                                                              (10,775)                   (7,288)
      Investment in Transplace.com                                                                                    (5,294)
      Proceeds from disposition of property and equipment                                    38,290                    34,234
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                (42,591)                  (32,907)

Cash flows from financing activities:
     Changes in checks outstanding in excess of bank
        balances                                                                              3,541                   (3,391)
     Deferred costs                                                                            (12)                     (167)
     Exercise of stock option                                                                    31                        30
     Proceeds from issuance of long-term debt                                                50,500                    46,000
     Repayments of long-term debt                                                          (51,386)                  (47,711)
                                                                                  ------------------         -----------------
Net cash flows provided by or (used in) financing activities                                  2,674                   (5,239)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                     (2,265)                     (663)

Cash and cash equivalents at beginning of period                                              2,926                     1,046
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                                $     661                  $    383
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

Note 2.     Basic and Diluted Earnings Per Share

      The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

            (in thousands except per share data)                       Three months ended          Nine months ended
                                                                         September 30,               September 30,
                                                                        1999          2000          1999          2000
                                                                        ----          ----          ----          ----
            Numerator:

              Net Income                                                $6,702       $ 3,078      $ 15,883        $8,010

            Denominator:

              Denominator for basic earnings
                per share - weighted-average shares                     14,912        13,960        14,912        14,557

            Effect of dilutive securities:

              Employee stock options                                       146            65           118           151
                                                                    -----------   -----------   -----------   -----------

            Denominator for diluted earnings per share -
            adjusted weighted-average shares and assumed                15,058        14,025        15,030        14,708
            conversions
                                                                    ===========   ===========   ===========   ===========

            Basic earnings per share                                     $ .45         $ .22        $ 1.07        $  .55
                                                                    ===========   ===========   ===========   ===========

            Diluted earnings per share                                   $ .45         $ .22        $ 1.06        $  .54
                                                                    ===========   ===========   ===========   ===========

Note 3.     Income Taxes

      Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of nondeductible amortization of goodwill. Effective income tax expense approximates 40% in the quarters ended September 30, 2000, and 1999.

Note 4.     Recent Accounting Pronouncement

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company may engage in hedging activities using futures, forward contracts, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates. The Company will be required to adopt the standard in 2001 and does not expect there to be any material adverse impact on its results of operations or financial position resulting from the adoption of SFAS No. 133.

Note 5.     Stock Repurchase Plan

       In June 2000, the Company  authorized a stock  repurchase  plan for up to
       1.0 million company shares to be purchased in the open market or through negotiated transactions. In July 2000, the Company authorized an additional 0.5 million shares to be repurchased. During the second quarter, 792,000 shares were purchased at an average price of $8.14. During the third quarter, 179,500 shares were purchased at an average price of $8.27. As of October 23, 2000, a total of 971,500 had been purchased with an average price of $8.17. The stock repurchase program has no expiration date.

Note 6.     Investment in Transplace.com

       Effective July 1, 2000, the Company merged its logistics business with five other transportation companies into Transplace.com, L.L.C. ("Transplace.com"). Transplace.com operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its customer list, logistics business software and software license, certain intellectual property, and $5.0 million in cash for the initial funding of the venture. In exchange,
       Covenant received 13% ownership in Transplace.com, which is being accounted for using the equity method of accounting. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) received on an annualized basis.

Note 7.     Con-Way Truckload Services, Inc. acquisition

       In August 2000, the Company purchased certain trucking assets of Con-Way Truckload Services, Inc. ("CWT"), an $80 million annual revenue truckload carrier headquartered in Fort Worth, Texas. The Company acquired CWT's customer list and driver files. The acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets acquired of approximately $2.6 million allocated to intangible assets. CWT was owned by Con-Way Transportation Services of Ann Arbor, Michigan, a subsidiary of CNF Inc., a $5.6 billion global supply chain management services company.

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

The Company grew its revenue 23.1%, to $407.5 million in the nine months ended September 30, 2000, from $331.1 million during the same period of 1999. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period. Most of the revenue growth was generated by three acquisitions acquired during the fourth quarter of 1999 and the acquisition of certain assets of Con-Way Truckload Services, Inc. ("CWT") in late August 2000. In September 1999, the Company purchased the trucking assets of ATW, Inc. ("ATW"), a $40 million annual revenue carrier located in North Carolina. In November 1999, the Company purchased all of the outstanding capital stock of both Harold Ives Trucking Co. and Terminal Truck Broker, Inc., which generated a combined $65 million of annual trucking and brokerage revenue. In August 2000, the Company purchased certain trucking assets of CWT, an $80 million annual revenue truckload carrier headquartered in Fort Worth, Texas. The Company intends to continue to grow both internally and through acquisitions, with the main constraint on internal growth being the ability to recruit and retain sufficient numbers of qualified drivers.

The Company's pretax margin decreased to 3.3% of revenue from 8.0% of revenue, and the Company's net income decreased approximately 49.6%, to $8.0 million for the nine months ended September 30, 2000, from $15.9 million during the same period of 1999. Several factors contributed to the decrease, including increased fuel costs, lower utilization of equipment, and a soft freight environment as compared to the previous year. The Company merged the operations of Bud Meyer and Harold Ives Trucking Co. into the Chattanooga headquarters during the first quarter of 2000, which impacted utilization of equipment because a large number of drivers were lost in the process.

The Company continues to obtain revenue equipment through its owner-operator fleet and finance equipment under operating leases. As of September 30, 2000, the Company had contracted with approximately 496 owner-operators as compared to approximately 288 at September 30, 1999. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. As of September 30, 2000, the Company had financed approximately 922 tractors and 1,359 trailers under operating leases as compared to 636 tractors and 179 trailers under operating leases as of September 30, 1999. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pretax margin and net margin rather than operating ratio.

Effective July 1, 2000, the Company merged its logistics business with five other transportation companies into Transplace.com, L.L.C. ("Transplace.com"). Transplace.com operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its customer list, logistics business software and software license, certain intellectual property, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 13% ownership in Transplace.com. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) received on an annualized basis. The Company did not recognize any earnings or losses related to Transplace.com during the third quarter or the year to date periods.

The following table sets forth the percentage relationship of certain items to revenue:



                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                     1999          2000              1999            2000
                                                                 -----------   -----------      -------------    -----------
                 Revenue                                            100.0%        100.0%            100.0%           100.0%
                 Operating expenses:
                   Salaries, wages, and related expenses              41.7          43.2              43.3             43.2
                   Fuel, oil, and road expenses                       18.2          17.7              18.0             17.0
                   Revenue equipment rentals and purchased
                     transportation                                   10.4          13.1               9.5             13.9
                   Repairs                                             1.8           2.4               2.0              2.3
                   Operating taxes and licenses                        2.3           2.5               2.4              2.5
                   Insurance                                           2.7           3.0               2.7              2.8
                   General supplies and expenses                       5.3           5.8               5.4              5.9
                   Depreciation and amortization                       7.3           7.1               7.6              7.4
                                                                -----------   -----------      ------------      -----------
                 Total operating expenses                             89.6          94.8              90.9             95.0
                                                                -----------   -----------      ------------      -----------
                 Operating income                                     10.4           5.2               9.2              5.0
                 Interest expense                                      1.1           1.6               1.2              1.7
                                                                -----------   -----------      ------------      -----------
                 Income before income taxes                            9.3           3.6               8.0              3.3
                 Income tax expense                                    3.7           1.4               3.2              1.3
                                                                -----------   -----------      ------------      -----------
                 Net income                                           5.6%          2.2%              4.8%             2.0%
                                                                ===========   ===========      ============      ===========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue increased $21.6 million (18.0%), to $141.7 million in the 2000 period from $120.1 million in the 1999 period. The revenue increase was primarily generated by a 32.9% increase in weighted average tractors, to 3,787 during the 2000 period from 2,850 during the 1999 period. Most of the increase came from the acquisitions of the stock of Harold Ives Trucking Co. and the asset acquisitions from ATW, and CWT. The Company also raised its average revenue per loaded mile approximately $0.01 per mile compared to the 1999 period. The Company's growth was partially offset by a 13.4% decrease in revenue per tractor per week to $2,839 in the 2000 quarter from $3,278 in the 1999 quarter. Revenue per tractor per week was reduced because of fewer miles per tractor due to a less robust freight environment than in 1999 and the acquisition of Harold Ives Trucking Co., which operated single-driver tractors that generate fewer miles than team-driven tractors.

Salaries, wages, and related expenses increased $11.1 million (22.0%), to $61.2 million in the 2000 period from $50.1 million in the 1999 period. As a percentage of revenue, salaries, wages, and related expenses increased to 43.2% in the 2000 period from 41.7% in the 1999 period. Driver wages as a percentage of revenue increased to 31.1% in the 2000 period from 30.2% in the 1999 period. The increase was primarily related to a driver wage increase that went into effect April 1, 2000, and was offset by the Company utilizing more owner-operators and a larger percentage of single-driver tractors from the operations of Harold Ives Trucking Co., which have only one driver to be compensated. The Company's non-driving employee payroll expense remained constant at 5.9% of revenue in the 2000 and 1999 periods.

Fuel, oil, and road expenses increased $3.2 million (14.5%), to $25.0 million in the 2000 period from $21.9 million in the 1999 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 17.7% of revenue in the 2000 period from 18.2% in the 1999 period. Fuel costs increased approximately 37% per gallon in the third quarter of 2000 versus the third quarter of 1999. This increase was partially offset by fuel surcharges, fuel hedges in the form of fixed price purchase commitments, and by the increased usage of owner-operators who pay for their own fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category. The number of gallons and the price of fuel that was hedged for the third quarter of 2000, will remain constant in the fourth quarter of 2000.

Revenue equipment rentals and purchased transportation increased $6.1 million (48.8%), to $18.5 million in the 2000 period from $12.5 million in the 1999 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 13.1% in the 2000 period from 10.4% in the 1999 period. The majority of the increase is due to growth in the owner-operator fleet. The Company increased the number of owner-operators in its fleet to an average of 487 in the 2000 period compared to 264 in the 1999 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The

Company also entered into additional operating leases. As of September 30, 2000, the Company had financed approximately 922 tractors and 1,359 trailers under operating leases as compared to 636 tractors and 179 trailers under operating leases as of September 30, 1999.

Repairs increased approximately $1.2 million (54.4%), to $3.4 million in the 2000 period from $2.2 million in the 1999 period. As a percentage of revenue, repairs increased to 2.4% in the 2000 period from 1.8% in the 1999 period. The increase was primarily the result of an increase in the number of tractors and trailers damaged in accidents. Management expects an increase in the repairs category during the fourth quarter 2000, due to the repair requirements associated with the trade-in of a large number of tractors.

Operating taxes and licenses increased approximately $0.8 million (31.0%), to $3.6 million in the 2000 period from $2.7 million in the 1999 period. As a percent of revenue, operating taxes and licenses increased to 2.5% in the 2000 period from 2.3% in the 1999 period as lower revenue per tractor less effectively covered this largely fixed cost.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $1.1 million (33.6%), to $4.3 million in the 2000 period from $3.2 million in the 1999 period. As a percentage of revenue, insurance increased to 3.0% in the 2000 period from 2.7% in the 1999 period. The increase is primarily due to the Company experiencing an increase in one of its insurance coverages in July 2000. The Company has other insurance lines that will be coming up for renewal in the first quarter 2001. Management expects an increase in insurance premiums that will cause this expense category to be higher in future periods.

General supplies and expenses, consisting primarily of driver recruiting, communications, and facilities expenses, increased $1.9 million (29.7%), to $8.2 million in the 2000 period from $6.4 million in the 1999 period. As a percentage of revenue, general supplies and expenses increased to 5.8% in the 2000 period from 5.3% in the 1999 period. The 2000 increase is primarily the result of expenses incurred from the acquisitions related to ATW and Harold Ives Trucking Co., as well as the addition of a driving school located in Arkansas.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.3 million (15.0%), to $10.0 million in the 2000 period from $8.7 million in 1999 period. As a percentage of revenue, depreciation and amortization decreased to 7.1% in the 2000 period from 7.3% in the 1999 period as the result of several factors. The Company utilized more owner-operators, leased more revenue equipment through operating leases, and extended the depreciable life of the Company's trailers from seven years to eight years to conform with the Company's actual experience of equipment life. These factors more than offset lower revenue per tractor. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions.

Interest expense increased $1.0 million (80.0%), to $2.3 million in the 2000 period from $1.3 million in the 1999 period. As a percentage of revenue, interest expense increased to 1.6% in the 2000 period from 1.1% in the 1999 period. The increase was primarily the result of higher debt balances related to the acquisitions, the investment in Transplace.com, and the stock repurchase program as well as higher interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 3.6% in the 2000 period from 9.3% in the 1999 period.

The Company's effective tax rate remained essentially constant at 40.0% in the 2000 period and 40.1% in the 1999 period.

Primarily as a result of the factors described above, net income decreased $3.6 million (54.1%), to $3.1 million in the 2000 period (2.2% of revenue) from $6.7 million in the 1999 period (5.6% of revenue).

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue increased $76.5 million (23.1%), to $407.5 million in the 2000 period from $331.1 million in the 1999 period. The revenue increase was primarily generated by a 34.4% increase in weighted average tractors, to 3,716 during the 2000 period from 2,765 during the 1999 period. Most of the increase came from the acquisitions of the stock of Harold Ives Trucking Co. and the asset acquisitions from ATW and CWT. The Company also raised its average revenue per loaded mile by approximately $0.03 per mile compared to the 1999 period. The Company's growth was partially offset by a 9.5% decrease in revenue per tractor per week to $2,780 in the 2000 period from $3,072 in the 1999 period. Revenue per tractor per week was reduced because of fewer miles per tractor due to a less robust freight environment than in 1999 and the acquisition of Harold Ives Trucking Co., which operated single-driver tractors that generate fewer miles than team-driven tractors. Also, the Company experienced a large number of tractors without drivers during the first quarter, primarily caused by the merger of the operations of Bud Meyer Truck Lines, Inc. and Harold Ives Trucking Co. into the Chattanooga facility. The Company has corrected the driver problem with currently all tractors being fully manned.

Salaries, wages, and related expenses increased $32.8 million (22.9%), to $176.1 million in the 2000 period from $143.3 million in the 1999 period. As a percentage of revenue, salaries, wages, and related expenses remained essentially constant at 43.2% in the 2000 period and 43.3% in the 1999 period. Driver wages as a percentage of revenue decreased to 30.5% in the 2000 period from 31.2% in the 1999 period as the Company utilized more owner-operators and a larger percentage of single-driver tractors from the operations of Harold Ives, which have only one driver to be compensated. On April 1, 2000, a driver wage increase went into effect that increased driver wages as a percentage of revenue. The Company experienced a temporary increase in non-driving employee payroll expense to 6.2% of revenue in the 2000 period from 5.9% of revenue in the 1999 period due to the acquisition of Terminal Truck Broker, Inc., which paid out a significant percentage of its net revenue in salaries. With the July 1, 2000, merger of the former Terminal Truck Broker, Inc. logistics business into Transplace.com, Covenant will no longer operate its own transportation logistics or brokerage business or bear the expense of compensating the Terminal Truck Broker, Inc. employees in future periods.

Fuel, oil, and road expenses increased $9.7 million (16.2%), to $69.4 million in the 2000 period from $59.7 million in the 1999 period. As a percentage of revenue, fuel, oil, and road expenses decreased to 17.0% of revenue in the 2000 period from 18.0% in the 1999 period. Fuel costs per gallon increased approximately 35% in 2000 versus 1999. This increase was offset by fuel surcharges, fuel hedges in the form of fixed price purchase commitments, and by the increased usage of owner-operators who pay for their own fuel purchases. The expense for owner-operators is reflected in the revenue equipment rentals and purchased transportation category. The number of gallons of fuel that was subject to hedging contracts was higher in the first quarter of this period than in the second and third quarters of 2000. The number of gallons of fuel at a fixed price that was subject to hedging contracts is constant for the second through fourth quarters of 2000.

Revenue equipment rentals and purchased transportation increased $25.1 million (79.5%), to $56.6 million in the 2000 period from $31.6 million in the 1999 period. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 13.9% in the 2000 period from 9.5% in the 1999 period. The majority of the increase is due to growth in the owner-operator fleet. The Company increased the number of owner-operators in its fleet to an average of 539 in the 2000 period compared to 236 in the 1999 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of September 30, 2000, the Company had financed approximately 922 tractors and 1,359 trailers under operating leases as compared to 636 tractors and 179 trailers under operating leases as of September 30, 1999.

Repairs increased approximately $2.9 million (43.8%), to $9.4 million in the 2000 period from $6.6 million in the 1999 period. As a percentage of revenue, repairs increased to 2.3% in the 2000 period from 2.0% in the 1999 period. The increase was primarily the result of an increase in the number of tractors and trailers damaged in accidents as well as an increase in the number of tractors and trailers available for routine maintenance during the first quarter of 2000. Management expects an increase in the repairs category during the fourth quarter 2000, due to the repair requirements associated with the trade-in of a large number of tractors.

Operating taxes and licenses increased approximately $2.5 million (31.5%), to $10.4 million in the 2000 period from $7.9 million in the 1999 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.5% in the 2000 period and 2.4% in the 1999 period.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $2.4 million (27.7%), to $11.3 million in the 2000 period from $8.8 million in the 1999 period. As a percentage of revenue, insurance increased to 2.8% in the 2000 period from 2.7% in the 1999 period. The Company experienced an increase in one of its insurance lines in July 2000. The Company has other insurance lines that will be coming up for renewal in the first quarter of 2001. Management expects an increase in the insurance premiums that will cause this expense category to be higher in future periods.

General supplies and expenses, consisting primarily of driver recruiting, communications, and facilities expenses, increased $6.2 million (34.8%), to $23.9 million in the 2000 period from $17.7 million in the 1999 period. As a percentage of revenue, general supplies and expenses increased to 5.9% in the 2000 period from 5.4% in the 1999 period. The 2000 increase is primarily the result of expenses incurred from the acquisitions of ATW and Harold Ives Trucking Co., as well as the addition of a driving school located in Arkansas.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $4.9 million (19.3%), to $30.1 million in the 2000 period from $25.3 million in 1999 period. As a percentage of revenue, depreciation and amortization decreased to 7.4% in the 2000 period from 7.6% in the 1999 period as a result of several factors. The Company utilized more owner-operators, leased more revenue equipment through operating leases, recognized a $0.6 million gain on sale of equipment primarily due to the sale of trailers in the first quarter, and extended the depreciable life of the Company's trailers from seven years to eight years to conform with the Company's actual experience of equipment life. These factors more than offset lower revenue per tractor. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions.

Interest expense increased $3.2 million (85.1%), to $7.0 million in the 2000 period from $3.8 million in the 1999 period. As a percentage of revenue, interest expense increased to 1.7% in the 2000 period from 1.2% in the 1999 period. The increase was primarily the result of higher debt balances related to the acquisitions, the investment in Transplace.com, and the stock repurchase program as well as higher interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 3.3% in the 2000 period from 8.0% in the 1999 period.

The Company's effective tax rate remained essentially constant at 40.0% in the 2000 period and 40.1% in the 1999 period.

Primarily as a result of the factors described above, net income decreased $7.9 million (49.6%), to $8.0 million in the 2000 period (2.0% of revenue) from $15.9 million in the 1999 period (4.8% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at September 30, 2000, were funds provided by cash flow from operating activities, line of credit, and operating leases. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

The Company's primary sources of cash flow from operations in the 2000 period were net income increased by depreciation and amortization. Net cash provided by operating activities was $37.5 million in the 2000 period and $37.7 million in the 1999 period. The decrease in the 2000 period resulted primarily from a lower net income.

Net cash used in investing activities was $32.9 million and $42.6 million in the 2000 and 1999 periods, respectively. Investing activity was primarily to acquire additional revenue equipment as the Company expanded its operations. The Company expects to spend no more than $15.0 million on capital expenditures during the remainder of 2000 (excluding planned operating leases of equipment). Total projected net capital expenditures for 2000 are expected to be approximately $35.0 million (excluding operating leases of equipment and the effect of any potential acquisitions). In the 2000 period, the investing activity increased primarily to repurchase company stock, to invest in Transplace.com, and to acquire the assets of CWT.

In June 2000, the Company authorized a stock repurchase plan for up to 1.0 million company shares to be purchased in the open market or through negotiated transactions. In July 2000, the Company authorized an additional 0.5 million shares to be repurchased. Through the third quarter, a total of 971,500 had been purchased with an average price of $8.17. The stock repurchase program has no expiration date.

During the third quarter of 2000, the Company merged its logistics business with five other transportation companies into Transplace.com and purchased the assets and business of CWT. In the transaction, Covenant contributed its customer list, logistics business software and software license, certain intellectual property, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 13% ownership in Transplace.com. In August 2000, the Company purchased the assets and business of CWT. The purchase price was approximately $7.3 million, with the excess of the purchase price over the estimated fair value of the net assets acquired of approximately $2.6 million allocated to intangible assets.

Net cash used in financing activities was $5.2 million in the 2000 period, approximately $2.7 million provided by financing activities in the 1999 period. At September 30, 2000, the Company had outstanding debt of $143.0 million, primarily consisting of approximately $111.0 million drawn under the Company's primary credit agreement (the "Credit Agreement"), $25.0 million in 10-year senior notes, $3.0 million in an interest bearing note to the former primary stockholder of Southern Refrigerated Transportation, Inc. ("SRT") related to the acquisition of SRT in October 1998, $3.6 million in term equipment financing, and $0.4 million in notes related to non-compete agreements. Interest rates on this debt range from 6.5% to 9.0%.

The Credit Agreement is with a group of banks and has a maximum borrowing limit of $130.0 million. Letters of credit are limited to an aggregate commitment of $10.0 million. A commitment fee, that is adjusted quarterly between 0.125% and 0.275% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement.

The Company amended the Credit Agreement in June 2000. The Credit Agreement revolves through December 31, 2000, and then has a three-year term out if not renewed. Payments for interest are due quarterly in arrears with principal payments due in twelve equal quarterly installments beginning in 2001, if not renewed. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.55% and 0.925% based on cash flow coverage. At September 30, 2000, the margin was 0.70%. The Company is presently in the final stages of completing a new credit agreement that is expected to be finalized prior to year end.

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

The Credit Agreement, senior notes, and the headquarters and terminal lease agreement entered into in 1996, contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flows, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. At September 30, 2000, the Company was in compliance with the agreements. The Credit Agreement and the senior notes are secured by a pledge of the stock of all of the Company's subsidiaries. In addition, the Credit Agreement provides that virtually all of the Company's assets become collateral in the event of a covenant violation.

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

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. At the end of the third quarter of 2000, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.657 as compared to $1.226 per gallon at the end of the third quarter of 1999. This has increased the Company's cost of operating.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter post-holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather creating more equipment repairs. First quarter net income historically has been lower than net income in each of the other three quarters of the year because of the weather. The Company's equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and the Company's ability to satisfy some of that requirement. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by the Company's dry van operation. During September and October, business increases as a result of increased retail merchandise shipped in anticipation of the holidays.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the third quarter of 2000, diesel fuel expenses represented 15.7% of the Company's total operating expenses and 14.9% of total revenue. The Company uses purchase commitments through suppliers, to reduce a portion of its exposure to fuel price fluctuations. At September 30, 2000, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.657 per gallon. At September 30, 2000, the notional amount for purchased commitments for the remainder of 2000 was 2.3 million gallons. At September 30, 2000, the price of the notional 2.3 million gallons would have produced approximately $1.0 million of income to offset increased fuel prices if the price of fuel remained the same as of September 30, 2000. At September 30, 2000, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by approximately $0.4 million.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 0.925%. At September 30, 2000, the Company had drawn $111.0 million under the Credit Agreement, which is subject to variable rates. This exposes the Company to the risk that interest rates might rise. Considering the current level of debt outstanding, each one-percentage point increase or decrease in LIBOR would affect the Company's pretax interest expense under the Credit Agreement by approximately $1.1 million on an annualized basis.

The remaining $32.0 million of the Company's debt has fixed interest rates. This exposes the Company to the risk that interest rates might fall.

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

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings.
                  None

Items 2, 3, 4 and 5. Not applicable

Item 6.           Exhibits and reports on Form 8-K.
     (a) Exhibits

Exhibit
Number       Reference      Description
3.1          (1)            Restated Articles of Incorporation.
3.2          (1)            Amended By-Laws dated September 27, 1994.
4.1          (1)            Restated Articles of Incorporation.
4.2          (1)            Amended By-Laws dated September 27, 1994.
10.1         (1)            Incentive Stock Plan filed as Exhibit 10.9.
10.2         (1)            401(k) Plan filed as Exhibit 10.10.
10.3         (2)            Stock Purchase Agreement made and entered into as of
                            October 5, 1998,  by and among  Covenant  Transport,
                            Inc.,  a  Nevada   corporation;   Smith   Charitable
                            Remainder Trust;  Southern  Refrigerated  Transport,
                            Inc., an Arkansas corporation;  Tony Smith Trucking,
                            Inc.,  an Arkansas  corporation;  and Tony and Kathy
                            Smith,  husband and wife and  residents of Arkansas,
                            filed as Exhibit 10.22.
10.4         (3)            Amendment  No. 2 to  the Incentive Stock Plan, filed
                            as Exhibit 10.10.
10.5         (3)            Amended and Restated Credit Agreement dated June 18,
                            1999, filed as Exhibit 10.11.
10.6         (4)            Stock Purchase Agreement made and entered into as of
                            November 15, 1999, by and among Covenant  Transport,
                            Inc., a Tennessee  corporation;  Harold Ives; Marilu
                            Ives, Tommy Ives, Garry Ives, Larry Ives, Sharon Ann
                            Dickson,  and  the  Tommy  Denver  Ives  Irrevocable
                            Trust;  Harold Ives Trucking Co.; and Terminal Truck
                            Broker, Inc.
10.7         (5)            Outside Director Stock Option Plan, filed as Exhibit
                            A.
10.8         (6)            Amendment to  Amended  and Restated Credit Agreement
                            among   Covenant   Transport,   Inc.,   a  Tennessee
                            corporation and Covenant Asset Management,  Inc., as
                            borrowers,  the banks named  therein,  the Letter of
                            Credit  Banks,  named  therein,  and ABN AMRO  Bank,
                            N.V., as agent, dated June 6, 2000, filed as Exhibit
                            10.8.
10.9         (6)            Note  Purchase  Agreement  dated May 15, 2000, among
                            Covenant   Asset   Management,    Inc.,   a   Nevada
                            corporation,  Covenant  Transport,  Inc.,  a  Nevada
                            corporation, and CIG & Co., filed as Exhibit 10.9.
10.10        (7)            Amendment No. 3 to the Incentive Stock Plan.
10.11        (7)            Amendment No. 1 to the Outside Director Stock Option
                            Plan.
27           (7)            Financial Data Schedule.
--------------------------------------------------------------------------------
References:

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Form 10-K for the year ended December 31, 1998.
(3)      Form 10-Q for the quarter ended June 30, 1999.
(4)      Form 8-K for the event dated November 16, 1999.
(5)      Schedule 14A, filed April 13, 2000.
(6)      Form 10-Q for the quarter ended June 30, 2000.
(7)      Filed herewith.

     (b) One Form 8-K was filed on August 9, 2000, with respect to the completion of the acquisition of a 10% membership interest in Transplace.com, L.L.C.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVENANT TRANSPORT, INC.


Date: November 10, 2000             /s/ Joey B. Hogan
                                    -----------------
                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer