Form 10-K
period 2000-12-31
COVENANT TRANSPORT INC
filed 2001-03-29
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (FEE REQUIRED)
        For the Fiscal Year Ended December 31, 2000
                                       OR
[     ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF THE  SECURITIES
        EXCHANGE  ACT OF 1934 (NO FEE REQUIRED).
        For the transition period from                        to

Commission file number 0-24960

                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                    88-0320154
-------------------------------------           ------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        400 Birmingham Highway
        Chattanooga, Tennessee                               37419
-------------------------------------           ------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  423/821-1212

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: $0.01 Par Value Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $78.1 million as of March 20, 2001 (based upon the $13.25 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 26, 2001, the registrant had 11,600,166 shares of Class A Common Stock and 2,350,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2001 annual meeting of stockholders that will be filed no later than April 29, 2001.

                              Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.

                                                           Document and Location
                                                           ---------------------

                                     Part I
                                     ------

Item 1   Business                                  Page 3 herein

Item 2   Properties                                Page 6 herein

Item 3   Legal Proceedings                         Page 6 herein

Item 4   Submission of Matters to a Vote of
          Security Holders                         Page 7 herein

                                     Part II
                                     -------

Item 5   Market for the Registrant's Common
          Equity and Related Stockholder Matters   Page 7 herein

Item 6   Selected Financial Data                   Page 8 herein

Item 7   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                               Page 9 herein

Item 7A  Quantitative and Qualitative Disclosures
          About Market Risk                        Page 17 herein

Item 8   Financial Statements and Supplementary
          Data                                     Page 18 herein

Item 9   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                               Page 18 herein

                                    Part III
                                    --------

Item 10  Directors and Executive Officers of the
          Registrant                               Page 2-3 of Proxy Statement

Item 11  Executive Compensation                    Pages 5-8 of Proxy Statement

Item 12  Security Ownership of Certain Beneficial
          Owners and Management                    Pages 9-10 of Proxy Statement

Item 13  Certain Relationships and Related
          Transactions                             Page 4 of Proxy Statement

                                     Part IV
                                     -------

Item 14  Exhibits, Financial Statement Schedules,
          and Reports on  Form 8-K                 Page 19 herein


____________________________________

         This report contains "forward-looking statements." These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I

ITEM 1.           BUSINESS

General

Covenant Transport, Inc. ("Covenant" or the "Company") is a truckload carrier that offers just-in-time and other premium transportation service for customers throughout the United States. Covenant was founded by David and Jacqueline Parker in 1985 with 25 tractors and 50 trailers. In fifteen years of operating, the Company's fleet has grown to 3,829 tractors and 7,571 trailers, and in 2000 revenue grew to $552.4 million. In recent years, the Company has grown both internally and through acquisitions. The Company has completed nine acquisitions since 1996, including six in the past three years. In August 1998, Covenant purchased certain assets of Gouge Trucking, Inc. ("Gouge"), for approximately $1.0 million. In October 1998, Covenant acquired all of the outstanding stock of Southern Refrigerated Transport, Inc., a $23 million annual revenue truckload carrier (referred to as "SRT"), located in southwest Arkansas. In September 1999, the Company purchased the trucking assets of ATW, Inc. ("ATW"), a long-haul team service carrier. ATW was based in Greensboro, North Carolina and generated approximately $40 million in annual revenue. In November 1999, the Company purchased all of the outstanding capital stock of Harold Ives Trucking Co. and Terminal Truck Broker, Inc. (together, "Harold Ives"), near Little Rock, Arkansas. In August 2000, the Company purchased certain trucking assets of Con-Way Truckload Services, Inc. ("CTS"), an $80 million annual truckload carrier headquartered in Forth Worth, Texas.

At December 31, 2000, the Company's corporate structure included Covenant Transport, Inc., a Nevada holding company organized in May 1994 and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation organized in November 1985; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Tony Smith Trucking, Inc., an Arkansas corporation; Harold Ives Trucking Co., an Arkansas corporation; CVTI Receivables Corp. ("CRC"), a Nevada corporation, and Terminal Truck Broker, Inc., an Arkansas corporation.

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" in this report.

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

The Company's primary customers include manufacturers, retailers, and other transportation companies. Other transportation companies primarily consist of less than truckload and air freight carriers, third-party freight consolidators, and freight forwarders who seek Covenant's expedited and just-in-time service. In 2000, the transportation industry was the largest industry Covenant served. In the aggregate, subsidiaries of CNF, Inc. accounted for approximately 11% of Covenant's 2000 revenue. No single customer accounted for 10% or more of the Company's revenue in the two fiscal years prior to 2000.

Covenant conducts its operations from its headquarters in Chattanooga, Tennessee. The former Bud Meyer and Harold Ives Trucking operations have been centralized in Chattanooga as well. SRT's operations center remains in Ashdown, Arkansas.

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

As an additional service to customers, the Company offers electronic data interchange ("EDI"), which allows customers and the Company to communicate electronically, permitting real-time information flow, reductions or eliminations in paperwork, and fewer clerical personnel. With EDI customers can receive updates as to cargo position, delivery times, and other information. Additionally, the Company offers load tracking via the Internet. The Company also allows customers to communicate electronically in order to obtain information regarding delivery, local distribution, and account payment instructions. Since 1997, the Company has used a document imaging system to reduce paperwork and enhance access to important information.

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

Covenant differentiates its primary dry van business from many shorter-haul truckload carriers by its use of driver teams. Driver teams permit the Company to provide expedited service over its long average length of haul, because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. Management believes that these teams contribute to greater equipment utilization than most carriers with predominately single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers the Company must recruit. At December 31, 2000, teams operated approximately 40% of the Company's tractors. The tractors of SRT and Harold Ives are operated primarily by single drivers. The single driver fleets operate fewer miles per tractor and experience more empty miles but these higher expenses are being offset by higher revenue per loaded mile because of reduced employee expense and the benefits of increased density on Company lanes.

Covenant is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 2000, the Company employed approximately 5,750 drivers and approximately 1,097 nondriver personnel. Management believes that the Company has a good relationship with its personnel.

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

The Company's fleet of 3,829 tractors had an average age of 17.7 months at December 31, 2000, and all tractors remained covered by manufacturer's warranties. Management believes that a late model tractor fleet is important to driver recruitment and retention and contributes to operating efficiency. The Company utilizes conventional tractors equipped with large sleeper compartments.

During 2000, the trucking industry experienced a substantial decline in the value of used tractors. Covenant believes that it reduced its exposure to the used tractor market in 2001 by negotiating a large trade package on 1998 equipment and extending its trade cycle on remaining revenue equipment. During 2000, the Company decided to begin trading equipment based on mileage. The result is that management believes that basically no equipment will be traded in 2001.

At December 31, 2000, the Company's fleet of 7,571 trailers had an average age of 41.3 months. Approximately 85% of the Company's trailers were 53-feet long by 102-inch wide, dry vans. The Company also operated approximately 1,146 53-foot and approximately 17 48-foot temperature-controlled trailers.

Competition

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. The Company targets primarily the market segment that demands just-in-time and other premium services. Management believes that this segment generally offers higher freight rates than the segment that is less dependent upon timely service and that the Company's size and use of driver teams are important in competing in this segment. The Company competes to some extent with railroads and rail-truck intermodal service but differentiates itself from rail and rail-truck intermodal carriers on the basis of service because rail and rail-truck intermodal movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service to customers with time-definite pick-up and delivery schedules.

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

The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Federal Environmental Protection Agency and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's property, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. The Company does not utilize any on-site underground fuel storage tanks at any of its locations. Management believes that its operations are in material compliance with current laws and regulations.

Fuel Availability and Cost

The Company actively manages its fuel costs by routing the Company's drivers through fuel centers with which the Company has negotiated volume discounts. Average fuel prices continued to rise in 2000. During 2000 the cost of fuel was in the range at which the Company received fuel surcharges. Even with the fuel surcharges, the high price of fuel hurt the Company's profitability. Although the Company historically has been able to pass through a substantial part of increases in fuel prices and taxes to customers in the form of higher rates and surcharges, the increases usually are not fully recovered. The Company does not collect surcharges on fuel used for non-revenue miles, out-of-route miles, or fuel used while the tractor is idling. At December 31, 2000, approximately 3% of the Company's projected 2001 purchases of fuel were subject to purchase contracts.

ITEM 2.  PROPERTIES

The Company's headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee, that include an office building of approximately 182,000 square feet (including the recent addition referenced below), the Company's approximately 65,000 square-foot principal maintenance facility, a body shop of approximately 16,600 square feet, and a truck wash. The Company initiated work on an approximately 100,000 square foot addition to the office building during the fourth quarter of 1999, which has been completed..

Covenant maintains eighteen terminals located on its major traffic lanes in the following cities, with the facilities noted:


      --------------------------------- ---------------- --------------- ----------- --------------------
                                                             Driver
             Terminal Locations           Maintenance     Recruitment      Sales          Ownership
      --------------------------------- ---------------- --------------- ----------- --------------------
      Chattanooga, Tennessee                   x               x             x             Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Lake City, Minnesota                                                                 Owned
      --------------------------------- ---------------- --------------- ----------- --------------------
      Oklahoma City, Oklahoma                  x                                           Owned
      --------------------------------- ---------------- --------------- ----------- --------------------
      French Camp, California                                                x             Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Long Beach, California                                                               Owned
      --------------------------------- ---------------- --------------- ----------- --------------------
      Dalton, Georgia                          x                             x             Owned
      --------------------------------- ---------------- --------------- ----------- --------------------
      Pomona, California                                                     x             Owned
      --------------------------------- ---------------- --------------- ----------- --------------------
      Hutchins, Texas                                                        x             Owned
      --------------------------------- ---------------- --------------- ----------- --------------------
      El Paso, Texas                                                                       Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Laredo, Texas                                                                        Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Delanco, New Jersey                                                    x             Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Indianapolis, Indiana                                                  x             Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Ashdown, Arkansas                        x               x             x             Owned
      --------------------------------- ---------------- --------------- ----------- --------------------
      Little Rock, Arkansas                    x               x                           Owned
      --------------------------------- ---------------- --------------- ----------- --------------------
      Stuttgart, Arkansas                                                                  Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Dayton, Ohio                                                           x             Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Charlotte, North Carolina                                              x             Leased
      --------------------------------- ---------------- --------------- ----------- --------------------
      Greensboro, North Carolina                                             x             Leased
      --------------------------------- ---------------- --------------- ----------- --------------------


The terminals provide a base for drivers in proximity to their homes, transfer locations for trailer relays on transcontinental routes, and parking space for equipment dispatch and maintenance.

ITEM 3.  LEGAL PROCEEDINGS AND INSURANCE

The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. In 2000, the Company maintained insurance covering losses in excess of a $5,000 deductible from cargo loss, losses in excess of a $2,500 deductible for physical damage claims, and losses in excess of a $5,000 deductible from personal injury and property damage. The Company maintains a workers' compensation plan for its employees. Each of the primary insurance policies has a limit of $1.0 million per occurrence, and the Company carries excess liability coverage, which management believes is adequate. The Company is not aware of any claims or threatened claims that might materially adversely affect its operations or financial position.

In the first quarter of 2001, the Company increased its deductibles to a combined $250,000 per occurrence, with each occurrence including the aggregate of liability, cargo, and physical damage coverage. In addition, the Company increased its workers' compensation deductible to $250,000 per occurrence.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2000, no matters were submitted to a vote of security holders.



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



             Period                    High              Low
             ------                    ----              ---
Calendar Year 1999
  1st Quarter                         $20.625          $12.375
  2nd Quarter                         $16.000          $11.125
  3rd Quarter                         $18.938          $15.250
  4th Quarter                         $18.250          $13.375
Calendar Year 2000
  1st Quarter                         $18.250          $10.250
  2nd Quarter                         $15.875           $7.563
  3rd Quarter                         $11.000           $7.688
  4th Quarter                         $12.125           $8.000

As of March 26, 2001, the Company had approximately 47 stockholders of record of its Class A Common Stock. However, the Company estimates that it has approximately 2,200 stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

The Company has never declared and paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. The payment of cash dividends is currently limited by agreements relating to the Company's $120 million line of credit, $25 million in senior notes due October 2005, and the operating lease covering the Company's headquarters and terminal facility. Future payments of cash dividends will depend upon the financial condition, results of operations, and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA


                     (In thousands except per share and operating data amounts)
                                                                       Years Ended December 31,
                                             -----------------------------------------------------------------------------
                                                     1996            1997           1998           1999            2000
                                             -----------------------------------------------------------------------------
Statement of Operations Data:
Revenue                                            $ 236,267      $ 297,861      $ 370,546       $ 472,741      $ 552,429
Operating expenses:
  Salaries, wages, and related expenses              108,818        131,522        164,589         202,420        239,988
  Fuel, oil, and road expenses                        55,340         64,910         68,292          84,465         93,581
  Revenue equipment rentals and
     purchased transportation                            605          8,492         24,250          49,260         76,131
  Repairs                                              4,293          5,885          8,366          10,078         13,312
  Operating taxes and licenses                         6,065          7,514          9,393          10,988         14,169
  Insurance                                            6,115          8,656         10,370          12,458         15,765
  Communications and utilities                         3,152          3,533          4,328           5,682          7,189
  General supplies and expenses                        9,673         12,744         15,069          19,109         24,635
  Depreciation and amortization                       22,139         26,482         30,192          35,591         38,879
                                             -----------------------------------------------------------------------------
Total operating expenses                             216,200        269,738        334,849         430,051        523,649
                                             -----------------------------------------------------------------------------
Operating income                                      20,067         28,123         35,697          42,690         28,780
Interest expense                                       5,987          6,273          5,924           5,513          9,006
                                             -----------------------------------------------------------------------------
Income before income taxes                            14,080         21,850         29,773          37,177         19,774
Income tax expense                                     5,102          8,148         11,490          14,900          7,899
                                             -----------------------------------------------------------------------------
Net income                                          $  8,978       $ 13,702      $  18,283        $ 22,277       $ 11,875
                                             =============================================================================

Basic earnings per share                            $   0.67       $   1.03       $   1.27        $   1.49       $   0.82
Diluted earnings per share                              0.67           1.03           1.27            1.48           0.82
Weighted average common shares
    Outstanding                                       13,350         13,360         14,393          14,912         14,404

Adjusted weighted average common
   shares and assumed conversions                     13,353         13,360         14,440          15,028         14,533
   outstanding

Balance Sheet Data:
Net property and equipment                         $ 144,384      $ 161,621      $ 200,537       $ 269,034      $ 256,049
Total assets                                         187,148        215,256        272,959         383,974        390,513
Long-term debt, less current maturities               83,110         80,812         84,331         140,497         79,295
Stockholders' equity                               $  81,730      $  95,597      $ 141,522       $ 163,852      $ 167,822

Selected Operating Data:
Pretax margin                                           6.0%           7.3%           8.0%            7.9%           3.6%
Average revenue per loaded mile                     $   1.09       $   1.12       $   1.18        $   1.20       $   1.23
Average revenue per total mile                      $   1.04       $   1.07       $   1.10        $   1.11       $   1.13
Average miles per tractor per year                   150,778        149,117        144,000         144,601        128,754
Average revenue per tractor per week                $  2,994       $  3,059       $  3,045        $  3,078       $  2,790
Weighted average tractors for year (1)                 1,509          1,866          2,333           2,929          3,759
Total tractors at end of period (1)                    1,629          2,136          2,608           3,521          3,829
Total trailers at end of period (1)                    3,048          3,948          4,526           6,199          7,571


(1) Includes monthly rental tractors and excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

During the three-year period ended December 31, 2000, the Company increased its revenue at a compounded annual growth rate of 22.9%, as revenue increased from $297.9 million in 1997 to $552.4 million in 2000. A significant increase in fleet size to meet customer demand as well as an increase in the freight rates contributed to revenue growth over this period.

In addition to internal growth, the Company completed six acquisitions during the three-year period ended December 31, 2000. The acquired operations generated approximately $200 million in combined revenue. The Company intends to continue to grow both internally and through acquisitions. The main constraints on internal growth are the ability to recruit and retain a sufficient number of qualified drivers and, in times of slower economic growth, to add profitable freight.

The Company's acquisitions of SRT, ATW, Harold Ives, and CTS have resulted in changes in several operating statistics and expense categories. These operations use predominately single-driver tractors, as opposed to the primarily team-driver tractor fleet operated by Covenant's long-haul operation. The single driver fleets operate fewer miles per tractor and experience more empty miles. The additional expenses and lower productive miles are offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. In addition, the Company's refrigerated services must bear additional expenses of fuel for refrigeration units, pallets, and depreciation and interest expense of more expensive trailers associated with temperature controlled service. The Company's operating statistics and expenses are expected to continue to shift in future periods with the mix of single, team, and temperature-controlled operations.

In 1997, the Company initiated the use of owner-operators. The Company contracted with an average of 134 owner-operators in 1998, 285 owner-operators in 1999, and 509 owner-operators in 2000. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed lease payment per mile. In addition, the Company does not have the capital outlay of purchasing the tractor. The Company also entered into operating leases. In 1998, the Company had 500 tractors and 69 trailers financed under operating leases. In 1999, the Company had 717 tractors and 450 trailers financed under operating leases. In 2000, the Company had 1,090 tractors and 1,541 trailers financed under operating leases. The lease payments to owner-operators and the financing of revenue equipment under operating leases appear as operating expenses under revenue equipment rentals and purchased transportation. For leased equipment, expenses associated with owned equipment, such as interest and depreciation, are not incurred; and for owner-operator tractors, driver compensation, fuel, communications, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pretax margin and net margin rather than operating ratio.

Effective July 1, 2000, the Company merged its logistics business with the logistics business of five other transportation companies into Transplace.com, L.L.C. ("Transplace.com"). Transplace.com operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 13% ownership in Transplace.com. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) received on an annualized basis. The Company recognized approximately $400,000 of pretax earnings related to Transplace.com during 2000.

The following table sets forth the percentage relationship of certain items to revenue for each of the three years-ended December 31:

                                                                        1998          1999          2000
                                                                  ------------- ------------- -------------
      Revenue                                                           100.0%        100.0%        100.0%
      Operating expenses:
        Salaries, wages, and related expenses                             44.4          42.8          43.4
        Fuel, oil, and road expenses                                      18.4          17.9          16.9
        Revenue equipment rentals and purchased
           Transportation                                                  6.5          10.4          13.8
        Repairs                                                            2.3           2.1           2.4
        Operating taxes and licenses                                       2.5           2.3           2.6
        Insurance                                                          2.8           2.6           2.9
        Communications and utilities                                       1.2           1.2           1.3
        General supplies and expenses                                      4.1           4.0           4.5
        Depreciation and amortization                                      8.1           7.5           7.0
                                                                  ------------- ------------- -------------
          Total operating expenses                                        90.4          91.0          94.8
                                                                  ------------- ------------- -------------
          Operating income                                                 9.6           9.0           5.2
      Interest expense                                                     1.6           1.2           1.6
                                                                  ------------- ------------- -------------
      Income before income taxes                                           8.0           7.9           3.6
      Income tax expense                                                   3.1           3.2           1.4
                                                                  ------------- ------------- -------------
      Net income                                                          4.9%          4.7%          2.1%
                                                                  ============= ============= =============


COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

Revenue increased $79.7 million (16.9%), to $552.4 million in 2000, from $472.7 million in 1999. The revenue increase was primarily generated by a 28.3% increase in weighted average tractors, to 3,759 in 2000, from 2,929 in 1999, as the Company expanded externally through the acquisitions of the stock of Harold Ives Trucking Co. and the asset acquisitions from ATW and CTS. The Company's average revenue per loaded mile increased to approximately $1.23 in 2000, from $1.20 in 1999. The increase was attributable primarily to per-mile rate increases negotiated by the Company. Revenue per total mile increased to approximately $1.13 in 2000, from $1.11 in 1999. The Company's growth was affected by a 9.4% decrease in revenue per tractor per week to $2,790 in 2000 from $3,078 in 1999. Revenue per tractor per week was reduced because of fewer miles per tractor due to a less robust freight environment than in 1999 and the acquisition of Harold Ives Trucking Co. and CTS, which operated single-driver tractors that generate fewer miles than team-driven tractors.

Salaries, wages, and related expenses increased $37.6 million (18.6%), to $240.0 million in 2000, from $202.4 million in 1999. As a percentage of revenue, salaries, wages, and related expenses increased to 43.4% in 2000, from 42.8% in 1999. Driver wages as a percentage of revenue remained essentially constant at 30.6% in 2000, and 30.7% in 1999. The Company increased driver wages in October 1999 and in April 2000. These increases were offset as the Company utilized more owner-operators and had a larger percentage of single-driver tractors from the operations of SRT, Harold Ives, and CTS, which only have one driver to be compensated. Non-driving employee payroll expense remained essentially constant at 6.2% of revenue in the 2000 period and 6.1% of revenue in the 1999 period. Health insurance, employer paid taxes, and workers' compensation increased to 6.4% of revenue in 2000, from 5.8% in 1999. The increase as a percentage of revenue was primarily the result of increased group health insurance claims in 2000 as compared to 1999.

Fuel, oil, and road expenses increased $9.1 million (10.8%), to $93.6 million in 2000, from $84.5 million in 1999. As a percentage of revenue, fuel, oil, and road expenses decreased to 16.9% in 2000 from 17.9% in 1999. During 2000, average fuel costs for the year increased approximately $0.34 per gallon versus 1999. The increase in 2000 was offset by fuel surcharges, which are included as a reduction in fuel cost, fuel hedges in the form of fixed price purchase commitments, and by the increased usage of owner-operators who pay for their own fuel purchases. Fuel surcharges amounted to nearly $.052 per mile or approximately $25.3 million during 2000 compared with less than one cent per mile or approximately $2.4 million during 1999. The Company's percentage of fuel purchases that are hedged was approximately 18.5% in 1999 and approximately 17.3% for the year 2000.

Revenue equipment rentals and purchased transportation increased $26.9 million (54.5%), to $76.1 million in 2000, from $49.3 million in 1999. As a percentage of revenue, revenue equipment rentals and purchased transportation increased to 13.8% in 2000 from 10.4% in 1999. During 1997, the Company began using owner-operators, who provide a tractor and driver and cover all of their operating  expenses  in  exchange  for a fixed  payment  per mile.  Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company increased the fleet size of owner-operators to an average of 509 in 2000, compared to 285 in 1999, a 78.6% increase. The Company also entered into additional operating leases. As of December 31, 2000, the Company had financed approximately 1,090 tractors and 1,541 trailers under operating leases as compared to 717 tractors and 450 trailers under operating leases as of December 31, 1999. The equipment leases will increase this expense category in the future, while reducing depreciation and interest expenses.

Repairs increased $3.2 million (32.1%), to $13.3 million in 2000, from $10.1 million in 1999. As a percentage of revenue, repairs increased to 2.4% in 2000, from 2.1% in 1999. The increase was primarily the result of an increase in the number of tractors and trailers damaged in accidents, an increase in the number of tractors and trailers available for routine maintenance due to the slower freight environment, and repair requirements associated with the trade-in of a large number of tractors during the fourth quarter 2000.

Operating taxes and licenses increased $3.2 million (28.9%), to $14.2 million in 2000, from $11.0 million in 1999. As a percentage of revenue, operating taxes and licenses increased to 2.6% in 2000, from 2.3% in 1999, partially due to increased fleet size and additional property taxes related to facilities.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $3.3 million (26.5%), to $15.8 million in 2000, from $12.5 million in 1999. As a percentage of revenue, insurance increased to 2.9% in 2000, from 2.6% in 1999. The increase was primarily related to the Company experiencing an increase in the cost of one of its insurance lines in July 2000, and the payment of a claim to one of its customers that the insurance company had denied in the amount of approximately $500,000. The Company has other insurance lines that will be due for renewal in the first quarter of 2001. Management expects that an increase in insurance premiums and deductibles will cause this expense category to be higher in future periods.

Communications and utilities increased $1.5 million (26.5%), to $7.2 million in 2000, from $5.7 million in 1999. As a percentage of revenue, communications and utilities remained essentially constant at 1.3% in 2000 as compared to 1.2% in 1999.

General supplies and expenses, consisting primarily of headquarters and other terminal lease expense, and driver recruiting expenses, increased $5.5 million (28.9%), to $24.6 million in 2000, from $19.1 million in 1999. As a percentage of revenue, general supplies and expenses increased to 4.5% in 2000 from 4.0% in 1999. The 2000 increase was primarily the result of expenses incurred from the acquisitions related to ATW, Harold Ives, and CTS, as well as the addition of a driving school located in Arkansas.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $3.3 million (9.2%), to $38.9 million in 2000, from $35.6 million in 1999. As a percentage of revenue, depreciation and amortization decreased to 7.0% in 2000, from 7.5% in 1999, because the Company utilized more owner-operators, leased more revenue equipment through operating leases, and extended the depreciable life of the Company's trailers from seven years to eight years to conform with the Company's actual experience of equipment life. These factors offset lower revenue per tractor. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions, as well as goodwill from eight acquisitions. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Gain on sale of tractors and trailers was approximately $1.0 million in 2000 and $67,000 in 1999. The predictability of any gain/(loss) on the sale of equipment is difficult due to the market value of used equipment varies from year to year. The unpredictability of gains/(losses) could impact depreciation and amortization as a percentage of revenue. In the fourth quarter of 2000, the Company began reserving against tractor values, which will affect this line item in future periods.

Interest expense increased $3.5 million (63.4%), to $9.0 million in 2000, from $5.5 million in 1999. As a percentage of revenue, interest expense increased to 1.6% in 2000, from 1.2% in 1999, as the result of higher debt balances related to the acquisitions, the investment in Transplace.com, and the stock repurchase program as well as higher interest rates. The increase was partially offset by utilizing more owner-operators and leasing more revenue equipment.

As a result of the foregoing, the Company's pre-tax margin decreased to 3.6% in 2000 compared with 7.9% in 1999.

The Company's effective tax rate remained essentially constant at 39.9% in 2000, and 40.1% in 1999. The Company implemented certain tax planning stategies during 2000 and expects to incur an effective tax rate of approximately 38% in 2001.

As a result of the factors described above, net income decreased $10.4 million (46.7%), to $11.9 million in 2000 (2.1% of revenue), from $22.3 million in 1999 (4.7% of revenue).

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

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $5.4 million (17.9%), to $35.6 million in 1999, from $30.2 million in 1998. As a percentage of revenue, depreciation and amortization decreased to 7.5% in 1999, from 8.1% in 1998, because the Company utilized more owner operators, leased more revenue equipment, and realized an increase in revenue per tractor per week, which more efficiently spread this fixed cost over a larger revenue base. Amortization expense relates to deferred debt costs incurred and covenants not to compete from two 1995, one 1998, and two 1999 business acquisitions, as well as goodwill from two 1997, two 1998, and three 1999 acquisitions. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Gain on sale of tractors and trailers was approximately $1.9 million in 1998, and $67,000 in 1999. The market for used tractors deteriorated late in 1999, and into 2000. If the prices for used equipment remain depressed, the Company may recognize less gain or a loss on the sale of its tractors and trailers, which would impact depreciation and amortization as a percentage of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

The continued growth of the Company's business has required significant investments in new revenue equipment and upgraded and expanded facilities. The Company historically has financed its expansion requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and a small portion with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at December 31, 2000, were funds provided by operations, proceeds under the Securitization Facility (as defined below), and borrowings under its primary credit agreement, which had maximum available borrowing of $120.0 million at December 31, 2000 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs.

The Company's current liabilities increased significantly as a result of the receipt of $62.0 million of proceeds from the Securitization Facility. This increase was partially offset by a decrease on the line of credit facility, which is classified as a long-term liability. As discussed in the financial statement footnotes, the net proceeds under the

Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days.

The Company's primary sources of cash flow from operations in 2000 were net income increased by depreciation and amortization and deferred income taxes. The most significant uses of cash provided by operations were to fund prepaid expenses (primarily increased insurance deposits and license plates for revenue equipment) and to finance increases in receivables and advances associated with growth in the business. The Company's number of days sales in accounts receivable decreased from 45 days in 1999, to 43 days in 2000. Net cash provided by operating activities was $48.7 million in 2000, and $44.5 million in 1999.

Net cash used in investing activities was $41.2 million in 2000 and $80.8 million in 1999. Such amounts were used primarily to acquire additional revenue equipment and expand facilities as the Company expanded its operations. During 2000, the decrease in cash used in investing activities was primarily due to the Company acquiring a greater percentage of its revenue equipment through operating leases which do not require a capital outlay for purchasing the equipment. In addition, during the 2000 period, investing activity was used to repurchase company stock, to invest in Transplace.com, and to acquire the assets of CTS. Approximately $7.7 million represented the purchase price for the assets and business of CTS, of which approximately $2.6 million was allocated to goodwill. The Company expects capital expenditures, primarily for revenue equipment (net of trade-ins) to be approximately $25 million in 2001, exclusive of acquisitions.

In June 2000, the Company authorized a stock repurchase plan for up to 1.0 million company shares to be purchased in the open market or through negotiated transactions. In July 2000, the Company authorized an additional 500,000 shares to be repurchased. As of December 2000, a total of 971,500 had been purchased with an average price of $8.17. The stock repurchase program has no expiration date.

During the third quarter of 2000, the Company merged its logistics business with the logistics business of five other transportation companies into Transplace.com. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 13% ownership in Transplace.com.

Net cash used in financing activities was $6.2 million in the 2000 period, and financing activities in the 1999 period provided approximately $34.5 million. The primary source of cash for 2000 was provided by borrowings under the Credit Agreement and Securitization Facility. The decrease in 2000 was primarily due to the Company entering into operating leases. At December 31, 2000, the Company had outstanding debt of $142.8 million, primarily consisting of $62.0 million in the Securitization Facility, $49.0 million drawn under the Credit Agreement, $25.0 million in 10-year senior notes, $3.5 million in term equipment financing, a $3.0 million interest bearing note to the former primary stockholder of SRT, and $350,000 in notes related to non-compete agreements. Interest rates on this debt range from 6.5% to 9.0%.

In December 2000, the Company entered into the Credit Agreement with a group of banks, which matures December 2003. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At December 31, 2000, the margin was 1.00%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp.

The Credit Agreement has a maximum borrowing limit of $120.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or $120.0 million. Letters of credit are limited to an aggregate commitment of $10.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement.

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CVTI Receivables Corp. ("CRC"), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility is subject to annual renewal. As of December 2000, there were $62 million in proceeds received.

In December 2000, the Company amended and restated its $25 million note purchase agreement with an insurance company. The notes bear interest at 7.39%, payable semi-annually, and mature on October 1, 2005. Principal payments are due in five equal annual installments beginning in 2001. Proceeds of the notes were used to reduce borrowings under the Credit Agreement.

The Company's headquarters facility was completed in December 31, 1996. The cost of the approximately 75 acres and construction of the headquarters and shop buildings was approximately $15 million. The Company financed the land and improvements under a "build to suit" operating lease. This operating lease expires March 2001, and the Company anticipates refinancing the facility under the Credit Agreement. The Company has completed the construction of an approximately 100,000 square foot addition to the office building and has completed improvements on an additional 58 acres of land. The cost of these activities in 2000 was $13.3 million, which was also financed under the Credit Agreement.

The  Credit   Agreement,   Securitization   Facility,   senior  notes,  and  the
headquarters and terminal lease agreement contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at December 31, 2000.

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

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. In the fourth quarter of 1999, fuel prices escalated rapidly and have remained high throughout 2000. This has increased the Company's cost of operating.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather creating more equipment repairs. For the reasons stated, first quarter net income historically has been lower than net income in each of the other three quarters of the year. The Company's equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and the Company's ability to satisfy some of that requirement. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by the Company's dry van operation. During September and October, business increases as a result of increased retail merchandise shipped in anticipation of the holidays.

The table below sets forth quarterly information reflecting the Company's equipment utilization (miles per tractor per period) during 1998, 1999, and 2000. The Company believes that equipment utilization more accurately demonstrates the seasonality of its business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.


                                                Equipment Utilization Table
                                               (Miles Per Tractor Per Period)

                                     First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                                    ---------------- ------------------- ---------------- -----------------
               1998                     34,828             35,796            36,455            36,813

               1999                     33,739             37,011            37,585            36,132

               2000                     31,095             31,869            32,948            32,784


FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of factors over which the Company has little or no control may affect the Company's future results. Factors that might cause such a difference include, but are not limited to, the following:

Economic Factors - Negative economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and higher interest rates could impair the Company's operating results by decreasing equipment utilization or increasing costs of operations.

Fuel Price - The price of diesel fuel escalated rapidly in late 1999 and continued at high levels throughout 2000. Fuel is one of the Company's largest operating expense, and high fuel prices have a negative impact on the Company's profitability. Continued high fuel prices may affect the Company's future results.

Resale of Used Revenue Equipment - The Company historically has recognized a gain on the sale of its revenue equipment. The market for used tractors experienced a sharp drop in late 1999 and into 2000. If the prices for used equipment remain depressed, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.

Recruitment, Retention, and Compensation of Qualified Drivers - Competition for drivers is intense in the trucking industry. There has been since 1999, and and continues to be an industry-wide shortage of qualified drivers. This shortage could force the Company to significantly increase the compensation it pays to driver employees, curtail the Company's growth, or experience the adverse effects of tractors without drivers.

Competition - The trucking industry is highly competitive and fragmented. The Company competes with other truckload carriers, private fleets operated by existing and potential customers, railroads, rail-intermodal service, and to some extent with air-freight service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than the Company. The Company's results could suffer if it cannot obtain higher rates than competitors that offer a lower level of service.

Regulation  -  The  trucking   industry  is  subject  to  various   governmental
regulations. The DOT is considering a proposal that may limit the hours-in-service during which a driver may operate a tractor and a proposal that would require installing certain safety equipment on tractors. Although the Company is unable to predict the nature of any changes in regulations, the cost of any changes, if implemented, may adversely affect the profitability of the Company.

Insurance and claims - In 2001 the Company adopted an insurance program with significantly higher deductibles. An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated could have a materially adverse effect on the Company's profitability.

Acquisitions - A significant portion of the Company's growth has occurred through acquisitions, and acquisitions are an important component of the Company's growth strategy. Management must continue to identify desirable target companies and negotiate, finance, and close acceptable transactions or the Company's growth could suffer.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company may engage in hedging activities using futures, forward contracts, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates. The Company will be required to adopt the standard in 2001 and has determined there will not be any material adverse impact on its results of operations or financial position resulting from the adoption of SFAS No. 133.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For 2000, diesel fuel expenses represented 15.1% of the Company's total operating expenses and 14.3% of total revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At December 31, 2000, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.522 per gallon. At December 31, 2000, the notional amount for purchase commitments during 2001 was 2.3 million gallons. At December 31, 2000, the price of the notional 2.3 million gallons would have produced approximately $400,000 of income to offset increased fuel prices if the price of fuel remained the same as of December 31, 2000. At December 31, 2000, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by $300,000. The Company does not enter into contracts with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. At December 31, 2000, the Company had drawn $49 million under the Credit Agreement, which is subject to variable rates. Considering all debt outstanding, each one-percentage point increase or decrease in LIBOR would affect the Company's pretax interest expense by $490,000 on an annualized basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited consolidated balance sheets, statements of income, cash flows, stockholders' equity, and notes related thereto, are contained at Pages 21 to 35 of this report. The supplementary quarterly financial data follows:


Quarterly Financial Data:
(In thousands except per share amounts)
                                                      First         Second          Third           Fourth
                                                     Quarter        Quarter         Quarter         Quarter
                                                      2000           2000            2000            2000
                                                --------------- --------------- --------------- --------------
Revenue                                              $ 126,481        $139,398        $141,667       $144,883
Operating income                                         5,687           7,265           7,435          8,392
Income before taxes                                      3,384           4,829           5,131          6,430
Income taxes                                             1,351           1,929           2,053          2,565
Net income                                               2,033           2,900           3,078          3,865
Net income per share                                   $  0.14         $  0.20         $  0.22        $  0.28

                                                      First         Second          Third           Fourth
                                                     Quarter        Quarter         Quarter         Quarter
                                                     1999            1999            1999           1999
                                                --------------- --------------- --------------- --------------
Revenue                                               $ 97,764       $ 113,211        $120,104       $141,662
Operating income                                         6,731          11,112          12,468         12,379
Income before taxes                                      5,430           9,887          11,188         10,672
Income taxes                                             2,181           3,955           4,486          4,278
Net income                                               3,249           5,932           6,702          6,394
Net income per share                                   $  0.22        $   0.40         $  0.45        $  0.43


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2000, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on Pages 2 to 3 and Page 12 of the Registrant's Proxy Statement for the 2001 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference; provided, that the "Audit Committee Report for 2000" and the Stock Performance Graph contained in the Proxy Statement are not incorporated by reference.

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

The Company's audited consolidated financial statements are set forth at the following pages of this report:

Report of Independent Accountants.............................................22
Consolidated Balance Sheets...................................................23
Consolidated Statements of Income.............................................24
Consolidated Statements of Stockholders' Equity...............................25
Consolidated Statements of Cash Flows.........................................26
Notes to Consolidated Financial Statements....................................27

         2.       Financial Statement Schedules.

Financial statement schedules are not required because all required information is included in the financial statements.

         3.       Exhibits.

See list under Item 14(c) below, with management compensatory plans and arrangements being listed under Exhibits 10.1, 10.2, 10.3, 10.5, 10.6, and 10.7.

(b) Reports on Form 8-K during the fourth quarter ended December 31, 2000.

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

(c)  Exhibits

Exhibit
Number            Reference         Description
3.1               (1)               Restated Articles of Incorporation.
3.2               (1)               Amended By-Laws dated September 27, 1994.
4.1               (1)               Restated Articles of Incorporation.
4.2               (1)               Amended By-Laws dated September 27, 1994.
10.1              (1)               Incentive Stock Plan filed as Exhibit 10.9.
10.2              (1)               401(k) Plan filed as Exhibit 10.10.
10.3              (2)               Amendment No. 2 to the Incentive Stock Plan,
                                    filed as Exhibit 10.10.
10.4              (3)               Stock Purchase Agreement made and entered
                                    into as of November 15, 1999, by and among
                                    Covenant Transport, Inc., a Tennessee
                                    corporation; Harold Ives; Marilu Ives, Tommy
                                    Ives, Garry Ives, Larry Ives, Sharon Ann
                                    Dickson, and the Tommy Denver Ives
                                    Irrevocable Trust; Harold Ives Trucking Co.;
                                    and Terminal Truck Broker, Inc.
10.5              (4)               Outside Director Stock Option Plan, filed as
                                    Exhibit A.
10.6              (5)               Amendment No. 3 to the Incentive Stock Plan
                                    filed as Exhibit 10.10.
10.7              (5)               Amendment  No. 1 to the  Outside  Director
                                    Stock  Option Plan filed as Exhibit 10.11.
10.8              (6)               Amended and Restated Note Purchase Agreement
                                    dated December 13, 2000,
                                    among Covenant  Asset Management, Inc.,
                                    Covenant Transport, Inc., and CIG & Co.
10.9              (6)               Credit  Agreement  by and  among  Covenant
                                    Asset  Management,  Inc.,  Covenant
                                    Transport, Inc., Bank of America, N.A., and
                                    Lenders, dated December 13, 2000.
10.10             (6)               Loan  Agreement  dated December 12, 2000,
                                    among CVTI  Receivables  Corp.,  and
                                    Covenant  Transport,  Inc.,  Three Pillars
                                    Funding  Corporation,  and Suntrust
                                    Equitable Securities Corporation.
10.11             (6)               Receivables  Purchase  Agreement  dated as
                                    of  December  12,  2000,  among CVTI
                                    Receivables  Corp.,   Covenant  Transport,
                                    Inc.,  and  Southern  Refrigerated
                                    Transport, Inc.
21                (6)               List of subsidiaries.
23                (6)               Consent of PricewaterhouseCoopers LLP,
                                    independent accountants.

--------------------------------------------------------------------------------
References:

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Form 10-Q for the quarter ended June 30, 1999.
(3)      Form 8-K for the event dated November 16, 1999.
(4)      Schedule 14A, filed April 13, 2000.
(5)      Form 10-Q for the quarter ended September 30, 2000.
(6)      Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COVENANT TRANSPORT, INC.

Date:        March 29, 2001                     By:       /s/ Joey B. Hogan
     ------------------------------                 ----------------------------
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


     Signature                       Position                          Date

/s/ David R. Parker         Chairman of the Board, President,
David R. Parker             and Chief Executive Officer
                            (principal executive officer)         March 29, 2001

/s/ Joey B. Hogan           Treasurer and Chief Financial
Joey B. Hogan               Officer (principal financial
                            and accounting officer)               March 29, 2001

/s/ R. H. Lovin, Jr.
R. H. Lovin, Jr.            Director                              March 29, 2001

/s/ Michael W. Miller
Michael W. Miller           Director                              March 29, 2001

/s/ William T. Alt
William T. Alt              Director                              March 29, 2001

/s/ Robert E. Bosworth
Robert E. Bosworth          Director                              March 29, 2001

/s/ Hugh O. Maclellan, Jr.
Hugh O. Maclellan, Jr.      Director                              March 29, 2001

/s/ Mark A. Scudder
Mark A. Scudder             Director                              March 29, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Covenant Transport, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Covenant Transport, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Knoxville, Tennessee
February 2, 2001

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                        (In thousands except share data)
                                                                                              1999                   2000
                                                                                      -------------------     -----------------
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                                      $ 1,046               $ 2,287
  Accounts receivable, net of allowance of $1,040 in 1999 and
    $1,263 in 2000                                                                                75,038                72,482
  Drivers advances and other receivables                                                           4,789                11,393
  Tire and parts inventory                                                                         3,046                 2,949
  Prepaid expenses                                                                                 9,567                13,914
  Deferred income taxes                                                                            1,310                 2,590
  Income taxes receivable                                                                          4,506                 3,651
                                                                                      -------------------     -----------------
Total current assets                                                                              99,302               109,266

Property and equipment, at cost                                                                  349,672               356,630
Less accumulated depreciation and amortization                                                    80,638               100,581
                                                                                      -------------------     -----------------
Net property and equipment                                                                       269,034               256,049

Other assets                                                                                      15,638                25,198
                                                                                      -------------------     -----------------

Total assets                                                                                    $383,974              $390,513
                                                                                      ===================     =================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Checks written in excess of bank balance                                                         3,599                     -
  Current maturities of long-term debt                                                             4,218                 6,505
  Securitization facility                                                                              -                62,000
  Accounts payable                                                                                 7,260                 6,988
  Accrued expenses                                                                                17,136                17,176
                                                                                      -------------------     -----------------
Total current liabilities                                                                         32,213                92,669

  Long-term debt, less current maturities                                                        140,497                74,295
  Deferred income taxes                                                                           47,412                55,727
                                                                                      -------------------     -----------------
Total liabilities                                                                                220,122               222,691

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized; 12,564,250 and 12,566,850 shares issued and 12,564,250 and
    11,595,350 outstanding as of 1999 and 2000, respectively                                         126                   126
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 1999 and 2000                                       24                    24
  Additional paid-in-capital                                                                      78,313                78,343
  Treasury Stock at cost; 971,500 shares as of December 31, 2000                                       -               (7,935)
  Retained earnings                                                                               85,389                97,264
                                                                                      -------------------     -----------------
Total stockholders' equity                                                                       163,852               167,822
                                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                                      $383,974              $390,513
                                                                                      ===================     =================


The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                      (In thousands except per share data)

                                                                            1998              1999              2000
                                                                     ----------------  ----------------  ---------------
Revenue                                                                    $ 370,546          $472,741         $552,429

Operating expenses:
  Salaries, wages, and related expenses                                      164,589           202,420          239,988
  Fuel, oil, and road expenses                                                68,292            84,465           93,581
  Revenue equipment rentals and purchased
     transportation                                                           24,250            49,260           76,131
  Repairs                                                                      8,366            10,078           13,312
  Operating taxes and licenses                                                 9,393            10,988           14,169
  Insurance                                                                   10,370            12,458           15,765
  Communications and utilities                                                 4,328             5,682            7,189
  General supplies and expenses                                               15,069            19,109           24,635
  Depreciation and amortization, including gain on
    disposition of equipment                                                  30,192            35,591           38,879
                                                                     ----------------  ----------------  ---------------
Total operating expenses                                                     334,849           430,051          523,649
                                                                     ----------------  ----------------  ---------------
Operating income                                                              35,697            42,690           28,780
Interest expense                                                               5,924             5,513            9,006
                                                                     ----------------  ----------------  ---------------
Income before income taxes                                                    29,773            37,177           19,774
Income tax expense                                                            11,490            14,900            7,899
                                                                     ----------------  ----------------  ---------------
Net income                                                                   $18,283          $ 22,277         $ 11,875
                                                                     ================  ================  ===============

Basic earnings per share:                                                      $1.27             $1.49            $0.82
Diluted earnings per share:                                                    $1.27             $1.48            $0.82


Weighted average shares outstanding                                           14,393            14,912           14,404

Adjusted weighted average shares and assumed conversions
    outstanding                                                               14,440            15,028           14,533




The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (In thousands)



                                               Class A       Class B       Additional                                     Total
                                                Common        Common        Paid-In        Treasury      Retained     Stockholders'
                                                Stock         Stock         Capital         Stock        Earnings         Equity
                                           ------------- ------------- --------------- ------------- ------------- -----------------
Balances at December 31, 1997                      $ 110          $ 24         $50,634         $  --      $ 44,829          $ 95,597

Exercise of employee stock options                    --            --             157            --            --               157

Stock offering                                        16            --          27,470            --            --            27,486

Net income                                            --            --              --            --        18,283            18,283
                                           ------------- ------------- --------------- ------------- ------------- -----------------

Balances at December 31, 1998                        126            24          78,261            --        63,112           141,523

Exercise of employee stock options                    --            --              52            --            --                52

Net income                                            --            --              --            --        22,277            22,277
                                           ------------- ------------- --------------- ------------- ------------- -----------------


Balances at December 31, 1999                        126            24          78,313            --        85,389           163,852

Exercise of employee stock options                    --            --              30            --            --                30

Stock repurchase                                      --            --              --       (7,935)            --           (7,935)

Net income                                            --            --              --            --        11,875            11,875
                                           ------------- ------------- --------------- ------------- ------------- -----------------

Balances at December 31, 2000                       $126          $ 24         $78,343     $ (7,935)      $ 97,264         $ 167,822
                                           ============= ============= =============== ============= ============= =================


The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (In thousands)
                                                                     1998               1999                2000
                                                             -------------------------------------------------------
Cash flows from operating activities:
Net income                                                           $18,283            $22,277             $11,875
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on receivables                                  456                131                 535
    Depreciation and amortization                                     32,075             35,658              39,181
    Equity in earnings of affiliate                                        -                  -                 376
    Deferred income tax expense                                        4,146              9,137               6,180
    Gain on disposition of property and equipment                    (1,883)               (67)             (1,032)
    Changes in operating assets and liabilities:
      Receivables and advances                                      (12,554)           (11,974)             (3,965)
      Prepaid expenses                                               (1,075)            (3,321)             (4,358)
      Tire and parts inventory                                         (617)              (750)                  97
      Accounts payable and accrued expenses                            1,072            (6,606)               (228)
                                                             -------------------------------------------------------
Net cash provided by operating activities                             39,903             44,485              48,661

Cash flows from investing activities:
  Acquisition of property and equipment                             (80,303)          (101,653)            (71,427)
  Proceeds from disposition of property and equipment                 27,760             46,632              51,108
  Acquisition of intangibles                                           (220)                 --                  --
  Acquisition of business- SRT(A)                                    (6,295)                 --                  --
  Acquisition of business- ATW                                            --           (10,775)                  --
  Acquisition of business- Harold Ives(B)                                 --           (15,031)                  --
  Acquisition of business- CTS (Footnote 3)                               --                 --             (7,658)
  Investment in Transplace.com (Footnote 2)                               --                 --             (5,307)
  Repurchase of Company stock                                             --                 --             (7,935)
                                                             -------------------------------------------------------
Net cash used in investing activities                               (59,058)           (80,827)            (41,219)

Cash flows from financing activities:
  Proceeds from equity offering                                       27,486                 --                  --
  Exercise of stock option                                               157                 52                  30
  Proceeds from issuance of debt                                      84,000             93,500             174,119
  Repayments of long-term debt                                      (92,094)           (62,503)           (176,034)
  Other                                                                 (78)              (186)               (717)
  Checks in excess of bank balance                                        --              3,599             (3,599)
                                                             -------------------------------------------------------
Net cash provided by/(used in) financing activities                   19,471             34,462             (6,201)
                                                             -------------------------------------------------------

Net change in cash and cash equivalents                                  316            (1,880)               1,241

Cash and cash equivalents at beginning of period                       2,610              2,926               1,046
                                                             -------------------------------------------------------
Cash and cash equivalents at end of period                            $2,926             $1,046              $2,287
                                                             =======================================================
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest                                                          $6,021             $5,823             $10,410
    Income taxes
                                                                      $5,675             $12,108             $2,645
                                                             =======================================================


(A) Acquisition of business presented net of acquired cash of $1.5 million and a note payable to former shareholder of acquired company in the amount of $3.0 million.
(B) Acquisition of business presented net of acquired cash of $3.9 million and receivable from a former shareholder of acquired company of $3.5 million.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned operating subsidiaries, Covenant Transport, Inc., a Tennessee corporation; Harold Ives Trucking Co., an Arkansas corporation; Terminal Truck Broker, Inc., an Arkansas corporation (Harold Ives Trucking Co. and Terminal Truck Broker, Inc. referred together as "Harold Ives"); Southern Refrigerated Transport, Inc., an Arkansas corporation; Tony Smith Trucking, Inc. (Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. referred together as "SRT"); Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; and CVTI Receivables Corp., ("CRC") a Nevada corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. The Company records revenue on a net basis for transactions on which it functions as a broker and for fuel surcharges.

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

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Historically, revenue equipment had been depreciated over five to seven years with salvage values ranging from 25% to 33 1/3%. During 2000, the Company extended its estimate for the useful life of its dry van trailers from seven to eight years and increased the salvage value to approximately 48% of cost. The Company based its decision on recent experience and expected future utilization. In accordance with industry practices, gains or losses on disposal of revenue equipment are included in depreciation in the statements of income.

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

Concentrations of Credit Risk - The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States. Sales to one of the Company's customers accounted for approximately 11% of revenue in 2000.

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

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company may engage in hedging activities using futures, forward contracts, options, and swaps to hedge the impact of market fluctuations on energy commodity prices and interest rates. The Company will be required to adopt the standard in 2001 and has determined there will not be any material adverse impact on its results of operations or financial position resulting from the adoption of SFAS No. 133.

2. INVESTMENT IN TRANSPLACE.COM

Effective July 1, 2000, the Company merged its logistics business with five other transportation companies into a company called Transplace.com ("TPC"). TPC operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 13% ownership in TPC, which is being accounted for using the equity method of accounting. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The excess of the Company's share of TPC's net assets over its cost basis is being amortized over twenty years using the straight-line method.

3. BUSINESS COMBINATIONS

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

In August  2000,  the  Company  purchased  certain  assets of Con-Way  Truckload
Services, Inc. ("CTS") for approximately $7.7 million, which included approximately $5.2 million for property and equipment. The acquisition has been accounted for using the purchase method of accounting and goodwill is being amortized over 40 years.

4.  PROPERTY AND EQUIPMENT


A summary of property and equipment, at cost, as of December 31, 1999 and 2000 is as follows:

(in thousands)                                                     1999                        2000
                                                       ------------------------    ------------------------
Revenue equipment                                                     $313,200                    $301,451
Communications equipment                                                12,624                      15,668
Land and improvements                                                    9,359                       9,528
Buildings and leasehold improvements                                     6,708                       7,387
Construction in progress                                                   132                      13,316
Other                                                                    7,649                       9,280
                                                       ------------------------    ------------------------
                                                                      $349,672                    $356,630
                                                       ========================    ========================


Depreciation expense amounts were $31.4 million, $35.1 million and $39.0 million in 1998, 1999, and 2000, respectively.

5. OTHER ASSETS


A summary of other assets as of December 31, 1999 and 2000 is as follows:

(in thousands)                                                              1999                 2000
                                                                     -----------------    -----------------
Covenants not to compete                                                       $2,600               $1,690
Tradename                                                                       1,000                  330
Goodwill                                                                       11,081               11,352
Less accumulated amortization of intangibles                                  (1,498)              (2,415)
                                                                     -----------------    -----------------
Net intangible assets                                                          13,183               10,957
Investment in TPC                                                                   -               10,806
Other                                                                           2,455                3,435
                                                                     -----------------    -----------------
                                                                              $15,638              $25,198
                                                                     =================    =================


6. ACCOUNTS RECEIVABLE SECURITIZATION

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The transaction does not meet the criteria for sale treatment under Financial Accounting Standard No. 125 and is reflected as a secured borrowing in the financial statements.

The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin on the proceeds received. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because of the committed term, subject to annual renewals, is 364 days. As of December 31, 2000, the Company had received $62 million in proceeds, with a weighted average interest rate of 6.6%.

7. LONG-TERM DEBT


Long-term debt consists of the following at December 31, 1999 and 2000:

(in thousands)                                                           1999                   2000
                                                                 -----------------     --------------------
Borrowings under $130 million  credit agreement                          $ 96,000                   $   --
Borrowings under $120 million  credit agreement                                --                   49,000
10-year senior notes                                                       25,000                   25,000
Notes to unrelated individuals for non-compete
  agreements                                                                  550                      350
Equipment and vehicle obligations with commercial
  lending institutions, with fixed interest rates ranging
  from 6.7% to 9.0% at December 31, 2000                                   20,165                    3,450
Note payable to former SRT shareholder, bearing
  interest at 6.5% with interest payable quarterly                          3,000                    3,000
                                                                 -----------------     --------------------
                                                                          144,715                   80,800
Less current maturities                                                     4,218                    6,505
                                                                 -----------------     --------------------
                                                                         $140,497                  $74,295
                                                                 =================     ====================


In December 2000, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks with maximum borrowings of $120 million, which matures December 13, 2003. The Credit Agreement provides a revolving credit facility with borrowings limited to the lesser of 90% of the net book value of eligible revenue equipment or $120 million. Letters of credit are limited to an aggregate commitment of $10 million. The Credit Agreement is collateralized by an agreement which includes pledged stock of the Company's subsidiaries, inter-company notes, and licensing agreements. A commitment fee is charged on the unused portion of the facility and is adjusted quarterly between 0.15% and 0.25% per annum based on the consolidated leverage ratio is due on the daily unused portion of the Credit Agreement. At December 31, 2000, the fee was 0.20% per annum. The Credit Agreement is guaranteed by Covenant Transport, Inc., a Nevada corporation, Covenant Transport, Inc., a Tennessee corporation, Southern Refrigerated Transport, Inc., an Arkansas corporation, Tony Smith Trucking, Inc., an Arkansas corporation, CIP, Inc. a Nevada corporation, Harold Ives Trucking Co., an Arkansas corporation, Terminal Truck Brokers, Inc., an Arkansas corporation, and Covenant.com, Inc., a Nevada corporation.

Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a ratio of total debt to trailing cash flow coverage. At December 31, 2000, the margin was 1.00%.

During October 1995, the Company placed $25 million in senior notes due October 2005 with an insurance company. The term agreement requires payments for interest semi-annually in arrears with principal payments due in five equal annual installments beginning October 1, 2001. Interest accrues at 7.39% per annum.

The Credit Agreement and senior note agreement subject the Company to certain restrictions and covenants related to, among others, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness.

Maturities of long term debt at December 31, 2000 are as follows (in thousands):

                       2001               $ 6,505
                       2002                 6,081
                       2003                54,831
                       2004                 8,383
                       2005                 5,000
8.  LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, computer and office equipment, exclusive of owner/operator rentals, and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

                         2001                $22,491
                         2002                 17,554
                         2003                 12,082
                         2004                  4,049
                         2005                  3,949



Rental  expense is  summarized  as  follows  for each of the three  years  ended
December 31:

(in thousands)                                               1998               1999                2000
                                                      ----------------   ----------------    ----------------
Revenue equipment rentals                                     $ 5,640            $12,102             $16,918
Owner/operator                                                 18,167             35,534              58,969
Terminal rentals                                                1,277              1,407               1,684
Other equipment rentals                                         1,290              1,618               2,904
                                                      ----------------   ----------------    ----------------
                                                              $26,374          $  50,661           $  80,475
                                                      ================   ================    ================


During April 1996, the Company entered into an agreement to lease its headquarters and terminal in Chattanooga under an operating lease. The lease provides for rental payments to be variable based upon LIBOR interest rates for five years. This operating lease expires March 2001, with the Company anticipating financing the lease under the Credit Agreement.

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

Included in terminal rentals are payments of $78,905 for the year ended December 31, 1998, to the principal stockholder of the Company.

9.  INCOME TAX


Income tax expense for the years ended December 31, 1998, 1999, and 2000 is comprised of:

(in thousands)                                               1998               1999                2000
                                                      ----------------   ----------------    ----------------
Federal, current                                               $5,076             $6,154              $1,370
Federal, deferred                                               4,196              6,705               5,841
State, current                                                  1,773              1,331                  87
State, deferred                                                   445                710                 601
                                                      ----------------   ----------------    ----------------
                                                              $11,490            $14,900              $7,899
                                                      ================   ================    ================



Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 1998, 1999 and 2000 as follows:


(in thousands)                                               1998               1999                2000
                                                      ----------------   ----------------    ----------------
Computed "expected" income tax expense                        $10,420            $13,012              $6,921
Adjustments in income taxes resulting from:
State income taxes, net of federal income tax
  Effect                                                          945              1,487                 593
Permanent differences and other, net                              125                401                 385
                                                      ----------------   ----------------    ----------------
Actual income tax expense                                     $11,490            $14,900              $7,899
                                                      ================   ================    ================



The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 1999 and 2000 are as follows:


(in thousands)                                                    1999                        2000
                                                       ------------------------    ------------------------
Deferred tax assets:
  Accounts receivable                                                  $   372                      $1,093
  Accrued expenses                                                       1,350                         256
  Alternative minimum tax credits                                          958                         948
  Intangible assets                                                         --                         293
                                                       ------------------------    ------------------------
                                                                         2,680                       2,590
Deferred tax liability:
  Property and equipment                                                47,098                      54,953
  Adjustments resulting from a change in
    accounting methods for tax purposes                                  1,150                         774
  Unrealized gain on securities                                             28                          --
  Intangible assets                                                        506                          --
                                                       ------------------------    ------------------------
                                                                        48,782                      55,727
                                                       ------------------------    ------------------------
Net deferred tax liability                                            $ 46,102                    $ 53,137
                                                       ========================    ========================



These amounts are presented in the accompanying consolidated balance sheets as follows:

(in thousands)                                                    1999                        2000
                                                       ------------------------    ------------------------
Current deferred tax asset                                              $1,310                      $2,590

Non current deferred tax asset                                          47,412                      55,727
                                                       ------------------------    ------------------------

Net deferred tax liability                                            $ 46,102                    $ 53,137
                                                       ========================    ========================


10.  RELATED PARTY TRANSACTIONS

Transactions involving related parties not otherwise disclosed herein are as follows:

In June 1997, the Company obtained a promissory note in the amount of $480,000 from a significant shareholder. The principal and related interest at the rate of 7% was paid in full in May 1998. In December 1999, the Company purchased approximately 105 acres of land that is adjacent to the corporate headquarters for approximately $890,000 from this shareholder. In February 2000, the Company sold approximately 2.5 acres of land to this shareholder in the amount of $88,000 in the form of a non- interest bearing promissory note with an 18-month term. The Company also chartered an airplane owned by this shareholder in the amount of $262,940 during 1998 and $42,633 during 1999. During 2000, the shareholder chartered an airplane leased by the Company in the amount of $21,198. The Company paid approximately $500,000 to the shareholder related to commissions on the purchase of revenue equipment during 2000.

Tenn-Ga Truck Sales, Inc., a corporation wholly owned by a significant shareholder, purchased used tractors and trailers from the Company for approximately $768,000 during 1998, $2.8 million during 1999 and $2.0 million during 2000. During 2000, the Company also leased revenue equipment from Tenn-Ga Truck Sales for approximately $700,000.

In March 2000, a trucking company owned by a significant shareholder purchased used trailers from the Company for approximately $1.4 million in exchange for an interest-bearing promissory note, which was repaid in full in November 2000. Subsequently, in June 2000, the Company elected to lease the trailers from the trucking company in the amount of approximately $227,200. In November 2000, due to an increased operational need arising from the CTS acquisition, the Company elected to repurchase the trailers from the trucking company in the amount of approximately $1.3 million.

In connection with the TPC investment, the Company made several cash advances to fund the operations of TPC. The balance as of December 31, 2000 was approximately $3.2 million, which included a $2.6 million, 8% interest-bearing promissory note from TPC.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has entered into minimum purchase agreements for the purchase of diesel fuel. The agreements provide for specified amounts of fuel at contracted prices through 2002. At December 31, 2000, the approximate number of gallons of fuel purchase commitments were as follows:

                  2001               2,250,000 gallons
                  2002               1,500,000 gallons

12. EARNINGS PER SHARE


The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Consolidated Statement of Income:

(in thousands except per share data)                         1998               1999                2000
                                                      ----------------   ----------------    ----------------
Numerator:

  Net income                                                  $18,283            $22,277             $11,875
                                                      ================   ================    ================
Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                        14,393             14,912              14,404

Effect of dilutive securities:

  Employee stock options                                           47                116                 129
                                                      ----------------   ----------------    ----------------
Denominator for diluted earnings per share -
  adjusted weighted-average shares and
  assumed conversions                                          14,440             15,028              14,533
                                                      ================   ================    ================
                                                      ----------------   ----------------    ----------------
Basic earnings per share                              $          1.27    $          1.49     $          0.82
                                                      ================   ================    ================
                                                      ----------------   ----------------    ----------------
Diluted earnings per share                            $          1.27    $          1.48     $          0.82
                                                      ================   ================    ================


13. STOCK REPURCHASE PLAN

In June 2000, the Company authorized a stock repurchase plan for up to 1.0 million Company shares to be purchased in the open market or through negotiated transactions. In July 2000, the Company authorized an additional 500,000 shares to be repurchased. During the second quarter, 792,000 shares were purchased at an average price of $8.14. During the third quarter, 179,500 shares were purchased at an average price of $8.27. As of December 31, 2000 a total of 971,500 had been purchased with an average price of $8.17. The stock repurchase program has no expiration date.

14.  DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute up to 17% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The
Company contributed approximately $873,000, $782,000 and $1,043,000 in 1998, 1999, and 2000, respectively, to the profit sharing and savings plan.

15. STOCK OPTION PLANS

The Company has adopted option plans for employees and directors. Awards may be in the form of incentive stock awards or other forms. The Company has reserved 1,594,700 shares of Class A Common Stock for distribution at the discretion of the Board of Directors. In July 2000, the Board of Directors accelerated the vesting schedule of certain stock options granted in the years 1998, 1999 and 2000 to vest ratably over 3 years and expire 10 years from the date of grant. Certain options granted prior to 1998 vest ratably over 5 years and expire 10 years from the date of grant. The following table details the activity of the incentive stock option plan:

                                                                         Weighted Average        Options
                                                                          Exercise Price      Exercisable at
                                                           Shares                                Year End
                                                    ------------------ ------------------ -------------------
Under option at December 31, 1997                             501,500             $15.87             143,800

Options granted in 1998                                       298,250             $12.21
Options exercised in 1998                                    (10,000)             $15.68
Options canceled in 1998                                     (20,000)             $14.80
                                                    ------------------
Under option at December 31, 1998                             769,750             $14.43             206,500

Options granted in 1999                                       202,750             $13.06
Options exercised in 1999                                     (4,000)             $13.06
Options canceled in 1999                                     (35,950)             $17.18
                                                    ------------------
Under option at December 31, 1999                             932,550             $14.14             354,150

Options granted in 2000                                       625,176              $8.87
Options exercised in 2000                                     (2,600)             $11.45
Options canceled in 2000                                    (129,800)             $12.39
                                                    ------------------
Under option at December 31, 2000                           1,425,326             $11.99             613,026



                                         Options Outstanding                           Options Exercisable
                        ------------------------------------------------------- ----------------------------------
                                           Weighted- Average         Weighted-           Number         Weighted-
                                 Number            Remaining           Average   Exercisable At           Average
  Range of Exercise      Outstanding at     Contractual Life    Exercise Price         12/31/00    Exercise Price
        Prices                 12/31/00
----------------------- ---------------- -------------------- ----------------- ---------------- -----------------
$10.00 to $12.99                793,550                  108             $9.49          173,134            $11.83
$13.00 to $15.99                486,526                   81            $14.50          313,643            $14.83
$16.00 to $20.00                145,250                   58            $17.25          126,249            $17.04


The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 4.8% to 6.0%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 42.0% for 1998, 42.6% for 1999 and 48.5% for 2000. Using these assumptions, the fair value of the employee stock options granted in 1998, 1999 and 2000 is $1.2 million, $900,000, and $2.2 million respectively, which would be amortized as compensation expense over the vesting period of the options.

Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31, 1998, 1999 and 2000:


(in thousands except per share data)       1998                 1999                 2000

Pro forma net income                        17,736               21,565               10,213

Pro forma earnings per share:
  Basic                                      $1.23                $1.45                $0.71
  Diluted                                     1.23                 1.43                 0.70
