Form 10-Q
period 2001-03-31
COVENANT TRANSPORT INC
filed 2001-05-14
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004





                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                  YES X  NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2001).

             Class A Common Stock, $.01 par value: 11,600,166 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 14

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                 Page Number
Item 1. Financial statements

                   Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31,                         3
                   2001 (Unaudited)

                   Condensed Consolidated Statements of Income for the three months ended March 31, 2000
                   and 2001 (Unaudited)                                                                                4

                   Condensed Consolidated Statements of Cash Flows for the three months
                   ended March 31, 2000 and 2001 (Unaudited)                                                           5

                   Notes to Condensed Consolidated Financial Statements (Unaudited)                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          8

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                     13


                                                              PART II
                                                         OTHER INFORMATION

                                                                                                                  Page Number

Item 1. Legal Proceedings                                                                                              14

Items 2, 3, 4, and 5  Not applicable                                                                                   14

Item 6. Exhibits and reports on Form 8-K                                                                               14








                                                                                                                     Page 2

                                     COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands except share data)

                                                                                December 31, 2000               March 31, 2001
                                                                                                                 (unaudited)
                                                                               ---------------------         ---------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                    $          2,287              $            780

  Accounts receivable, net of allowance of $1,263 in 2000 and
     $1,020 in 2001                                                                      72,482                        65,940
  Drivers' advances and other receivables                                                11,393                         7,684
  Tire and parts inventory                                                                2,949                         3,196
  Prepaid expenses                                                                       13,914                        14,016
  Deferred income taxes                                                                   2,590                         3,342
  Income taxes receivable                                                                 3,651                         5,115
                                                                               -----------------             -----------------
                                                                               -----------------             -----------------
Total current assets
                                                                                        109,266                       100,073

Property and equipment, at cost                                                         356,630                       369,042
Less accumulated depreciation and amortization                                          100,581                       106,071
                                                                               -----------------             -----------------
Net property and equipment                                                              256,049                       262,971

Other                                                                                    25,198                        25,277
                                                                               -----------------             -----------------

Total assets                                                                   $        390,513              $        388,321
                                                                               =================             =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                         $          6,505              $          6,296
  Securitization facility                                                                62,000                        53,130
  Accounts payable                                                                        6,988                         5,649
  Accrued expenses                                                                       17,176                        17,998
                                                                               -----------------             -----------------
Total current liabilities                                                                92,669                        83,073


Long-term debt, less current maturities                                                  74,295                        79,989
Deferred income taxes                                                                    55,727                        57,154
                                                                               -----------------             -----------------
Total liabilities                                                                       222,691                       220,216


Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized;
    12,566,850 and 12,571,666 shares issued and 11,595,350 and 11,600,166                   126                           126
    shares outstanding as of 2000 and 2001, respectively
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 2000 and 2001                              24                            24
Additional paid-in-capital                                                               78,343                        78,396
Treasury stock, at cost; 971,500 shares as of 2000 and 2001                             (7,935)                       (7,935)
Retained earnings                                                                        97,264                        97,494
                                                                               -----------------             -----------------
Total stockholders' equity                                                              167,822                       168,105
                                                                               -----------------             -----------------
Total liabilities and stockholders' equity                                          $   390,513                   $   388,321
                                                                               =================             =================


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                             Page 3

                                            COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                                (In thousands except per share data)

                                                                                 Three months ended March 31,
                                                                                         (unaudited)
                                                                        -----------------------------------------------

                                                                              2000                          2001
                                                                              ----                          ----
          Revenue                                                              $ 126,481                     $ 131,329
          Operating expenses:
            Salaries, wages, and related expenses                                 53,945                        60,006
            Fuel, oil, and road expenses                                          21,012                        24,312
            Revenue equipment rentals and
               purchased transportation                                           18,719                        16,915
            Repairs                                                                3,008                         3,618
            Operating taxes and licenses                                           3,285                         3,392
            Insurance                                                              3,376                         4,066
            Communications and utilities                                           1,753                         1,769
            General supplies and expenses                                          5,686                         5,198
            Depreciation and amortization,
              including gain on disposal of equipment                             10,010                         9,401
                                                                        -----------------             -----------------
          Total operating expenses                                               120,794                       128,677
                                                                        -----------------             -----------------
          Operating income                                                         5,687                         2,652
          Interest expense                                                         2,303                         2,283
                                                                        -----------------             -----------------
          Income before income taxes                                               3,384                           369
          Income tax expense                                                       1,351                           140
                                                                        -----------------             -----------------
          Net income                                                           $   2,033                     $     229
                                                                        =================             =================

          Basic earnings per share                                             $    0.14                     $    0.02

          Diluted earnings per share                                           $    0.14                     $    0.02

          Weighted average shares outstanding                                     14,916                        13,948

          Adjusted weighted average shares and assumed
            conversions outstanding                                               14,982                        14,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                             Page 4

                                     COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                                  (In thousands)

                                                                                         Three months ended March 31,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                        2000                       2001
                                                                                        ----                       ----
Cash flows from operating activities:
Net income                                                                               $    2,033                  $    229
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for losses on receivables                                                        20                     (188)
      Depreciation and amortization                                                          10,686                     9,050
      Deferred income tax expense                                                               957                       675
      Equity in earnings of affiliate                                                             -                       262
      Gain on disposition of property and equipment                                           (675)                      (87)
      Changes in operating assets and liabilities:
        Receivables and advances                                                                361                    10,360
        Prepaid expenses                                                                    (2,071)                     (102)
        Tire and parts inventory                                                              (249)                     (247)
        Accounts payable and accrued expenses                                               (1,191)                   (1,980)
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                               9,871                    17,972

Cash flows from investing activities:
      Acquisition of property and equipment                                                (16,640)                  (23,810)
      Proceeds from disposition of property and equipment                                     5,149                     7,756
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                (11,491)                  (16,054)

Cash flows from financing activities:
     Changes in checks outstanding in excess of bank
        Balances                                                                              3,644                         -
     Deferred costs                                                                            (17)                      (93)
     Exercise of stock option                                                                    24                        53
     Proceeds from issuance of long-term debt                                                12,000                    21,000
     Repayments of long-term debt                                                          (14,348)                  (24,385)
                                                                                  ------------------         -----------------
Net cash flows provided by or (used in) financing activities                                  1,303                   (3,425)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                       (317)                   (1,507)

Cash and cash equivalents at beginning of period                                              1,046                     2,287
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                                 $    729                  $    780
                                                                                  ==================         =================

The accompanying notes are an integral part of these consolidated financial statements.


                                                                                                                             Page 5

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries ("Covenant" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.  Basic and Diluted Earnings Per Share

     The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

     (in thousands except per share data)                                         Three months ended March 31,

                                                                                  2000                      2001
                                                                                  ----                      ----
     Numerator:

       Net Income                                                              $  2,033                  $    229

       Denominator:

       Denominator for basic earnings
        per share - weighted-average shares                                      14,916                    13,948

       Effect of dilutive securities:

       Employee stock options                                                        66                       260
                                                                             ------------------        ------------------

       Denominator for diluted earnings per share - adjusted
        weighted-average shares and assumed conversions                          14,982                    14,208
                                                                             ==================        ==================
       Basic earnings per share                                                $    .14                  $    .02
                                                                             ==================
                                                                                                       ==================
       Diluted earnings per share                                              $    .14                  $    .02
                                                                             ==================        ==================

Note 3.  Income Taxes

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of nondeductible amortization of goodwill. The Company implemented certain tax planning stategies during 2000. The effective income tax rate approximates 38% in the quarter ended March 31, 2001, and 40% in the quarter ended March 31, 2000.
                                                                         Page 6

Note 4.  Investment in Transplace.com

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

Note 5.  Con-Way Truckload Services, Inc. acquisition

     In August 2000, the Company purchased certain trucking assets of Con-Way Truckload Services, Inc. ("CTS"), an $80 million annual revenue truckload carrier headquartered in Fort Worth, Texas. The Company acquired CTS's customer list and driver files. The acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets acquired of approximately $2.6 million allocated to intangible assets. CTS was owned by Con-Way Transportation Services of Ann Arbor, Michigan, a subsidiary of CNF Inc., a $5.6 billion global supply chain management services company.

Note 6.  Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.

     FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     The Company adopted FAS 133 effective January 1, 2001 but had no instruments in place on that date. During the quarter the Company entered into derivatives to manage the risk of variability in cash flows associated with floating- rate debt. These derivatives are not designated as hedging instruments under FAS 133 and consequently are marked to fair value through earnings, although the impact of the derivatives is not material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries ("Covenant" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company grew its revenue 3.8%, to $131.3 million in the three months ended March 31, 2001, from $126.5 million during the same period of 2000. An increase in fleet size and the acquisition of certain assets of Con-Way Truckload Services, Inc. ("CTS") in late August 2000 contributed to revenue growth over this period. Due to a weak freight environment, the Company has elected to slow the growth of the Company fleet until freight demand increases.

The Company's pretax margin decreased to 0.3% of revenue from 2.7% of revenue, and the Company's net income decreased approximately 88.7%, to $0.2 million for the three months ended March 31, 2001, from $2.0 million during the same period of 2000. Several factors contributed to the decrease, including increased fuel costs, higher insurance costs, and a soft freight environment as compared to the previous year.

The Company continues to obtain revenue equipment through its owner-operator fleet and finance equipment under operating leases. However, as of March 31, 2001, the Company's owner-operator fleet had decreased to approximately 392 owner-operators as compared to approximately 645 at March 31, 2000. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. As of March 31, 2001, the Company had financed approximately 1,088 tractors and 1,627 trailers under operating leases as compared to 747 tractors and 450 trailers under operating leases as of March 31, 2000. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pretax margin and net margin rather than operating ratio.

Effective July 1, 2000, the Company merged its logistics business with five other transportation companies into Transplace.com, L.L.C. ("TPC"). Transplace.com operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software license, certain intellectual property, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 13% ownership in Transplace.com. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) received on an annualized basis.

The following table sets forth the percentage relationship of certain items to revenue:

                                                                        Three Months Ended March 31,
                                                                      2000                       2001
                                                                ------------------        -------------------
                 Revenue                                                   100.0%                     100.0%
                 Operating expenses:
                   Salaries, wages, and related expenses                     42.7                       45.7
                   Fuel, oil, and road expenses                              16.6                       18.5
                   Revenue equipment rentals and purchased
                     transportation                                          14.8                       12.9
                   Repairs                                                    2.4                        2.8
                   Operating taxes and licenses                               2.6                        2.6
                   Insurance                                                  2.7                        3.1
                   Communications and utilities                               1.4                        1.3
                   General supplies and expenses                              4.5                        4.0
                   Depreciation and amortization                              7.9                        7.2
                                                                ------------------
                                                                                          -------------------
                 Total operating expenses                                    95.6                       98.1
                                                                ------------------        -------------------
                 Operating income                                             4.5                        2.0
                 Interest expense                                             1.8                        1.7
                                                                ------------------        -------------------
                 Income before income taxes                                   2.7                        0.3
                 Income tax expense                                           1.1                        0.1
                                                                ------------------        -------------------
                 Net income                                                  1.6%                       0.2%
                                                                ==================        ===================

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

Revenue increased $4.8 million (3.8%), to $131.3 million in the 2001 period from $126.5 million in the 2000 period. The revenue increase was primarily generated by a 5.4% increase in weighted average tractors, to 3,788 during the 2001 period from 3,594 during the 2000 period and from the asset acquisition of CTS. These increases were offset by the reclassification of accessorial revenue. Revenue per tractor per week decreased from $2,677 during the 2000 quarter to $2,666 during the 2001 quarter because of slow freight demand. The Company has elected to slow the growth of the Company fleet until freight demand increases.

Salaries, wages, and related expenses increased $6.1 million (11.2%), to $60.0 million in the 2001 period from $53.9 million in the 2000 period. As a percentage of revenue, salaries, wages, and related expenses increased to 45.7% in the 2001 period from 42.7% in the 2000 period. Driver wages as a percentage of revenue increased to 31.4% in the 2001 period from 29.6% in the 2000 period. The increase was related to a driver wage increase that went into effect April 1, 2000, and by an increased percentage of the Company's fleet being supplied by company trucks. The Company's non-driving employee payroll expense remained essentially constant at 6.7% of revenue in the 2001 period and 6.9% of revenue in 2000 period.

Fuel, oil, and road expenses increased $3.3 million (15.7%), to $24.3 million in the 2001 period from $21.0 million in the 2000 period. As a percentage of revenue, fuel, oil, and road expenses increased to 18.5% of revenue in the 2001 period from 16.6% in the 2000 period. This increase was due to lower quantities of fuel being hedged in the form of fixed price purchase commitments, slightly lower fuel economy, and by the increased percentage of the Company's fleet being supplied by company trucks (due to the decrease in the Company's utilization of owner-operators, who pay for their own fuel purchases). These increases were partially offset by fuel surcharges.

Revenue equipment rentals and purchased transportation decreased $1.8 million (9.6%), to $16.9 million in the 2001 period from $18.7 million in the 2000 period. As a percentage of revenue, revenue equipment rentals and purchased transportation decreased to 12.9% in the 2001 period from 14.8% in the 2000 period. The majority of the decrease was due to the Company utilizing fewer owner-operators. The Company's owner-operator fleet decreased to an average of 383 in the 2001 period compared to 582 in the 2000 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of March 31, 2001, the Company had financed approximately 1,088 tractors and 1,627 trailers under operating leases as compared to 747 tractors and 450 trailers under operating leases as of March 31, 2000.

Repairs increased approximately $0.6 million (20.3%), to $3.6 million in the 2001 period from $3.0 million in the 2000 period. As a percentage of revenue, repairs increased to 2.8% in the 2001 period from 2.4% in the 2000 period. The increase was primarily the
                                                                        Page 9
result of an increase in the number of tractors and trailers damaged in accidents and an increase in the number of tractors and trailers available for routine maintenance due to the slower freight environment.

Operating taxes and licenses increased approximately $0.1 million (3.3%), to $3.4 million in the 2001 period from $3.3 million in the 2000 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.6% in the 2000 and 2001 periods.

Insurance, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $0.7 million (20.4%), to $4.1 million in the 2001 period from $3.4 million in the 2000 period. As a percentage of revenue, insurance increased to 3.1% in the 2001 period from 2.7% in the 2000 period due to the Company adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The Company's insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims.

Communications and utilities expense was $1.8 million for the 2001 and 2000 periods. As a percentage of revenue, communications and utilities remained essentially constant at 1.3% in 2001 as compared to 1.4% in 2000.

General supplies and expenses, consisting primarily of headquarters and other terminal lease expense, and driver recruiting expenses, decreased $0.5 million (8.6%), to $5.2 million in the 2001 period from $5.7 million in the 2000 period. As a percentage of revenue, general supplies and expenses decreased to 4.0% in the 2001 period from 4.5% in the 2000 period. The 2001 decrease is primarily the result of charges for accessorials being netted against the related expense items. The Company implemented the accessorial relassification in the third quarter of 2000.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $0.6 million (6.1%), to $9.4 million in the 2001 period from $10.0 million in the 2000 period. As a percentage of revenue, depreciation and amortization decreased to 7.2% in the 2001 period from 7.9% in the 2000 period as the result of the Company leasing more revenue equipment through operating leases, and extending the depreciable life of the Company's trailers from seven years to eight years to conform to the Company's actual experience of equipment life. These factors more than offset lower revenue per tractor. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Gain on sale of tractors and trailers was approximately $87,000 in 2001 and $700,000 in 2000. The predictability of any gain/(loss) on the sale of equipment is difficult due to the variation in market value of used equipment from year to year. The unpredictability of gains/(losses) could impact depreciation and amortization as a percentage of revenue. The Company is reserving against tractor values, which will affect this line item in future periods. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions.

Interest expense remained constant at $2.3 million for the 2001 and 2000 periods. As a percentage of revenue, interest expense decreased to 1.7% in the 2001 period from 1.8% in the 2000 period. The decrease was partially the result of lower debt balances.

As a result of the foregoing, the Company's pretax margin decreased to 0.3% in the 2001 period from 2.7% in the 2000 period.

The Company's effective tax rate decreased to 37.9% in the 2001 period from 39.9% in the 2000 period due to the Company implementing certain tax planning strategies during 2000.

Primarily as a result of the factors described above, net income decreased $1.8 million (88.7%), to $0.2 million in the 2001 period (0.2% of revenue) from $2.0 million in the 2000 period (1.6% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at March 31, 2001 were funds provided by operations, proceeds under the Securitization Facility (as defined below), and borrowings under its primary credit agreement, which had maximum available borrowing of $120.0 million at March 31, 2001 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs.

The Company's primary sources of cash flow from operations in the 2001 period were from accounts receivable and depreciation and amortization. Net cash provided by operating activities was $18.0 million in the 2001 period and $9.9 million in the 2000 period. The increase in the 2001 period resulted primarily from an improvement in the Company's number of days sales in accounts receivable outstanding.

Net cash used in investing activities was $16.1 million and $11.5 million in the 2001 and 2000 periods, respectively. Investing activity was primarily to acquire additional revenue equipment as the Company expanded its operations. The Company expects to spend no more than $15.0 million on net capital expenditures during the remainder of 2001 (excluding planned operating leases of equipment).

Total  projected  net  capital   expenditures   for  2001  are  expected  to  be
approximately $30.0 million (excluding operating leases of equipment and the effect of any potential acquisitions).

Net cash used in financing activities was $3.4 million in the 2001 period, and approximately $1.3 million was provided by financing activities in the 2000 period. At March 31, 2001, the Company had outstanding debt of $139.4 million, primarily consisting of approximately $55.0 million drawn under the Company's primary credit agreement (the "Credit Agreement"), $53.1 million in the Securitization Facility, $25.0 million in 10-year senior notes, $3.0 million in an interest bearing note to the former primary stockholder of Southern Refrigerated Transportation, Inc. ("SRT") related to the acquisition of SRT in October 1998, $3.0 million in term equipment financing, and $0.3 million in notes related to non-compete agreements. Interest rates on this debt range from 4.9% to 9.0%.

In December 2000, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks with maximum borrowings of $120 million, which matures December 2003. The Credit Agreement provides a revolving credit facility with borrowings limited to the lesser of 90% of the net book value of eligible revenue equipment or $120 million. Letters of credit are limited to an aggregate commitment of $10 million. The Credit Agreement is collateralized by an agreement which includes pledged stock of the Company's subsidiaries, inter-company notes, and licensing agreements. A commitment fee, adjusted quarterly between 0.15% and 0.25% per annum based on the consolidated leverage ratio, is charged on the average daily unused portion of the Credit Agreement. At March 31, 2001, the fee was 0.20% per annum. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp.

Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a ratio of total debt to trailing cash flow coverage. At March 31, 2001, the margin was 1.00%.

During October 1995, the Company placed $25 million in senior notes due October 2005 with an insurance company. The term agreement requires payments for interest semi-annually in arrears with principal payments due in five equal annual installments beginning October 1, 2001. Interest accrues at 7.39% per annum. This agreement was amended and restated in December, 2000.

The Credit Agreement and senior note agreement subject the Company to certain restrictions and covenants related to, among others, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness.

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CVTI Receivables Corp. ("CRC"), a wholly owned bankruptcy-remote special purpose subsidiary. The Securitization Facility is collateralized by the receivables of CRC. The transaction does not meet the criteria for sale treatment under Financial Accounting Standard No. 125 and is reflected as a secured borrowing in the financial statements.

The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility is subject to annual renewal. The Securitization Facility specifies certain significant events that could cause amounts to be immediately due and payable. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of March 31 2001, there were $53.1 million in proceeds received, with a weighted average interest rate of 4.9%.

The Company's headquarters facility was completed in December 31, 1996. The cost of the approximately 75 acres and construction of the headquarters and shop buildings was approximately $15 million. The Company financed the land and improvements under a "build to suit" operating lease. This operating lease expired March 2001, and the Company has purchased the facility using proceeds from the Credit Agreement. The Company has completed the construction of an approximately 100,000 square foot addition to the office building and has completed improvements on an additional 58 acres of land. The cost of these activities are approximately $15 million, which was also financed under the Credit Agreement.

The Credit Agreement, Securitization Facility, and senior notes contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at March 31, 2001.
                                                                         Page 11

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

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases in fuel expense usually are not fully recovered. In the fourth quarter of 1999, fuel prices escalated rapidly and have remained high throughout 2000 and into 2001. This has increased the Company's cost of operating.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first quarter of 2001, diesel fuel expenses represented 16.1% of the Company's total operating expenses and 15.8% of total revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At March 31, 2001, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.379 per gallon. At March 31, 2001, the notional amount for purchase commitments during the remainder of 2001 was 1.5 million gallons. At March 31, 2001, the price of the notional 1.5 million gallons would have produced approximately $39,000 of additional expense in fuel prices if the price of fuel remained the same as of March 31, 2001. At March 31, 2001, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by $200,000. The Company does not enter into contracts with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. At March 31, 2001, the Company had drawn $55 million under the Credit Agreement, which is subject to variable rates. Considering all debt outstanding, each one-percentage point increase or decrease in LIBOR would affect the Company's pretax interest expense by $550,000 on an annualized basis.

The Company does not trade in derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Items 2, 3, 4 and 5. Not applicable

Item 6.  Exhibits and reports on Form 8-K.
    (a)  Exhibits

Exhibit
Number   Reference           Description
3.1       (1)       Restated Articles of Incorporation.
3.2       (1)       Amended By-Laws dated September 27, 1994.
4.1       (1)       Restated Articles of Incorporation.
4.2       (1)       Amended By-Laws dated September 27, 1994.
10.1      (1)       Incentive Stock Plan filed as Exhibit 10.9.
10.2      (1)       401(k) Plan filed as Exhibit 10.10.
10.3      (2)       Amendment No. 2 to the Incentive Stock Plan, filed as
                    Exhibit 10.10.
10.4      (3)       Stock Purchase Agreement made and entered into as of
                    November 15, 1999, by and among Covenant Transport, Inc., a
                    Tennessee corporation; Harold Ives; Marilu Ives, Tommy Ives,
                    Garry Ives, Larry Ives, Sharon Ann Dickson, and the Tommy
                    Denver Ives Irrevocable Trust; Harold Ives Trucking Co.; and
                    Terminal Truck Broker, Inc.
10.5      (4)       Outside Director Stock Option Plan, filed as Exhibit A.
10.6      (5)       Amendment No. 3 to the Incentive Stock Plan, filed as
                    Exhibit 10.10.
10.7      (5)       Amendment  No. 1 to the Outside  Director  Stock Option
                    Plan,  filed as Exhibit 10.11.
10.8      (6)       Amended and Restated Note Purchase Agreement dated December
                    13, 2000, among Covenant Asset Management, Inc., Covenant
                    Transport, Inc., and CIG & Co., filed as Exhibit 10.8.
10.9      (6)       Credit Agreement by and among Covenant Asset Management,
                    Inc., Covenant Transport, Inc., Bank of America, N.A., and
                    Lenders, dated December 13, 2000, filed as Exhibit 10.9.
10.10     (6)       Loan Agreement dated December 12, 2000, among CVTI
                    Receivables Corp., and Covenant Transport, Inc., Three
                    Pillars Funding Corporation, and Suntrust Equitable
                    Securities Corporation, filed as Exhibit 10.10.
10.11     (6)       Receivables Purchase Agreement dated as of December 12,
                    2000, among CVTI Receivables Corp., Covenant Transport,
                    Inc., and Southern Refrigerated Transport, Inc., filed as
                    Exhibit 10.11.
10.12     (7)       Clarification of Intent and Amendment No. 1 to Loan
                    Agreement dated March 7, 2001.
--------------------------------------------------------------------------------
References:

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Form 10-Q for the quarter ended June 30, 1999.
(3)      Form 8-K for the event dated November 16, 1999.
(4)      Schedule 14A, filed April 13, 2000.
(5)      Form 10-Q for the quarter ended September 30, 2000.
(6)      Form 10-K for the year ended December 31, 2000.
(7)      Filed herewith.

    (b) There were no reports on Form 8-K filed during the first quarter ended March 31, 2001.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVENANT TRANSPORT, INC.


Date: May 14, 2001                  /s/ Joey B. Hogan
                                    -----------------
                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer