Form 10-Q
period 2001-06-30
COVENANT TRANSPORT INC
filed 2001-08-10
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004





                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                  YES X   NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2001).

             Class A Common Stock, $.01 par value: 11,660,753 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 15

                                     PART I
                              FINANCIAL INFORMATION
                                                                    Page Number
Item 1. Financial statements

        Condensed Consolidated Balance Sheets as of December 31, 2000
        and June 30, 2001 (Unaudited)                                     3

        Condensed Consolidated Statements of Income for the three and
        six months ended June 30, 2000 and 2001 (Unaudited)               4

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and 2001 (Unaudited)                   5

        Notes to Condensed Consolidated Financial Statements (Unaudited)  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             8

Item 3. Quantitative and Qualitative Disclosures about Market Risk       14


                                     PART II
                                OTHER INFORMATION

                                                                    Page Number

Item 1.   Legal Proceedings                                              15

Items 2 and 3.  Not applicable                                           15

Item 4.   Submission of Matters to a Vote of Security Holders            15

Item 5.   Not applicable                                                 15

Item 6.   Exhibits and reports on Form 8-K                               15

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                December 31, 2000                June 30, 2001
                                                                                                                 (unaudited)
                                                                               ---------------------         ---------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                    $          2,287              $            589

  Accounts receivable, net of allowance of $1,263 in 2000 and
     $1,230 in 2001                                                                      72,482                        69,325
  Drivers' advances and other receivables                                                11,393                         7,790
  Tire and parts inventory                                                                2,949                         3,616
  Prepaid expenses                                                                       13,914                        11,492
  Deferred income taxes                                                                   2,590                         2,052
  Income taxes receivable                                                                 3,651                         1,662
                                                                              -----------------             -----------------
Total current assets                                                                    109,266                        96,526

Property and equipment, at cost                                                         356,630                       374,715
Less accumulated depreciation and amortization                                          100,581                       110,302
                                                                               -----------------             -----------------
Net property and equipment                                                              256,049                       264,413

Other                                                                                    25,198                        24,900
                                                                               -----------------             -----------------

Total assets                                                                   $        390,513              $        385,839
                                                                               =================             =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                         $          6,505              $          6,183
  Securitization facility                                                                62,000                        55,130
  Accounts payable                                                                        6,988                        10,038
  Accrued expenses                                                                       17,176                        19,783
                                                                               -----------------             -----------------
Total current liabilities                                                                92,669                        91,134

Long-term debt, less current maturities                                                  74,295                        71,707
Deferred income taxes                                                                    55,727                        53,584
                                                                               -----------------             -----------------
Total liabilities                                                                       222,691                       216,425

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized;
    12,566,850 and 12,632,253 shares issued and 11,595,350 and 11,660,753                   126                           126
    shares outstanding as of  2000 and 2001, respectively
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 2000 and 2001                              24                            24
Additional paid-in-capital                                                               78,343                        79,152
Treasury stock, at cost; 971,500 shares as of 2000 and 2001                             (7,935)                       (7,935)
Retained earnings                                                                        97,264                        98,047
                                                                               -----------------             -----------------
Total stockholders' equity                                                              167,822                       169,414
                                                                               -----------------             -----------------
Total liabilities and stockholders' equity                                     $        390,513              $        385,839
                                                                               =================             =================


The accompanying notes are an integral part of these consolidated financial statements.
                                                                                                                            3

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                      (In thousands except per share data)

                                                                Three months ended June 30,            Six months ended June 30,
                                                                        (unaudited)                           (unaudited)
                                                             ----------------------------------     --------------------------------

                                                                  2000              2001                 2000              2001
                                                                  ----              ----                 ----              ----
          Revenue                                             $      139,398    $     141,683        $     265,879     $     273,012
          Operating expenses:
            Salaries, wages, and related expenses                     60,943           63,223              114,888           123,229
            Fuel, oil, and road expenses                              23,322           26,296               44,334            50,608
            Revenue equipment rentals and
               purchased transportation                               19,360           17,323               38,079            34,238
            Repairs                                                    3,049            4,787                6,057             8,405
            Operating taxes and licenses                               3,513            3,632                6,798             7,023
            Insurance and claims                                       3,645            4,892                7,021             8,957
            Communications and utilities                               1,788            1,881                3,541             3,650
            General supplies and expenses                              6,411            6,039               12,097            11,238
            Depreciation and amortization,
              including gain on disposal of equipment                 10,102           10,543               20,112            19,945
                                                              ---------------   --------------       --------------    -------------
          Total operating expenses                                   132,133          138,616              252,927           267,293
                                                              ---------------   --------------       --------------    -------------
          Operating income                                             7,265            3,067               12,952             5,719
          Interest expense                                             2,436            2,174                4,740             4,457
                                                              ---------------   --------------       --------------    -------------
          Income before income taxes                                   4,829              893                8,212             1,262
          Income tax expense                                           1,929              339                3,280               479
                                                              ---------------   --------------        -------------    -------------
          Net income                                          $        2,900    $         554        $       4,932     $         783
                                                              ===============   ==============       ==============    =============

          Basic earnings per share                            $         0.20    $        0.04        $        0.33     $        0.06

          Diluted earnings per share                          $         0.20    $        0.04        $        0.33     $        0.06

          Weighted average shares outstanding                         14,785           13,967               14,851            13,957

          Adjusted weighted average shares and assumed
            conversions outstanding                                   14,790           14,257               14,869            14,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                                  4

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                 (In thousands)

                                                                                           Six months ended June 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                        2000                       2001
                                                                                        ----                       ----
Cash flows from operating activities:
Net income                                                                        $           4,932          $            783
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for losses on receivables                                                       144                        24
      Depreciation and amortization                                                          20,828                    19,169
      Deferred income tax expense                                                               646                   (1,604)
      Equity in earnings of affiliate                                                             -                       860
      Gain on disposition of property and equipment                                           (716)                     (101)
      Changes in operating assets and liabilities:
        Receivables and advances                                                                837                     6,611
        Prepaid expenses                                                                    (3,432)                     2,422
        Tire and parts inventory                                                              (143)                     (667)
        Accounts payable and accrued expenses                                                 2,176                     7,645
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              25,272                    35,142

Cash flows from investing activities:
      Acquisition of property and equipment                                                (39,989)                  (44,059)
      Proceeds from disposition of property and equipment                                    29,711                    16,283
      Acquisition of company stock                                                          (6,450)                         -
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                (16,728)                  (27,776)

Cash flows from financing activities:
     Changes in checks outstanding in excess of bank
        balances                                                                              (101)                         -
     Deferred costs                                                                           (111)                      (94)
     Exercise of stock option                                                                    30                       810
     Proceeds from issuance of long-term debt                                                21,000                    38,000
     Repayments of long-term debt                                                          (29,347)                  (47,780)
                                                                                  ------------------         -----------------
Net cash flows used in financing activities                                                 (8,529)                   (9,064)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                          15                   (1,698)

Cash and cash equivalents at beginning of period                                              1,046                     2,287
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                        $           1,061          $            589
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

Note 2.  Basic and Diluted Earnings Per Share

          The  following  table  sets  forth  for  the  periods   indicated  the
     calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:



            (in thousands except per share data)                       Three months ended           Six months ended
                                                                            June 30,                    June 30,
                                                                       2000          2001          2000          2001
                                                                       ----          ----          ----          ----
            Numerator:

              Net Income                                            $    2,900    $      554    $    4,932    $      783

            Denominator:

              Denominator for basic earnings
                per share - weighted-average shares                     14,785        13,967        14,851        13,957

            Effect of dilutive securities:

              Employee stock options                                         5           290            18           273
                                                                    -----------   -----------   -----------   -----------

            Denominator for diluted earnings per share -
            adjusted weighted-average shares and assumed                14,790        14,257        14,869        14,230
            conversions
                                                                    ===========   ==========    ===========   ===========
            Basic earnings per share                                     $ .20         $ .04        $  .33        $  .06
                                                                    ===========   ==========    ===========   ===========
            Diluted earnings per share                                   $ .20         $ .04        $  .33        $  .06
                                                                    ===========   ===========   ===========   ===========


Note 3.  Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of nondeductible amortization of goodwill. The Company implemented certain tax planning strategies during 2000. The effective income tax rate approximates 38% in the six months ended June 30, 2001, and 40% in the six months ended June 30, 2000.
                                                                              6

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

Note 5.  Con-Way Truckload Services, Inc. acquisition

     In August 2000, the Company purchased certain trucking assets of Con-Way Truckload Services, Inc. ("CTS"), an $80 million annual revenue truckload carrier headquartered in Fort Worth, Texas. The Company acquired CTS's customer list and driver files as well as 90 tractors and 90 trailers. The acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets acquired of approximately $2.6 million allocated to intangible assets. CTS was owned by Con-Way Transportation Services of Ann Arbor, Michigan, a subsidiary of CNF Inc., a $5.6 billion global supply chain management services company.

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

     The Company adopted FAS 133 effective January 1, 2001 but had no instruments in place on that date. During the first quarter the Company entered into derivatives to manage the risk of variability in cash flows associated with floating- rate debt. These derivatives are not designated as hedging instruments under FAS 133 and consequently are marked to fair value through earnings, although the impact of the derivatives is not material.

     In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The impact of the application of the provisions of this statement on the Company's financial position or results of operations upon adoption are not known at this time however the Company anticipates the standard will result in reducing the amortization of goodwill.

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

Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

The Company grew its revenue 2.7%, to $273.0 million in the six months ended June 30, 2001, from $265.9 million during the same period of 2000. A slight increase in fleet size and the acquisition of certain assets of Con-Way Truckload Services, Inc. ("CTS") in late August 2000 contributed to revenue growth over this period. Due to a weak freight environment, the Company has elected to slow the growth of the Company fleet until freight demand increases.

The Company's pretax margin decreased to 0.5% of revenue from 3.1% of revenue, and the Company's net income decreased approximately 84.1%, to $0.8 million for the six months ended June 30, 2001, from $4.9 million during the same period of 2000. A soft freight environment that has impacted freight rates and equipment utilization was the major factor contributing to the decrease. Other factors included increased fuel costs and higher insurance, claims and repair costs as compared with the previous year.

The Company continues to obtain revenue equipment through its owner-operator fleet and finance equipment under operating leases. The Company's owner-operator fleet decreased to an average of 385 in the six month period ended June 30, 2001 compared to 573 in the six month period ended June 30, 2000. Owner-operators provide a tractor and a driver and bear all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. The Company's use of operating leases continued to grow. As of June 30, 2001, the Company had financed approximately 1,084 tractors and 1,619 trailers under operating leases as compared to 771 tractors and 1,059 trailers under operating leases as of June 30, 2000. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pretax margin and net margin rather than operating ratio.

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

The following table sets forth the percentage relationship of certain items to revenue:

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                           June 30,
                                                                   2000          2001             2000          2001
                                                                -----------   -----------      -----------   -----------
                 Revenue                                            100.0%        100.0%            100.0%        100.0%
                 Operating expenses:
                   Salaries, wages, and related expenses              43.7          44.6              43.2          45.1
                   Fuel, oil, and road expenses                       16.7          18.6              16.7          18.5
                   Revenue equipment rentals and purchased
                     transportation                                   13.9          12.2              14.3          12.5
                   Repairs                                             2.2           3.4               2.3           3.1
                   Operating taxes and licenses                        2.5           2.6               2.6           2.6
                   Insurance                                           2.6           3.5               2.6           3.3
                   Communications and utilities                        1.3           1.3               1.3           1.3
                   General supplies and expenses                       4.6           4.3               4.5           4.1
                   Depreciation and amortization                       7.2           7.4               7.6           7.3
                                                                -----------   -----------     -------------  -----------
                 Total operating expenses                             94.8          97.8              95.1          97.9
                                                                -----------   -----------      ------------  ------------
                 Operating income                                      5.2           2.2               4.9           2.1
                 Interest expense                                      1.7           1.5               1.8           1.6
                                                                -----------   -----------      ------------  ------------
                 Income before income taxes                            3.5           0.6               3.1           0.5
                 Income tax expense                                    1.4           0.2               1.2           0.2
                                                                -----------   -----------      ------------  ------------
                 Net income                                           2.1%          0.4%              1.9%          0.3%
                                                                ===========   ===========      ============  ============

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
2000

Revenue increased $2.3 million (1.6%), to $141.7 million in the 2001 period from $139.4 million in the 2000 period. The revenue increase was primarily generated by a 4.8% increase in weighted average tractors, to 3,947 during the 2001 period from 3,766 during the 2000 period and from the asset acquisition of CTS. These increases were offset by an approximately $1.7 million reclassification of accessorial revenue. Due to a weak freight environment, the Company has elected to manage the size of its tractor fleet until freight demand increases.

Salaries, wages, and related expenses increased $2.3 million (3.7%), to $63.2 million in the 2001 period from $60.9 million in the 2000 period. As a percentage of revenue, salaries, wages, and related expenses increased to 44.6% in the 2001 period from 43.7% in the 2000 period. Driver wages as a percentage of revenue increased to 31.2% in the 2001 period from 30.8% in the 2000 period, partially due to the Company utilizing fewer owner-operators during the first quarter of 2001. The Company's non-driving employee payroll expense increased to 6.7% of revenue in the 2001 period from 5.9% of revenue in 2000 period due to growth in headcount and salaried drivers in the dedicated fleet.

Fuel, oil, and road expenses increased $3.0 million (12.8%), to $26.3 million in the 2001 period from $23.3 million in the 2000 period. As a percentage of revenue, fuel, oil, and road expenses increased to 18.6% of revenue in the 2001 period from 16.7% in the 2000 period. This increase was due to lower quantities of fuel being hedged using purchase commitments, slightly lower fuel economy, and by the increased usage of company trucks (due to the decrease in the Company's utilization of owner-operators, who pay for their own fuel purchases). These increases were partially offset by fuel surcharges, which amounted to $.049 per loaded mile or approximately $5.8 million during the 2001 period compared to $.042 per loaded mile or approximately $4.7 million during the 2000 period.

Revenue equipment rentals and purchased transportation decreased $2.0 million (10.5%), to $17.3 million in the 2001 period from $19.4 million in the 2000 period. As a percentage of revenue, revenue equipment rentals and purchased transportation decreased to 12.2% in the 2001 period from 13.9% in the 2000 period. The decrease was due to the Company utilizing fewer owner-operators, which was offset partially by the Company entering into additional operating leases. The Company's owner-operator fleet decreased to an average of 384 in the 2001 period compared to 513 in the 2000 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of June 30, 2001, the Company had financed approximately 1,084 tractors and 1,619 trailers under operating leases as compared to 771 tractors and 1,059 trailers under operating leases as of June 30, 2000.

Repairs increased approximately $1.7 million (57.0%), to $4.8 million in the 2001 period from $3.0 million in the 2000 period. As a percentage of revenue, repairs increased to 3.4% in the 2001 period from 2.2% in the 2000 period. The increase was primarily the result of the Company adopting an insurance program with significantly higher physical damage deductible exposure. Repair expense will vary based on the frequency and severity of physical damage claims. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends.

Operating taxes and licenses increased approximately $0.1 million (3.4%), to $3.6 million in the 2001 period from $3.5 million in the 2000 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.6% in 2001 as compared to 2.5% in the 2000.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.2 million (34.2%), to $4.9 million in the 2001 period from $3.6 million in the 2000 period. As a percentage of revenue, insurance increased to 3.5% in the 2001 period from 2.6% in the 2000 period because of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The Company's insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims.

Communications and utilities expense increased approximately $0.1 million (5.2%), to $1.9 million in the 2001 period from $1.8 million in the 2000 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.3% in the 2000 and 2001 periods.

General supplies and expenses, consisting primarily of driver recruiting expenses and terminal lease expense, decreased $0.4 million (5.8%), to $6.0 million in the 2001 period from $6.4 million in the 2000 period. As a percentage of revenue, general supplies and expenses decreased to 4.3% in the 2001 period from 4.6% in the 2000 period. The 2001 decrease is primarily the result of the capitalization of the Company's headquarters facility and a reclassification of certain accessorial charges to shippers against the related expense. In March 2001, the Company's headquarters facility operating lease expired. The building was refinanced through the Credit Agreement (as defined below), and the related expenses are being reflected in the depreciation and amortization category as well as interest expense. The Company implemented accessorial reclassification in the third quarter of 2000.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $0.4 million (4.4%), to $10.5 million in the 2001 period from $10.1 million in the 2000 period. As a percentage of revenue, depreciation and amortization increased to 7.4% in the 2001 period from 7.2% in the 2000 period. The increase is primarily due to the capitalization of the Company's headquarters facility which was previously financed through an operating lease that expired in March 2001. The headquarters lease expense was previously recorded in general supplies and expenses. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. The predictability of any gain/(loss) on the sale of equipment is difficult due to the variation in market value of used equipment from year to year. The unpredictability of gains/(losses) could impact depreciation and amortization as a percentage of revenue. The Company is reserving against tractor values, which will affect this line item in future periods. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions.

Interest expense decreased $0.3 million (10.8%), to $2.2 million in the 2001 period from $2.4 million in the 2000 period. As a percentage of revenue, interest expense decreased to 1.5% in the 2001 period from 1.7% in the 2000 period. The decrease was the result of lower debt balances and interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 0.6% in the 2001 period from 3.5% in the 2000 period.

The Company's effective tax rate decreased to 38.0% in the 2001 period from 39.9% in the 2000 period due to the Company implementing certain tax planning strategies during 2000.

Primarily as a result of the factors described above, net income decreased $2.3 million (80.9%), to $0.6 million in the 2001 period (0.4% of revenue) from $2.9 million in the 2000 period (2.1% of revenue).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

Revenue increased $7.1 million (2.7%), to $273.0 million in the 2001 period from $265.9 million in the 2000 period. The revenue increase was primarily generated by a 5.1% increase in weighted average tractors, to 3,869 during the 2001 period from 3,680 during the 2000 period and from the asset acquisition of CTS. These increases were offset by an approximately $3.3 million reclassification of accessorial revenue in the 2001 period. Due to a weak freight environment, the Company has elected to manage the size of its tractor fleet until freight demand increases.

Salaries, wages, and related expenses increased $8.3 million (7.3%), to $123.2 million in the 2001 period from $114.9 million in the 2000 period. As a percentage of revenue, salaries, wages, and related expenses increased to 45.1% in the 2001 period from 43.2% in the 2000 period. Driver wages as a percentage of revenue increased to 31.4% in the 2001 period from 30.2% in the 2000 period. The increase was partially due to the Company utilizing fewer owner-operators during the first six months of 2001. The Company's non-driving employee payroll expense increased to 6.7% of revenue in the 2001 period from 6.3% of revenue in 2000 period due to due to growth in headcount and salaried drivers in the dedicated fleet.

Fuel, oil, and road expenses increased $6.3 million (14.2%), to $50.6 million in the 2001 period from $44.3 million in the 2000 period. As a percentage of revenue, fuel, oil, and road expenses increased to 18.5% of revenue in the 2001 period from 16.7% in the 2000 period. This increase was due to lower quantities of fuel being hedged using price purchase commitments, slightly lower fuel economy, and by the increased usage of company trucks (due to the decrease in the Company's utilization of owner-operators, who pay for their own fuel purchases). These increases were partially offset by fuel surcharges which amounted to $.051 per loaded mile or approximately $11.5 million during the 2001 period compared to $.044 per loaded mile or approximately $9.6 million during the 2000 period.

Revenue equipment rentals and purchased transportation decreased $3.8 million (10.1%), to $34.2 million in the 2001 period from $38.1 million in the 2000 period. As a percentage of revenue, revenue equipment rentals and purchased transportation decreased to 12.5% in the 2001 period from 14.3% in the 2000 period. The decrease was due to the Company utilizing fewer owner-operators, which was offset partially by the Company entering into additional operating leases. The Company's owner-operator fleet decreased to an average of 385 in the 2001 period compared to 573 in the 2000 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of June 30, 2001, the Company had financed approximately 1,084 tractors and 1,619 trailers under operating leases as compared to 771 tractors and 1,059 trailers under operating leases as of June 30, 2000.

Repairs increased approximately $2.3 million (38.8%), to $8.4 million in the 2001 period from $6.1 million in the 2000 period. As a percentage of revenue, repairs increased to 3.1% in the 2001 period from 2.3% in the 2000 period. The increase was primarily the result of the Company adopting an insurance program with significantly higher physical damage deductible exposure. Repair expense will vary based on the frequency and severity of physical damage claims. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends.

Operating taxes and licenses increased approximately $0.2 million (3.3%), to $7.0 million in the 2001 period from $6.8 million in the 2000 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.6% in the 2000 and 2001 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.9 million (27.6%), to $9.0 million in the 2001 period from $7.0 million in the 2000 period. As a percentage of revenue, insurance increased to 3.3% in the 2001 period from 2.6% in the 2000 period because of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The Company's insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims.

Communications and utilities expense increased approximately $0.1 million (3.1%), to $3.7 million in the 2001 period from $3.5 million in the 2000 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.3% in the 2000 and 2001 periods.

General supplies and expenses, consisting primarily of driver recruiting expenses and terminal lease expense, decreased $0.9 million (7.1%), to $11.2 million in the 2001 period from $12.1 million in the 2000 period. As a percentage of revenue, general supplies and expenses decreased to 4.1% in the 2001 period from 4.5% in the 2000 period. The 2001 decrease is primarily the result of the capitalization of the Company's headquarters facility and a reclassification of certain accessorial charges to shippers against the related expense. In March 2001, the Company's headquarters facility operating lease expired. The building was refinanced through the Credit Agreement (as defined below), and the related expenses are being reflected in the depreciation and amortization category as well as interest expense. The Company implemented accessorial reclassification in the third quarter of 2000.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $0.2 million (0.8%), to $19.9 million in the 2001 period from $20.1 million in the 2000 period. As a percentage of revenue, depreciation and amortization decreased to 7.3% in the 2001 period from 7.6% in the 2000 period. The decrease is primarily due to the Company leasing more revenue equipment through operating leases and extending the depreciable life of the Company's trailers from seven years to eight years to conform to the Company's actual experience of equipment life, which the Company implemented in the second quarter of 2000. The decrease was partially offset by the capitalization of the Company's headquarters facility and lower gains on sale of equipment. The headquarters lease expense was previously recorded in general supplies and expenses. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Gain on sale of tractors and trailers was approximately $100,000 in 2001 and $715,000 in 2000. The predictability of any gain/(loss) on the sale of equipment is difficult due to the variation in market value of used equipment from year to year. The unpredictability of gains/(losses) could impact depreciation and amortization as a percentage of revenue. The Company is reserving against tractor values, which will affect this line item in future periods. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions.

Interest expense decreased $0.3 million (6.0%), to $4.5 million in the 2001 period from $4.7 million in the 2000 period. As a percentage of revenue, interest expense decreased to 1.6% in the 2001 period from 1.8% in the 2000 period. The decrease was the result of lower debt balances and interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 0.5% in the 2001 period from 3.1% in the 2000 period.

The Company's effective tax rate decreased to 38.0% in the 2001 period from 39.9% in the 2000 period due to the Company implementing certain tax planning strategies during 2000.

Primarily as a result of the factors described above, net income decreased $4.1 million (84.1%), to $0.8 million in the 2001 period (0.3% of revenue) from $4.9 million in the 2000 period (1.9% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at June 30, 2001 were funds provided by operations, proceeds under the Securitization Facility (as defined below), and borrowings under its primary credit agreement, which had maximum available borrowing of $120.0 million at June 30, 2001 (the "Credit Agreement"). The Company believes its sources of liquidity are adequate to meet its current and projected needs.

Net cash provided by operating activities was $35.1 million in the 2001 period and $25.3 million in the 2000 period. The 39.1% increase in operating cash flows from the 2000 period to the 2001 period was primarily due to improved billing and collection of accounts receivable, and increases in accounts payable, accrued expenses and prepaid expenses.

Net cash used in investing activities was $27.8 million and $16.7 million in the 2001 and 2000 periods, respectively. Approximately $15 million of the increase was related to the refinancing of the Company's headquarters facility, which was previously financed through an operating lease that expired in March 2001. The Company financed the facility using proceeds from the Credit Agreement. The Company expects to spend no more than $7 million on net capital expenditures during the remainder of 2001. Total projected net capital expenditures for 2001 are expected to be approximately $35 million (excluding operating leases of equipment and the effect of any potential acquisitions).

Net cash used in financing activities was $9.1 million and $8.5 million in the 2001 and 2000 periods, respectively. At June 30, 2001, the Company had outstanding debt of $133.0 million, primarily consisting of approximately $47.0 million drawn under the Company's Credit Agreement, $55.1 million in the Securitization Facility, $25.0 million in 10-year senior notes, $3.0 million in an interest bearing note to the former primary stockholder of Southern Refrigerated Transportation, Inc. ("SRT") related to the acquisition of SRT in October 1998, $2.6 million in term equipment financing, and $0.3 million in notes related to non-compete agreements. Interest rates on this debt range from 3.7% to 9.0%.

In December 2000, the Company entered into the Credit Agreement with a group of banks. The Credit Agreement allows maximum borrowings of $120 million and matures December 2003. The Credit Agreement provides a revolving credit facility with borrowings limited to the lesser of 90% of the net book value of eligible revenue equipment or $120 million. Letters of credit are limited to an aggregate commitment of $10 million. The Credit Agreement is collateralized by an agreement, which includes pledged stock of the Company's subsidiaries, inter-company notes, and licensing agreements. A commitment fee is charged on the average daily unused portion of the facility and is adjusted quarterly between 0.15% and 0.25% per annum based on the consolidated leverage ratio. At June 30, 2001, the fee was 0.25% per annum. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. ("CRC").

Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a ratio of total debt to trailing cash flow coverage. At June 30, 2001, the margin was 1.25%.

During October 1995, the Company placed $25 million in senior notes due October 2005 with an insurance company. The term agreement requires payments for interest semi-annually in arrears with principal payments due in five equal annual installments beginning October 1, 2001. Interest accrues at 7.39% per annum. This agreement was amended and restated in December 2000.

The Credit Agreement and senior note agreement subject the Company to certain restrictions and covenants related to, among others, dividends, tangible net worth, cash flow, acquisitions, dispositions, and total indebtedness.

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly owned bankruptcy-remote special purpose subsidiary. The
Securitization Facility is collateralized by the receivables of CRC. The transaction does not meet the criteria for sale treatment under Financial Accounting Standard No. 125 and is reflected as a secured borrowing in the financial statements.

The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the facility. The Securitization Facility is subject to annual renewal. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of June 30, 2001, there were $55.1 million in proceeds received, with a weighted average interest rate of 3.8%.

The Company's headquarters facility was completed in December 31, 1996. The cost of the approximately 75 acres and construction of the headquarters and shop buildings was approximately $15 million. The Company financed the land and improvements under a "build to suit" operating lease. This operating lease expired March 2001, and the Company has purchased the facility using proceeds from the Credit Agreement. In December 2000, the Company completed the construction of an approximately 100,000 square foot addition to the office building and has completed improvements on an additional 58 acres of land. The cost of these additional activities was approximately $15 million, which was also financed under the Credit Agreement.

The Credit Agreement, Securitization Facility, and senior notes contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions, dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at June 30, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The impact of the application of the provisions of this statement on the Company's financial position or results of operations upon adoption are not known at this time however the Company anticipates the standard will result in reducing the amortization of goodwill.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the second quarter of 2001, diesel fuel expenses represented 15.8% of the Company's total operating expenses and 15.4% of total revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At June 30, 2001, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.447 per gallon. At June 30, 2001, the notional amount for purchase commitments during the remainder of 2001 was 1.5 million gallons. At June 30, 2001, the price of the notional 1.5 million gallons would have produced approximately $60,000 of income to offset increased fuel prices if the price of fuel remained the same as of June 30, 2001. At June 30, 2001, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by approximately $200,000. The Company does not enter into contracts with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.



INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. At June 30, 2001, the Company had drawn $47 million under the Credit Agreement. Approximately $27 million was subject to variable rates and the remaining $20 million was subject to interest rate swaps that fixed the interest rates at 5.16% and 4.75% plus the applicable margin per annum. The swaps expire January 2006 and March 2006. Assuming the June 30, 2001 variable rate borrowings, each one-percentage point increase or decrease in LIBOR would affect the Company's pretax interest expense by $270,000 on an annualized basis.

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

                            PART II OTHER INFORMATION

Item 1.         Legal Proceedings.
                None

Items 2 and 3   Not applicable

Item 4          Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 17, 2001, for the purpose of (a) electing seven directors for one-year terms, (b) ratification of the selection of PricewaterhouseCoopers LLP as independent certified public accounts for the Company, and (c) approving the reservation of an additional 1,003,034 shares of the Company's Class A common stock for issuance under the Company's Incentive Stock Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

         The voting tabulation on the election of directors was as follows:

                                            Shares Voted            Shares Voted          Shares Voted
                                                   "FOR"               "AGAINST"             "ABSTAIN"
David R. Parker                               12,156,884                       -             1,776,595
Michael W. Miller                             12,156,982                       -             1,776,497
R. H. Lovin, Jr.                              12,156,984                       -             1,776,495
Mark A. Scudder                               12,763,594                       -             1,169,885
William T. Alt                                12,764,367                       -             1,169,112
Hugh O. Maclellan, Jr.                        11,696,225                       -             2,237,254
Robert E. Bosworth                            12,763,169                       -             1,170,310

         The voting tabulation on the selection of accountants was "FOR" 13,840,189; "AGAINST" 81,100; and "ABSTAIN" 12,190.

         The voting tabulation on approving the reservation of an additional 1,003,034 shares of the Company's Class A common stock for issuance under the Company's Incentive Stock Plan was "FOR" 9,073,091; "AGAINST" 4,012,539; and "ABSTAIN"
         14,673.

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
                      Inc., Covenant

                      Transport, Inc., Bank of America, N.A., and Lenders,
                      dated December 13, 2000, filed as Exhibit 10.9.
10.10     (6)         Loan Agreement dated December 12, 2000, among CVTI
                      Receivables Corp., and Covenant Transport, Inc., Three
                      Pillars Funding Corporation, and Suntrust Equitable
                      Securities Corporation, filed as Exhibit 10.10.
10.11     (6)         Receivables Purchase Agreement dated as of December 12,
                      2000, among CVTI Receivables Corp., Covenant Transport,
                      Inc., and Southern Refrigerated Transport, Inc., filed as
                      Exhibit 10.11.
10.12     (7)         Clarification of Intent and Amendment No. 1 to Loan
                      Agreement dated March 7, 2001, filed as Exhibit 10.12
--------------------------------------------------------------------------------
References:

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Form 10-Q for the quarter ended June 30, 1999.
(3)      Form 8-K for the event dated November 16, 1999.
(4)      Schedule 14A, filed April 13, 2000.
(5)      Form 10-Q for the quarter ended September 30, 2000.
(6)      Form 10-K for the year ended December 31, 2000.
(7)      Form 10-Q for the quarter ended March 31, 2001.

     (b) There were no reports on Form 8-K filed during the second quarter ended June 30, 2001.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVENANT TRANSPORT, INC.


Date: August 9, 2001                /s/ Joey B. Hogan
                                    -----------------
                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer