Form 10-Q
period 2001-09-30
COVENANT TRANSPORT INC
filed 2001-11-13
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004





                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                  YES X NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 2001).

             Class A Common Stock, $.01 par value: 11,669,653 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 16

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                              Page Number
Item 1. Financial statements
                    Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30,                 3
                    2001 (Unaudited)

                    Condensed Consolidated Statements of Income for the three and nine months ended
                    September 30, 2000 and 2001 (Unaudited)                                                         4

                    Condensed Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 2000 and 2001 (Unaudited)                                                         5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)                                6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                       8

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                 15


                                     PART II
                                OTHER INFORMATION

                                                                                                              Page Number

Item 1.   Legal Proceedings                                                                                        16

Items 2, 3, 4, and 5.  Not applicable                                                                              16

Item 6.   Exhibits and reports on Form 8-K                                                                         16

                                                                                                                               2


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               December 31, 2000             September 30, 2001
                                                                                                                  (unaudited)
                                                                               ---------------------         ----------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                             $     2,287                    $     1,054
  Accounts receivable, net of allowance of $1,263 in 2000 and
     $1,295 in 2001                                                                          72,482                         70,438
  Drivers' advances and other receivables                                                    11,393                          6,227
  Tire and parts inventory                                                                    2,949                          3,514
  Prepaid expenses                                                                           13,914                         11,170
  Deferred income taxes                                                                       2,590                          1,461
  Income taxes receivable                                                                     3,651                          4,727
                                                                               ---------------------         ----------------------
Total current assets                                                                        109,266                         98,591

Property and equipment, at cost                                                             356,630                        382,825
Less accumulated depreciation and amortization                                              100,581                        119,519
                                                                               ---------------------         ----------------------
Net property and equipment                                                                  256,049                        263,306

Other                                                                                        25,198                         24,895
                                                                               ---------------------         ----------------------

Total assets                                                                            $   390,513                    $   386,792
                                                                               =====================         ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Checks written in excess of bank balance                                               $         -                    $     1,325
 Current maturities of long-term debt                                                         6,505                          5,251
  Securitization facility                                                                    62,000                         53,130
  Accounts payable                                                                            6,988                          8,929
  Accrued expenses                                                                           16,130                         17,589
  Insurance and claims accrual                                                                1,046                          8,427
                                                                               ---------------------         ----------------------
Total current liabilities                                                                    92,669                         94,651

Long-term debt, less current maturities                                                      74,295                         67,000
Deferred income taxes                                                                        55,727                         54,907
                                                                               ---------------------         ----------------------
Total liabilities                                                                           222,691                        216,558

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized;
    12,566,850 and 12,641,253 shares issued and 11,595,350 and 11,669,653                       126                            126
    shares outstanding as of  2000 and 2001, respectively
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 2000 and 2001                                  24                             24
Additional paid-in-capital                                                                   78,343                         79,226
Treasury stock, at cost; 971,500 shares as of 2000 and 2001                                 (7,935)                        (7,935)
Other comprehensive income                                                                        -                           (99)
Retained earnings                                                                            97,264                         98,892
                                                                               ---------------------         ----------------------
Total stockholders' equity                                                                  167,822                        170,234
                                                                               ---------------------         ----------------------
Total liabilities and stockholders' equity                                              $   390,513                    $   386,792
                                                                               =====================         ======================

The accompanying notes are an integral part of these consolidated financial statements.
                                                                                                                                 3

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                      (In thousands, except per share data)

                                                                     Three months ended                    Nine months ended
                                                                       September 30,                         September 30,
                                                                        (unaudited)                           (unaudited)
                                                             ----------------------------------     --------------------------------

                                                                  2000              2001                 2000              2001
                                                                  ----              ----                 ----              ----
          Revenue                                                  $ 141,667        $ 138,057            $ 407,546         $ 411,069
          Operating expenses:
            Salaries, wages, and related expenses                     61,176           58,291              176,065           181,520
            Fuel, oil, and road expenses                              25,036           25,262               69,370            75,870
            Revenue equipment rentals and
               purchased transportation                               18,548           16,684               56,627            50,922
            Repairs                                                    3,374            5,294                9,430            13,699
            Operating taxes and licenses                               3,560            3,496               10,359            10,519
            Insurance and claims                                       4,271            6,208               11,291            15,165
            Communications and utilities                               1,818            1,995                5,359             5,645
            General supplies and expenses                              6,424            5,415               18,521            16,653
            Depreciation and amortization,
              including gain on disposal of equipment                 10,025           10,465               30,136            30,410
                                                             ----------------   --------------       --------------    -------------
          Total operating expenses                                   134,232          133,110              387,158           400,403
                                                             ----------------   --------------       --------------    -------------

          Operating income                                             7,435            4,947               20,388            10,666

          Other (income) expenses:
              Interest expense                                         2,454            1,756                7,438             6,441
              Interest income                                          (150)             (44)                (394)             (252)
              Other                                                        -            1,010                    -               990
                                                             ----------------   --------------       --------------    -------------
                 Other (income) expenses, net                          2,304            2,722                7,044             7,179
                                                             ----------------   --------------       --------------    -------------

          Income before income taxes                                   5,131            2,225               13,344             3,487
          Income tax expense                                           2,053            1,380                5,334             1,859
                                                             ----------------   --------------       --------------    -------------
          Net income                                               $   3,078        $     845            $   8,010         $   1,628
                                                             ================   ==============       ==============    =============

          Basic earnings per share                                 $    0.22        $    0.06            $    0.55         $    0.12

          Diluted earnings per share                               $    0.22        $    0.06            $    0.54         $    0.11

          Weighted average shares outstanding                         13,960           14,009               14,557            13,975

          Adjusted weighted average shares and assumed
            conversions outstanding                                   14,025           14,233               14,708            14,230

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                                                                                                                  4


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                 (In thousands)

                                                                                        Nine months ended September 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                        2000                       2001
                                                                                        ----                       ----
Cash flows from operating activities:
Net income                                                                               $    8,010                $    1,628
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for losses on receivables                                                       361                       185
      Depreciation and amortization                                                          30,778                    29,517
      Deferred income tax expense                                                             2,136                       310
      Equity in earnings of affiliate                                                             -                     1,016
      Gain/(loss) on disposition of property and equipment                                    (642)                        15
      Changes in operating assets and liabilities:
        Receivables and advances                                                            (5,664)                     7,049
        Prepaid expenses                                                                    (3,045)                     2,745
        Tire and parts inventory                                                               (92)                     (565)
        Accounts payable and accrued expenses                                                 5,641                     9,604
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              37,482                    51,504

Cash flows from investing activities:
      Acquisition of property and equipment                                                (46,624)                  (53,955)
      Acquisition of business                                                               (7,288)                     (564)
      Investment in Transplace, Inc.                                                        (5,294)                         -
      Proceeds from disposition of property and equipment                                    34,234                    17,086
      Acquisition of company stock                                                          (7,935)                         -
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                (32,907)                  (37,433)

Cash flows from financing activities:
     Changes in checks outstanding in excess of bank
        balances                                                                            (3,391)                     1,325
     Deferred costs                                                                           (167)                      (94)
     Proceeds from exercise of stock option                                                      30                       883
     Proceeds from issuance of long-term debt                                                46,000                    49,000
     Repayments of long-term debt                                                          (47,711)                  (66,418)
                                                                                  ------------------         -----------------
Net cash flows used in financing activities                                                 (5,239)                  (15,304)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                       (663)                   (1,233)

Cash and cash equivalents at beginning of period                                              1,046                     2,287
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                                 $    383                $    1,054
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

     The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.     Basic and Diluted Earnings Per Share

          The  following  table  sets  forth  for  the  periods   indicated  the
     calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

            (in thousands except per share data)                       Three months ended          Nine months ended
                                                                         September 30,               September 30,
                                                                       2000          2001          2000          2001
                                                                       ----          ----          ----          ----
            Numerator:

              Net Income                                               $ 3,078         $ 845        $8,010        $1,628

            Denominator:

              Denominator for basic earnings
                per share - weighted-average shares                     13,960        14,009        14,557        13,975

            Effect of dilutive securities:

              Employee stock options                                        65           224           151           255
                                                                    -----------   -----------   -----------   -----------

            Denominator for diluted earnings per share -
            adjusted weighted-average shares and assumed                14,025        14,233        14,708        14,230
            conversions
                                                                    ===========   ===========   ===========   ===========
            Basic earnings per share                                   $   .22         $ .06        $  .55        $  .12
                                                                    ===========   ===========   ===========   ===========
            Diluted earnings per share                                 $   .22         $ .06        $  .54        $  .11
                                                                    ===========   ===========   ===========   ===========

Note 3.     Income Taxes

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of nondeductible amortization of goodwill and per diem pay structure for drivers.

Note 4.     Investment in Transplace

     Effective July 1, 2000, the Company merged its logistics business with five other transportation companies into a company called Transplace, Inc. ("TPC"). TPC operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 13% ownership in TPC. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. Initially, the Company accounted for its 13% investment in TPC using the equity method of accounting. During the third quarter of 2001, TPC changed its filing status to a C corporation and as a result management determined it appropriate to account for its investment using the cost method of accounting.

Note 5.     Con-Way Truckload Services, Inc. acquisition

     In August 2000, the Company purchased certain trucking assets of Con-Way Truckload Services, Inc. ("CTS"), an $80 million annual revenue truckload carrier headquartered in Fort Worth, Texas. For approximately $7.7 million, the Company acquired CTS's customer list and driver files as well as 90 tractors and 90 trailers. In August 2001, the Company paid an additional $564,000 related to the percentage of annual revenues from certain acquired customers. The acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets acquired of approximately $3.2 million allocated to goodwill. CTS was owned by Con-Way Transportation Services of Ann Arbor, Michigan, a subsidiary of CNF Inc., a $5.6 billion global supply chain management services company.

Note 6.     Derivative Instruments and Other Comprehensive Income

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133, an amendment of SFAS Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS Statement No. 133. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     The Company adopted SFAS 133 effective January 1, 2001 but had no instruments in place on that date. During the first quarter the Company entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. These derivatives are not designated as hedging instruments under SFAS 133 and consequently are marked to fair value through earnings. At September 30, 2001, the fair value of these interest rate swap agreements was ($0.9) million.

     The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At September 30, 2001, the notional amount for normal purchase commitments during the remainder of 2001 is 1.5 million gallons. In addition, during the third quarter the Company entered into two heating oil commodity swap contracts to hedge its exposure to diesel fuel price fluctuations. These contracts are considered highly effective and each call for 6 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively, through December 31, 2002. At September 30, 2001 the cumulative fair value of these heating oil contracts was a liability of $99,000, which was recorded in accrued expenses with the offset to other comprehensive loss.

     At September 30, 2001 and 2000 the Company's comprehensive income is as follows:

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                               -----------------------------  -----------------------------
                                                     2000          2001           2000            2001
                                               --------------  -------------  -------------    ------------

              Net income                       $      3,078            845          8,010           1,628

              Other comprehensive (loss):
                  Unrealized (loss) on
                   derivative instruments                  -           (99)              -            (99)

                                                  -----------  -------------  -------------    ------------
              Comprehensive income             $       3,078            746          8,010           1,529
                                                  ===========  =============  =============    ============

                                                                                                            7

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

The Company grew its revenue 0.9%, to $411.1 million in the nine months ended September 30, 2001, from $407.5 million during the same period of 2000. A slight increase in fleet size and the acquisition of certain assets of Con-Way Truckload Services, Inc. ("CTS") in late August 2000 contributed to revenue growth over this period. Due to a weak freight environment, the Company has elected to constrain the size of the Company fleet until profitability improves.

The Company's pretax margin decreased to 0.8% of revenue from 3.3% of revenue, and the Company's net income decreased approximately 79.7%, to $1.6 million for the nine months ended September 30, 2001, from $8.0 million during the same period of 2000. A soft freight environment that has impacted freight rates and equipment utilization was the major factor contributing to the decrease. Other factors included increased fuel costs and higher insurance, claims and repair costs as compared with the previous year. Also in the third quarter of 2001, net income and the pretax margin were negatively impacted by a $0.9 million pretax non-cash adjustment related to the accounting for interest rate derivatives under SFAS 133.

The Company continues to obtain revenue equipment through its owner-operator fleet and finance equipment under operating leases. The Company's owner-operator fleet decreased to an average of 371 in the nine month period ended September 30, 2001 compared to 539 in the nine month period ended September 30, 2000. Over the past year, it has become more difficult to retain owner-operators due to the challenging operating conditions. Owner-operators provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. The Company's use of operating leases has continued to grow. As of September 30, 2001, the Company has financed approximately 995 tractors and 1,932 trailers under operating leases as compared to 840 tractors and 1,359 trailers under operating leases as of September 30, 2000. During 2001, the Company extended its trade cycle for tractors from approximately 36 months to approximately 48 months. As the operating leases expire, tractors are being financed under the Credit Agreement (as defined below). The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pretax margin and net margin rather than operating ratio.

The following table sets forth the percentage relationship of certain items to revenue:

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                     September 30,
                                                                   2000          2001             2000          2001
                                                               -------------  -----------      ------------  ------------
                 Revenue                                             100.0%       100.0%            100.0%        100.0%
                 Operating expenses:
                   Salaries, wages, and related expenses               43.2         42.2              43.2          44.2
                   Fuel, oil, and road expenses                        17.7         18.3              17.0          18.5
                   Revenue equipment rentals and purchased
                     transportation                                    13.1         12.1              13.9          12.4
                   Repairs                                              2.4          3.8               2.3           3.3
                   Operating taxes and licenses                         2.5          2.5               2.5           2.6
                   Insurance and claims                                 3.0          4.5               2.8           3.7
                   Communications and utilities                         1.3          1.4               1.4           1.4
                   General supplies and expenses                        4.5          3.9               4.5           4.1
                   Depreciation and amortization                        7.1          7.6               7.4           7.4
                                                               -------------  -----------      ------------   -----------
                 Total operating expenses                              94.8         96.4              95.0          97.4
                                                               -------------  -----------      ------------   -----------
                 Operating income                                       5.2          3.6               5.0           2.6
                 Other expenses, net                                    1.6          2.0               1.7           1.7
                                                               -------------  -----------      ------------   -----------
                 Income before income taxes                             3.6          1.6               3.3           0.9
                 Income tax expense                                     1.4          1.0               1.3           0.5
                                                               -------------  -----------      ------------   -----------
                 Net income                                            2.2%         0.6%              2.0%          0.4%
                                                               =============  ===========      ============   ===========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue decreased $3.6 million (2.5%), to $138.1 million in the 2001 period from $141.7 million in the 2000 period. The revenue decrease was primarily generated by a 1.3% decrease in weighted average tractors, to 3,738 during the 2001 period from 3,787 during the 2000 period. Revenue per tractor per week decreased to $2,774 during the 2001 quarter from $2,839 during the 2000 quarter due to 1.4% lower utilization of equipment and a 0.9% lower rate per total mile. Due to a weak freight environment, the Company has elected to constrain the size of its tractor fleet until profitability improves.

Salaries, wages, and related expenses decreased $2.9 million (4.7%), to $58.3 million in the 2001 period from $61.2 million in the 2000 period. As a percentage of revenue, salaries, wages, and related expenses decreased to 42.2% in the 2001 period from 43.2% in the 2000 period. Driver wages as a percentage of revenue decreased to 29.0% in the 2001 period from 31.1% in the 2000 period, partially due to the Company implementing a per diem pay program for its drivers during August 2001. The Company's non-driving employee payroll expense increased to 6.9% of revenue in the 2001 period from 5.9% of revenue in 2000 period due to growth in headcount and local drivers in the dedicated fleet.

Fuel, oil, and road expenses increased $0.2 million (0.9%), to $25.3 million in the 2001 period from $25.0 million in the 2000 period. As a percentage of revenue, fuel, oil, and road expenses increased to 18.3% of revenue in the 2001 period from 17.7% in the 2000 period. This increase was due to the increased usage of company trucks (due to the decrease in the Company's utilization of owner-operators, who pay for their own fuel purchases), lower quantities of fuel contracted using purchase commitments and slightly lower fuel economy. These increases were partially offset by fuel surcharges, which amounted to $.048 per loaded mile or approximately $5.4 million during the 2001 period compared to $.058 per loaded mile or approximately $6.7 million during the 2000 period.

Revenue equipment rentals and purchased transportation decreased $1.9 million (10.0%), to $16.7 million in the 2001 period from $18.5 million in the 2000 period. As a percentage of revenue, revenue equipment rentals and purchased transportation decreased to 12.1% in the 2001 period from 13.1% in the 2000 period. The decrease was due to the Company utilizing fewer owner-operators, which was offset partially by the Company entering into additional operating leases. The Company's owner-operator fleet decreased to an average of 331 in the 2001 period compared to 487 in the 2000 period. Over the past year, it has become more difficult to retain owner-operator drivers due to the challenging operating conditions. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of September 30, 2001, the Company had financed approximately 995 tractors and 1,932 trailers under operating leases as compared to 840 tractors and 1,359 trailers under operating leases as of September 30, 2000.
                                                                             9

Repairs increased approximately $1.9 million (56.9%), to $5.3 million in the 2001 period from $3.4 million in the 2000 period. As a percentage of revenue, repairs increased to 3.8% in the 2001 period from 2.4% in the 2000 period. The increase was primarily the result of the Company adopting an insurance program with significantly higher physical damage deductible exposure. Repair expense will vary based on the frequency and severity of physical damage claims. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends.

Operating taxes and licenses decreased approximately $0.1 million (1.8%), to $3.5 million in the 2001 period from $3.6 million in the 2000 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.5% in 2000 and 2001 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.9 million (45.4%), to $6.2 million in the 2001 period from $4.3 million in the 2000 period. As a percentage of revenue, insurance increased to 4.5% in the 2001 period from 3.0% in the 2000 period because of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The Company's insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims.

Communications and utilities expense increased approximately $0.2 million (9.7%), to $2.0 million in the 2001 period from $1.8 million in the 2000 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.4% in the 2001 period and 1.3% in the 2000 period.

General supplies and expenses, consisting primarily of driver recruiting expenses and terminal related expenses, decreased $1.0 million (15.7%), to $5.4 million in the 2001 period from $6.4 million in the 2000 period. As a percentage of revenue, general supplies and expenses decreased to 3.9% in the 2001 period from 4.5% in the 2000 period. The 2001 decrease is partially the result of the capitalization of the Company's headquarters facility. In March 2001, the Company's headquarters facility operating lease expired. The building was financed through the Credit Agreement (as defined below), and the related expenses are being reflected in the depreciation and amortization category as well as interest expense.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $0.4 million (4.4%), to $10.5 million in the 2001 period from $10.0 million in the 2000 period. As a percentage of revenue, depreciation and amortization increased to 7.6% in the 2001 period from 7.1% in the 2000 period. The increase is primarily due to the acquisition of the Company's headquarters facility which was previously financed through an operating lease that expired in March 2001. The headquarters lease expense was previously recorded in general supplies and expenses. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. The predictability of any gain/(loss) on the sale of equipment is difficult due to the variation in market value of used equipment from year to year. The unpredictability of gains/(losses) could impact depreciation and amortization as a percentage of revenue. Amortization expense primarily relates to covenants not to compete and goodwill from acquisitions. Goodwill amortization will cease beginning January 1, 2002, in accordance with SFAS 142 and the Company will evaluate goodwill and certain intangibles for impairment.

Other expenses, net increased $0.4 million (18.1%), to $2.7 million in the 2001 period from $2.3 million in the 2000 period. As a percentage of revenue, other expenses increased to 2.0% in the 2001 period from 1.6% in the 2000 period. Included in the other expenses category is interest expense, interest income, earnings from TPC and a $0.9 million pretax non-cash adjustment related to the accounting for interest rate derivatives under SFAS 133. Excluding the non-cash adjustment, other expense decreased $0.4 million (18.9%), to $1.9 million in the 2001 period from $2.3 million in the 2000 period. The decrease was the result of lower debt balances and interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 1.6% in the 2001 period from 3.6% in the 2000 period.

The Company's effective tax rate prior to permanent differences was 38.0% in the 2001 period and 40.0% in the 2000 period. The Company implemented a per diem pay structure during the third quarter of 2001. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate. Including these permanent differences raises the tax rate to 62.0% for the third quarter of 2001.

Primarily as a result of the factors described above, net income decreased $2.2 million (72.5%), to $0.8 million in the 2001 period (0.6% of revenue) from $3.1 million in the 2000 period (2.2% of revenue).

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue increased $3.5 million (0.9%), to $411.1 million in the 2001 period from $407.5 million in the 2000 period. The revenue increase was primarily generated by a 2.9% increase in weighted average tractors, to 3,823 during the 2001 period from 3,716 during the 2000 period and from the asset acquisition of CTS. Revenue per tractor per week decreased to $2,685 during the 2001 period from $2,780 during the 2000 period due to 0.5% lower utilization of equipment and a 1.9% lower rate per total mile. Due to a weak freight environment, the Company has elected to constrain the size of its tractor fleet until profitability improves.

Salaries, wages, and related expenses increased $5.5 million (3.1%), to $181.5 million in the 2001 period from $176.1 million in the 2000 period. As a percentage of revenue, salaries, wages, and related expenses increased to 44.2% in the 2001 period from 43.2% in the 2000 period. Driver wages as a percentage of revenue remained constant at 30.5% in the 2000 and 2001 periods. During 2001, the Company's utilization of owner-operators declined causing an increase in driver wages due to the higher percentage of company drivers being compensated. This increase was offset by the Company implementing cost savings strategies, including a per diem pay program for its drivers during August 2001. The Company's non-driving employee payroll expense increased to 6.7% of revenue in the 2001 period from 6.2% of revenue in 2000 period due to growth in headcount and salaried drivers in the dedicated fleet. Workers' compensation and group health insurance expense also increased due to rising medical and prescription drug costs.

Fuel, oil, and road expenses increased $6.5 million (9.4%), to $75.9 million in the 2001 period from $69.4 million in the 2000 period. As a percentage of revenue, fuel, oil, and road expenses increased to 18.5% of revenue in the 2001 period from 17.0% in the 2000 period. This increase was due to increased usage of company trucks (due to the decrease in the Company's utilization of owner-operators, who pay for their own fuel purchases), lower quantities of fuel being hedged using price purchase commitments and slightly lower fuel economy. These increases were partially offset by fuel surcharges which amounted to $.050 per loaded mile or approximately $16.8 million during the 2001 period compared to $.049 per loaded mile or approximately $16.2 million during the 2000 period.

Revenue equipment rentals and purchased transportation decreased $5.7 million (10.1%), to $50.9 million in the 2001 period from $56.6 million in the 2000 period. As a percentage of revenue, revenue equipment rentals and purchased transportation decreased to 12.4% in the 2001 period from 13.9% in the 2000 period. The decrease was due to the Company utilizing fewer owner-operators, which was offset partially by the Company entering into additional operating leases. The Company's owner-operator fleet decreased to an average of 371 in the 2001 period compared to 539 in the 2000 period. Owner-operators provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The Company also entered into additional operating leases. As of September 30, 2001, the Company had financed approximately 995 tractors and 1,932 trailers under operating leases as compared to 840 tractors and 1,359 trailers under operating leases as of September 30, 2000.

Repairs increased approximately $4.3 million (45.3%), to $13.7 million in the 2001 period from $9.4 million in the 2000 period. As a percentage of revenue, repairs increased to 3.3% in the 2001 period from 2.3% in the 2000 period. The increase was primarily the result of the Company adopting an insurance program with significantly higher physical damage deductible exposure. Repair expense will vary based on the frequency and severity of physical damage claims. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends.

Operating taxes and licenses increased approximately $0.2 million (1.5%), to $10.5 million in the 2001 period from $10.4 million in the 2000 period. As a percent of revenue, operating taxes and licenses remained essentially constant at 2.6% in the 2001 period and 2.5% in the 2000 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.9 million (34.3%), to $15.2 million in the 2001 period from $11.3 million in the 2000 period. As a percentage of revenue, insurance increased to 3.7% in the 2001 period from 2.8% in the 2000 period because of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The Company's insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims.

Communications and utilities expense increased approximately $0.3 million (5.3%), to $5.6 million in the 2001 period from $5.4 million in the 2000 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.4% in the 2000 and 2001 periods.
                                                                             11

General supplies and expenses, consisting primarily of driver recruiting expenses and terminal related expenses, decreased $1.9 million (10.1%), to $16.7 million in the 2001 period from $18.5 million in the 2000 period. As a percentage of revenue, general supplies and expenses decreased to 4.1% in the 2001 period from 4.5% in the 2000 period. The 2001 decrease is primarily the result of the capitalization of the Company's headquarters facility and a reclassification of certain accessorial charges to shippers against the related expense. In March 2001, the Company's headquarters facility operating lease expired. The building was financed through the Credit Agreement (as defined below), and the related expenses are being reflected in the depreciation and amortization category as well as interest expense. The Company implemented accessorial reclassification in the third quarter of 2000.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $0.3 million (0.9%), to $30.4 million in the 2001 period from $30.1 million in the 2000 period. As a percentage of revenue, depreciation and amortization remained essentially constant at 7.4% in the 2000 and 2001 periods. The increase is primarily the result of the acquisition of the Company's headquarters facility and lower gains on sale of equipment. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Loss on the sale of tractors and trailers was approximately $16,000 in the 2001 period compared to a gain of $642,000 in the 2000 period. The increase in depreciation and amortization expense was partially offset by the Company leasing more revenue equipment through operating leases and extending the depreciable life of the Company's trailers from seven years to eight years to conform to the Company's actual experience of equipment life, which the Company implemented in the second quarter of 2000.

Other expense, net, increased $0.1 million (1.9%), to $7.2 million in the 2001 period from $7.0 million in the 2000 period. As a percentage of revenue, other expense remained essentially constant at 1.7% in the 2001 period from 1.7% in the 2000 period. Included in the other expense category is interest expense, interest income, earnings from TPC and a $0.9 million pretax non-cash adjustment related to the accounting for interest rate derivatives under SFAS 133. Excluding the non-cash adjustment, other expense decreased $0.7 million (10.5%), to $6.3 million in the 2001 period from $7.0 million in the 2000 period. The decrease was the result of lower debt balances and interest rates.

As a result of the foregoing, the Company's pretax margin decreased to 0.9% in the 2001 period from 3.3% in the 2000 period.

The Company's effective tax rate prior to permanent differences was 38.0% in the 2001 period and 40.0% in the 2000 period. The Company implemented a per diem pay structure during the third quarter of 2001. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate. Including these permanent differences raises the tax rate to 53.3% for the nine months ended September 30, 2001.

Primarily as a result of the factors described above, net income decreased $6.4 million (79.7%), to $1.6 million in the 2001 period (0.4% of revenue) from $8.0 million in the 2000 period (2.0% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required significant investments in new revenue equipment. The Company has financed its revenue equipment requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at September 30, 2001 were funds provided by operations, proceeds under the Securitization Facility (as defined below), and borrowings under its primary credit agreement, which had maximum borrowing of $120.0 million at September 30, 2001 (the "Credit Agreement"). At September 30, 2001, the Company's availability was $76 million. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

Net cash provided by operating activities was $37.5 million in the 2000 period and $51.5 million in the 2001 period. The 37.3% increase in operating cash flows from the 2000 period to the 2001 period was primarily due to improved billing and collection of accounts receivable, and increases in accounts payable, accrued expenses and prepaid expenses.

Net cash used in investing activities was $32.9 million in the 2000 period and $37.4 million in the 2001 period. In 2001, approximately $15 million was related to the financing of the Company's headquarters facility, which was previously financed through an operating lease that expired in March 2001. The Company financed the facility using proceeds from the Credit Agreement. The Company expects to spend no more than $5.0 million on net capital expenditures during the remainder of 2001. Total projected net capital expenditures for 2001 are expected to be approximately $42 million (excluding operating leases of equipment and the effect of any potential acquisitions).

Net cash used in financing activities was $5.2 million in the 2000 period and $15.3 million in the 2001 period. At September 30, 2001, the Company had outstanding debt of $125.4 million, primarily consisting of approximately $44.0 million drawn under the Company's Credit Agreement, $53.1 million in the Securitization Facility, $25.0 million in 10-year senior notes, $3.0 million in an
                                                                             12
interest bearing note to the former primary stockholder of Southern Refrigerated Transportation, Inc. ("SRT") related to the acquisition of SRT in October 1998, and $0.3 million in term equipment financing and notes related to non-compete agreements. Interest rates on this debt range from 2.6% to 9.0%.

In December 2000, the Company entered into the Credit Agreement with a group of banks. The Credit Agreement allows maximum borrowings of $120 million and matures December 2003. The Credit Agreement provides a revolving credit facility with borrowings limited to the lesser of 90% of the net book value of eligible revenue equipment or $120 million. Letters of credit are limited to an aggregate commitment of $20 million. The Credit Agreement is collateralized by an agreement, which includes pledged stock of the Company's subsidiaries, inter-company notes, and licensing agreements. A commitment fee is charged on the average daily unused portion of the facility and is adjusted quarterly between 0.15% and 0.25% per annum based on the consolidated leverage ratio. At September 30, 2001, the fee was 0.25% per annum. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. ("CRC").

Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a ratio of total debt to trailing cash flow coverage. At September 30, 2001, the margin was 1.25%.

During October 1995, the Company placed $25 million in senior notes due October 2005 with an insurance company. The term agreement requires payments for interest semi-annually in arrears with principal payments due in five equal annual installments the first of which was paid on October 1, 2001. Interest accrues at 7.39% per annum. This agreement was amended and restated in December 2000.

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly owned bankruptcy-remote special purpose subsidiary. The
Securitization Facility is collateralized by the receivables of CRC. The transaction does not meet the criteria for sale treatment under SFAS No. 125 and subsequently under SFAS 140 and is reflected as a secured borrowing in the financial statements.

The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the facility. The Securitization Facility is subject to annual renewal. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of September 30, 2001, there were $53.1 million in proceeds received, with a weighted average interest rate of 2.9%.

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

The Credit Agreement, Securitization Facility, and senior notes contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions, dispositions, and total indebtedness. All of these instruments are cross-defaulted. The Company was in compliance with the agreements at September 30, 2001.


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

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases in fuel expense usually are not fully recovered. In
                                                                             13
the fourth quarter of 1999, fuel prices escalated rapidly and have remained high throughout 2000 and most of 2001. This has increased the Company's cost of operating.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The impact of the application of the provisions of this statement on the Company's financial position or results of operations upon adoption are not known at this time however the Company anticipates the standard will result in reducing the amortization of goodwill. As of September 30, 2001, the Company has approximately $11.1 million of unamortized goodwill and other intangible assets resulting in approximately $324,000 of annualized amortization expense.

In July the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the third quarter of 2001, diesel fuel expenses represented 15.6% of the Company's total operating expenses and 15.0% of total revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At September 30, 2001, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.39 per gallon. At September 30, 2001, the notional amount for purchase commitments during the remainder of 2001 was 1.5 million gallons. At September 30, 2001, the price of the notional 1.5 million gallons would have produced approximately $22,500 of additional fuel expense if the price of fuel remained the same as of September 30, 2001. At September 30, 2001, a ten percent increase in the price of fuel would produce approximately $177,000 of income to offset increased fuel prices. At September 30, 2001, a ten percent decrease in the price of fuel would produce approximately $200,000 of additional fuel expense. In addition, during the third quarter the Company entered into two heating oil commodity swap contracts to hedge its exposure to diesel fuel price fluctuations. These contracts are considered highly effective and each call for 6 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively, through December 31, 2002. At September 30, 2001 the cumulative fair value of these heating oil contracts was a liability of $99,000, which was recorded in accrued expenses with the offset to other comprehensive loss. The Company does not enter into contracts with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. During the first quarter of 2001, the Company entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. At September 30, 2001, the Company had drawn $44 million under the Credit Agreement. Approximately $24 million was subject to variable rates and the remaining $20 million was subject to interest rate swaps that fixed the interest rates at 5.16% and 4.75% plus the applicable margin per annum. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS 133 and consequently are marked to fair value through earnings. At September 30, 2001, the fair value of these interest rate swap agreements was ($0.9) million. Assuming the September 30, 2001 variable rate borrowings, each one-percentage point increase or decrease in LIBOR would affect the Company's pretax interest expense by $240,000 on an annualized basis.

The Company does not trade in derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Items 2, 3, 4, and 5. Not applicable

Item 6.  Exhibits and reports on Form 8-K.
     (a) Exhibits

Exhibit
Number   Reference    Description
3.1        (1)        Restated Articles of Incorporation.
3.2        (1)        Amended By-Laws dated September 27, 1994.
4.1        (1)        Restated Articles of Incorporation.
4.2        (1)        Amended By-Laws dated September 27, 1994.
10.1       (1)        Incentive Stock Plan filed as Exhibit 10.9.
10.2       (1)        401(k) Plan filed as Exhibit 10.10.
10.3       (2)        Amendment No. 2 to the Incentive Stock Plan, filed as
                      Exhibit 10.10.
10.4       (3)        Stock Purchase Agreement made and entered into as of
                      November 15, 1999, by and among Covenant Transport, Inc.,
                      a Tennessee corporation; Harold Ives; Marilu Ives, Tommy
                      Ives, Garry Ives, Larry Ives, Sharon Ann Dickson, and the
                      Tommy Denver Ives Irrevocable Trust; Harold Ives Trucking
                      Co.; and Terminal Truck Broker, Inc.
10.5       (4)        Outside Director Stock Option Plan, filed as Exhibit A.
10.6       (5)        Amendment No. 3 to the Incentive Stock Plan, filed as
                      Exhibit 10.10.
10.7       (5)        Amendment No. 1 to the Outside Director Stock Option Plan,
                      filed as Exhibit 10.11.
10.8       (6)        Amended and Restated Note Purchase Agreement dated
                      December 13, 2000, among Covenant Asset Management, Inc.,
                      Covenant Transport, Inc., and CIG & Co., filed as Exhibit
                      10.8.
10.9       (6)        Credit Agreement by and among Covenant Asset Management,
                      Inc., Covenant Transport, Inc., Bank of America, N.A., and
                      Lenders, dated December 13, 2000, filed as Exhibit 10.9.
10.10      (6)        Loan Agreement dated December 12, 2000, among CVTI
                      Receivables Corp., and Covenant Transport, Inc., Three
                      Pillars Funding Corporation, and Suntrust Equitable
                      Securities Corporation, filed as Exhibit 10.10.
10.11      (6)        Receivables Purchase Agreement dated as of December 12,
                      2000, among CVTI Receivables Corp., Covenant Transport,
                      Inc., and Southern Refrigerated Transport, Inc., filed as
                      Exhibit 10.11.
10.12      (7)        Clarification of Intent and Amendment No. 1 to Loan
                      Agreement dated March 7, 2001, filed as Exhibit 10.12.
10.13      (8)        Incentive Stock Plan, Amended and Restated as of May 17,
                      2001, filed as Appendix B.
-------------------------------------------------------------------------------
References:

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Form 10-Q for the quarter ended June 30, 1999.
(3)      Form 8-K for the event dated November 16, 1999.
(4)      Schedule 14A, filed April 13, 2000.
(5)      Form 10-Q for the quarter ended September 30, 2000.
(6)      Form 10-K for the year ended December 31, 2000.
(7)      Form 10-Q for the quarter ended March 31, 2001.
(8)      Schedule 14A, filed April 5, 2001.

      (b) A Form 8-K was filed on September 19, 2001, and a Form 8-K/A was filed on September 26, 2001, with respect to the change in the Company's certifying accountant.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COVENANT TRANSPORT, INC.


Date: November 13, 2001             /s/ Joey B. Hogan
                                    -----------------
                                    Joey B. Hogan
                                    Treasurer and Chief Financial Officer