Form 10-K405
period 2001-12-31
COVENANT TRANSPORT INC
filed 2002-04-01
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the Fiscal Year Ended December 31, 2001
                                       OR
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF THE
       SECURITIES  EXCHANGE  ACT OF 1934 (NO FEE REQUIRED).
       For the transition period from        to

Commission file number 0-24960

                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                        88-0320154
----------------------------------          -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

       400 Birmingham Highway
       Chattanooga, Tennessee                             37419
-----------------------------------------    ----------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  423/821-1212

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  $0.01 Par Value
                                                           Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97.2 million as of March 21, 2002 (based upon the $15.50 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 21, 2002, the registrant had 11,752,553 shares of Class A Common Stock and 2,350,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2002 annual meeting of stockholders that will be filed no later than April 29, 2002.

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

Item 3       Legal Proceedings                                              Page 7 herein

Item 4       Submission of Matters to a Vote of Security Holders            Page 7 herein

                                              Part II

Item 5       Market for the Registrant's Common Equity and
                Related Stockholder Matters                                 Page 8 herein

Item 6       Selected Financial Data                                        Page 9 herein
                                                                            Page 11 herein
Item 7       Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Item 7A      Quantitative and Qualitative Disclosures About Market Risk     Page 23 herein

Item 8       Financial Statements and Supplementary Data                    Page 25 herein

Item 9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         Page 25 herein

                                              Part III

Item 10      Directors and Executive Officers of the Registrant             Page 2-3 of Proxy Statement

Item 11      Executive Compensation                                         Pages 5-7 of Proxy Statement

Item 12      Security Ownership of Certain Beneficial Owners and
                Management                                                  Pages 8-9 of Proxy Statement

Item 13      Certain Relationships and Related Transactions                 Page 4 of Proxy Statement

                                              Part IV

Item 14      Exhibits, Financial Statement Schedules, and Reports on        Page 26 herein
                Form 8-K

-----------------------------------------

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

                                     PART I

ITEM 1.           BUSINESS

General

Covenant Transport, Inc. ("Covenant" or the "Company") is a truckload carrier that offers just-in-time and other premium transportation services for customers throughout the United States. Covenant was founded by David and Jacqueline Parker in 1985 with 25 tractors and 50 trailers. In sixteen years of operating, the Company's fleet has grown to 3,700 tractors and 7,702 trailers, and in 2001 revenue was $547.0 million. The Company has completed nine acquisitions since 1996, including four in the past three years. In September 1999, the Company purchased the trucking assets of ATW, Inc. ("ATW"), a long-haul team service carrier. ATW was based in Greensboro, North Carolina and generated approximately $40 million in annual revenue. In November 1999, the Company purchased all of the outstanding capital stock of Harold Ives Trucking Co. and Terminal Truck Broker, Inc. (together, "Harold Ives"), near Little Rock, Arkansas. In August 2000, the Company purchased certain trucking assets of Con-Way Truckload Services, Inc. ("CTS"), an $80 million annual truckload carrier headquartered in Fort Worth, Texas.

At December 31, 2001, the Company's corporate structure included Covenant Transport, Inc., a Nevada holding company organized in May 1994 and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation organized in November 1985; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; Southern Refrigerated Transport, Inc. ("SRT"), an Arkansas corporation; Tony Smith Trucking, Inc., an Arkansas corporation; Harold Ives Trucking Co., an Arkansas corporation; CVTI Receivables Corp. ("CRC"), a Nevada corporation, and Terminal Truck Broker, Inc., an Arkansas corporation.

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believes," "expects," "anticipates," "estimates," and "projects," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" in this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company's primary customers include manufacturers, retailers, and other transportation companies. Other transportation companies primarily consist of less than truckload and air freight carriers, third-party freight consolidators, and freight forwarders who seek Covenant's expedited and just-in-time service. In 2001, the transportation industry was the largest industry Covenant served. In the aggregate, subsidiaries of CNF, Inc. accounted for approximately 13% and 11% of Covenant's 2001 and 2000 revenue, respectively. No single customer or group accounted for 10% or more of the Company's revenue in 1999.

The Company operates throughout the United States and in parts of Canada and Mexico, with substantially all of its revenue generated from within the United States. Less than one percent of the Company's revenues were generated from Canada and Mexico in each of the last three fiscal years. All of the Company's assets are domiciled in the United States.

Covenant   conducts  its  operations  from  its   headquarters  in  Chattanooga,
Tennessee. The former Harold Ives Trucking operation has been centralized in Chattanooga as well. SRT's operations center remains in Ashdown, Arkansas.

Fleet managers at each operation center plan load coverage according to customer information requirements and relay pick-up, delivery, routing, and fueling instructions to the Company's drivers. The fleet managers attempt to route most of the Company's trucks over selected operating lanes. The resulting lane density assists the Company in balancing traffic between eastbound and westbound movements, reducing empty miles, and improving the reliability of delivery schedules.

Covenant utilizes proven technology, including the Qualcomm OmnitracsTM and SensortracsTM systems, to increase operating efficiency and improve customer service and fleet management. The Omnitracs system is a satellite based tracking and communications system that permits direct communication between drivers and fleet managers. The Omnitracs system also updates the tractor's position every 30 minutes to permit shippers and the Company to locate freight and accurately estimate pick-up and delivery times. The Company uses the Sensortracs system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. All of the Company's tractors have been equipped with the Qualcomm systems since 1995 and the Company has added Qualcomm systems, if necessary, to the tractors obtained in its acquisitions.

As an additional service to customers, the Company offers electronic data interchange and Internet-based data communication. These services allow customers and the Company to communicate electronically, permitting real-time information flow, reductions or eliminations in paperwork, and fewer clerical personnel, as customers can receive updates as to cargo position, delivery times, and other information. The Company also allows customers to communicate electronically in order to obtain information regarding delivery, local distribution, and account payment instructions. Since 1997, the Company has used a document imaging system to reduce paperwork and enhance access to important information.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to Covenant's success, and the Company has made each of these factors a primary element of its strategy. Driver-friendly operations are emphasized throughout the Company. The Company has implemented automated programs to signal when a driver is scheduled to be routed toward home, and fleet managers are assigned specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with the Company.

Covenant differentiates its primary dry van business from many shorter-haul truckload carriers by its use of driver teams. Driver teams permit the Company to provide expedited service over its long average length of haul, because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. Management believes that these teams contribute to greater equipment utilization than most carriers with predominately single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers the Company must recruit. At December 31, 2001, teams operated approximately 35% of the Company's tractors. The single driver fleets operate fewer miles per tractor and experience more empty miles but these factors are expected to be offset by higher revenue per loaded mile and the reduced employee expense of only one driver.

Covenant is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 2001, the Company employed approximately 5,021 drivers and approximately 1,094 nondriver personnel. Management believes that the Company has a good relationship with its personnel.

Revenue Equipment

Management believes that operating high quality, efficient equipment is an important part of providing excellent service to customers. The Company's historical policy has been to operate its tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. In conjunction with the extension of its trade cycle on tractors from three to four years, the Company purchased extended warranties on major components. The Company also orders most of its equipment with uniform specifications to reduce its parts inventory and facilitate maintenance.

The Company's fleet of 3,700 tractors had an average age of 25.6 months at December 31, 2001, and all tractors remained covered by manufacturer's warranties. Management believes that a late model tractor fleet is important to driver recruitment and retention and contributes to operating efficiency. The Company utilizes conventional tractors equipped with large sleeper compartments.

For the past several quarters, the nationwide inventory of used tractors has far exceeded demand. As a result, the market value of used tractors has fallen significantly below the carrying values recorded on the Company's financial statements. In 2001, the Company had extended the trade cycle on its tractors from three years to four years, which delayed any significant disposals into 2002 and later years. The market for used tractors has not significantly improved. As a result, the Company recorded a $15.4 million impairment charge related to approximately 1,770 model year 1998 through 2000 tractors in use in 2001. The Company will recognize additional expense on 325 model year 2000 tractors in the first quarter of 2002. The Company has negotiated a purchase and trade agreement with Freightliner Corporation covering the sale of the year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The Company's approximately 1,400 model year 2001 tractors, which are expected to be sold or traded in 2003 and 2004, are not affected by the charge.

At December 31, 2001, the Company's fleet of 7,702 trailers had an average age of 44.1 months. Approximately 88% of the Company's trailers were 53-feet long by 102-inch wide, dry vans. The Company also operated approximately 964 53-foot temperature-controlled trailers.

Competition

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. The Company targets primarily the market segment that demands premium services such as team, refrigerated and dedicated contract services. Management believes that this segment generally offers higher freight rates than the segment that is less dependent upon timely service and that the Company's size and use of driver teams are important in competing in this segment. The Company competes to some extent with railroads and rail-truck intermodal service but differentiates itself from rail and rail-truck intermodal carriers on the basis of service because rail and rail-truck intermodal movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service to customers with time-definite pick-up and delivery schedules.

Regulation

The Company is a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT. Management does not believe that regulation by the DOT or by the states in their remaining areas of authority has had a material effect on the Company's operations. The Company's employees and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The DOT has rated the Company "satisfactory" which is the highest safety and fitness rating.

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

Fuel Availability and Cost

The Company actively manages its fuel costs by routing the Company's drivers through fuel centers with which the Company has negotiated volume discounts. During 2001 the cost of fuel was in the range at which the Company received fuel surcharges. Even with the fuel surcharges, the high price of fuel decreased the Company's profitability. Although the Company historically has been able to pass through a substantial part of increases in fuel prices and taxes to customers in the form of higher rates and surcharges, the increases usually are not fully recovered. The Company does not collect surcharges on fuel used for non-revenue miles, out-of-route miles, or fuel used while the tractor is idling. At December 31, 2001, the Company had purchase commitments for approximately 55 million gallons in each of 2002 and 2003.

ITEM 2.  PROPERTIES

The Company's headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee, that include an office building of approximately 182,000 square feet, the Company's approximately 65,000 square-foot principal maintenance facility, a body shop of approximately 16,600 square feet, and a truck wash. Covenant maintains sixteen terminals located on its major traffic lanes in the following cities, with the facilities noted:

                                                             Driver
      Terminal Locations                  Maintenance     Recruitment      Sales          Ownership
      ------------------                  -----------     -----------      -----          ---------
      Chattanooga, Tennessee                   x               x             x              Owned
      Oklahoma City, Oklahoma                  x                                            Owned
      French Camp, California                                                               Leased
      Fontana, California                      x                                            Leased
      Long Beach, California                                                                Owned
      Dalton, Georgia                          x                             x              Owned
      Pomona, California                                                     x              Owned
      Hutchins, Texas                          x                                            Owned
      El Paso, Texas                                                                        Leased
      Laredo, Texas                                                                         Leased
      Delanco, New Jersey                                                                   Leased
      Indianapolis, Indiana                                                                 Leased
      Ashdown, Arkansas                        x               x             x              Owned
      Little Rock, Arkansas                    x                                            Owned
      Dayton, Ohio                                                                          Leased
      Greensboro, North Carolina                                                            Leased

The terminals provide a base for drivers in proximity to their homes, transfer locations for trailer relays on transcontinental routes, and parking space for equipment dispatch and maintenance.

ITEM 3.  LEGAL PROCEEDINGS AND INSURANCE

The Company from time to time is a party to litigation arising in the ordinary course of its business, most of which involves claims for personal injury and property damage incurred in the transportation of freight. In 2001, the Company maintained insurance covering losses in excess of a $250,000 deductible from cargo loss, physical damage claims, personal injury and property damage. The Company maintains a workers' compensation plan for its employees. Each of the primary insurance policies has a stop-loss limit of $1.0 million per occurrence, and the Company carries excess liability coverage, which management believes is adequate. The Company is not aware of any claims or threatened claims that might materially adversely affect its operations or financial position.

In the first quarter of 2002, the Company increased its deductibles to a combined $500,000 per occurrence, with each occurrence including the aggregate of liability, cargo, and physical damage coverage. In addition, the Company increased its workers' compensation deductible to $500,000 per occurrence.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2001, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company's Class A Common Stock is traded on the Nasdaq National Market, under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low sales price for the Company's Class A Common Stock as reported by Nasdaq from January 1, 2000 to December 31, 2001.


           Period                          High               Low

              Calendar Year 2000
                     1st Quarter        $ 18.250           $ 10.250
                     2nd Quarter        $ 15.875           $  7.563
                     3rd Quarter        $ 11.000           $  7.688
                     4th Quarter        $ 12.125           $  8.000

              Calendar Year 2001
                     1st Quarter        $ 16.313           $ 10.250
                     2nd Quarter        $ 17.560           $ 11.130
                     3rd Quarter        $ 15.500           $  9.100
                     4th Quarter        $ 16.700           $  9.310

As of March 25, 2002, the Company had approximately 48 stockholders of record of its Class A Common Stock. However, the Company estimates that it has approximately 2,200 stockholders because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

The Company has never declared and paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business and reduce the Company's indebtedness rather than to pay dividends. The payment of cash dividends is currently limited by agreements relating to the Company's $120 million line of credit. Future payments of cash dividends will depend upon the financial condition, results of operations, and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

(In thousands, except per share and operating data amounts)

                                                                         Years Ended December 31,
                                                     1997           1998            1999           2000            2001
                                              ----------------------------------------------------------------------------
Statement of Operations Data:
Operating revenue (1)                              $ 297,861      $ 370,546      $ 472,741       $ 552,429      $ 547,028
Operating expenses:
  Salaries, wages, and related expenses              131,522        164,589        202,420         239,988        239,411
  Fuel expense (2)                                    53,166         56,384         71,733          78,828         84,405
  Operations and maintenance                          20,802         23,842         29,112          34,817         37,779
  Revenue equipment rentals and
     purchased transportation                          8,492         24,250         49,260          76,131         65,069
  Operating taxes and licenses                         8,922         10,334         11,777          14,940         14,358
  Insurance and claims                                 9,007         11,936         14,096          18,907         27,838
  Communications and utilities                         3,533          4,328          5,682           7,189          7,439
  General supplies and expenses                        7,812          8,994         10,380          13,970         14,468
  Depreciation and amortization, including
    gains (losses) on disposition of
    equipment and impairment of assets (3)            26,482         30,192         35,591          38,879         56,324
                                              ----------------------------------------------------------------------------
        Total operating expenses                     269,738        334,849        430,051         523,649        547,091
                                              ----------------------------------------------------------------------------
        Operating income (loss)                       28,123         35,697         42,690          28,780           (63)
Other (income) expense:
  Interest expense                                     6,519          6,252          5,993           9,894          7,855
  Interest income                                      (246)          (328)          (480)           (520)          (328)
  Other                                                    -              -              -           (368)            799
                                              ----------------------------------------------------------------------------
        Total other (income) expense                   6,273          5,924          5,513           9,006          8,326
                                              ----------------------------------------------------------------------------
        Income (loss) before income taxes             21,850         29,773         37,177          19,774        (8,389)
Income tax expense (benefit)                           8,148         11,490         14,900           7,899        (1,727)
                                              ----------------------------------------------------------------------------
        Net income (loss)                          $  13,702      $  18,283      $  22,277       $  11,875      $ (6,662)
                                              ============================================================================

(1) Excludes fuel surcharges.
(2) Net of fuel surcharges of $2.4 million, -0-, $2.4 million, $25.3 million, and $19.5 million in 1997, 1998, 1999, 2000 and 2001, respectively.
(3) Includes a $15.4 million pre-tax impairment charge in 2001.

Basic earnings per share                           $    1.03      $    1.27      $    1.49       $    0.82      $  (0.48)
Diluted earnings per share                              1.03           1.27           1.48            0.82         (0.48)

Weighted average common shares
    outstanding                                       13,360         14,393         14,912          14,404         13,987

Adjusted weighted average common
   shares and assumed conversions                     13,360         14,440         15,028          14,533         13,987
   outstanding

                                                                          Years Ended December 31,
Selected Balance Sheet Data                          1997            1998           1999           2000            2001
                                             -----------------------------------------------------------------------------
Net property and equipment                         $ 161,621      $ 200,537      $ 269,034       $ 256,049      $ 231,536
Total assets                                         215,256        272,959        383,974         390,513        349,782
Long-term debt, less current maturities               80,812         84,331        140,497          74,295         24,000
Stockholders' equity                               $  95,597      $ 141,522      $ 163,852       $ 167,822      $ 161,902

Selected Operating Data:
Pre-tax margin                                          7.3%           8.0%           7.9%            3.6%         (1.5%)
Average revenue per loaded mile                     $   1.12       $   1.18       $   1.20        $   1.23       $   1.21
Average revenue per total mile                      $   1.07       $   1.10       $   1.11        $   1.13       $   1.12
Average revenue per tractor per week                $  3,059       $  3,045       $  3,078        $  2,790       $  2,737
Average miles per tractor per year                   149,117        144,000        144,601         128,754        127,714
Weighted average tractors for year (1)                 1,866          2,333          2,929           3,759          3,791
Total tractors at end of period (1)                    2,136          2,608          3,521           3,829          3,700
Total trailers at end of period (2)                    3,948          4,526          6,199           7,571          7,702

(1) Includes monthly rental tractors.
(2) Excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries ("Covenant" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Except for the historical information contained herein, the discussion in this annual report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment; the resale value of the Company's used equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail under "Factors that May Affect Future Results" herein.

During the three-year period ended December 31, 2001, the Company increased its revenue at a compounded annual growth rate of 13.9%, as revenue increased from $370.5 million in 1998 to $547.0 million in 2001. The growth in revenue resulted from internal expansion of the fleet and customer base as well as from acquisitions. The acquired operations generated approximately $185 million in combined revenue in the years prior to their acquisition. The revenue from new customers and acquired operations helped offset the loss of revenue from certain existing customers whose freight volumes were affected by the economy or who sought lower priced service. Due to a weak freight environment in much of 2000 and all of 2001, the Company has elected to constrain the size of the Company fleet until fleet production and profitability improve. The main constraints on internal growth are the ability to recruit and retain a sufficient number of qualified drivers and, in times of slower economic growth, to add profitable freight.

The Company's acquisitions of ATW, Harold Ives, and CTS have resulted in changes in several operating statistics and expense categories. These operations use predominately single-driver tractors, as opposed to the primarily team-driver tractor fleet historically operated by Covenant's long-haul operation. In addition, Covenant reduced the number of teams in its historical operation during 2001 as the economic recession resulted in decreased demand for expedited service. The single driver fleets operate fewer miles per tractor and experience more empty miles. The additional expenses and lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. In addition, the Company's refrigerated services must bear additional expenses of fuel for refrigeration units, pallets, and depreciation and interest expense of more expensive trailers associated with temperature controlled service. The Company's operating statistics and expenses are expected to continue to shift in future periods with the mix of single, team, and temperature-controlled operations.

The Company continues to obtain revenue equipment through its owner-operator fleet and finance equipment under operating leases. Over the past year, it has become more difficult to retain owner-operators due to the challenging operating conditions. The Company's owner-operator fleet decreased to an average of 360 in 2001 compared to an average of 509 in 2000 and an average of 285 in 1999. Owner-operators provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. The Company's use of operating leases has continued to grow. As of December 31, 2001, the Company had financed approximately 963 tractors and 2,564 trailers under operating leases as compared to 1,090 tractors and 1,541 trailers under operating leases as of December 31, 2000 and 717 tractors and 450 trailers financed under operating leases as of December 31, 1999. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pre-tax margin and net margin rather than operating ratio.

The Company's tractor leases generally run for a term of three years. With the extension of the tractor's trade cycle to approximately four years, the Company has been purchasing the leased tractors at the expiration of the lease term. To date the purchases have been financed through the Company's line of credit. As the tractors are purchased, the accounting switches to the accounting for owned equipment. Trailer leases generally run for a term of seven years with the first leases expiring in 2005. The Company has not determined whether it anticipates purchasing trailers at the end of these leases.

Effective  July 1, 2000,  the Company  combined its logistics  business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. ("TPC"). TPC operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 12.4% ownership in TPC. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) received on an annualized basis. Initially, the Company accounted for its 12.4% investment in TPC using the equity method of accounting. During the third quarter of 2001, TPC changed its filing status to a C corporation and as a result, management determined it appropriate to account for its investment using the cost method of accounting.

The following table sets forth the percentage relationship of certain items to revenue for each of the three years-ended December 31:

                                                                         1999          2000          2001
                                                                  -----------------------------------------
      Operating revenue                                                 100.0%        100.0%        100.0%
      Operating expenses:
        Salaries, wages, and related expenses                             42.8          43.4          43.8
        Fuel expense                                                      15.2          14.3          15.4
        Operations and maintenance                                         6.2           6.3           6.9
        Revenue equipment rentals and purchased
           Transportation                                                 10.4          13.8          11.9
        Operating taxes and licenses                                       2.5           2.7           2.6
        Insurance and claims                                               3.0           3.4           5.1
        Communications and utilities                                       1.2           1.3           1.4
        General supplies and expenses                                      2.2           2.5           2.6
        Depreciation and amortization, including gains
          (losses) on disposition of equipment and
          impairment of assets(1)                                          7.5           7.0          10.3
                                                                  -----------------------------------------
               Total operating expenses                                   91.0          94.8         100.0
                                                                  -----------------------------------------
               Operating income (loss)                                     9.0           5.2           0.0
      Other (income) expense, net                                          1.2           1.6           1.5
                                                                  -----------------------------------------
                Income before income taxes                                 7.9           3.6         (1.5)
      Income tax expense (benefit)                                         3.2           1.4         (0.3)
                                                                  -----------------------------------------

      Net income (loss)                                                   4.7%          2.1%        (1.2%)
                                                                  =========================================

(1) Includes a $15.4 million pre-tax impairment charge in 2001.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

Revenue decreased $5.4 million (1.0%), to $547.0 million in 2001, from $552.4 million in 2000. The Company's growth was affected by a 1.9% decrease in revenue per tractor per week to $2,737 in 2001 from $2,790 in 2000. The revenue per tractor per week decrease was primarily generated by a 0.8% lower utilization of equipment and a 1.3% lower rate per total mile due to a less robust freight environment. Weighted average tractors increased 0.9% to 3,791 in 2001 from 3,759 in 2000. Due to a weak freight environment, the Company has elected to constrain the size of its tractor fleet until profitability improves.

Salaries, wages, and related expenses decreased $0.6 million (0.2%), to $239.4 million in 2001, from $240.0 million in 2000. As a percentage of revenue, salaries, wages, and related expenses increased to 43.8% in 2001, from 43.4% in 2000. Even though the percentage of total miles driven by company trucks increased (89.8% in 2001 vs. 86.1% in 2000), wages for over the road drivers as a percentage of revenue decreased to 30.1% in 2001 from 30.6% in 2000, partially due to the Company implementing cost reduction strategies including a per diem pay program for its drivers during August 2001. The Company's payroll expense for employees other than over the road drivers increased to 6.7% of revenue in 2001 from 6.2% of revenue in 2000 due to growth in headcount and local drivers in the dedicated fleet. Health insurance, employer paid taxes, and workers' compensation increased to 6.6% of revenue in 2001, from 6.4% in 2000. The increase as a percentage of revenue was primarily the result of increased group health insurance claims in 2001 as compared to 2000.

Fuel expense increased $5.6 million (7.1%), to $84.4 million in 2001, from $78.8 million in 2000. As a percentage of revenue, fuel expense increased to 15.4% in 2001 from 14.3% in 2000. This increase was due to the increased usage of company trucks (due to the decrease in the Company's utilization of owner-operators, who pay for their own fuel purchases), lower quantities and less efficient pricing of fuel contracted using purchase commitments, and slightly lower fuel economy. These increases were partially offset by fuel surcharges, which amounted to $.043 per loaded mile or approximately $19.5 million in 2001 compared to $.057 per loaded mile or approximately $25.3 million in 2000. Fuel costs may be affected in the future by lower fuel mileage if government mandated emissions standards effective October 1, 2002, are implemented as scheduled.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, increased $3.0 million (8.5%), to $37.8 million in 2001, from $34.8 million in 2000. As a percentage of revenue, operations and maintenance increased to 6.9% in 2001, from 6.3% in 2000. The Company extended the trade cycle on its tractor fleet from three years to four years, which resulted in an increase in the number of required repairs.

Revenue equipment rentals and purchased transportation decreased $11.1 million (14.5%), to $65.1 million in 2001, from $76.1 million in 2000. As a percentage of revenue, revenue equipment rentals and purchased transportation decreased to 11.9% in 2001 from 13.8% in 2000. The decrease was primarily the result of a smaller fleet of owner-operators during 2001 (an average of 360 in 2001 compared to an average of 509 in 2000). Over the past year, it has become more difficult to retain owner-operators due to the challenging operating conditions. The smaller fleet resulted in lower payments to owner operators (8.0% of revenue in 2001 compared to 10.7% of revenue in 2000). Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The decrease from lower owner operator expense was partially offset by the Company entering into additional operating leases. As of December 31, 2001, the Company had financed approximately 963 tractors and 2,564 trailers under operating leases as compared to 1,090 tractors and 1,541 trailers under operating leases as of December 31, 2000. The equipment leases will increase this expense category in the future, while reducing depreciation and interest expense.

Operating taxes and licenses decreased $0.6 million (3.9%), to $14.4 million in 2001, from $14.9 million in 2000. As a percentage of revenue, operating taxes and licenses remained essentially constant at 2.6% in 2001 as compared to 2.7% in 2000.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $8.9 million (47.2%), to $27.8 million in 2001 from $18.9 million in 2000. As a percentage of revenue, insurance increased to 5.1% in 2001 from 3.4% in 2000. The increase is a result of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The deductible amount increased from $5,000 in 2000 to $250,000 in 2001. In 2002, the Company increased its deductible to $500,000. The Company's insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self insured retention.

Communications and utilities increased $0.3 million (3.5%), to $7.4 million in 2001, from $7.2 million in 2000. As a percentage of revenue, communications and utilities remained essentially constant at 1.4% in 2001 as compared to 1.3% in 2000.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.5 million (3.6%), to $14.5 million in 2001, from $14.0 million in 2000. As a percentage of revenue, general supplies and expenses remained essentially constant at 2.6% in 2001 and 2.5% in 2000.

Depreciation and amortization, including gains (losses) on disposition of equipment and impairment of assets, consisting primarily of depreciation of revenue equipment, increased $17.4 million (44.9%), to $56.3 million in 2001 from $38.9 million in 2000. As a percentage of revenue, depreciation and amortization increased to 10.3% in 2001 from 7.0% in 2000. The increase is primarily the result of a $15.4 million pre-tax impairment charge related to approximately 1,770 model year 1998 through 2000 tractors in use. The Company will recognize an additional impairment charge on 325 tractors in the first quarter of 2002. See "Impairment of Tractor Values and Future

Expense" below for additional information. The Company's approximately 1,400 model year 2001 tractors are not affected by the charge. The Company has increased the annual depreciation expense on the 2001 model year tractors to approximate the Company's recent experience with disposition values. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Loss on the sale of tractors and trailers was approximately $217,000 in 2001 compared to a gain of $1.0 million in 2000 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions, as well as goodwill from eight acquisitions. Goodwill amortization will cease beginning January 1, 2002, in accordance with SFAS 142 and the Company will evaluate goodwill and certain intangibles for impairment, annually prospectively beginning January 2002.

Other expense, net, decreased $0.7 million (7.6%), to $8.3 million in 2001, from $9.0 million in 2000. As a percentage of revenue, other expense remained essentially constant at 1.5% in the 2001 period from 1.6% in the 2000 period. Included in the other expense category is interest expense, interest income, and a $0.7 million pre-tax non-cash adjustment related to the accounting for interest rate derivatives under SFAS 133. Excluding the non-cash adjustment, other expense decreased $1.4 million (15.6%), to $7.6 million in the 2001 period from $9.0 million in the 2000 period. The decrease was the result of lower debt balances and interest rates.

As a result of the foregoing, the Company's pre-tax margin decreased to (1.5%) in 2001 compared with 3.6% in 2000.

The Company's income tax benefit for 2001 was $1.7 million or 20.6% of loss before income taxes. The Company's income tax expense for 2000 was $7.9 million or 39.9% of earnings before income taxes. In 2001, the effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

As a result of the factors described above, net earnings decreased $18.5 million (156.1%), to $6.6 million loss in 2001 (1.2% of revenue), from $11.9 million income in 2000 (2.1% of revenue). Prior to the $15.4 million pre-tax charge for impairment, net income and earnings per share for 2001 would have been $2.9 million and $0.21, respectively.

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

Salaries, wages, and related expenses increased $37.6 million (18.6%), to $240.0 million in 2000, from $202.4 million in 1999. As a percentage of revenue, salaries, wages, and related expenses increased to 43.4% in 2000, from 42.8% in 1999. Driver wages as a percentage of revenue remained essentially constant at 30.6% in 2000, and 30.7% in 1999. The Company increased driver wages in October 1999 and in April 2000. These increases were offset as the Company utilized more owner-operators and had a larger percentage of single-driver tractors from the operations of SRT, Harold Ives, and CTS, which only have one driver per tractor to be compensated. Non-driving employee payroll expense remained essentially constant at 6.2% of revenue in the 2000 period and 6.1% of revenue in the 1999 period. Health insurance, employer paid taxes, and workers' compensation increased to 6.4% of revenue in 2000, from 5.8% in 1999. The increase as a percentage of revenue was primarily the result of increased group health insurance claims in 2000 as compared to 1999.

Fuel expenses increased $7.1 million (9.9%), to $78.8 million in 2000, from $71.7 million in 1999. As a percentage of revenue, fuel expenses decreased to 14.3% in 2000 from 15.2% in 1999. During 2000, average fuel costs for the year increased approximately $0.34 per gallon versus 1999. The increase in 2000 was offset by fuel surcharges, which are included as a reduction in fuel cost, fuel hedges in the form of fixed price purchase commitments, and by the increased usage of owner-operators who pay for their own fuel purchases. Fuel surcharges amounted to nearly $.052 per total mile or approximately $25.3 million during 2000 compared with less than one cent per total mile or approximately $2.4 million during 1999. The Company's percentage of fuel purchases that are hedged was approximately 18.5% in 1999 and approximately 17.3% for the year 2000.

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

Operations and maintenance increased $5.7 million (19.6%), to $34.8 million in 2000, from $29.1 million in 1999. As a percentage of revenue, operations and maintenance remained essentially constant at 6.3% in 2000, and 6.2% in 1999.

Operating taxes and licenses increased $3.2 million (26.9%), to $14.9 million in 2000, from $11.8 million in 1999. As a percentage of revenue, operating taxes and licenses increased to 2.7% in 2000, from 2.5% in 1999, partially due to increased fleet size and additional property taxes related to facilities.

Insurance and claims, consisting primarily of premiums for liability, physical damage, and cargo damage insurance, and claims, increased $4.8 million (34.1%), to $18.9 million in 2000, from $14.1 million in 1999. As a percentage of revenue, insurance and claims increased to 3.4% in 2000, from 3.0% in 1999. The increase was primarily related to the Company experiencing an increase in the cost of one of its insurance lines in July 2000, an increase in the number of tractors and trailers damaged in accidents, and the payment of a claim to one of its customers that the insurance company had denied in the amount of approximately $500,000. The Company has other insurance lines that will be due for renewal in the first quarter of 2001. Management expects that an increase in insurance premiums and deductibles will cause this expense category to be higher in future periods.

Communications and utilities increased $1.5 million (26.5%), to $7.2 million in 2000, from $5.7 million in 1999. As a percentage of revenue, communications and utilities remained essentially constant at 1.3% in 2000 as compared to 1.2% in 1999.

General supplies and expenses, consisting primarily of headquarters and other terminal expenses, increased $3.6 million (34.6%), to $14.0 million in 2000, from $10.4 million in 1999. As a percentage of revenue, general supplies and expenses increased to 2.5% in 2000 from 2.2% in 1999. The 2000 increase was primarily the result of expenses incurred from the acquisitions related to ATW, Harold Ives, and CTS, as well as the addition of a driving school located in Arkansas.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $3.3 million (9.2%), to $38.9 million in 2000, from $35.6 million in 1999. As a percentage of revenue, depreciation and amortization decreased to 7.0% in 2000, from 7.5% in 1999, because the Company utilized more owner-operators, leased more revenue equipment through operating leases, and extended the depreciable life of the Company's trailers from seven years to eight years to conform with the Company's actual experience of equipment life. These factors offset lower revenue per tractor. Amortization expense relates to
deferred   debt  costs   incurred  and   covenants  not  to
compete from five acquisitions, as well as goodwill from eight acquisitions. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Gain on sale of tractors and trailers was approximately $1.0 million in 2000 and $67,000 in 1999. It is difficult to predict the gain
(loss) on the sale of equipment because the market value of used equipment varies from year to year. The unpredictability of gains (losses) could impact depreciation and amortization as a percentage of revenue. In the fourth quarter of 2000, the Company began reserving against tractor values, which will affect this line item in future periods.

Interest expense increased $3.5 million (63.4%), to $9.0 million in 2000, from $5.5 million in 1999. As a percentage of revenue, interest expense increased to 1.6% in 2000, from 1.2% in 1999, as the result of higher debt balances related to the acquisitions and the stock repurchase program as well as higher interest rates. The increase was partially offset by utilizing more owner-operators and leasing more revenue equipment.

As a result of the foregoing, the Company's pre-tax margin decreased to 3.6% in 2000 compared with 7.9% in 1999.

The Company's effective tax rate remained essentially constant at 39.9% in 2000, and 40.1% in 1999

As a result of the factors described above, net income decreased $10.4 million (46.7%), to $11.9 million in 2000 (2.1% of revenue), from $22.3 million in 1999 (4.7% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company's growth has required significant capital investments. The Company historically has financed its expansion requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at December 31, 2001, were funds provided by operations, proceeds under the Securitization Facility (as defined below), borrowings under its primary credit agreement, which had maximum available borrowing of $120.0 million at December 31, 2001 (the "Credit Agreement") and operating leases of revenue equipment. The Company believes its sources of liquidity are adequate to meet its current and projected needs.

Net cash provided by operating activities was $73.8 million in 2001, $48.7 million in 2000 and $44.5 million in 1999. The 51.6% increase in cash flows from operations in 2001 was primarily due to improved billing and collection of accounts receivable, increases in the insurance claims accrual, and a large increase in depreciation and amortization, associated with the $15.4 million pre-tax impairment charge. The Company's number of days sales in accounts receivable decreased to 41 days in 2001 from 43 days in 2000.

Net cash used in investing activities was $31.3 million in 2001, $33.3 million in 2000 and $80.8 million in 1999. In 2001, approximately $15 million was related to the financing of the Company's headquarters facility, which was previously financed through an operating lease that expired in March 2001. The Company financed the facility using proceeds from the Credit Agreement. Capital expenditures in 2001 decreased because the Company did not expand its fleet and lengthened its tractor trade cycle. Anticipated capital expenditures are expected to increase again in 2002 as the Company has agreed to purchase and trade approximately 1,000 tractors and 1,200 trailers. During the 2000 period, investing activity was used to invest in TPC and to acquire the assets of CTS. Approximately $7.7 million represented the purchase price for the assets and business of CTS, of which approximately $2.6 million was allocated to goodwill. During 2000 and 2001, capital expenditures were lower than previous years due to the Company's planned slower fleet growth. The Company expects capital expenditures, primarily for revenue equipment (net of trade-ins) to be approximately $75.0 million in 2002, exclusive of acquisitions.

Net cash used in financing activities was $44.3 million in 2001, $14.1 million in 2000 and in 1999 net cash provided by financing activities was $34.5 million. During 2001, the Company reduced outstanding balance sheet debt by $45.5 million. At December 31, 2001, the Company had outstanding debt of $97.3 million, primarily consisting of $48.1 million in the Securitization Facility, $26.0 million drawn under the Credit Agreement, $20.0 million in 10-year senior notes, a $3.0 million interest bearing note to the former primary stockholder of SRT, and $150,000 in notes related to non-compete agreements. Interest rates on this debt range from 2.0% to 7.4%. During the first quarter of 2002, the senior notes were paid in full using borrowings from the Credit Agreement.

In 2000, the Company authorized a stock repurchase plan for up to 1.5 million shares to be purchased in the open market or through negotiated transactions. In 2000, a total of 971,500 shares had been purchased with an average price of $8.17. During 2001, the Company did not purchase any additional shares through the repurchase plan. The stock repurchase program has no expiration date.

During the third quarter of 2000, the Company combined its logistics business with the logistics businesses of five other transportation companies into TPC. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 12.4% ownership in TPC.

In December 2000, the Company entered into the Credit Agreement with a group of banks, which matures December 2003. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At December 31, 2001, the margin was 1.25%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp.

The Credit Agreement has a maximum borrowing limit of $120.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or $120.0 million. Letters of credit are limited to an aggregate commitment of $20.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of December 31, 2001, the Company had borrowings under the Credit Agreement in the amount of $26.0 million with a weighted average interest rate of 3.2%.

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CVTI Receivables Corp. ("CRC"), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. As discussed in the financial statement footnotes, the net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 2001, there were $48.1 million in proceeds received.

The Company's headquarters facility was originally financed under a "build to suit" operating lease. This operating lease expired March 2001, and the Company financed the approximately $14.4 million balance under the Credit Agreement. The Company has completed the construction of an approximately 100,000 square foot addition to the office building and has completed improvements on an additional 58 acres of land. The cost of these activities in 2001 was approximately $15 million, which was also financed under the Credit Agreement.

In October 1995, the Company issued $25 million in ten-year senior notes to an insurance company. The notes were amended in 2000 and the remaining $20 million balance was paid off in March 2002.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. The Company is in compliance with the Credit Agreement and Securitization Facility after receiving a waiver under the Securitization Facility relating to the Chapter 11 filing by Kmart Corporation.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management's estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

The Company's critical accounting policies include the following:

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. The Company records revenue on a net basis for transactions on which it functioned as a broker in 1999 and 2000 and for fuel surcharges in 1999, 2000, and 2001, of $2.4 million, $25.3 million, and $19.5 million, respectively.

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

Impairment of Long-Lived Assets - The Company ensures that long-lived assets to be disposed of are reported at the lower of the carrying value or the fair value less costs to sell. The Company evaluates the carrying value of long-lived assets held for use for impairment losses by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company adjusts the carrying value of the underlying assets if the sum of expected undiscounted cash flows is less than the carrying value. Impairment can be impacted by management's projection of future cash flows, the level of cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals.

Insurance and Other Claims - The Company's insurance program for liability, workers compensation, group medical, property damage, cargo loss and damage, and other sources involves self insurance with high risk retention levels. In 2001, the Company adopted an insurance program with significantly higher deductibles. The deductible amount was increased from an aggregate $12,500 to $250,000 in 2001. The Company plans to increase the deductible to $500,000 in 2002. Losses in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self insured retention.

Derivative Instruments and Hedging Activities - The Company engages in activities that expose it to market risks, including the effects in changes in interest rates and fuel prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. Hedging activities could defer the recognition of losses to future periods. All derivatives are recognized on the balance sheet at their fair values. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

Lease Accounting - The Company leases a significant portion of its tractor and trailer fleet using operating leases. Substantially all of the leases have residual value guarantees under which the Company must insure that the lessor receives a negotiated amount for the equipment at the expiration of the lease. In accordance with SFAS No. 13, Accounting for Leases, the rental expense under these leases is reflected as an operating expense under "revenue equipment rentals and purchased transportation." Operating leases are carried off balance sheet in accordance with SFAS No. 13.

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

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. In the fourth quarter of 1999, fuel prices escalated rapidly and have remained high throughout most of 2001. This has increased the Company's cost of operating.

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

The table below sets forth quarterly information reflecting the Company's equipment utilization (miles per tractor per period) during 1999, 2000, and 2001. The Company believes that equipment utilization more accurately demonstrates the seasonality of its business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                           Equipment Utilization Table
                         (Miles Per Tractor Per Period)

                                     First Quarter     Second Quarter     Third Quarter    Fourth Quarter
                                    -----------------------------------------------------------------------
               1999                     33,739             37,011            37,585            36,132

               2000                     31,095             31,869            32,948            32,784

               2001                     30,860             32,073            32,496            32,286

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of factors, over which the Company has little or no control, may affect the Company's future results. Factors that might cause such a difference include, but are not limited to, the following:

Economic Factors - Negative economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and higher interest rates could impair the Company's operating results by decreasing equipment utilization or increasing costs of operations.

Fuel Price - The price of diesel fuel escalated rapidly in late 1999 and continued at high levels until the third quarter of 2001. It has fluctuated significantly since that time. Fuel is one of the Company's largest operating expenses, and high fuel prices have a negative impact on the Company's profitability. Significant fluctuations can make collection of fuel surcharges more difficult. Continued high fuel prices and fluctuations may affect the Company's future results. In addition, the Company's volume purchase commitments during 2002 and 2003 obligate the Company to purchase approximately 55 million gallons in each year, for a total of 110 million gallons of fuel. Rising prices of fuel will negatively impact the Company's profitability to the extent of purchase commitments, less the effects of fixed price arrangements and financial hedges.

Resale of Used Revenue Equipment - Prior to 2000, the Company historically recognized a gain on the sale of its revenue equipment. The market for used tractors experienced a sharp drop in late 1999 and into 2000, low resale values continued into 2001 and led to the impairment charge described herein. The prices of used trailers also are depressed. If the prices for used equipment remain depressed, the Company could find it necessary to dispose of its equipment at lower prices, increase its depreciation expense, and/or retain some of its equipment longer, with a resulting increase in operating expenses.

Recruitment, Retention, and Compensation of Qualified Drivers - Competition for drivers is intense in the trucking industry. There historically has been, and continues to be, an industry-wide shortage of qualified drivers. This shortage could force the Company to significantly increase the compensation it pays to driver employees, curtail the Company's growth, or experience the adverse effects of tractors without drivers.

Competition - The trucking industry is highly competitive and fragmented. The Company competes with other truckload carriers, private fleets operated by existing and potential customers, railroads, rail-intermodal service, and to some extent with air-freight service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than the Company. The Company's results could suffer if it is forced to compete solely on the basis of rates.

Regulation  -  The  trucking   industry  is  subject  to  various   governmental
regulations. The DOT is considering a proposal that may limit the hours-in-service during which a driver may operate a tractor and a proposal that would require installing certain safety equipment on tractors. The EPA has promulgated air emission standards that are expected to increase the cost of tractor engines and reduce fuel mileage. The Department of Labor has proposed and may act upon ergonomics regulations that could affect operating costs and efficiency. Although the Company is unable to predict the nature of any changes in regulations, the cost of any changes, if implemented, may adversely affect the profitability of the Company.

Insurance and claims - In 2001 and again in early 2002, the Company adopted an insurance program with significantly higher deductibles. An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated could have a materially adverse effect on the Company's profitability.

Acquisitions - A significant portion of the Company's growth has occurred through acquisitions, and acquisitions are an important component of the Company's growth strategy. Management must continue to identify desirable target companies and negotiate, finance, and close acceptable transactions or the Company's growth could suffer.

New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. The impact of the application of the provisions of this statement on the Company's financial position or results of operations upon adoption are not expected to have a material impact, however the Company anticipates the standard will result in reducing the amortization of goodwill. As of December 31, 2001, the Company has approximately $11.0 million of unamortized goodwill resulting in approximately $307,000 of annualized amortization expense.

The Company was required to adopt the provisions of SFAS No. 141 effective June 30, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill acquired in business combinations completed before July 1, 2001 is no longer being amortized after December 31, 2001.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for the Company's fiscal year beginning in 2003 and is not expected to materially impact the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes discontinued operations and how the results of discontinued operations are to be measured and presented. SFAS 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

IMPAIRMENT OF TRACTOR VALUES AND FUTURE EXPENSE

For the past several quarters, the nationwide inventory of used tractors has far exceeded demand. As a result, the market value of used tractors has fallen significantly below both historical levels and the carrying values on the Company's financial statements. The Company had extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve during the remaining portion of the year.

The Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under applicable accounting rules. In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment, and during the fourth quarter of 2001, the Company recognized an approximately $15.4 million pre-tax charge to reflect an impairment in tractor values. The charge related to approximately 1,770 of the Company's approximately 2,100 model year 1998 through 2000 in-use tractors.

The Company expects to purchase approximately 325 tractors during the first quarter of 2002. The Company has evaluated those tractors for impairment using the same method and anticipates recording an approximate $3.3 million pre-tax impairment charge in the first quarter of 2002.

The approximately 1,400 model year 2001 tractors are not affected by either impairment charge. The Company evaluated the 2001 model year tractors for impairment and determined that such units were not impaired at the time of the analysis. These units are not expected to be disposed of for 24 to 36 months following December 31, 2001. The Company has adjusted the depreciation rate of the model year 2001 tractors to approximate its recent experience with disposition values. This is expected to increase depreciation expense by approximately one half cent per mile before tax annually. Although management believes the additional depreciation will bring the carrying values of the model year 2001 tractors in line with future disposition values, the Company does not have trade-in agreements covering those tractors. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade.

Because of the adverse change from historical purchase prices and residual values, the annual expense per tractor on model year 2003 and 2004 tractors is expected to be higher than the annual expense on the model year 1999 and 2000 units being replaced. Management expects the increase in depreciation expense to be approximately one-half cent per mile pre-tax during the first year and grow to approximately one cent per mile pre-tax as all of these new units are delivered. By the time the model year 2001 tractors are traded and entire fleet is converted, management expects the total increase in expense to be approximately one and one-half cent pre-tax per mile. If the tractors are leased instead of purchased, the references to increased depreciation would be reflected as additional lease expense.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For 2001, diesel fuel expenses represented 15.4% of the Company's total operating expenses and 15.4% of total revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At December 31, 2001, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.17 per gallon. At December 31, 2001, the notional amount for purchase commitments during 2002 and 2003 was approximately 55 million gallons in each year. At December 31, 2001, the price of the notional 55 million gallons would have produced approximately $2.0 million of additional fuel expense if the price of fuel remained the same as of December 31, 2001. At December 31, 2001, a ten percent increase in the price of fuel would produce approximately $4.4 million of income to offset increased fuel expense. At December 31, 2001, a ten percent decrease in the price of fuel would produce approximately $6.5 million of additional fuel expense. In addition, during the third quarter the Company entered into two heating oil commodity swap contracts to hedge its exposure to diesel fuel price fluctuations. These contracts, being highly effective at achieving offsetting cash flows, have been designated as cash flow hedges of forecasted diesel fuel purchases, and each calls for 6 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively, through December 31, 2002. At December 31, 2001 the cumulative fair value of these heating oil contracts was a liability of $1.2 million, which was recorded in accrued expenses with the offset to other comprehensive loss. The Company does not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor does it trade in these instruments when there are no underlying related exposures.


INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. During the first quarter of 2001, the Company entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. At December 31, 2001, the Company had drawn $26 million under the Credit Agreement. Approximately $6 million was subject to variable rates and the remaining $20 million was subject to interest rate swaps that fixed the interest rates at 5.16% and 4.75% plus the applicable margin per annum. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At December 31, 2001, the fair value of these interest rate swap agreements was a liability of $0.7 million. Assuming the December 31, 2001 variable rate borrowings, each one-percentage point increase or decrease in LIBOR would affect the Company's pre-tax interest expense by $60,000 on an annualized basis, excluding the portion of variable rate debt covered by cancelable interest rate swaps, and the effect of changes in fair values resulting from those swaps.

The Company does not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor does it trade in these instruments when there are no underlying related exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited consolidated balance sheets, statements of operations, cash flows, stockholders' equity and comprehensive loss, and notes related thereto, are contained at Pages 29 to 48 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the third quarter of 2001, the Company solicited and received formal proposals for accounting and tax services from several accounting firms. Effective September 12, 2001 the Company (a) engaged KPMG LLP as independent accountants and (b) dismissed PricewaterhouseCoopers LLP ("PWC LLP") as independent accountants. The decision to change accountants was approved by the Company's Board of Directors.

The reports of PWC LLP for the past two fiscal years contained no adverse opinion, disclaimer of opinion, or opinion that was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and subsequent interim periods preceding the effective date of the change in accountants there were no:

     1. disagreements between the Company and PWC LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC LLP, would have caused them to make reference to the subject matter of the disagreements in their reports.

     2.   reportable   events   involving  PWC  LLP  that  would  have  required
          disclosure under Item 304(a)(1)(v) of Regulation S-K.


     3. consultations between the Company and KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on Pages 2 to 3 and Page 11 of the Registrant's Proxy Statement for the 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference; provided, that the "Audit Committee Report for 2001" and the Stock Performance Graph contained in the Proxy Statement are not incorporated by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal
Stockholders and Management" on Pages 8 to 9 of the Proxy Statement is incorporated herein by reference.

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

The Company's audited consolidated financial statements are set forth at the following pages of this report:

Independent Auditors' Report - KPMG LLP......................................29
Report of Independent Accountants - PricewaterhouseCoopers LLP...............30
Consolidated Balance Sheets..................................................31
Consolidated Statements of Operations........................................32
Consolidated Statements of Stockholders' Equity and Comprehensive Loss.......33
Consolidated Statements of Cash Flows........................................34
Notes to Consolidated Financial Statements...................................35

     2.   Financial Statement Schedules.

Financial statement schedules are not required because all required information is included in the financial statements.

     3.   Exhibits.

See list under Item 14(c) below, with management compensatory plans and arrangements being listed under Exhibits 10.1, 10.2, 10.3, and 10.9.

(b)  Reports on Form 8-K during the fourth quarter ended December 31, 2001.

There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2001.

(c)  Exhibits

Exhibit
Number            Reference         Description
3.1               (1)               Restated Articles of Incorporation.
3.2               (1)               Amended By-Laws dated September 27, 1994.
4.1               (1)               Restated Articles of Incorporation.
4.2               (1)               Amended By-Laws dated September 27, 1994.
10.1              (1)               401(k) Plan filed as Exhibit 10.10.
10.2              (2)               Outside Director Stock Option Plan, filed as Exhibit A.
10.3              (3)               Amendment  No. 1 to the Outside  Director  Stock Option Plan,  filed as Exhibit
                                    10.11.
10.4              (4)               Amended and Restated Note Purchase Agreement dated December 13, 2000, among Covenant Asset Management, Inc., Covenant Transport, Inc., and CIG &
                                    Co., filed as Exhibit 10.8.
10.5              (4)               Credit Agreement by and among Covenant Asset Management, Inc., Covenant
                                    Transport, Inc., Bank of America, N.A., and Lenders, dated December 13, 2000, filed as Exhibit 10.9.
10.6              (4)               Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., and Covenant Transport, Inc., Three Pillars Funding Corporation, and Suntrust
                                    Equitable Securities Corporation, filed as Exhibit 10.10.
10.7              (4)               Receivables Purchase Agreement dated as of December 12, 2000, among CVTI
                                    Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated
                                    Transport, Inc., filed as Exhibit 10.11.
10.8              (5)               Clarification of Intent and Amendment No. 1 to Loan Agreement dated
                                    March 7, 2001, filed as Exhibit 10.12.
10.9              (6)               Incentive  Stock  Plan,  Amended  and  Restated  as of May 17,  2001,  filed as
                                    Appendix B.
16                (7)               Letter  of   PricewaterhouseCoopers   LLP   regarding   change  in   certifying
                                    accountant.
21                (4)               List of Subsidiaries.
23.1              #                 Independent Auditors' Consent - KPMG LLP.
23.2              #                 Independent Auditors' Consent - PricewaterhouseCoopers LLP.

-------------------------------------------------------------------------------
References:

Previously filed as an exhibit to and incorporated by reference from:

1)       Form S-1, Registration No. 33-82978, effective October 28, 1994.
2)       Schedule 14A, filed April 13, 2000.
3)       Form 10-Q for the quarter ended September 30, 2000.
4)       Form 10-K for the year ended December 31, 2000.
5)       Form 10-Q for the quarter ended March 31, 2001.
6)       Schedule 14A, filed April 5, 2001.
7)       Form 8-K/A filed September 26, 2001.
#        Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COVENANT TRANSPORT, INC.

Date:  March 27, 2002                       By: /s/ Joey B. Hogan
     -----------------                         -------------------------
                                                Joey B. Hogan
                                                Senior Vice President and Chief
                                                Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Position                                      Date
/s/ David R. Parker        Chairman of the Board, President, and Chief
David R. Parker            Executive Officer (principal executive officer)      March 27, 2002

/s/ Joey B. Hogan          Senior Vice President and Chief Financial Officer
Joey B. Hogan              (principal financial and accounting officer)         March 27, 2002

/s/ R. H. Lovin, Jr.
R. H. Lovin, Jr.           Director                                             March 27, 2002

/s/ Michael W. Miller
Michael W. Miller          Director                                             March 27, 2002

/s/ William T. Alt
William T. Alt             Director                                             March 27, 2002

/s/ Robert E. Bosworth
Robert E. Bosworth         Director                                             March 27, 2002

/s/ Hugh O. Maclellan, Jr.
Hugh O. Maclellan, Jr.     Director                                             March 27, 2002

/s/ Mark A. Scudder
Mark A. Scudder            Director                                             March 27, 2002

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Covenant Transport, Inc.

     We have audited the accompanying consolidated balance sheet of Covenant Transport, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transport, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Atlanta, Georgia
March 15, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Covenant Transport, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Covenant Transport, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Knoxville, Tennessee
February 2, 2001

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                        (In thousands, except share data)

                                                                                               2000                   2001
                                                                                      -------------------     -----------------
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                                     $  2,287              $    383
  Accounts receivable, net of allowance of $1,263 in 2000 and
    $1,623 in 2001                                                                                72,482                62,540
  Drivers advances and other receivables                                                          11,393                 4,002
  Inventory and supplies                                                                           2,949                 3,471
  Prepaid expenses                                                                                13,914                11,824
  Deferred income taxes                                                                            2,590                 6,630
  Income taxes receivable                                                                          3,651                 4,729
                                                                                      -------------------     -----------------
Total current assets                                                                             109,266                93,579

Property and equipment, at cost                                                                  356,630               369,069
Less accumulated depreciation and amortization                                                   100,581               137,533
                                                                                      -------------------     -----------------
Net property and equipment                                                                       256,049               231,536

Other assets                                                                                      25,198                24,667
                                                                                      -------------------     -----------------

Total assets                                                                                    $390,513              $349,782
                                                                                      ===================     =================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                             6,505                20,150
  Securitization facility                                                                         62,000                48,130
  Accounts payable                                                                                 6,988                 7,241
  Accrued expenses                                                                                15,919                17,871
  Insurance and claims accrual                                                                     1,257                11,854
                                                                                      -------------------     -----------------
Total current liabilities                                                                         92,669               105,246

  Long-term debt, less current maturities                                                         74,295                29,000
  Deferred income taxes                                                                           55,727                53,634
                                                                                      -------------------     -----------------
Total liabilities                                                                                222,691               187,880

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares
    authorized; 12,566,850 and 12,680,483 shares issued and 11,595,350 and
    11,708,983 outstanding as of 2000 and 2001, respectively                                         126                   127
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 2000 and 2001                                       24                    24
  Additional paid-in-capital                                                                      78,343                79,832
  Other comprehensive loss                                                                             -                 (748)
  Treasury Stock at cost; 971,500 shares as of December 31, 2000 and 2001                        (7,935)               (7,935)
  Retained earnings                                                                               97,264                90,602
                                                                                      -------------------     -----------------
Total stockholders' equity                                                                       167,822               161,902
                                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                                      $390,513              $349,782
                                                                                      ===================     =================

          See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                      (In thousands, except per share data)

                                                                             1999              2000              2001
                                                                     ----------------  ----------------  ---------------
Revenue (excluding fuel surcharges)                                         $472,741          $552,429         $547,028

Operating expenses:
  Salaries, wages, and related expenses                                      202,420           239,988          239,411
  Fuel expense, net of fuel surcharges (1)                                    71,733            78,828           84,405
  Operations and maintenance                                                  29,112            34,817           37,779
  Revenue equipment rentals and purchased
     transportation                                                           49,260            76,131           65,069
  Operating taxes and licenses                                                11,777            14,940           14,358
  Insurance and claims                                                        14,096            18,907           27,838
  Communications and utilities                                                 5,682             7,189            7,439
  General supplies and expenses                                               10,380            13,970           14,468
  Depreciation and amortization, including gains (losses) on
    disposition of equipment and impairment of assets (2)                     35,591            38,879           56,324
                                                                     ----------------  ----------------  ---------------
Total operating expenses                                                     430,051           523,649          547,091
                                                                     ----------------  ----------------  ---------------
Operating income (loss)                                                       42,690            28,780             (63)
Other (income) expenses:
  Interest expense                                                             5,993             9,894            7,855
  Interest income                                                              (480)             (520)            (328)
  Other                                                                            -             (368)              799
                                                                     ----------------  ----------------  ---------------
Other (income) expenses, net                                                   5,513             9,006            8,326
                                                                     ----------------  ----------------  ---------------
Income (loss) before income taxes                                             37,177            19,774          (8,389)
Income tax expense (benefit)                                                  14,900             7,899          (1,727)
                                                                     ----------------  ----------------  ---------------
Net income (loss)                                                           $ 22,277          $ 11,875       $  (6,662)
                                                                     ================  ================  ===============

Basic earnings (loss) per share:                                               $1.49             $0.82          ($0.48)
Diluted earnings (loss) per share:                                             $1.48             $0.82          ($0.48)


Weighted average shares outstanding                                           14,912            14,404           13,987

Adjusted weighted average shares and assumed conversions
    Outstanding                                                               15,028            14,533           13,987

(1) Fuel surcharges were $2.4 million in 1999, $25.3 million in 2000, and $19.5 million in 2001.
(2) Includes a $15.4 million pre-tax impairment charge in 2001.


          See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                 (In thousands)

                                   Class A       Class B      Additional                   Other                        Total
                                    Common        Common       Paid-In      Treasury   Comprehensive    Retained    Stockholders'
                                    Stock         Stock        Capital       Stock         Loss         Earnings       Equity
                                 --------------------------------------------------------------------------------------------------
Balances at December 31, 1998             126            24        78,261          --             --        63,112        141,523


Exercise of employee stock options         --            --            52          --             --            --             52

Net income                                 --            --            --          --             --        22,277         22,277
                                 --------------------------------------------------------------------------------------------------

Balances at December 31, 1999             126            24        78,313          --             --        85,389        163,852

Exercise of employee stock options         --            --            30          --             --            --             30

Stock repurchase                           --            --            --     (7,935)             --            --        (7,935)

Net income                                 --            --            --          --             --        11,875         11,875
                                 --------------------------------------------------------------------------------------------------

Balances at December 31, 2000            $126          $ 24       $78,343   $ (7,935)             --      $ 97,264      $ 167,822

Exercise of employee stock options          1            --         1,270          --             --            --          1,271

Income tax benefit arising from the
 exercise of stock options                 --            --           219          --             --            --            219

Comprehensive loss:

Unrealized loss on cash flow
 hedging derivatives, net of taxes         --            --            --          --          (748)            --          (748)

Net loss                                   --            --            --          --             --       (6,662)        (6,662)
                                                                                                                    --------------

Total comprehensive loss                                                                                                  (7,410)
                                 --------------------------------------------------------------------------------------------------

Balances at December 31, 2001            $127          $ 24       $79,832   $ (7,935)         $(748)       $90,602      $ 161,902
                                 ==================================================================================================

          See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                 (In thousands)

                                                                      1999               2000                2001
                                                             -------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                    $22,277            $11,875            ($6,662)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on receivables                                  131                535                 722
    Depreciation, amortization, and impairment of assets (1)          35,658             39,181              56,107
    Equity in earnings of affiliate                                       --                376                 140
    Deferred income taxes                                              9,137              6,180             (5,674)
    Loss/gain on disposition of property and equipment                  (67)            (1,032)                 217
    Changes in operating assets and liabilities:
      Receivables and advances                                      (11,974)            (3,965)              16,610
      Prepaid expenses                                               (3,321)            (4,358)               2,090
      Tire and parts inventory                                         (750)                 97               (522)
      Accounts payable and accrued expenses                          (6,606)              (228)              10,736
                                                             -------------------------------------------------------
Net cash provided by operating activities                             44,485             48,661              73,764

Cash flows from investing activities:
  Acquisition of property and equipment                            (101,653)           (71,427)            (55,466)
  Proceeds from disposition of property and equipment                 46,632             51,108              24,705
  Acquisition of business                                           (25,806)            (7,658)               (564)
  Investment in TPC                                                       --            (5,307)                  --
                                                             -------------------------------------------------------
Net cash used in investing activities                               (80,827)           (33,284)            (31,325)

Cash flows from financing activities:
  Exercise of stock options                                               52                 30               1,271
  Proceeds from issuance of debt                                      93,500            174,119              54,000
  Repayments of long-term debt                                      (62,503)          (176,034)            (99,519)
  Repurchase of Company stock                                             --            (7,935)                  --
  Other                                                                (186)              (717)                (95)
  Checks in excess of bank balance                                     3,599            (3,599)                  --
                                                             -------------------------------------------------------
Net cash provided by (used in) financing activities                   34,462           (14,136)            (44,343)
                                                             -------------------------------------------------------

Net change in cash and cash equivalents                              (1,880)              1,241             (1,904)

Cash and cash equivalents at beginning of period                       2,926              1,046               2,287
                                                             -------------------------------------------------------
Cash and cash equivalents at end of period                            $1,046             $2,287                $383
                                                             =======================================================

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest                                                          $5,823            $10,410              $7,880
    Income taxes                                                     $12,108             $2,645                $967
                                                             =======================================================

(1) Includes a $15.4 million pre-tax impairment charge in 2001.

          See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 2000 AND 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Covenant Transport, Inc. (the "Company") is a long-haul truckload carrier that offers premium transportation services, such as team, refrigerated and dedicated contract services, to customers throughout the United States. The Company operations comprise a single segment for financial reporting purposes.

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

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. The Company records revenue on a net basis for transactions on which it functioned as a broker in 1999 and 2000 and for fuel surcharges in 1999, 2000, and 2001, of $2.4 million, $25.3 million, and $19.5 million, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories and supplies- Inventories and supplies consist of parts, tires, fuel and supplies. Tires on new revenue equipment are capitalized as a component of the related equipment cost when the vehicle is placed in service and recovered through depreciation over the life of the vehicle. Replacement tires and parts on hand at year end are recorded at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method. Replacement tires are expensed when placed in service.

Goodwill - In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead  tested  for  impairment  at  least  annually  in  accordance  with  the provisions of SFAS No. 142. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. The impact of the application of the provisions of this statement on the Company's financial position or results of operations upon adoption are not expected to have a material impact, however the Company anticipates the standard will result in reducing the amortization of goodwill. As of December 31, 2001, the Company has approximately $11.0 million of unamortized goodwill resulting in approximately $307,000 of annualized amortization expense.

Intangible Assets - The Company periodically evaluates the net realizability of the carrying amount of intangible assets. Non-compete agreements are amortized over the life of the agreement, deferred loan costs are amortized over the life of the loan and goodwill has been amortized as described above.

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Historically, revenue equipment had been depreciated over five to seven years with salvage values ranging from 25% to 33 1/3%. During 2000, the Company extended its estimate for the useful life of its dry van trailers from seven to eight years and increased the salvage value to approximately 48% of cost. The Company based its decision on recent experience and expected future utilization. Gains or losses on disposal of revenue equipment are included in depreciation in the statements of operations. In 2001, the Company recognized a $15.4 million pre-tax impairment charge, related to approximately 1,770 model year 1998 through 2000 tractors in use, which is included in depreciation expense.

Impairment of Long-Lived Assets - The Company ensures that long-lived assets to be disposed of are reported at the lower of the carrying value or the fair value less costs to sell. The Company evaluates the carrying value of long-lived assets held for use for impairment losses by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company adjusts the carrying value of the underlying assets if the sum of expected undiscounted cash flows is less than the carrying value.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and long term debt. The carrying amount of cash, accounts receivable and accounts payable approximates their fair value because of the short term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long term debt. The carrying amount of the Company's long term debt at December 31, 2001 and 2000 was approximately $97.3 million and $142.8 million, respectively including the accounts receivable securitization borrowings and approximates the estimated fair value, due to the variable interest rates on these instruments.

Capital Structure - The shares of Class A and B Common Stock are substantially identical except that the Class B shares are entitled to two votes per share and Class A only one vote per share. The terms of any future issuances of preferred shares will be set by the Board of Directors.

Insurance and Other Claims - The Company's insurance program for liability, workers compensation, group medical, property damage, cargo loss and damage, and other sources involves self insurance with high risk retention levels. In 2001, the Company adopted an insurance program with significantly higher deductibles. The deductible amount was increased from an aggregate $12,500 to $250,000 in 2001. Losses in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self insured retention.

Concentrations of Credit Risk - The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States. Three of the Company's customers, which are autonomously managed and operated are wholly owned subsidiaries of a public entity and when added together amount to approximately 13% and 11% of revenue in 2001 and 2000, respectively. No single customer or group accounted for 10% or more of the Company's revenue in 1999.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Derivative Instruments and Hedging Activities - In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects in changes in interest rates and fuel prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

All derivatives are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, the Company designates the derivative a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows or unrecognized firm commitment of the designated hedged item.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is undesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

Effect of New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

The Company was required to adopt the provisions of SFAS No. 141 effective June 30, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill acquired in business combinations completed before July 1, 2001 is no longer being amortized after December 31, 2001.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for the Company's fiscal year beginning in 2003 and is not expected to materially impact the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes discontinued operations and how the results of discontinued operations are to be measured and presented. SFAS 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

Earnings per Share ("EPS") - The Company applies the provisions of FASB SFAS No. 128, Earnings per Share, which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation for 2001 because the options' exercise price was greater than the average market price of the common shares for the periods presented are immaterial.

Reclassifications - Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

The following table sets forth for the periods  indicated the calculation of net
earnings  per  share  included  in  the  Company's   Consolidated  Statement  of
Operations:

(in thousands except per share data)                         1999               2000                2001
                                                      ----------------   ----------------    ----------------
Numerator:

  Net earnings  (losses)                                      $22,277            $11,875            ($6,662)
                                                      ================   ================    ================
Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                        14,912             14,404              13,987

Effect of dilutive securities:

  Employee stock options                                          116                129                   -
                                                      ----------------   ----------------    ----------------
Denominator for diluted earnings per share -
  adjusted weighted-average shares and
  assumed conversions                                          15,028             14,533              13,987
                                                      ================   ================    ================
Basic earnings per share                              $          1.49    $          0.82     $        (0.48)
                                                      ================   ================    ================
Diluted earnings per share                            $          1.48    $          0.82     $        (0.48)
                                                      ================   ================    ================


2. INVESTMENT IN TRANSPLACE

Effective  July 1, 2000,  the Company  combined its logistics  business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. ("TPC"). TPC operates an Internet-based global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 12.4% ownership in TPC. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. Initially, the Company accounted for its 12.4% investment in TPC using the equity method of accounting. During the third quarter of 2001, TPC changed its filing status to a C corporation and as a result management determined it appropriate to account for its investment using the cost method of accounting effective July 1, 2001.

3.  ACQUISITIONS

In September 1999, the Company purchased certain assets of ATW, Inc. for $10.8 million, which included $9.3 million for property and equipment.

In November 1999, the Company purchased all of the outstanding stock of Harold Ives. The acquisition of Harold Ives has been accounted for under the purchase method of accounting. Accordingly, the operating results of Harold Ives have been included in the consolidated operating results since the date of acquisition. The purchase price of $22.4 million, net of cash received of $3.9 million and a receivable from an officer of Harold Ives to the acquired company of $3.5 million has been allocated to the net assets acquired based on appraised fair values at the date of acquisition.

In August  2000,  the  Company  purchased  certain  assets of Con-Way  Truckload
Services, Inc. ("CTS") for approximately $7.7 million, which included approximately $5.2 million for property and equipment. The acquisition has been accounted for using the purchase method of accounting. In 2001, the Company made a $564,000 earnout payment related to this acquisition.

4.  PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2000 and 2001 is as follows:

(in thousands)                                                      2000                        2001
                                                       ------------------------    ------------------------
Revenue equipment                                                     $301,451                    $289,766
Communications equipment                                                15,668                      15,959
Land and improvements                                                    9,528                       9,194
Buildings and leasehold improvements                                     7,387                      39,569
Construction in progress                                                13,316                       4,453
Other                                                                    9,280                      10,128
                                                       ------------------------    ------------------------
                                                                      $356,630                    $369,069
                                                       ========================    ========================

Depreciation expense amounts were $35.1 million, $39.0 million and $55.1 million in 1999, 2000, and 2001, respectively. The 2001 amount included a $15.4 million pre-tax impairment charge ($9.6 million after taxes) related to approximately 1,770 model year 1998 through 2000 in use tractors. For the past several quarters, the nationwide inventory of used tractors has far exceeded demand. As a result, the market value of used tractors has fallen significantly below the carrying values recorded on the Company's financial statements. The Company had extended the trade cycle on its tractors from three years to four years, which delayed any significant disposals into 2002 and later years. The market for used tractors has not significantly improved since that time. The Company has negotiated a purchase and trade agreement with Freightliner Corporation covering the sale of the year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference in the carrying values and the sales prices of the Company's tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and of Long Lived Assets to be disposed of." The test indicated impairment, and the Company recorded the charge to bring the tractors covered by the trade agreement to the estimated fair values. The Company's approximately 1,400 model year 2001 tractors are not affected by the charge. The Company will increase the depreciation on the 2001 model year tractors to approximate the Company's recent experience with disposition values. The Company purchased the Company's headquarters facility in 2001 and depreciates the buildings over an estimated useful life of thirty years.

5. OTHER ASSETS

A summary of other assets as of December 31, 2000 and 2001 is as follows:

(in thousands)                                                               2000                 2001
                                                                     -----------------    -----------------
Covenants not to compete                                                       $1,690               $1,690
Tradename                                                                         330                  330
Goodwill                                                                       11,352               11,916
Less accumulated amortization of intangibles                                  (1,743)              (2,300)
                                                                     -----------------    -----------------
Net intangible assets                                                          11,629               11,636
Investment in TPC                                                              10,806               10,666
Other                                                                           2,763                2,365
                                                                     -----------------    -----------------
                                                                              $25,198              $24,667
                                                                     =================    =================

6. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2000 and 2001:

(in thousands)                                                              2000                 2001
                                                                    ------------------   ------------------
Borrowings under $120 million  credit agreement                                49,000               26,000
10-year senior notes                                                           25,000               20,000
Notes to unrelated individuals for non-compete
  Agreements                                                                      350                  150
Equipment and vehicle obligations with commercial
  lending institutions, with fixed interest rates ranging
  from 6.7% to 9.0% at December 31, 2000                                        3,450                    -
Note payable to former SRT shareholder, bearing
  interest at 6.5% with interest payable quarterly                              3,000                3,000
                                                                    ------------------   ------------------
                                                                               80,800               49,150
Less current maturities                                                         6,505               20,150
                                                                    ------------------   ------------------
                                                                              $74,295              $29,000
                                                                    ==================   ==================

In December 2000, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks with maximum borrowings of $120 million, which matures December 13, 2003. The Credit Agreement provides a revolving credit facility with borrowings limited to the lesser of 90% of the net book value of eligible revenue equipment or $120 million. Letters of credit are limited to an aggregate commitment of $20 million. The Credit Agreement is collateralized by an agreement which includes pledged stock of the Company's subsidiaries, inter-company notes, and licensing agreements. A commitment fee is charged on the daily unused portion of the facility and is adjusted quarterly between 0.15% and 0.25% per annum based on the consolidated leverage ratio. At December 31, 2001, the fee was 0.25% per annum. The Credit Agreement is guaranteed by all of the Company's subsidiaries except CVTI Receivables Corp.

Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on the one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a ratio of total debt to trailing cash flow coverage. At December 31, 2001, the margin was 1.25%, and the weighted average interest rate was 3.2%.

During October 1995, the Company placed $25 million in senior notes due October 2005 with an insurance company. The term agreement requires payments for interest semi-annually in arrears with principal payments due in five equal annual installments beginning October 1, 2001. Interest accrues at 7.39% per annum. The notes were retired in March 2002.

At December 31, 2001, the Company has unused letters of credit of approximately $12.6 million.

Maturities of long term debt at December 31, 2001 are as follows (in thousands):

                  2002              $ 20,150
                  2003                26,000
                  2004                 3,000

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. The Company is in compliance with the Credit Agreement and Securitization Facility after receiving a waiver under the Securitization Facility.

7. ACCOUNTS RECEIVABLE SECURITIZATION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The transaction does not meet the criteria for sale treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and is reflected as a secured borrowing in the financial statements.

The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin on the proceeds received. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2001 and 2000, the Company had received $48.1 million and $62 million respectively, in proceeds, with a weighted average interest rate of 2.0% and 6.6%, respectively.

The activity in the schedule of allowance for doubtful accounts (in thousands) is as follows:

     Years ended December 31:          Beginning         Additional      Write-offs and        Ending
                                        Balance        provisions to          other            Balance
                                      January 1,         allowance         deductions       December 31,
                                    -----------------------------------------------------------------------
               2001                     $1,263              $722              $362             $1,623
                                        ======              ====              ====             ======

               2000                     $1,040              $535              $312             $1,263
                                        ======              ====              ====             ======

               1999                     $1,065              $131              $156             $1,040
                                        ======              ====              ====             ======

8.  LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, computer and office equipment, exclusive of owner/operator rentals, and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

                         2002        $        20,137
                         2003                 15,393
                         2004                  7,944
                         2005                  7,151
                         2006                  6,789
                   Thereafter                 11,103

The Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the present value of the residual guarantees is approximately $44.9 million at December 31, 2001.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)                                               1999               2000                2001
                                                      ----------------   ----------------    ----------------
Revenue equipment rentals                                     $12,102            $16,918             $19,819
Terminal rentals                                                1,407              1,684               1,055
Other equipment rentals                                         1,618              2,904               3,198
                                                      ----------------   ----------------    ----------------
                                                              $15,127            $21,506             $24,072
                                                      ================   ================    ================

During April 1996, the Company entered into an agreement to lease its headquarters and terminal in Chattanooga under an operating lease. The lease provided for rental payments to be variable based upon LIBOR interest rates for five years. This operating lease expired March 2001 and the Company purchased the building.

9.  INCOME TAX

Income tax expense (benefit) for the years ended December 31, 1999, 2000, and 2001 is comprised of:

(in thousands)                                               1999               2000                2001
                                                      ----------------   ----------------    ----------------
Federal, current                                               $6,154             $1,370              $3,498
Federal, deferred                                               6,705              5,841             (5,355)
State, current                                                  1,331                 87                 449
State, deferred                                                   710                601               (319)
                                                      ----------------   ----------------    ----------------
                                                              $14,900             $7,899            ($1,727)
                                                      ================   ================    ================

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 1999, 2000 and 2001 as follows:

(in thousands)                                               1999               2000                2001
                                                      ----------------   ----------------    ----------------
Computed "expected" income tax expense                        $13,012             $6,921            ($2,936)
State income taxes, net of federal income tax
  effect                                                        1,487                593                  85
Change in valuation allowance                                       -                  -                 392
Per diem allowances                                                 -                  -               1,346
Other, net                                                        401                385                 732
                                                      ----------------   ----------------    ----------------
Actual income tax expense (benefit)                           $14,900             $7,899            ($1,727)
                                                      ================   ================    ================

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2000 and 2001 are as follows:

(in thousands)                                                    2000                        2001
                                                       ------------------------    ------------------------
Deferred tax assets:
  Accounts receivable                                                   $1,093                        $613
  Accrued expenses                                                         256                       5,143
  Alternative minimum tax credits                                          948                           -
  Intangible assets                                                        293                         256
  State net operating loss carryovers                                        -                         392
  Investments                                                                -                         160
  Other comprehensive loss in equity                                         -                         458
                                                       ------------------------    ------------------------
                                                                         2,590                       7,022
  Less:  valuation allowance                                                 -                       (392)
                                                       ------------------------    ------------------------
     Total gross deferred tax assets                                     2,590                       6,630
                                                       ------------------------    ------------------------

Deferred tax liability:
  Property and equipment                                                54,953                      48,501
  Change in accounting methods                                             774                         304
  Prepaid salaries and wages                                                 -                         643
  Prepaid liabilities                                                        -                       4,186
                                                       ------------------------    ------------------------
Total deferred tax liabilities                                          55,727                      53,634

Net deferred tax liability                                            $ 53,137                     $47,005
                                                       ========================    ========================

Based upon the expected reversal of deferred tax liabilities, level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of the deductible differences at December 31, 2001.

10. STOCK REPURCHASE PLAN

In June 2000, the Company authorized a stock repurchase plan for up to 1.0 million Company shares to be purchased in the open market or through negotiated transactions. In July 2000, the Company authorized an additional 500,000 shares to be repurchased. During the second quarter of 2000, 792,000 shares were purchased at an average price of $8.14. During the third quarter of 2000, 179,500 shares were purchased at an average price of $8.27. During 2001, the Company did not purchase any additional shares through the repurchase plan. As of December 31, 2001 a total of 971,500 had been purchased with an average price of $8.17. The stock repurchase program has no expiration date.

11.  DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute up to 17% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The Company contributed approximately $782,000, $1,043,000 and 1,080,000 in 1999, 2000, and 2001, respectively, to the profit sharing and savings plan.

12. STOCK OPTION PLANS

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

                                                                             Weighted           Options
                                                                             Average         Exercisable at
                                                          Shares          Exercise Price        Year End
                                                   ---------------------------------------------------------
Under option at December 31, 1998                             769,750             $14.43            206,500

Options granted in 1999                                       202,750             $13.06
Options exercised in 1999                                     (4,000)             $13.06
Options canceled in 1999                                     (35,950)             $17.18
                                                   -------------------
Under option at December 31, 1999                             932,550             $14.14            354,150

Options granted in 2000                                       625,176              $8.87
Options exercised in 2000                                     (2,600)             $11.45
Options canceled in 2000                                    (129,800)             $12.39
                                                   -------------------
Under option at December 31, 2000                           1,425,326             $11.99            613,026

Options granted in 2001                                       305,500             $16.71
Options exercised in 2001                                   (113,633)             $11.19
Options canceled in 2001                                     (37,248)             $10.54
                                                   -------------------
Under option at December 31, 2001                           1,579,945             $12.99            856,486

                                         Options Outstanding                           Options Exercisable
                       -------------------------------------------------------------------------------------------

                                                 Weighted-           Weighted-           Number         Weighted-
                                 Number            Average             Average   Exercisable At           Average
  Range of Exercise      Outstanding at          Remaining      Exercise Price         12/31/01    Exercise Price
       Prices                  12/31/01   Contractual Life
------------------------------------------------------------------------------------------------------------------
$10.00 to $12.99                684,173                   96             $9.41          329,369            $10.38
$13.00 to $15.99                461,022                   69            $14.59          395,700            $14.77
$16.00 to $20.00                434,750                   91            $16.95          131,417            $17.09

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 1.7% to 6.0%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 42.6% for 1999, 48.5% for 2000 and 55.3% for 2001. Using these assumptions, the fair value of the employee stock options granted in 1999, 2000 and 2001 is $900,000, $2.2 million, and $2.3 million respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31, 1999, 2000 and 2001:

(in thousands except per share data)                    1999                 2000                 2001
Net Income (loss):
  As reported                                           22,277               11,875              (6,662)
  Pro forma                                             21,565               10,213              (8,962)

Basic earnings (loss) per share:
  As reported                                            $1.49                $0.82              $(0.48)
  Pro forma                                              $1.45                $0.71              $(0.64)

Diluted earnings (loss) per share
  As reported                                            $1.48                $0.82              $(0.48)
  Pro forma                                              $1.43                $0.70              $(0.64)

13.  RELATED PARTY TRANSACTIONS

Transactions involving related parties not otherwise disclosed herein are as follows:

In December 1999, the Company purchased approximately 105 acres of land that is adjacent to the corporate headquarters for approximately $890,000 from a significant shareholder. In February 2000, the Company sold approximately 2.5 acres of land to this shareholder in the amount of $88,000 in the form of a non-interest bearing promissory note with an 18-month term. The note was paid in full in September 2001. The Company also chartered an airplane owned by this shareholder in the amount of $42,633 during 1999. During 2000, the shareholder chartered an airplane leased by the Company in the amount of $21,198. The Company paid approximately $500,000 to the shareholder related to commissions on the purchase of revenue equipment during 2000.

Tenn-Ga Truck Sales, Inc., a corporation wholly owned by a significant shareholder, purchased used tractors and trailers from the Company for approximately $2.8 million during 1999, $2.0 million during 2000 and $0.6 million during 2001. During 2000, the Company also leased revenue equipment from Tenn-Ga Truck Sales for approximately $700,000.

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

In connection with the TPC investment, the Company made several cash advances to fund the operations of TPC. The balance as of December 31, 2000 was approximately $3.2 million, which included a $2.6 million, 8% interest-bearing promissory note from TPC, which was paid in full in the month of February 2001.

The Company also provides transportation service for TPC. During 2001 and 2000, gross revenue from TPC was $9.0 million and $1.9 million, respectively. The accounts receivable balance as of December 31, 2001 was approximately $1.0 million.

14.  DERIVATIVE INSTRUMENTS

In 1998, the FASB issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133, an amendment of SFAS Statement No. 133, and Statement of Financial Accounting
Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS Statement No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. During the first quarter the Company entered into two $10 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statement of operations. At December 31, 2001, the fair value of these interest rate swap agreements was a liability of $0.7 million.

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations. At December 31, 2001, the notional amount for fixed price normal purchase commitments for 2002 and 2003 is approximately 55 million gallons in each year. In addition, during the third quarter the Company entered into two heating oil commodity swap contracts to hedge its cash flow exposure to diesel fuel price fluctuations on floating rate diesel fuel purchase commitments. These contracts are considered highly effective in offsetting changes in anticipated future cash flows and have been designated as cash flow hedges under SFAS No. 133. Each call for 6 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively, through December 31, 2002. At December 31, 2001 the cumulative fair value of these heating oil contracts was a liability of $1.2 million, which was recorded in accrued expenses with the offset to other comprehensive loss, net of taxes.

All changes in the derivatives' fair values were determined to be effective for measurement and recognition purposes. The entire amount of gains and losses are expected to be recognized in earnings within the next twelve months.

The derivative activity as reported in the Company's financial statements for the year ended December 31, 2001 was (in thousands):

                                                                                               2001
                                                                                             --------
Net liability for derivatives at January 1, 2001                                            $       --
Changes in statements of operations:
 Gain (loss) on derivative instruments:
     Loss in value of  derivative  instruments  that do  not qualify  as
       hedging instruments                                                                        (726)
Other comprehensive income (loss):
     Loss on fuel hedge contracts that qualify as cash flow hedges                              (1,206)
     Tax benefit                                                                                  (458)
                                                                                                  ----
                   Net other comprehensive loss                                                   (748)
                                                                                               -------
Net liability for derivatives at December 31, 2001                                          $   (1,932)
                                                                                                   ===

15.  COMMITMENTS AND CONTINGENT LIABILITIES

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

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands except per share amounts)

Quarters ended                                      March 31, 2001  June 30, 2001    September 30,     December 31,
                                                                                          2001           2001 (1)
                                                    ------------------------------------------------------------------
Operating Revenue                                        $ 131,329        $141,683         $138,057         $ 135,959
Operating income (loss)                                      2,652           3,067            4,947          (10,729)
Net earnings (loss)                                            229             554              845           (8,290)
Basic earnings (loss) per share                            $  0.02         $  0.04          $  0.06         $  (0.59)
Diluted earnings (loss) per share                          $  0.02         $  0.04          $  0.06         $  (0.59)


Quarters ended                                      March 31, 2000  June 30, 2000    September 30,     December 31,
                                                                                          2000             2000
                                                    ------------------------------------------------------------------

Operating Revenue                                        $ 126,481        $139,398         $141,667          $144,883
Operating income                                             5,687           7,265            7,435             8,392
Net earnings                                                 2,033           2,900            3,078             3,865
Basic earnings per share                                  $   0.14         $  0.20          $  0.22           $  0.28
Diluted earnings per share                                $   0.14         $  0.20          $  0.22           $  0.28

(1) Includes a $15.4 million pre-tax impairment charge in the quarter ended December 31, 2001.