Form 10-Q
period 2002-03-31
COVENANT TRANSPORT INC
filed 2002-05-15
CIK 928658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004





                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                  YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 3, 2002).

             Class A Common Stock, $.01 par value: 11,756,803 shares Class B Common Stock, $.01 par value: 2,350,000 shares

Exhibit Index is on Page 19

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                  Page Number
Item 1. Financial statements

                    Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31,                         3
                    2002 (Unaudited)

                    Condensed Consolidated Statements of Operations for the three months ended March 31,
                    2001 and 2002 (Unaudited)                                                                           4

                    Condensed Consolidated Statements of Cash Flows for the three months
                    ended March 31, 2001 and 2002 (Unaudited)                                                           5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                     18


                                     PART II
                                OTHER INFORMATION

                                                                                                                  Page Number

Item 1. Legal Proceedings                                                                                              19

Items 2, 3, 4, and 5  Not applicable                                                                                   19

Item 6. Exhibits and reports on Form 8-K                                                                               19


ITEM 1. FINANCIAL STATEMENTS

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                 December 31, 2001          March 31, 2002
                                                                                                             (unaudited)
                                                                               ---------------------    ----------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                             $       383               $       366
  Accounts receivable, net of allowance of $1,623 in 2001 and
     $1,700 in 2002                                                                          62,540                    64,574
  Drivers' advances and other receivables                                                     4,002                     4,481
  Inventory and supplies                                                                      3,471                     3,324
  Prepaid expenses                                                                           11,824                    10,799
  Deferred income taxes                                                                       6,630                     6,080
  Income taxes receivable                                                                     4,729                     4,729
                                                                               ---------------------    ----------------------
Total current assets                                                                         93,579                    94,353

Property and equipment, at cost                                                             369,069                   383,286
Less accumulated depreciation and amortization                                              137,533                   150,413
                                                                               ---------------------    ----------------------
Net property and equipment                                                                  231,536                   232,873

Other                                                                                        24,667                    22,883
                                                                               ---------------------    ----------------------

Total assets                                                                            $   349,782               $   350,109
                                                                               =====================    ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                  $    20,150               $       100
  Securitization facility                                                                    48,130                    48,130
  Accounts payable                                                                            7,241                     6,171
  Accrued expenses                                                                           17,871                    13,684
  Insurance and claims accrual                                                               11,854                    13,715
                                                                               ---------------------    ----------------------
Total current liabilities                                                                   105,246                    81,800

Long-term debt, less current maturities                                                      29,000                    53,000
Deferred income taxes                                                                        53,634                    53,703
                                                                               ---------------------    ----------------------
Total liabilities                                                                           187,880                   188,503

Commitments and contingencies

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized;
    12,680,483 and 12,724,053 shares issued and 11,708,983 and 11,752,553                       127                       127
    shares outstanding as of 2001 and 2002, respectively
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 2001 and 2002                                  24                        24
Additional paid-in-capital                                                                   79,832                    80,306
Other comprehensive loss                                                                      (748)                       149
Treasury stock, at cost; 971,500 shares as of 2001 and 2002                                 (7,935)                   (7,935)
Retained earnings                                                                            90,602                    88,935
                                                                               ---------------------    ----------------------
Total stockholders' equity                                                                  161,902                   161,606
                                                                               ---------------------    ----------------------
Total liabilities and stockholders' equity                                              $   349,782               $   350,109
                                                                               =====================    ======================

The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                      (In thousands except per share data)

                                                                                    Three months ended March 31,
                                                                                             (unaudited)
                                                                                 2001                           2002
                                                                                 ----                           ----
Freight revenue                                                                      $ 131,329                     $ 129,020
Fuel surcharge and other accessorial revenue                                             7,294                         3,199
                                                                         ----------------------         ---------------------
  Total revenue                                                                      $ 138,623                     $ 132,219

Operating expenses:
  Salaries, wages, and related expenses                                                 61,244                        55,756
  Fuel expense                                                                          26,383                        22,086
  Operations and maintenance                                                             8,634                         8,863
  Revenue equipment rentals and purchased
     transportation                                                                     16,915                        14,803
  Operating taxes and licenses                                                           3,535                         3,277
  Insurance and claims                                                                   4,763                         7,168
  Communications and utilities                                                           1,769                         1,846
  General supplies and expenses                                                          3,327                         3,511
  Depreciation, amortization and impairment charge, including gains
(losses) on disposition of equipment (1)                                                 9,401                        14,058
                                                                         ----------------------         ---------------------
Total operating expenses                                                               135,971                       131,368
                                                                         ----------------------         ---------------------
Operating income                                                                         2,652                           851
Other (income) expenses:
  Interest expense                                                                       2,610                         1,063
  Interest income                                                                        (127)                          (23)
  Other                                                                                  (200)                         (223)
                                                                         ----------------------         ---------------------
Other (income) expenses, net                                                             2,283                           817
                                                                         ----------------------         ---------------------
Income before income taxes                                                                 369                            34
Income tax expense                                                                         140                           811
                                                                         ----------------------         ---------------------
Income (loss) before extraordinary loss on early
  extinguishment of debt                                                                   229                         (777)
Extraordinary loss on early extinguishment of debt, net of
  income tax benefit                                                                         -                           890
                                                                         ----------------------         ---------------------
Net income (loss)                                                                    $     229                     $ (1,667)
                                                                         ======================         =====================
Net income (loss) per share
   Basic and diluted:
    Income (loss) before extraordinary loss on early
        extinguishment of debt                                                       $    0.02                     $  (0.06)
   Extraordinary loss, net of income tax benefit                                            --                        (0.06)
Total basic and diluted earnings (loss) per share:                                   $    0.02                     $  (0.12)


Weighted average shares outstanding                                                     13,948                        14,084
Adjusted weighted average shares and assumed conversions
    outstanding                                                                         14,208                        14,084

(1) Includes a $3.3 million pre-tax impairment charge in 2002.
Certain prior period financial statement balances have been reclassified to conform to the current period's classification. See note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                 (In thousands)

                                                                                         Three months ended March 31,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                        2001                       2002
                                                                                        ----                       ----
Cash flows from operating activities:
Net income (loss)                                                                          $    229              $    (1,667)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Net provision for losses on accounts receivables                                        (188)                       209
      Extraordinary loss on early extinguishment of debt                                          -                       890
      Depreciation, amortization and impairment of assets (1)                                 9,050                    13,552
      Provision for losses on guaranteed residuals                                                -                       324
      Deferred income tax expense                                                               675                       619
      Equity in earnings of affiliate                                                           262                         -
      (Gain)/loss on disposition of property and equipment                                     (87)                       506
      Changes in operating assets and liabilities:
        Receivables and advances                                                             10,360                   (1,208)
        Prepaid expenses                                                                      (102)                     1,025
        Tire and parts inventory                                                              (247)                       147
        Accounts payable and accrued expenses                                               (1,980)                   (2,102)
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              17,972                    12,295

Cash flows from investing activities:
      Acquisition of property and equipment                                                (23,810)                  (16,239)
      Proceeds from disposition of property and equipment                                     7,756                       790
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                (16,054)                  (15,449)

Cash flows from financing activities:
     Deferred costs                                                                            (93)                         -
     Exercise of stock options                                                                   53                       475
     Proceeds from issuance of long-term debt                                                21,000                    38,000
     Repayments of long-term debt                                                          (24,385)                  (35,338)
                                                                                  ------------------         -----------------
Net cash flows provided by (used in) financing activities                                   (3,425)                     3,137
                                                                                  ------------------         -----------------
Net change in cash and cash equivalents                                                     (1,507)                      (17)

Cash and cash equivalents at beginning of period                                              2,287                       383
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                                 $    780                  $    366
                                                                                  ==================         =================

(1) Includes a $3.3 million pre-tax impairment charge in 2002.


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

     The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year. Certain prior period financial statement balances have been reclassified to conform with the current period's classification.

     In the past, the Company has reported revenue net of fuel surcharges and other accessorial revenue and has netted amounts against the appropriate expense items. Effective January 1, 2002, the Company is now including those items in revenue on its Statement of Operations. The prior period Statement of Operations has been conformed with the reclassification.

Note 2.  Basic and Diluted Earnings per Share

     The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

     (in thousands except per share data)                   Three months ended
                                                                 March 31,
                                                            2001          2002
                                                            ----          ----
     Numerator:

     Income (loss) before extraordinary loss on early
       extinguishment of debt                              $ 229         ($777)
     Extraordinary loss, net of tax benefit                   --            890

       Net earnings (loss)                                 $ 229       ($1,667)

     Denominator:

       Denominator for basic earnings
       per share - weighted-average shares                13,948         14,084

     Effect of dilutive securities:

       Employee stock options                                260            -
                                                      -----------    -----------

     Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed         14,208         14,084
     conversions
     Net income (loss) per share
       Basic and diluted:
       Income (loss) before extraordinary loss on early
         extinguishment of debt                           $ 0.02        $(0.06)
     Extraordinary loss                                       --         (0.06)
     Total basic and diluted earnings (loss) per share:   $ 0.02        $(0.12)

Note 3.  Income Taxes

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, plus the effect of the per diem pay structure for drivers.

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

Note 5.  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company was required to adopt SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which will require the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis. Goodwill is required to be tested for impairment within six months of adoption of SFAS No. 142, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. The Company is currently evaluating its goodwill for impairment and will have this completed by June 30, 2002. Furthermore, any goodwill that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill that was acquired in purchase business combinations completed before July 1, 2001 is no longer amortized after January 1, 2002. The impact of the goodwill no longer being amortized was approximately $81,000 or less than $.01 per share for the three-months ended March 31, 2002.

Note 6.  Derivative Instruments and Other Comprehensive Income

     In 1998, the FASB issued SFAS No. 133 (`SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133, an amendment of SFAS Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS Statement No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. During the first quarter of 2001, the Company entered into two $10 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statement of operations. At March 31, 2002, the fair value of these interest rate swap agreements was a liability of $0.5 million.

     The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations. At March 31, 2002, the notional amount for fixed price normal purchase commitments for 2002 and 2003 is approximately 27.5 million gallons in the remainder of 2002 and approximately 36.0 million gallons in 2003. In addition, during the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its cash flow exposure to diesel fuel price fluctuations on floating rate diesel fuel purchase commitments. These contracts are considered highly effective in offsetting changes in anticipated future cash flows and have been designated as cash flow hedges under SFAS No. 133. Each calls for 4.5 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon before fuel taxes, respectively, through December 31, 2002. These fuel hedge contracts were completely effective for the quarter ending March 31, 2002. At March 31, 2002 the cumulative fair value of these heating oil contracts was an asset of $0.2 million, which was recorded in accrued expenses with the offset to other comprehensive income, net of taxes.

     All changes in the derivatives' fair values were determined to be effective for measurement and recognition purposes. The entire amount of gains and losses are expected to be recognized in earnings within the next nine months.

     The derivative activity as reported in the Company's financial statements for the period ended March 31, 2002 was (in thousands):

       Net derivative liability at December 31, 2001                $   (1,932)
       Changes in statements of operations:
        Gain (loss) on derivative instruments that do not
        qualify as hedging instruments:
          Beginning liability balance                                     (726)
          Gain in value                                                     223
                                                                  --------------
          Ending derivative liability balance                             (503)

       Changes in other comprehensive income (loss) relating
       to fuel
        hedge contracts that qualify as cash flow hedges:
          Beginning other comprehensive income (loss)                     (748)
          Gain in value                                                   1,447
          Change  in  deferred   taxes   relating  to  other
          comprehensive income                                            (550)
                                                                  --------------
          Ending other comprehensive income                                 149
                                                                  --------------
          Deferred taxes                                                     92
                                                                  --------------
          Ending derivative asset balance, gross                            241
                                                                  ==============

       Net derivative liability at March 31, 2002                   $     (262)
                                                                  ==============

     The following is a summary of comprehensive income (loss) as of March 31, 2001 and 2002.

        (in thousands)                                                        2001                 2002
                                                                    -----------------    ------------------
        Net Income                                                             $ 229              ($1,667)

        Other comprehensive income (expense)-
            Unrealized gain on cash flow hedging derivatives,
            net of taxes                                                          -                   897

        Comprehensive income (loss)                                            $ 229               $ (770)
                                                                    -----------------    ------------------

Note 7.  Impairment of Equipment and Change in Estimated Useful Lives

     For the past several quarters, the nationwide inventory of used tractors has far exceeded demand. As a result, the market value of used tractors has fallen significantly below both historical levels and the carrying values on the Company's financial statements. The Company had extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve during the remaining portion of 2001.

     The Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under applicable accounting rules. In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment, and during the fourth quarter of 2001 and the first quarter of 2002, the Company recognized a pre-tax charge of approximately $15.4 million and $3.3 million, respectively, to reflect an impairment in tractor values. The charge related to the Company's approximately 2,100 model year 1998 through 2000 in-use tractors. The Company incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying statement of operations. The Company accrued this loss from January 1, 2002 to the date the tractors were purchased off lease in February 2002.

     The approximately 1,400 model year 2001 tractors are not affected by the impairment charges. The Company has evaluated the 2001 model year tractors for impairment and determined that such units were not impaired. These units are not expected to be disposed of for 24 to 36 months following December 31, 2001. The Company has adjusted the depreciation rate of the model year 2001 tractors to approximate its recent experience with disposition values. Although management believes the additional depreciation will bring the carrying values of the model year 2001 tractors in line with future disposition values, the Company does not have trade-in agreements covering those tractors. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade. Management of the Company estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $2.2 million pre-tax or $.10 per share annually.

Note 8.  Long-term Debt and Securitization Facility

     Long-term debt consists of the following at March 31, 2002 and December 31, 2001:

(in thousands)                                                            2002                 2001
                                                                    -----------------    ------------------
Borrowings under $120 million  credit agreement                               50,000                26,000
10-year senior notes                                                               -                20,000
Notes to unrelated individuals for non-compete
  Agreements                                                                     100                   150
Note payable to former SRT shareholder, bearing
  interest at 6.5% with interest payable quarterly                             3,000                 3,000
                                                                    -----------------    ------------------
Total Long-Term Debt                                                          53,100                49,150
Less current maturities                                                          100                20,150
                                                                    -----------------    ------------------
Long-term debt, less current portion                                         $53,000               $29,000
                                                                    =================    ==================

     In December 2000, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks with maximum borrowings of $120 million, which matures December 13, 2003. The Credit Agreement provides a revolving credit facility with borrowings limited to the lesser of 90% of the net book value of eligible revenue equipment or $120 million. Letters of credit are limited to an aggregate commitment of $20 million. The Credit Agreement is collateralized by an agreement which includes pledged stock of the Company's subsidiaries, inter-company notes, and licensing agreements. A commitment fee is charged on the daily unused portion of the facility and is adjusted quarterly between 0.15% and 0.25% per annum based on the consolidated leverage ratio. At March 31, 2002, the fee was 0.25% per annum. The Credit Agreement is guaranteed by all of the Company's subsidiaries except CVTI Receivables Corporation ("CRC"). The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. As of March 31, 2002, the Company had borrowings under the Credit Agreement in the amount of $50.0 million with a weighted average interest rate of 3.1% and the Company had borrowing availability of $70 million under the Credit Agreement.

     On March 15, 2002 the Company retired its $20 million in senior notes due October 2005 with an insurance company with borrowings from the Credit Agreement. The term agreement required payments for interest semi-annually in arrears with principal payments due in five equal annual installments beginning October 1, 2001. Interest accrues at 7.39% per annum. The Company incurred a $0.9 million after-tax extraordinary item ($1.4 million pre-tax) to reflect the early extinguishment of this debt in the first quarter of 2002.

     At March 31, 2002 and December 31, 2001, the Company has unused letters of credit of approximately $15.2 and $12.6 million, respectively.

     Maturities of long term debt at March 31, 2002 are as follows (in thousands):

                      2002            $100
                      2003          50,000
                      2004           3,000

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

     The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin on the proceeds received. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of March 31, 2002 and December 31, 2001, the Company had received $48.1 million in proceeds, with a weighted average interest rate of approximately 2.0%.

     The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. As of March 31, 2002, the Company is in compliance with the Credit Agreement and Securitization Facility after receiving a waiver under the Securitization Facility.

Note 9.  Recent Accounting Pronouncements

     In June 2001, the Financial Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company's fiscal year beginning in 2003 and the Company is still evaluating the impact on the Company's consolidated financial statements.

     In August 2001, the Financial Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes discontinued operations and how the results of discontinued operations are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

     In April 2002, the Financial Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy
     Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for the Company's fiscal year beginning in 2003 with earlier application encouraged. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

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

The Company's freight revenue before fuel surcharges and other accessorial revenue decreased 1.8%, to $129.0 million in the three months ended March 31, 2002, from $131.3 million during the same period of 2001. The Company's growth was affected by a 2.0% decrease in weighted average tractors partially offset by a 0.4% increase in utilization. Due to a weak freight environment, the Company has elected to constrain the size of its Company fleet until fleet production and profitability improve.

The Company recognized an approximately $3.3 million pre-tax impairment charge and an approximately $0.9 million after-tax extraordinary item to reflect the early extinguishment of debt in the first quarter of 2002. Excluding the impairment charge and extraordinary item, the Company's earnings improved to $1.2 million during the first quarter of 2002 compared to $0.2 million during the first quarter of 2001. The charge and the extraordinary item decreased the Company's earnings to a $1.7 million loss for the three months ended March 31, 2002, from $0.2 million income during the same period of 2001.

Covenant reduced the number of teams in its historical operation during 2001 and into 2002 as the economic recession resulted in decreased demand for expedited service. The single driver fleets generally operate fewer miles per tractor and experience a greater percentage of non-revenue miles. The additional expenses and lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. The Company's operating statistics and expenses are expected to continue to shift in future periods with the mix of single and team operations.

The Company continues to obtain revenue equipment through its owner-operator fleet and finance equipment under operating leases. Over the past two years, it has become more difficult to retain owner-operators due to the challenging operating conditions. The Company's owner-operator fleet decreased to an average of 348 in the first quarter of 2002 compared to an average of 383 in the first quarter of 2001. Owner-operators provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. The
Company  continues  to  use  operating  leases  as a  method  of  financing  its equipment. As of March 31, 2002, the Company had financed approximately 636 tractors and 2,564 trailers under operating leases as compared to 1,088 tractors and 1,627 trailers under operating leases as of March 31, 2001. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using pre-tax margin and net margin rather than operating ratio.

The Company's tractor leases generally run for a term of three years. With the extension of the tractor's trade cycle to approximately four years, the Company has been purchasing the leased tractors at the expiration of the lease term, although there is no commitment to purchase the tractors. To date the purchases have been financed through the Company's line of credit. The tractors are then accounted as owned equipment. Trailer leases generally run for a term of seven years with the first leases expiring in 2005. The Company has not determined whether it anticipates purchasing trailers at the end of these leases.

The following table sets forth the percentage relationship of certain items to freight revenue:

                                                 Three Months Ended March 31,

                                                   2001               2002
                                             ---------------     --------------
Freight revenue (1)                                100.0%             100.0%
Operating expenses:
 Salaries, wages, and related expenses (1)          45.7               42.1
 Fuel expense (1)                                   15.8               16.1
 Operations and maintenance (1)                      6.3                6.5
 Revenue equipment rentals and purchased
   transportation                                   12.9               11.5
 Operating taxes and licenses                        2.7                2.6
 Insurance and claims                                3.6                5.6
 Communications and utilities                        1.3                1.4
 General supplies and expenses                       2.5                2.7
 Depreciation and amortization (2)                   7.2               10.9
                                             ---------------     --------------
    Total operating expenses                        98.0               99.4
                                             ---------------     --------------
    Operating income                                 2.0                0.6
Other (income) expense, net                          1.7                0.6
                                             ---------------     --------------
    Income before income taxes                       0.3                0.0
Income tax expense                                   0.1                0.6
                                             ---------------     --------------
Income (loss) before extraordinary loss on
 early extinguishment of debt                        0.2               (0.6)
Extraordinary loss on early extinguishment of
 debt, net of income tax benefit                     --                (0.7)
                                             ---------------     --------------

Net income (loss)                                    0.2%              (1.3%)
                                             ===============     ==============

(1) Freight revenue is total revenue less fuel surcharge and accessorial revenue. In this table, fuel surcharge and other accessorial revenue are shown netted against the appropriate expense category (Fuel expense, $5.7 million in 2001 and $1.3 million in 2002, Salaries, wages, and related expenses, $1.2 million in 2001 and $1.4 million in 2002, Operations and maintenance, $0.4 million in 2001 and $0.4 million in 2002.)

(2) Includes a $3.3 million pre-tax impairment charge or 2.6% of revenue in 2002.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

Freight revenue (total revenue before fuel surcharge and other accessorial revenue) decreased $2.3 million (1.8%), to $129.0 million in the three months ended March 31, 2002, from $131.3 million in the same period of 2001. The Company's growth was affected by a 2.0% decrease in weighted average tractors partially offset by a 0.4% increase in utilization. Revenue per tractor per week increased to $2,680 in the 2002 period from $2,666 in the 2001 period. Weighted average tractors decreased to 3,713 in the 2002 period from 3,788 in the 2001 period. Due to a weak freight environment, the Company has elected to constrain the size of its tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $1.4 million in the first quarter of 2002 and $1.2 million in the first quarter of 2001, decreased $5.7 million (9.5%), to $54.3 million in the first quarter of 2002, from $60.0 million in the first quarter of 2001. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 42.1% in the 2002 period, from 45.7% in the 2001 period. Even though the percentage of total miles driven by company trucks increased (90.3% in 2002 vs. 88.9% in 2001), wages for over the road drivers as a percentage of freight revenue decreased to 29.3% in 2002 from 32.4% in 2001. The decrease was partially due to the Company implementing cost reduction strategies including a per diem pay program for its drivers during August 2001. The Company's payroll expense for employees other than over the road drivers increased to 7.0% of freight revenue in the 2002 period from 6.7% of freight revenue in the 2001 period due to growth in headcount and local drivers in the dedicated fleet. Health insurance, employer paid taxes, and workers' compensation decreased to 6.5% of freight revenue in the 2002 period, from 7.4% in the 2001 period. The decrease as a percentage of freight revenue was primarily the result of lower employer paid taxes related to lower wage expense in the 2002 period as compared to the 2001 period.

Fuel expense, net of fuel surcharge revenue of $1.3 million in the first quarter of 2002 and $5.7 million in the first quarter of 2001, increased $0.1 million (0.4%), to $20.8 million in the first quarter of 2002, from $20.7 million in the first quarter of 2001. As a percentage of freight revenue, fuel expense increased to 16.1% in the 2002 period from 15.8% in the 2001 period. This increase was due to the increased usage of company trucks (due to the decrease in the Company's utilization of owner-operators, who pay for their own fuel purchases), lower quantities and less efficient pricing of fuel contracted using purchase commitments, and slightly lower fuel economy. These increases were partially offset by fuel surcharges, which amounted to $.012 per loaded mile or approximately $1.3 million in the 2002 period compared to $.053 per loaded mile or approximately $5.7 million in the 2001 period. Fuel costs may be affected in the future by lower fuel mileage if government mandated emissions standards effective October 1, 2002, are implemented as scheduled.

Operations and maintenance, net of accessorial revenue of $0.4 million in the first quarter of 2002 and $0.4 million in the first quarter of 2001, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, increased $0.2 million (1.8%), to $8.4 million in the first quarter of 2002, from $8.3 million in the first quarter of 2001. As a percentage of freight revenue, operations and maintenance increased to 6.5% in the 2002 period, from 6.3% in the 2001 period. The Company extended the trade cycle on its tractor fleet from three years to four years, which resulted in an increase in the number of required repairs.

Revenue equipment rentals and purchased transportation decreased $2.1 million (12.5%), to $14.8 million in the first quarter of 2002, from $16.9 million in the first quarter of 2001. As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 11.5% in the 2002 period from 12.9% in the 2001 period. The decrease was primarily the result of a smaller fleet of owner-operators during 2002 (an average of 348 in 2002 compared to an average of 383 in 2001). Over the past year, it has become more difficult to retain owner-operators due to the challenging operating conditions. The smaller fleet resulted in lower payments to owner operators (7.5% of freight revenue in 2002 compared to 8.8% of freight revenue in 2001). Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. As of March 31, 2002, the Company had financed approximately 636 tractors and 2,564 trailers under operating leases as compared to 1,088 tractors and 1,627 trailers under operating leases as of March 31, 2001.

Operating taxes and licenses decreased $0.3 million (7.3%), to $3.3 million in the first quarter of 2002, from $3.5 million in the first quarter of 2001. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.6% in the first quarter of 2002 and 2.7% in the first quarter of 2001.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $2.4 million (50.5%), to $7.2 million in the first quarter of 2002 from $4.8 million in the first quarter of 2001. As a percentage of freight revenue, insurance increased to 5.6% in the 2002 period from 3.6% in the 2001 period. The increase is a result of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The deductible amount increased from $5,000 in 2000 to $250,000 in 2001. In March 2002, the Company increased its deductible to $500,000. The Company's insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self insured retention.

Communications and utilities expense was $1.8 million for the first quarters of 2002 and 2001. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.4% in the 2002 period as compared to 1.3% in the 2001 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.2 million (5.5%), to $3.5 million in the first quarter of 2002, from $3.3 million in the first quarter of 2001. As a percentage of freight revenue, general supplies and expenses increased to 2.7% in the 2002 period from 2.5% in the 2001 period.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, increased $4.7 million (49.5%), to $14.1 million in the first quarter of 2002 from $9.4 million in the first quarter of 2001. As a percentage of freight revenue, depreciation and amortization increased to 10.9% in the 2002 period from 7.2% in the 2001 period. The increase is primarily the result of a $3.3 million pre-tax impairment charge related to approximately 327 model year 1998 through 2000 in use tractors. See "Impairment of Tractor Values and Future Expense" below for additional information. The Company's approximately 1,400 model year 2001 tractors are not affected by the charge. The Company has increased the annual depreciation expense on the 2001 model year tractors to approximate the Company's recent experience with disposition values. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $0.5 million in the 2002 period compared to a gain of $0.1 million in the 2001 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and the Company will evaluate goodwill and certain intangibles for impairment, annually prospectively beginning in 2002. The impact of goodwill no longer being amortized was approximately $81,000 for the three months ended March 31, 2002.

Other expense, net, decreased $1.5 million (64.2%), to $0.8 million in the first quarter of 2002, from $2.3 million in the first quarter of 2001. As a percentage of freight revenue, other expense decreased to 0.6% in the 2002 period from 1.7% in the 2001 period. Included in the other expense category are interest expense, interest income, and a $0.2 million pre-tax non-cash gain related to the accounting for interest rate derivatives under SFAS 133. The decrease was the result of lower debt balances and more favorable interest rates.

During the first quarter of 2002, the Company prepaid the remaining $20 million in previously outstanding 7.39% ten year, private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, the Company recognized an approximate $0.9 million after-tax extraordinary item to reflect the early extinguishment of debt. The losses related to the write off of debt issuance and other deferred financing costs and a premium paid on the retirement of the notes.

As a result of the foregoing, the Company's pretax margin decreased to approximately break even in the 2002 period from 0.3% in the 2001 period.

The Company's income tax expense for the first quarter of 2002 was $0.8 million. The Company's income tax expense for the first quarter of 2001 was $0.1 million or 37.9% of earnings before income taxes. In 2002, the effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

Primarily as a result of the factors described above, net earnings decreased $1.9 million, to a $1.7 million loss in the 2002 period from $0.2 million in the 2001 period. Excluding the $3.3 million pre-tax charge for impairment and the $0.9 million after-tax extraordinary item, net income and earnings per share for the first quarter of 2002 would have been $1.2 million and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company's growth has required significant capital investments. The Company historically has financed its expansion requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at March 31, 2002, were funds provided by operations, proceeds under the Securitization Facility (as defined below), borrowings under its primary credit agreement, which had maximum available borrowing of $120.0 million at March 31, 2002 (the "Credit Agreement") and operating leases of revenue equipment. The Company believes its sources of liquidity are adequate to meet its current and projected needs for at least the next twelve months.

Net cash provided by operating activities was $11.0 million in the first quarter of 2002 and $18.0 million in the first quarter of 2001. The decrease in cash flows from operations in 2002 was primarily due to lower earnings and that the 2001 period included an unusually large collection of receivables that had resulted from billing problems in 2000, offset by an increase in depreciation, amortization and impairment charge associated with the $3.3 million pre-tax impairment charge.

Net cash used in investing activities was $15.4 million in the first quarter of 2002 and $16.1 million in the first quarter of 2001. The cash used in 2002 related to the financing of tractors, which were previously financed through operating leases, using proceeds from the Credit Agreement. In 2001, approximately $15 million was related to the financing of the Company's headquarters facility, which was previously financed through an operating lease that expired in March 2001. The Company financed the facility using proceeds from the Credit Agreement. Anticipated capital expenditures are expected to increase in 2002 as the Company has agreed to purchase and trade approximately 1,000 tractors and expects to purchase and trade a significant number of trailers if an acceptable arrangement can be reached. During 2000 and 2001, capital expenditures were lower than previous years due to the Company's decision to slow fleet growth. The Company expects capital expenditures, primarily for revenue equipment (net of trade-ins) to be approximately $75.0 million in 2002, exclusive of acquisitions.

Net cash provided by financing activities was $4.4 million in the first quarter of 2002 and $3.4 million was used in the first quarter of 2001. At March 31, 2002, the Company had outstanding debt of $101.2 million, primarily consisting of $48.1 million in the Securitization Facility and $50.0 million drawn under the Credit Agreement. Interest rates on this debt range from 1.8% to 6.5%.

During the first quarter of 2002, the Company prepaid the remaining $20.0 million in previously outstanding 7.39% ten year private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, the Company recognized an approximate $0.9 million after-tax extraordinary item to reflect the early extinguishment of debt.

In December 2000, the Company entered into the Credit Agreement with a group of banks, which matures December 2003. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At March 31, 2002, the margin was 1.25%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp.

The Credit Agreement has a maximum borrowing limit of $120.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or $120.0 million. Letters of credit are limited to an aggregate commitment of $20.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of March 31, 2002, the Company had borrowings under the Credit Agreement in the amount of $50.0 million with a weighted average interest rate of 3.1% and the Company had borrowing availability of $70 million under the Credit Agreement.

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CVTI Receivables Corp. ("CRC"), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility is collateralized by the receivables of CRC. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. The transaction did not meet the criteria for sale treatment under Financial Accounting Standard No. 140 and is reflected as a secured borrowing in the financial statements. As of March 31, 2002, there were $48.1 million in borrowings outstanding.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. The Company is in compliance with these agreements after receiving a waiver under the Securitization Facility relating to the Chapter 11 filing by Kmart Corporation.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management's estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements contained in the Company's annual report on Form 10-K. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

The Company's critical accounting policies include the following:

Revenue Recognition - Freight revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer.

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Revenue equipment has been depreciated over five to eight years with salvage values ranging from 18% to 48%. Gains or losses on disposal of revenue equipment are included in the caption entitled depreciation, amortization and impairment charge in the statements of operations. Impairment can be impacted by management's estimate of the property and equipment's useful lives.

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

Insurance and Other Claims - The Company's insurance program for liability, workers compensation, group medical, property damage, cargo loss and damage, and other sources involves self insurance with high risk retention levels. In 2001, the Company adopted an insurance program with significantly higher deductibles. The deductible amount was increased from an aggregate $12,500 to $250,000 in 2001. The Company increased the deductible to $500,000 in the first quarter of 2002. Losses in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self insured retention.

Derivative Instruments and Hedging Activities - The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. Hedging activities could defer the recognition of losses to future periods. All derivatives are recognized on the balance sheet at their fair values. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

The Company had commitments outstanding related to equipment, debt obligations and fuel purchases as of January 1, 2002. Contractual commitments changed during the quarter as a result of the payoff of senior notes with proceeds from the Credit Agreement, and the purchase of 325 tractors off lease in February, 2002. Contractual Cash Obligations as of January 1, 2002 are as follows:

    Payments Due By Period                                                                                              There-
    (in thousands)                      Total         2002         2003          2004         2005         2006         after
                                     ---------------------------------------------------------------------------------------------
    Long Term Debt                        $49,150      $20,150      $26,000        $3,000           --           --            --

    Short Term Debt                        48,130       48,130           --            --           --           --            --

    Operating Leases                       68,517       20,137       15,393         7,944        7,151        6,789        11,103

    Residual guarantees                    55,153       15,720       19,562            --          423        2,348        17,100

    Purchase Obligations:

    Fuel                                   68,147       31,427       36,720            --           --           --            --

    Equipment                             153,698       72,298       81,400            --           --           --            --
                                     ---------------------------------------------------------------------------------------------

    Total Contractual Cash               $442,795     $207,862     $179,075       $10,944       $7,574       $9,137       $28,203
    Obligations
                                     =============================================================================================

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

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for Covenant than many other carriers because of Covenant's long average length of haul. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases in fuel expense usually are not fully recovered. In the fourth quarter of 1999, fuel prices escalated rapidly and have remained high throughout most of 2000, 2001, and into 2002. This has increased the Company's cost of operating.

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

IMPAIRMENT OF TRACTOR VALUES AND FUTURE EXPENSE

For the past several quarters, the nationwide inventory of used tractors has far exceeded demand. As a result, the market value of used tractors has fallen significantly below both historical levels and the carrying values on the Company's financial statements. The Company had extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve during the remaining portion of 2001.

The Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under applicable accounting rules. In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment, and during the fourth quarter of 2001, and the first quarter of 2002, the Company recognized pre-tax charges of approximately $15.4 million and $3.3 million, respectively, to reflect an impairment in tractor values. The charges related to the Company's approximately 2,100 model year 1998 through 2000 in-use tractors.

The approximately 1,400 model year 2001 tractors are not affected by the impairment charges. The Company has evaluated the 2001 model year tractors for impairment and determined that such units were not impaired. These units are not expected to be disposed of for 24 to 36 months following December 31, 2001. The Company has adjusted the depreciation rate of the model year 2001 tractors to approximate its recent experience with disposition values. Although management believes the additional depreciation will bring the carrying values of the model year 2001 tractors in line with future disposition values, the Company does not have trade-in agreements covering those tractors. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade. Management of the Company estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $2.2 million pre-tax or $.10 per share annually.

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

ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.


COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first quarter of 2002, diesel fuel expenses represented 15.8% of the Company's total operating expenses and 16.1% of total freight revenue, net of fuel surcharge revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At March 31, 2002, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.281 per gallon. At March 31, 2002, the notional amount for purchase commitments during 2002 was
27.5 million gallons. At March 31, 2002, the price of the notional 27.5 million gallons would have produced approximately $2.5 million of income to offset fuel expense if the price of fuel remained the same as of March 31, 2002. At March 31, 2002, a ten percent increase in the price of fuel would produce an additional $3.4 million of income to offset fuel expense. At March 31, 2002, a ten percent decrease in the price of fuel would produce $1.2 million of additional fuel expense. In addition, during the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its exposure to diesel fuel price fluctuations. These contracts are considered highly effective and each calls for 4.5 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively, through the remainder of 2002. At March 31, 2002 the cumulative fair value of these heating oil contracts was an asset of $0.2 million, which was recorded in accrued expenses with the offset to other comprehensive loss, net of taxes. The Company does not enter into contracts with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. During the first quarter of 2001, the Company entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. At March 31, 2002, the Company had drawn $50 million under the Credit Agreement. Approximately $30 million was subject to variable rates and the remaining $20 million was subject to interest rate swaps that fixed the interest rates at 5.16% and 4.75% plus the applicable margin per annum. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS 133 and consequently are marked to fair value through earnings. At March 31, 2002, the fair value of these interest rate swap agreements was a liability of $0.5 million. Assuming the March 31, 2002 variable rate borrowings, each one-percentage point increase or decrease in LIBOR would affect the Company's pre-tax interest expense by $300,000 on an annualized basis.

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
-----------------------------------------------------------------------------------------------------------------------

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

(b) There were no reports on Form 8-K filed during the first quarter ended March 31, 2002.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COVENANT TRANSPORT, INC.


Date: May 14, 2002            /s/ Joey B. Hogan
                              -----------------
                              Joey B. Hogan
                              Senior Vice President and Chief Financial Officer