Form 10-Q/A
period 2001-09-30
COVENANT TRANSPORT INC
filed 2002-07-30
CIK 928658

FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

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

                                  YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 26, 2002).

             Class A Common Stock, $.01 par value: 11,970,711 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                EXPLANATORY NOTE

     Covenant Transport, Inc. ("Covenant") hereby amends and restates in its entirety Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 13, 2001. The sole purpose of this amendment is to remove references to three Exhibits, and to attach Exhibit 10.11, which is filed herewith.


Item 6.     Exhibits and reports on Form 8-K.
     (a) Exhibits

Exhibit
Number            Reference         Description
3.1               (1)               Restated Articles of Incorporation.
3.2               (1)               Amended Bylaws dated September 27, 1994.
4.1               (1)               Restated Articles of Incorporation.
4.2               (1)               Amended Bylaws dated September 27, 1994.
10.1              (1)               401(k) Plan filed as Exhibit 10.10.
10.2              (2)               Stock Purchase Agreement made and entered into as of November 15, 1999, by and among Covenant Transport, Inc., a Tennessee corporation; Harold Ives;
                                    Marilu Ives, Tommy Ives, Garry Ives, Larry Ives, Sharon Ann Dickson, and the
                                    Tommy Denver Ives Irrevocable Trust; Harold Ives Trucking Co.; and Terminal
                                    Truck Broker, Inc.
10.3              (3)               Outside Director Stock Option Plan, filed as Exhibit A.
10.4              (4)               Amendment No. 1 to the Outside Director Stock Option Plan, filed as Exhibit 10.11.
10.5              (5)               Amended and Restated Note Purchase Agreement dated December 13, 2000, among Covenant Asset Management, Inc., Covenant Transport, Inc., and CIG &
                                    Co., filed as Exhibit 10.8.
10.6              (5)               Credit Agreement by and among Covenant Asset Management, Inc., Covenant
                                    Transport,  Inc., Bank of America,  N.A., and each other financial  institution which is a party to the Credit Agreement, dated December 13, 2000, filed as Exhibit 10.9.
10.7              (5)               Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., and Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust
                                    Equitable Securities Corporation, filed as Exhibit 10.10.
10.8              (5)               Receivables Purchase Agreement dated as of December 12, 2000, among CVTI
                                    Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated
                                    Transport, Inc., filed as Exhibit 10.11.
10.9              (6)               Clarification of Intent and Amendment No. 1 to Loan Agreement dated
                                    March 7, 2001, among CVTI Receivables Corp.,  Covenant  Transport,  Inc., and Three Pillars
                                    Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.12.
10.10             (7)               Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as Appendix B.
10.11              #                Amendment No. 1 to Credit Agreement dated August 28, 2001, among Covenant Asset  Management,
                                    Inc., Covenant Transport,  Inc., Bank of America,  N.A., and each other financial institution which is a party to the Credit Agreement.
------------------------------------------------------------------------------------------------------------------------------------

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Form 8-K for the event dated November 16, 1999.
(3)      Schedule 14A, filed April 13, 2000.
(4)      Form 10-Q for the quarter ended September 30, 2000.

(5)      Form 10-K for the year ended December 31, 2000.
(6)      Form 10-Q for the quarter ended March 31, 2001.
(7)      Schedule 14A, filed April 5, 2001.
 #       Filed herewith.

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


                              COVENANT TRANSPORT, INC.


Date: July 30, 2002           /s/ Joey B. Hogan
                              -----------------
                              Joey B. Hogan
                              Senior Vice President and Chief Financial Officer