Form 10-K/A
period 2001-12-31
COVENANT TRANSPORT INC
filed 2002-07-31
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Fiscal Year Ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                        to

Commission file number 0-24960

                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                          88-0320154
------------------------------------         -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  400 Birmingham Highway
  Chattanooga, Tennessee                                   37419
------------------------------------         -----------------------------------
(Address of principal executive                          (Zip Code)
 offices)

Registrant's telephone number, including area code:  423/821-1212
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
                                       $0.01 Par Value Class A Common Stock
                                       ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $117.7 million as of July 26, 2002 (based upon the $18.10 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of July 26, 2002, the registrant had 11,970,711 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                EXPLANATORY NOTE

     Covenant Transport, Inc. ("Covenant") hereby amends and restates in its entirety Item 14(c) of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002. The sole purpose of this amendment is to update and attach Exhibit 21, which is filed herewith.

(c)  Exhibits

Exhibit
Number            Reference         Description
3.1               (1)               Restated Articles of Incorporation.
3.2               (1)               Amended Bylaws dated September 27, 1994.
4.1               (1)               Restated Articles of Incorporation.
4.2               (1)               Amended Bylaws dated September 27, 1994.
10.1              (1)               401(k) Plan filed as Exhibit 10.10.
10.2              (2)               Outside Director Stock Option Plan, filed as Exhibit A.
10.3              (3)               Amendment No. 1 to the Outside Director Stock Option Plan, filed as Exhibit 10.11.
10.4              (4)               Amended and Restated Note Purchase Agreement dated December 13, 2000, among Covenant Asset Management, Inc., Covenant Transport, Inc., and CIG &
                                    Co., filed as Exhibit 10.8.
10.5              (4)               Credit Agreement by and among Covenant Asset Management, Inc., Covenant
                                    Transport,  Inc., Bank of America,  N.A., and each other financial  institution which is a party to the Credit Agreement, dated December 13, 2000, filed as Exhibit 10.9.
10.6              (4)               Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., and Covenant Transport, Inc., and Three Pillars Funding Corporation, and SunTrust Equitable
                                    Securities Corporation, filed as Exhibit 10.10.
10.7              (4)               Receivables Purchase Agreement dated as of December 12, 2000, among CVTI
                                    Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated
                                    Transport, Inc., filed as Exhibit 10.11.
10.8              (5)               Clarification of Intent and Amendment No. 1 to Loan Agreement dated
                                    March 7, 2001, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding
                                    Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.12.
10.9              (6)               Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as Appendix B.
10.10             (7)               Amendment No. 1 to Credit Agreement dated August 28, 2001, among Covenant Asset Management,
                                    Inc., Covenant Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement, filed as Exhibit 10.11.
16                (8)               Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant.
21                 #                List of Subsidiaries.
23.1              (9)               Independent Auditors' Consent - KPMG LLP.
23.2              (9)               Independent Auditors' Consent - PricewaterhouseCoopers LLP.
------------------------------------------------------------------------------------------------------------------------------------

Previously filed as an exhibit to and incorporated by reference from:

(1)      Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)      Schedule 14A, filed April 13, 2000.
(3)      Form 10-Q for the quarter ended September 30, 2000.
(4)      Form 10-K for the year ended December 31, 2000.
(5)      Form 10-Q for the quarter ended March 31, 2001.
(6)      Schedule 14A, filed April 5, 2001.

(7)      Form 10-Q/A for the quarter ended September 30, 2001.
(8)      Form 8-K/A filed September 26, 2001.
(9)      Form 10-K for the year ended December 31, 2001.
#        Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COVENANT TRANSPORT, INC.

Date: July 31, 2002                  By: /s/ Joey B. Hogan
      ---------------------              ---------------------------
                                         Joey B. Hogan
                                         Senior Vice President and Chief
                                         Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature and Title                                               Date

/s/ David R. Parker
--------------------------
David R. Parker                                               July 31, 2002
Chairman of the Board, President, and Chief
Executive Officer (principal executive officer)

/s/ Michael W. Miller
--------------------------
Michael W. Miller                                             July 31, 2002
Director

/s/ Joey B. Hogan
--------------------------
Joey B. Hogan                                                 July 31, 2002
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ R. H. Lovin, Jr.
--------------------------
R. H. Lovin, Jr.                                              July 31, 2002
Director

/s/ William T. Alt
--------------------------
William T. Alt                                                July 31, 2002
Director

/s/ Robert E. Bosworth
--------------------------
Robert E. Bosworth                                            July 31, 2002
Director

/s/ Hugh O. Maclellan, Jr.
--------------------------
Hugh O. Maclellan, Jr.                                        July 31, 2002
Director

/s/ Mark Scudder
--------------------------
Mark Scudder                                                  July 31, 2002
Director