Form 10-Q
period 2002-06-30
COVENANT TRANSPORT INC
filed 2002-08-12
CIK 928658

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                                     PART I
                              FINANCIAL INFORMATION
                                                                                                                  Page Number
Item 1. Financial Statements


        Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30,
        2002 (Unaudited)                                                                                                3

        Condensed Consolidated Statements of Operations for the three months and six months
        ended June 30, 2001 and 2002 (Unaudited)                                                                        4

        Condensed Consolidated Statements of Cash Flows for the six months ended
        June 30, 2001 and 2002 (Unaudited)                                                                              5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                                                6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                     19

                                     PART II
                                OTHER INFORMATION

                                                                                                                  Page Number
Item 1. Legal Proceedings                                                                                              21

Items 2 and 3.  Not applicable                                                                                         21

Item 4. Submission of Matters to a Vote of  Security Holders                                                           21

Item 5. Not applicable                                                                                                 21

Item 6. Exhibits and Reports on Form 8-K                                                                             21-22

ITEM 1. FINANCIAL STATEMENTS

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                December 31, 2001           June 30, 2002
                                                                                                             (unaudited)
                                                                               ---------------------    ----------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                             $       383              $      1,155
  Accounts receivable, net of allowance of $1,623 in 2001 and
     $1,900 in 2002                                                                          62,540                    69,884
  Drivers' advances and other receivables                                                     4,002                     5,362
  Inventory and supplies                                                                      3,471                     2,924
  Prepaid expenses                                                                           11,824                     9,241
  Deferred income taxes                                                                       6,630                     6,096
  Income taxes receivable                                                                     4,729                     4,729
                                                                               ---------------------    ----------------------
Total current assets                                                                         93,579                    99,391

Property and equipment, at cost                                                             369,069                   392,074
Less accumulated depreciation and amortization                                              137,533                   158,308
                                                                               ---------------------    ----------------------
Net property and equipment                                                                  231,536                   233,766

Other                                                                                        24,667                    22,620
                                                                               ---------------------    ----------------------

Total assets                                                                            $   349,782              $    355,777
                                                                               =====================    ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balances                                             $         -              $      3,368
  Current maturities of long-term debt                                                       20,150                        50
  Securitization facility                                                                    48,130                    49,130
  Accounts payable                                                                            7,241                     8,430
  Accrued expenses                                                                           17,871                    16,536
  Insurance and claims accrual                                                               11,854                    16,083
                                                                               ---------------------    ----------------------
Total current liabilities                                                                   105,246                    93,597

Long-term debt, less current maturities                                                      29,000                    42,000
Deferred income taxes                                                                        53,634                    53,703
                                                                               ---------------------    ----------------------
Total liabilities                                                                           187,880                   189,300

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares
      issued and outstanding                                                                      -                         -
    Class A common stock, $.01 par value; 20,000,000 shares authorized;
      12,680,483 and 12,859,351 shares issued and 11,708,983 and
      11,887,851 shares outstanding as of 2001 and 2002, respectively                           127                       129
    Class B common stock, $.01 par value; 5,000,000 shares authorized;
      2,350,000 shares issued and outstanding as of 2001 and 2002                                24                        24
Additional paid-in-capital                                                                   79,832                    82,221
Other comprehensive (loss) income                                                             (748)                       122
Treasury stock, at cost; 971,500 shares as of 2001 and 2002                                 (7,935)                   (7,935)
Retained earnings                                                                            90,602                    91,916
                                                                               ---------------------    ----------------------
Total stockholders' equity                                                                  161,902                   166,477
                                                                               ---------------------    ----------------------
Total liabilities and stockholders' equity                                              $   349,782              $    355,777
                                                                               =====================    ======================


The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                      (In thousands except per share data)

                                                         Three months ended June 30,         Six months ended June 30,
                                                                 (unaudited)                        (unaudited)
                                                       ---------------------------------   ------------------------------

                                                               2001            2002               2001           2002
                                                               ----            ----               ----           ----
Freight revenue                                               $ 141,683       $ 138,840        $ 273,012      $ 267,860
Fuel and accessorial surcharges                                   7,486           5,472           14,780          8,671
                                                       ---------------------------------   ------------------------------
  Total revenue                                               $ 149,169       $ 144,312        $ 287,792      $ 276,531

Operating expenses:
  Salaries, wages, and related expenses                          64,572          58,576          125,816        114,332
  Fuel expense                                                   27,656          24,061           54,039         46,146
  Operations and maintenance                                     10,061          10,264           18,694         19,127
  Revenue equipment rentals and purchased
     transportation                                              17,323          14,855           34,238         29,657
  Operating taxes and licenses                                    3,839           3,915            7,375          7,192
  Insurance and claims                                            6,556           7,836           11,318         15,004
  Communications and utilities                                    1,881           1,690            3,650          3,536
  General supplies and expenses                                   3,671           3,637            6,998          7,148
  Depreciation, amortization and impairment
    charge, including gains (losses) on disposition of
    equipment (1)                                                10,543          11,915           19,945         25,974
                                                       ---------------------------------   ------------------------------
Total operating expenses                                        146,102         136,749          282,073        268,116
                                                       ---------------------------------   ------------------------------
Operating income                                                  3,067           7,563            5,719          8,415
Other (income) expenses:
  Interest expense                                                2,076             870            4,686          1,934
  Interest income                                                  (81)             (11)            (208)           (34)
  Other                                                             179             434              (21)           211
                                                       ---------------------------------   ------------------------------
Other (income) expenses, net                                      2,174           1,293            4,457          2,111
                                                       ---------------------------------   ------------------------------
Income before income taxes                                          893           6,270            1,262          6,304
Income tax expense                                                  339           3,288              479          4,101
                                                       ---------------------------------   ------------------------------
Income before extraordinary loss on early
  extinguishment of debt                                            554           2,982              783          2,203
Extraordinary loss on early extinguishment of debt,
  net of income tax benefit                                           -               -                -            890
                                                       ---------------------------------   ------------------------------
Net income                                                      $   554       $   2,982        $     783      $   1,313
                                                       =================================   ==============================

Net income per share
 Basic and diluted:
  Income before extraordinary loss on early
    extinguishment of debt                                      $  0.04       $    0.21        $     0.06     $    0.15
  Extraordinary loss, net of income tax benefit                       -               -                 -         (0.06)
Total basic and diluted earnings per share:                     $  0.04       $    0.21        $     0.06     $    0.09
                                                       ---------------------------------   ------------------------------

Weighted average shares outstanding                              13,967          14,108             13,957        14,096
Adjusted weighted average shares and assumed
  conversions outstanding                                        14,257          14,399             14,230        14,380

(1) Includes a $3.3 million pre-tax impairment charge in the first quarter of 2002, which is reflected in the six month period ending June 30, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                 (In thousands)

                                                                                            Six months ended June 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                          2001                      2002
                                                                                          ----                      ----
Cash flows from operating activities:
Net income                                                                            $    783                 $   1,313
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for losses on accounts receivables                                             24                       600
   Extraordinary loss on early extinguishment of debt, net of tax                            -                       890
   Depreciation, amortization and impairment of assets (1)                              19,169                    24,593
   Provision for losses on guaranteed residuals                                              -                       324
   Deferred income tax expense                                                          (1,604)                      602
   Equity in earnings of affiliate                                                         860                         -
   (Gain)/loss on disposition of property and equipment                                   (101)                    1,381
   Changes in operating assets and liabilities:
    Receivables and advances                                                             6,611                    (7,644)
    Prepaid expenses                                                                     2,422                     2,583
    Tire and parts inventory                                                              (667)                      547
    Accounts payable and accrued expenses                                                7,645                     5,501
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                          35,142                    30,690

Cash flows from investing activities:
      Acquisition of property and equipment                                             (44,059)                  (29,118)
      Proceeds from disposition of property and equipment                                16,283                       829
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                             (27,776)                  (28,289)

Cash flows from financing activities:
   Checks in excess of bank balances                                                          -                     3,368
   Deferred costs                                                                           (94)                        -
   Exercise of stock options                                                                810                     2,391
   Proceeds from issuance of long-term debt                                              38,000                    49,000
   Repayments of long-term debt                                                         (47,780)                  (56,388)
                                                                                  ------------------         -----------------
Net cash flows used in financing activities                                              (9,064)                   (1,629)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                  (1,698)                      772

Cash and cash equivalents at beginning of period                                          2,287                       383
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                            $     589                 $   1,155
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

     In the past, the Company has reported revenue net of fuel surcharges and accessorial revenue and has netted amounts against the related expense items. Effective January 1, 2002, the Company is now including those items in revenue in its Statement of Operations. The prior period Statement of Operations has been conformed with the reclassification.

Note 2.  Basic and Diluted Earnings per Share

     The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statements of Income:

                                                                    Three months ended June         Six months ended
                                                                              30,                       June 30,
                                                                       2001          2002          2001          2002
                                                                       ----          ----          ----          ----
                                                                            (in thousands except per share data)
            Numerator:

            Income before extraordinary loss on early
              extinguishment of debt                                   $   554      $  2,982       $   783      $  2,203
            Extraordinary loss, net of tax benefit                           -             -             -           890

                                                                    -----------   -----------   -----------   -----------
              Net earnings                                             $   554      $  2,982       $   783      $  1,313

            Denominator:

              Denominator for basic earnings
                per share - weighted-average shares                     13,967        14,108        13,957        14,096

            Effect of dilutive securities:

              Employee stock options                                       290           291           273           284
                                                                    -----------   -----------   -----------   -----------

            Denominator for diluted earnings per share -
            adjusted weighted-average shares and assumed
            conversions                                                 14,257        14,399        14,230        14,380
                                                                    ===========   ===========   ===========   ===========
            Net income per share
             Basic and diluted:
              Income before extraordinary loss on early
               extinguishment of debt                                  $  0.04      $   0.21       $  0.06      $   0.15
            Extraordinary loss, net of tax effect                            -             -             -         (0.06)
            Total basic and diluted earnings per share:                $  0.04      $   0.21       $  0.06      $   0.09

                                                                     Page 6

Note 3.  Income Taxes

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, and the effect of the per diem pay structure for drivers.

Note 4.  Investment in Transplace

     Effective July 1, 2000, the Company combined its logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. ("TPC"). TPC operates a global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 12.4% ownership in TPC. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) received on an annualized basis. Initially, the Company accounted for its 12.4% investment in TPC using the equity method of accounting. During the third quarter of 2001, TPC changed its filing status to a C corporation and as a result, management determined it appropriate to account for its investment using the cost method of accounting.

Note 5.  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, is no longer amortized after January 1, 2002. Furthermore, any goodwill that is acquired in a purchase business combination completed after June 30, 2001, will not be amortized. During the second quarter of 2002, the Company completed its evaluation of its goodwill for impairment and determined that there was no impairment. At June 30, 2002, the Company has $11.0 million of goodwill. Had goodwill not been amortized in previous years, the Company's net income and net income per share would have been as follows for the three and six months ended June 30, 2001:

                                                     Three months                   Six months
                                                        ended                         ended
                                                     June 30, 2001                 June 30, 2001
                                                -----------------------      ------------------------
                                                        (in thousands except per share data)
          Net income as reported                              $ 554                         $ 783
            Add back goodwill amortization                    $  62                         $ 124
                                                -----------------------      ------------------------
            Adjusted net income                               $ 616                         $ 907
                                                =======================      ========================
          Basic earnings per share:
            As reported                                       $0.04                         $0.06
            Goodwill amortization                                 -                             -
                                                -----------------------      ------------------------
            As adjusted                                       $0.04                         $0.06
                                                =======================      ========================
          Diluted earnings per share
            As reported                                       $0.04                         $0.06
            Goodwill amortization                                 -                             -
                                                -----------------------      ------------------------
            As adjusted                                       $0.04                         $0.06
                                                =======================      ========================

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

     The Company adopted SFAS No. 133 effective January 1, 2001, but had no instruments in place on that date. During the first quarter of 2001, the Company entered into two $10 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statement of operations. At June 30, 2002, the fair value of these interest rate swap agreements was a liability of $0.9 million.

     The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations. At June 30, 2002, the notional amount for fixed price normal purchase commitments for 2002 and 2003 is approximately 18.5 million gallons in the remainder of 2002 and approximately 36.0 million gallons in 2003. In addition, during the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its cash flow exposure to diesel fuel price fluctuations on floating rate diesel fuel purchase commitments. These contracts are considered highly effective in offsetting changes in anticipated future cash flows and have been designated as cash flow hedges under SFAS No. 133. Each calls for 3.0 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon before fuel taxes, respectively, through December 31, 2002. These fuel hedge contracts were effective for the quarter and six months ended June 30, 2002. At June 30, 2002, the cumulative fair value of these heating oil contracts was an asset of $0.2 million, which was recorded in accrued expenses with the offset to other comprehensive income, net of taxes.

     All changes in the fuel derivatives' fair values were determined to be effective for measurement and recognition purposes. The entire amount of gains and losses are expected to be recognized in earnings within the next six months.

     The derivative activity as reported in the Company's financial statements for the six months ended June 30, 2002, was (in thousands):

  Net derivative liability at December 31, 2001                              $  (1,932)
  Changes in statements of operations:
   Loss on derivative instruments that do not qualify as
    hedging instruments:
      Beginning liability balance                                                 (726)
      Loss in value                                                               (211)
                                                                              ----------
      Ending derivative liability balance                                         (937)
                                                                              ==========

  Changes in other comprehensive income (loss) relating to fuel hedge contracts that qualify as cash flow hedges:
     Beginning other comprehensive income (loss)                                  (748)
     Gain in value                                                               1,404
     Change in deferred taxes relating to other comprehensive income              (534)
                                                                              ----------
      Ending other comprehensive income                                            122
                                                                              ----------
      Deferred taxes                                                                75
                                                                              ----------
      Ending derivative asset balance, gross                                       197
                                                                              ==========

  Net derivative liability at June 30, 2002                                  $    (740)
                                                                              ==========

     The following is a summary of comprehensive income for the six months ended June 30, 2001 and 2002.

        (in thousands)                                                    2001                  2002
                                                                 ------------------    ------------------
        Net income                                                     $   783                $ 1,313

        Other comprehensive income -
          Unrealized gain on cash flow hedging derivatives,
            net of taxes                                                     -
                                                                 ------------------    ------------------

        Comprehensive income                                           $   783                $  2,183
                                                                 ==================    ==================

Note 7.  Impairment of Equipment and Change in Estimated Useful Lives

     For the past several quarters, the nationwide inventory of used tractors has far exceeded demand. As a result, the market value of used tractors has fallen significantly below both historical levels and the carrying values on the Company's financial statements. The Company has extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors has not significantly improved since 2001.

     The Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under applicable accounting rules. In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment, and during the fourth quarter of 2001 and the first quarter of 2002, the Company recognized a pre-tax charge of approximately $15.4 million and $3.3 million, respectively, to reflect an impairment in tractor values. The charge related to the Company's approximately 2,100 model year 1998 through 2000 in-use tractors. The Company incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying statement of operations. The Company accrued this loss from January 1, 2002, to the date the tractors were purchased off lease in February 2002.

     The approximately 1,400 model year 2001 tractors are not affected by the impairment charges. The Company has evaluated the 2001 model year tractors for impairment and determined that such units were not impaired. These units are not expected to be disposed of for 24 to 36 months following December 31, 2001. The Company has adjusted the depreciation rate of its owned model year 2001 tractors to approximate its recent experience with disposition values and expectation for future disposition values. The Company also increased the lease expense on its leased units since it expects to purchase the leased tractors at the end of the three-year leases and operate them for the last year of its four-year trade cycle. Although management believes the additional depreciation and lease expense will bring the carrying values of the model year 2001 tractors in line with future disposition values, the Company does not have trade-in agreements covering those tractors. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade. Management of the Company estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually.

Note 8.  Long-term Debt and Securitization Facility

     Long-term debt consists of the following at December 31, 2001, and June 30, 2002:

        (in thousands)                                                    2001                 2002
                                                                    -----------------    ------------------
        Borrowings under $120 million credit agreement                      $26,000               $39,000
        10-year senior notes                                                 20,000                     -
        Notes to unrelated individuals for non-compete
        agreements                                                              150                    50
        Note payable to former SRT shareholder, bearing
        interest at 6.5% with interest payable quarterly                      3,000                 3,000
                                                                    -----------------    ------------------
        Total Long-Term Debt                                                 49,150                42,050
        Less current maturities                                              20,150                    50
                                                                    -----------------    ------------------
        Long-term debt, less current portion                                $29,000               $42,000
                                                                    =================    ==================

     In December 2000, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks with maximum borrowings of $120 million, which matures December 13, 2003. The Credit Agreement provides a revolving credit facility with borrowings limited to the lesser of 90% of the net book value of eligible revenue equipment or $120 million. Letters of credit are limited to an aggregate commitment of $20 million. The Credit Agreement is collateralized by an agreement which includes pledged stock of the Company's subsidiaries, inter-company notes, and licensing agreements. A commitment fee is charged on the daily unused portion of the facility and is adjusted quarterly between 0.15% and 0.25% per annum based on the consolidated leverage ratio. At June 30, 2002, the fee was 0.225% per annum. The Credit Agreement is guaranteed by all of the Company's subsidiaries except CVTI Receivables Corporation ("CRC"). The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. As of June 30, 2002, the Company had borrowings under the Credit Agreement in the amount of

     $39.0 million with a weighted average interest rate of 2.9% and outstanding letters of credit of approximately $17.1 million. The Company had borrowing availability of $63.9 million under the Credit Agreement.

     On March 15, 2002 the Company retired its $20 million in senior notes due October 2005 with an insurance company with borrowings from the Credit Agreement. The term agreement required payments for interest semi-annually in arrears with principal payments due in five equal annual installments beginning October 1, 2001. Interest accrued at 7.39% per annum. The Company incurred a $0.9 million after-tax extraordinary loss ($1.4 million pre-tax) to reflect the early extinguishment of this debt in the first quarter of 2002.

     At June 30, 2002 and December 31, 2001, the Company has outstanding letters of credit of approximately $17.1 and $12.6 million, respectively.

     Maturities of long term debt at June 30, 2002 are as follows (in thousands):

                   2002                        50
                   2003                    39,000
                   2004                     3,000

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

     The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin on the proceeds received. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of June 30, 2002 and December 31, 2001, the Company had received $49.1 million and $48.1 million, respectively, in proceeds, with a weighted average interest rate of approximately 1.9%.

     The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. As of June 30, 2002, the Company is in compliance with the Credit Agreement and Securitization Facility.

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

     In April 2002, the Financial Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy
     Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for the Company's fiscal year beginning in 2003 with earlier application encouraged. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and believes it will impact presentation of the loss from early extinguishment of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

The condensed consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries ("Covenant" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess capacity in the trucking industry; decreased demand for the Company's services or loss of one or more major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes or work stoppages; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums or deductible amounts or claims relating to accident, cargo, workers' compensation, health, and other matters; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

The Company's freight revenue before fuel surcharges and accessorial revenue decreased 1.9%, to $267.9 million in the six months ended June 30, 2002, from $273.0 million during the same period of 2001. The Company's revenue was affected by a 4.4% decrease in weighted average number of tractors partially offset by a 3.1% increase in revenue per tractor. The Company has elected to constrain the size of its fleet until fleet production and profitability improve.

The Company recognized an approximately $3.3 million pre-tax impairment charge and an approximately $0.9 million after-tax extraordinary item to reflect the early extinguishment of debt in the first quarter of 2002. Excluding the impairment charge and extraordinary item, the Company's earnings improved to $4.2 million during the first six months of 2002 compared to $0.8 million during the 2001 period. Including the impairment charge and the extraordinary item, the Company's net income was $1.3 million for the six months ended June 30, 2002.

Covenant reduced the number of teams in its operations during 2001 and into 2002 to better match the demand for expedited long-haul service. The single driver fleets generally operate fewer miles per tractor and experience a greater percentage of non-revenue miles. The additional expenses and lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. The Company's operating statistics and expenses are expected to continue to shift in future periods with the mix of single and team operations.

The Company continues to obtain revenue equipment through its owner-operator fleet and finance equipment under operating leases. Over the past two years, it has become more difficult to retain owner-operators due to the challenging operating conditions. The Company's owner-operator fleet decreased to an average of 348 in the first six months of 2002 compared to an average of 385 in the 2001 period. Owner-operators provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. The Company continues to use operating leases as a method of financing its equipment. As of June 30, 2002, the Company had financed approximately 636 tractors and 2,564 trailers under operating leases as compared to 1,084 tractors and 1,619 trailers under operating leases as of June 30, 2001. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation and as a result, expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using net margin rather than operating income.

The Company's tractor leases generally run for a term of three years. With the extension of the tractor's trade cycle to approximately four years, the Company has been purchasing the leased tractors at the expiration of the lease term, although there is no commitment to purchase the tractors. To date the purchases have been financed through the Company's line of credit. The tractors are then accounted for as owned equipment. Trailer leases generally run for a term of seven years with the first leases expiring in 2005. The Company has not determined whether it anticipates purchasing trailers at the end of these leases.

The following table sets forth the percentage relationship of certain items to freight revenue:

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ---------------------------------   ------------------------------

                                                                       2001             2002              2001             2002
                                                                  ---------------  ----------------   --------------   -------------
       Freight revenue (1)                                             100.0%           100.0%            100.0%           100.0%
       Operating expenses:
         Salaries, wages, and related expenses (1)                      44.6             40.9              45.2             41.5
         Fuel expense (1)                                               15.4             15.0              15.6             15.6
         Operations and maintenance (1)                                  6.8              7.0               6.6              6.8
         Revenue equipment rentals and purchased
            transportation                                              12.2             10.7              12.5             11.1
         Operating taxes and licenses                                    2.7              2.8               2.7              2.7
         Insurance and claims                                            4.6              5.6               4.1              5.6
         Communications and utilities                                    1.3              1.2               1.3              1.3
         General supplies and expenses                                   2.6              2.6               2.6              2.7
         Depreciation and amortization (2)                               7.4              8.6               7.3              9.7
                                                                  ---------------  ----------------   --------------   -------------
                Total operating expenses                                97.8             94.6              97.9             96.9
                                                                  ---------------  ----------------   --------------   -------------
                Operating income                                         2.2              5.4               2.1              3.1
       Other (income) expense, net                                       1.5              0.9               1.6              0.8
                                                                  ---------------  ----------------   --------------   -------------
                 Income before income taxes                              0.6              4.5               0.5              2.3
       Income tax expense                                                0.2              2.4               0.2              1.5
                                                                  ---------------  ----------------   --------------   -------------
       Income before extraordinary loss on early
         extinguishment of debt                                          0.4              2.1               0.3              0.8
       Extraordinary loss on early extinguishment of
         debt, net of income tax benefit                                   -                -                 -             (0.3)
                                                                  ---------------  ----------------   --------------   -------------

       Net income                                                        0.4%             2.1%              0.3%             0.5%
                                                                  ===============  ================   ==============   =============

(1)  Freight revenue is total revenue less fuel surcharge and  accessorial  revenue.  In this table,  fuel surcharge and accessorial revenue are shown netted against the appropriate  expense category.  (Fuel expense,  $5.8 million and $3.2 million in the three months ending June 30, 2001, and 2002,  respectively.  Salaries,  wages, and related expenses, $1.3 million and $1.8 million in the three months ending June 30, 2001, and 2002,  respectively.  Operations and  maintenance,  $0.4 million and $0.5 million in three months  ending June 30, 2001,  and 2002,  respectively.  Fuel  expense,  $11.5 million and $4.5 million in the six months ending June 30, 2001, and 2002, respectively.  Salaries,  wages, and related expenses, $2.5 million and $3.2 million in the six months ending June 30, 2001, and 2002,  respectively.  Operations and maintenance,  $0.7 million and $1.0 million in six months ending June 30, 2001, and 2002, respectively.)

(2)  Includes a $3.3 million pre-tax impairment charge or 1.2% of revenue in the six months ending June 30, 2002.

COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
2001

Freight revenue (total revenue before fuel surcharge and accessorial revenue) decreased $2.8 million (2.0%), to $138.8 million in the three months ended June 30, 2002, from $141.7 million in the same period of 2001. The Company's revenue was affected by a 6.6% decrease in weighted average number of tractors partially offset by a 5.8% increase in revenue per tractor per week to $2,887 in the 2002 period from $2,730 in the 2001 period. Weighted average tractors decreased to 3,688 in the 2002 period from 3,947 in the 2001 period. The Company has elected to constrain the size of its tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $1.8 million in the 2002 period and $1.3 million in the 2001 period, decreased $6.4 million (10.2%), to $56.8 million in the 2002 period, from $63.2 million in the 2001 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.9% in the 2002 period, from 44.6% in the 2001 period. Wages for over the road drivers as a percentage of freight revenue decreased to 28.5% in the 2002 period from 32.2% in the 2001 period. The decrease was largely attributable to the Company utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated, implementing changes in its pay structure and a per diem pay program for its drivers during August 2001. The Company's payroll expense for employees other than over the road drivers increased to 6.9% of freight revenue in the 2002 period from 6.7% of freight revenue in the 2001 period. Health insurance, employer paid taxes, workers' compensation, and other employee benefits remained relatively constant at 6.7% of freight revenue in the 2002 and 2001 periods.

Fuel expense, net of fuel surcharge revenue of $3.2 million in the 2002 period and $5.8 million in the 2001 period, decreased $1.0 million (4.7%), to $20.9 million in the 2002 period, from $21.9 million in the 2001 period. As a percentage of freight revenue, net fuel expense decreased to 15.0% in the 2002 period from 15.4% in the 2001 period. Fuel surcharges amounted to $.028 per loaded mile in the 2002 period compared to $.049 per loaded mile in the 2001 period. Fuel costs may be affected in the future by the Company's fuel hedging and volume purchase commitments from time-to-time and the collectibility of fuel surcharges, as well as by lower fuel mileage if government mandated emissions standards effective October 1, 2002, are implemented as scheduled.

Operations and maintenance consist primarily of vehicle maintenance, repairs and driver recruitment expenses. Net of accessorial revenue of $0.5 million in the 2002 period and $0.4 million in the 2001 period, operations and maintenance increased $0.1 million (0.8%), to $9.8 million in the 2002 period, from $9.7 million in the 2001 period. As a percentage of freight revenue, operations and maintenance increased to 7.0% in the 2002 period, from 6.8% in the 2001 period. The Company extended the trade cycle on its tractor fleet from three years to four years, which resulted in an increase in the number of required repairs.

Revenue equipment rentals and purchased transportation decreased $2.5 million (14.2%), to $14.8 million in the 2002 period, from $17.3 million in the 2001 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 10.7% in the 2002 period from 12.2% in the 2001 period. The decrease was the result of a smaller fleet of owner-operators during 2002 (an average of 350 for the 2002 quarter compared to 384 in the 2001 quarter) and lower lease expense during the quarter (3.1% of freight revenue in 2002 compared to 3.9% of freight revenue in 2001). The smaller fleet resulted in lower payments to owner operators (7.6% of freight revenue in 2002 compared to 8.3% of freight revenue in 2001). Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. As of June 30, 2002, the Company had financed approximately 636 tractors and 2,564 trailers under operating leases as compared to 1,084 tractors and 1,619 trailers under operating leases as of June 30, 2001. The lease expense per tractor will increase in future periods. See Note 7.

Operating taxes and licenses increased $0.1 million (2.0%), to $3.9 million in the 2002 period, from $3.8 million in the 2001 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.8% in the 2002 period and 2.7% in the 2001 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.3 million (19.5%), to $7.8 million in the 2002 period from $6.6 million in the 2001 period. As a percentage of freight revenue, insurance increased to 5.6% in the 2002 period from 4.6% in the 2001 period. The increase is a result of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The deductible amount increased from $5,000 in 2000, to $250,000 in 2001, to $500,000 in March of 2002. The Company
currently carries $50.0 million of insurance coverage with a $500,000 aggregate deductible for liability, physical damage, and cargo claims per incident. From March to July 15, 2002, the Company also had an additional $3.0 million layer of deductible exposure between $2.0 million and $5.0 million per incident. On July 15, 2002, the Company eliminated the $3.0 million layer of exposure for claims arising after that date at an increase in cost for that layer of approximately 10%. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self insured retention.

Communications and utilities expense decreased $0.2 million (10.2%), to $1.7 million in the 2002 period, from $1.9 million in the 2001 period. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.2% in the 2002 period as compared to 1.3% in the 2001 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, remained relatively constant at $3.6 million (2.6% of revenue) and $3.7 million (2.6% of revenue) in the 2002 and 2001 periods, respectively.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.4 million (13.0%), to $11.9 million in the 2002 period from $10.5 million in the 2001 period. As a percentage of freight revenue, depreciation and amortization increased to 8.6% in the 2002 period from 7.4% in the 2001 period. The Company has increased the annual depreciation expense on the 2001 model year tractors to approximate the Company's recent experience with disposition values and expectation for future disposition values. In addition, depreciation expense is expected to rise in the future as the cost of new tractors has increased and the residual value has decreased. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $0.9 million in the 2002 period compared to a gain of $13,000 in the 2001 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and the Company will evaluate goodwill and certain intangibles for impairment, annually prospectively beginning in 2002. During the second quarter of 2002, the Company completed its analysis of goodwill for impairment and concluded there was no impairment. The favorable impact of goodwill no longer being amortized was approximately $75,000 for the three months ended June 30, 2002.

Other expense, net, decreased $0.9 million (40.5%), to $1.3 million in the 2002 period, from $2.2 million in the 2001 period. As a percentage of freight revenue, other expense decreased to 0.9% in the 2002 period from 1.5% in the 2001 period. Included in the other expense category are interest expense, interest income, and a $0.4 million pre-tax non-cash loss related to the accounting for interest rate derivatives under SFAS 133. The decrease was the result of lower debt balances and more favorable interest rates.

The Company's income tax expense for the 2002 period was $3.3 million or 52.4% of earnings before income taxes. The Company's income tax expense for the 2001 period was $0.3 million or 38.0% of earnings before income taxes. In 2002, the effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible portion of per diem expenses, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

Primarily as a result of the factors described above, net income increased $2.4 million (439.1%), to $3.0 million in the 2002 period (2.1% of revenue) from $0.6 million in the 2001 period (0.4% of revenue).

As a result of the foregoing, the Company's net margin increased to 2.1% in the 2002 period from 0.4% in the 2001 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

Freight revenue (total revenue before fuel surcharge and accessorial revenue) decreased $5.2 million (1.9%), to $267.9 million in the six months ended June 30, 2002, from $273.0 million in the same period of 2001. The Company's revenue was affected by a 4.4% decrease in weighted average tractors partially offset by a 3.1% increase in revenue per tractor per week, to $2,784 in the 2002 period from $2,699 in the 2001 period. Weighted average tractors decreased to 3,700 in the 2002 period from 3,869 in the 2001 period. The Company has elected to constrain the size of its tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $3.2 million in the 2002 period and $2.5 million in the 2001 period, decreased $12.1 million (9.8%), to $111.1 million in the 2002 period, from $123.3 million in the 2001 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 41.5% in the 2002 period, from 45.2% in the 2001 period. Wages for over the road drivers as a percentage of freight revenue decreased to 28.9% in 2002 from 32.3% in 2001. The decrease was largely attributable to the Company utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated, implementing changes in its pay structure and a per diem pay program for its drivers during August 2001. The Company's payroll expense for employees other than over the road drivers increased to 7.0% of freight revenue in the 2002 period from 6.7% of freight revenue in the 2001 period. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased to 6.8% of freight revenue in the 2002 period from 7.2% of freight revenue in the 2001 period due in part to paying lower taxes due to lower payroll amounts.

Fuel expense, net of fuel surcharge revenue of $4.5 million in the 2002 period and $11.5 million in the 2001 period, decreased $1.0 million (2.2%), to $41.7 million in the 2002 period, from $42.6 million in the 2001 period. As a percentage of freight revenue, net fuel expense remained essentially constant at 15.6% in the 2002 and 2001 periods. Fuel surcharges amounted to $.020 per loaded mile in the 2002 period compared to $.051 per loaded mile in the 2001 period. Fuel costs may be affected in the future by the Company's fuel hedging and volume purchase commitments from time-to-time and the collectibility of fuel surcharges, as well as by lower fuel mileage if government mandated emissions standards effective October 1, 2002, are implemented as scheduled.

Operations and maintenance consist primarily of vehicle maintenance, repairs and driver recruitment expenses. Net of accessorial revenue of $1.0 million in the 2002 period and $0.7 million in the 2001 period, operations and maintenance increased $0.2 million (1.2%), to $18.2 million in the 2002 period, from $18.0 million in the 2001 period. As a percentage of freight revenue, operations and maintenance increased to 6.8% in the 2002 period, from 6.6% in the 2001 period. The Company extended the trade cycle on its tractor fleet from three years to four years, which resulted in an increase in the number of required repairs.

Revenue equipment rentals and purchased transportation decreased $4.6 million (13.4%), to $29.6 million in the 2002 period, from $34.2 million in the 2001 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 11.1% in the 2002 period from 12.5% in the 2001 period. The decrease was the result of a smaller fleet of owner-operators during 2002 (an average of 348 in 2002 compared to an average of 385 in 2001) and lower lease payments during the six month period (3.5% of freight revenue in the 2002 period compared to 4.0% of freight revenue in the 2001 period). The smaller fleet resulted in lower payments to owner operators (7.5% of freight revenue in 2002 compared to 8.6% of freight revenue in 2001). Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. As of June 30, 2002, the Company had financed approximately 636 tractors and 2,564 trailers under operating leases as compared to 1,084 tractors and 1,619 trailers under operating leases as of June 30, 2001. The lease expense per tractor will increase in future periods. See Note 7.

Operating taxes and licenses decreased $0.2 million (2.5%), to $7.2 million in the 2002 period, from $7.4 million in the 2001 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.7% in the 2002 and 2001 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.7 million (32.6%), to $15.0 million in the 2002 period from $11.3 million in the 2001 period. As a percentage of freight revenue, insurance increased to 5.6% in the 2002 period from 4.1% in the 2001 period. The increase is a result of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The deductible amount increased from $5,000 in 2000, to $250,000 in 2001, to $500,000 in March of 2002. The Company
currently carries $50.0 million of insurance coverage with a $500,000 aggregate deductible for liability, physical damage, and cargo claims per incident. From March to July 15, 2002, the Company also had an additional $3.0 million layer of deductible exposure between $2.0 million and $5.0 million per incident. On July 15, 2002, the Company eliminated the $3.0 million layer of exposure for claims arising after that date at an increase in cost for that layer of approximately 10%. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self insured retention.

Communications and utilities expense decreased $0.1 million (3.1%), to $3.5 million in the 2002 period, from $3.7 million in the 2001 period. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% in the 2002 and 2001 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, remained relatively constant at $7.1 million (2.7% of revenue) and $7.0 million (2.6% of revenue) in the 2002 and 2001 periods, respectively.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, increased $6.0 million (30.2%), to $26.0 million in the 2002 period from $19.9 million in the 2001 period. As a percentage of freight revenue, depreciation and amortization increased to 9.7% in the 2002 period from 7.3% in the 2001 period. The increase is primarily the result of a $3.3 million pre-tax impairment charge related to approximately 327 model year 1998 through 2000 in use tractors. See "Impairment of Tractor Values and Future Expense" below for additional information. The Company's approximately 1,400 model year 2001 tractors were not affected by the charge. The Company has increased the annual depreciation expense on the 2001 model year tractors to approximate the Company's recent experience with disposition values and expectation for future disposition values. In addition, depreciation expense is expected to rise in the future as the cost of new tractors has increased and the residual value has decreased. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $1.4 million in the 2002 period compared to a gain of $0.1 million in the 2001 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and the Company will evaluate goodwill and certain intangibles for impairment, annually prospectively beginning in 2002. During the second quarter of 2002, the Company tested its goodwill for impairment and found no impairment. The positive impact of goodwill no longer being amortized was approximately $150,000 for the six months ended June 30, 2002.

Other expense, net, decreased $2.3 million (52.6%), to $2.1 million in the 2002 period, from $4.5 million in the 2001 period. As a percentage of freight revenue, other expense decreased to 0.8% in the 2002 period from 1.6% in the 2001 period. Included in the other expense category are interest expense, interest income, and a $0.2 million pre-tax non-cash loss related to the accounting for interest rate derivatives under SFAS 133. The decrease was the result of lower debt balances and more favorable interest rates.

The Company's income tax expense for the six months ended June 30, 2002 was $4.1 million or 65.1% of earnings before income taxes. The Company's income tax expense for the 2001 period was $0.5 million or 38.0% of earnings before income taxes. In 2002, the effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as earnings fluctuate.

Primarily as a result of the factors described above, net income increased $0.5 million (67.7%), to $1.3 million in the 2002 period (0.5% of revenue) from $0.8 million in the 2001 period (0.3% of revenue).

As a result of the foregoing, the Company's net margin increased to 0.5% in the 2002 period from 0.3% in the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's growth has required significant capital investments. The Company historically has financed its expansion requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at June 30, 2002, were funds provided by operations, proceeds under the Securitization Facility (as defined below), borrowings under its primary credit agreement, which had maximum available borrowing of $120.0 million at June 30, 2002 (the "Credit Agreement") and operating leases of revenue equipment. The Company believes its sources of liquidity are adequate to meet its current and projected needs for at least the next twelve months.

Net cash provided by operating activities was $30.7 million in the 2002 period and $35.1 million in the 2001 period. The 2001 period included an unusually large collection of receivables that had resulted from billing problems during 2000. In 2002, there was an increase in depreciation and amortization which included a $3.3 million pre-tax impairment charge as well as an increase in claims accruals as the Company increased its self-insured retention amounts.

Net cash used in investing activities was $28.3 million in the 2002 period and $27.8 million in the 2001 period. The cash used in 2002 related to the financing of tractors, which were previously financed through operating leases, using proceeds from the Credit Agreement. In 2001, approximately $15 million was related to the financing of the Company's headquarters facility, which was previously financed through an operating lease that expired in March 2001. The Company financed the facility using proceeds from the Credit Agreement. Anticipated capital expenditures are expected to increase in the second half of 2002 as the Company has agreed to purchase and trade approximately 1,000 tractors and expects to purchase and trade a significant number of trailers if an acceptable arrangement can be reached. The Company expects capital expenditures, primarily for revenue equipment (net of trade-ins) to be approximately $50.0 million in the second half of 2002 and $80 million in 2003, in each case exclusive of acquisitions.

Net cash used in financing activities was $1.6 million in the 2002 period and $9.1 million in the 2001 period. At June 30, 2002, the Company had outstanding debt of $94.5 million, primarily consisting of $49.1 million in the Securitization Facility, $39.0 million drawn under the Credit Agreement, and $3.4 million of checks written in excess of bank balances. Interest rates on this debt range from 1.9% to 6.5%.

During the first quarter of 2002, the Company prepaid the remaining $20.0 million in previously outstanding 7.39% ten year private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, the Company recognized an approximate $0.9 million after-tax extraordinary item to reflect the early extinguishment of debt.

In December 2000, the Company entered into the Credit Agreement with a group of banks, which matures December 2003. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At June 30, 2002, the margin was 1.125%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp.

The Credit Agreement has a maximum borrowing limit of $120.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or $120.0 million. Letters of credit are limited to an aggregate commitment of $20.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of June 30, 2002, the Company had borrowings under the Credit Agreement in the amount of $39.0 million with a weighted average interest rate of 2.9% and the Company had borrowing availability of $63.9 million under the Credit Agreement.

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CVTI Receivables Corp. ("CRC"), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62 million of proceeds, subject to eligible receivables, and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility is collateralized by the receivables of CRC. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. The transaction did not meet the criteria for sale treatment under Financial Accounting Standard No. 140 and is reflected as a secured borrowing in the financial statements. As of June 30, 2002, there were $49.1 million in borrowings outstanding.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted.

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

Insurance and Other Claims - The Company's insurance program for liability, workers compensation, group medical, property damage, cargo loss and damage, and other sources involves self insurance with high risk retention levels. In 2001, the Company adopted an insurance program with significantly higher deductibles. The deductible amount increased from $5,000 in 2000, to $250,000 in 2001, to $500,000 in March of 2002. The Company currently carries $50.0 million of insurance coverage with a $500,000 aggregate deductible for liability, physical damage, and cargo claims per incident. From March to July 15, 2002, the Company also had an additional $3.0 million layer of deductible exposure between $2.0 million and $5.0 million per incident. On July 15, 2002, the Company eliminated the $3.0 million layer of exposure for claims arising after that date at an increase in cost for that layer of approximately 10%. Losses in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the level of self insured retention.

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

Contractual Obligations and Commitments - The Company had commitments outstanding related to equipment, debt obligations, and diesel fuel purchases as of January 1, 2002. Contractual commitments changed during the first quarter of 2002 as a result of the payoff of senior notes with proceeds from the Credit Agreement, and the purchase of 327 tractors off lease in February, 2002. The Company had commitments to acquire revenue equipment for approximately $154 million at December 31, 2001. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.

The following table sets forth the Company's contractual cash obligations and commitments as of January 1, 2002.

Payments Due By Period                                                                                              There-
(in thousands)                             Total        2002        2003         2004        2005        2006        after
                                       ------------------------------------------------------------------------------------
Long Term Debt                          $ 49,150    $ 20,150    $ 26,000      $ 3,000     $     -     $     -     $      -

Short Term Debt                           48,130      48,130           -            -           -           -            -

Operating Leases                          68,517      20,137      15,393        7,944       7,151       6,789       11,103

Lease residual value guarantees           55,153      15,720      19,562            -         423       2,348       17,100

Purchase Obligations:

Diesel fuel                               68,147      31,427      36,720            -           -           -            -

Equipment                                153,698      72,298      81,400            -           -           -            -
                                      -------------------------------------------------------------------------------------

Total Contractual Cash Obligations      $442,795    $207,862    $179,075      $10,944     $ 7,574     $ 9,137     $ 28,203
                                      =====================================================================================

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

The approximately 1,400 model year 2001 tractors are not affected by the impairment charges. The Company has evaluated the 2001 model year tractors for impairment and determined that such units were not impaired. These units are not expected to be disposed of for 24 to 36 months following December 31, 2001. The Company has adjusted the depreciation rate of its owned model year 2001 tractors to approximate its recent experience with disposition values and expectation concerning future disposition values. Although management believes the additional depreciation will bring the carrying values of the model year 2001 tractors in line with future disposition values, the Company does not have trade-in agreements covering those tractors. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade. Management of the Company estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually.

Because of the adverse change from historical purchase prices and residual values, the annual expense per tractor on model year 2003 and 2004 tractors is expected to be higher than the annual expense on the model year 1999 and 2000 units being replaced. Management expects the increase in depreciation expense to be approximately one-half cent per mile pre-tax during the first year and grow to approximately one cent per mile pre-tax as all of these new units are delivered. By the time the model year 2001 tractors are traded and the entire fleet is converted, management expects the total increase in expense to be approximately one and one-half cent pre-tax per mile. If the tractors are leased instead of purchased, the references to increased depreciation would be reflected as additional lease expense.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in (i) certain commodity prices and (ii) certain interest rates on its debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first six months of 2002, diesel fuel expenses net of fuel surcharge represented 15.5% of the Company's total operating expenses and 15.6% of freight revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At June 30, 2002, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.281 per gallon. At June 30, 2002, the notional amount for purchase commitments during 2002 was 18.5 million gallons. At June 30, 2002, the price of the notional 18.5 million gallons would have produced approximately $1.4 million of income to offset fuel expense if the price of fuel remained the same as of June 30, 2002. At June 30, 2002, a ten percent increase in the price of fuel would produce an additional $2.3 million of income to offset fuel expense. At June 30, 2002, a ten percent decrease in the price of fuel would produce $0.9 million of additional fuel expense. In addition, during the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its exposure to diesel fuel price fluctuations. These contracts are considered highly effective and each calls for
4.5 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively, through the remainder of 2002. At June 30, 2002 the cumulative fair value of these heating oil contracts was an asset of $0.2 million, which was recorded in accrued expenses with the offset to other comprehensive loss, net of taxes. The Company does not enter into contracts with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. During the first quarter of 2001, the Company entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. At June 30, 2002, the Company had drawn $39 million under the Credit Agreement. Approximately $19 million was subject to variable rates and the remaining $20 million was subject to interest rate swaps that fixed the interest rates at 5.16% and 4.75% plus the applicable margin per annum. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS 133 and consequently are marked to fair value through earnings. At June 30, 2002, the fair value of these interest rate swap agreements was a liability of $0.9 million. Assuming the June 30, 2002 variable rate borrowings, each one-percentage point increase or decrease in LIBOR would affect the Company's pre-tax interest expense by $190,000 on an annualized basis.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Items 2 and 3.  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 16, 2002, for the purpose of (a) electing seven directors for one-year terms, and (b) ratification of the selection of KPMG LLP as independent public accountants for the Company for 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

         The voting tabulation on the election of directors was as follows:

                                         Shares Voted             Shares Voted             Shares Voted
                                             "FOR"                "AGAINST"                "ABSTAIN"
David R. Parker                        13,296,039                         -                 1,072,566
Michael W. Miller                      13,296,039                         -                 1,072,566
R. H. Lovin, Jr.                       13,829,201                         -                   539,404
Mark A. Scudder                        14,250,320                         -                   118,285
William T. Alt                         14,251,020                         -                   117,585
Hugh O. Maclellan, Jr.                 13,756,418                         -                   612,187
Robert E. Bosworth                     14,250,120                         -                   118,485

The voting tabulation on the selection of accountants was "FOR" 14,262,270; "AGAINST" 102,455; and "ABSTAIN" 3,880.

Item 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits

Exhibit
Number            Reference         Description
3.1               (1)               Restated Articles of Incorporation.
3.2               (1)               Amended Bylaws dated September 27, 1994.
4.1               (1)               Restated Articles of Incorporation.
4.2               (1)               Amended Bylaws dated September 27, 1994.
10.1              (1)               401(k) Plan filed as Exhibit 10.10.
10.2              (2)               Outside Director Stock Option Plan, filed as Exhibit A.
10.3              (3)               Amendment No. 1 to the Outside Director Stock Option Plan, filed as Exhibit 10.11.
10.4              (4)               Credit Agreement by and among Covenant Asset Management, Inc., Covenant
                                    Transport, Inc., Bank of America, N.A., and Lenders, dated December 13, 2000, filed as Exhibit 10.9.
10.5              (4)               Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., and Covenant Transport, Inc., and Three Pillars Funding Corporation, and SunTrust
                                    Equitable Securities Corporation, filed as Exhibit 10.10.
10.6              (4)               Receivables Purchase Agreement dated as of December 12, 2000, among CVTI
                                    Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated
                                    Transport, Inc., filed as Exhibit 10.11.
10.7              (5)               Clarification of Intent and Amendment No. 1 to Loan Agreement dated
                                    March 7, 2001,  among CVTI  Receivables  Corp.,  Covenant  Transport,  Inc.,  Three Pillars
                                    Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.12.
10.8              (6)               Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as Appendix B.
--------------------------------------------------------------------------------------------------------------------------------

                                                                     Page 21

Previously filed as an exhibit to and incorporated by reference from:

1)   Form S-1, Registration No. 33-82978, effective October 28, 1994.
2)   Schedule 14A, filed April 13, 2000.
3)   Form 10-Q for the quarter ended September 30, 2000.
4)   Form 10-K for the year ended December 31, 2000.
5)   Form 10-Q for the quarter ended March 31, 2001.
6)   Schedule 14A, filed April 5, 2001.

    (b) There were no reports on Form 8-K filed during the second quarter ended June 30, 2002.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COVENANT TRANSPORT, INC.


Date: August 12, 2002            /s/ Joey B. Hogan
                              --------------------------
                              Joey B. Hogan
                              Senior Vice President and Chief Financial Officer