Form 10-Q/A
period 2002-06-30
COVENANT TRANSPORT INC
filed 2002-11-07
CIK 928658

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

                YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 28, 2002).

             Class A Common Stock, $.01 par value: 12,024,733 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                EXPLANATORY NOTE

     This amendment to Form 10-Q for the quarterly period ended June 30, 2002, is being filed to insert Exhibit 10.9 under Part II, Item 6, which exhibit was mistakenly omitted from the exhibit table, and to correct a typographical error under Note 6 to the Condensed Consolidated Financial Statements in the table containing the summary of comprehensive income for the six months ended June 30, 2001 and 2002. The Form 10-Q originally filed by EDGAR omitted the amount of unrealized gain on cash flow hedging derivatives, net of taxes, for the 2002 period, but the table correctly footed. This Form 10-Q/A is filed solely to correct these errors.


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
                                                                              ==========

  Changes in other comprehensive income (loss) relating to fuel hedge contracts that qualify as cash flow hedges:
     Beginning other comprehensive income (loss)                                  (748)
     Gain in value                                                               1,404
     Change in deferred taxes relating to other comprehensive income              (534)
                                                                              ----------
      Ending other comprehensive income                                            122
                                                                              ----------
      Deferred taxes                                                                75
                                                                              ----------
      Ending derivative asset balance, gross                                       197
                                                                              ==========

  Net derivative liability at June 30, 2002                                  $    (740)
                                                                              ==========

     The following is a summary of comprehensive income for the six months ended June 30, 2001 and 2002.

        (in thousands)                                                    2001                  2002
                                                                 ------------------    ------------------
        Net income                                                     $   783                 $ 1,313

        Other comprehensive income -
          Unrealized gain on cash flow hedging derivatives,
            net of taxes                                                     -                     870
                                                                 ------------------    ------------------

        Comprehensive income                                           $   783                $  2,183
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

Item 5.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits

Exhibit
Number            Reference         Description
3.1               (1)               Restated Articles of Incorporation.
3.2               (1)               Amended Bylaws dated September 27, 1994.
4.1               (1)               Restated Articles of Incorporation.
4.2               (1)               Amended Bylaws dated September 27, 1994.
10.1              (1)               401(k) Plan filed as Exhibit 10.10.
10.2              (2)               Outside Director Stock Option Plan, filed as Exhibit A.
10.3              (3)               Amendment No. 1 to the Outside Director Stock Option Plan, filed as Exhibit 10.11.
10.4              (4)               Credit Agreement by and among Covenant Asset Management, Inc., Covenant
                                    Transport, Inc., Bank of America, N.A., and Lenders, dated December 13, 2000, filed as Exhibit 10.9.
10.5              (4)               Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., and Covenant Transport, Inc., and Three Pillars Funding Corporation, and SunTrust
                                    Equitable Securities Corporation, filed as Exhibit 10.10.
10.6              (4)               Receivables Purchase Agreement dated as of December 12, 2000, among CVTI
                                    Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated
                                    Transport, Inc., filed as Exhibit 10.11.
10.7              (5)               Clarification of Intent and Amendment No. 1 to Loan Agreement dated
                                    March 7, 2001,  among CVTI  Receivables  Corp.,  Covenant  Transport,  Inc.,  Three Pillars
                                    Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.12.
10.8              (6)               Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as Appendix B.
10.9              (7)               Amendment No. 1 to Credit Agreement dated August 28, 2001, among Covenant Asset Management,
                                    Inc., Covenant Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement, filed as Exhibit 10.11.
--------------------------------------------------------------------------------------------------------------------------------

                                                                     Page 21

Previously filed as an exhibit to and incorporated by reference from:

1)   Form S-1, Registration No. 33-82978, effective October 28, 1994.
2)   Schedule 14A, filed April 13, 2000.
3)   Form 10-Q for the quarter ended September 30, 2000.
4)   Form 10-K for the year ended December 31, 2000.
5)   Form 10-Q for the quarter ended March 31, 2001.
6)   Schedule 14A, filed April 5, 2001.
7)   Form 10-Q/A, filed July 30, 2002.

    (b) There were no reports on Form 8-K filed during the second quarter ended June 30, 2002.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COVENANT TRANSPORT, INC.


Date: November 7, 2002          /s/ Joey B. Hogan
                              ---------------------------------
                              Joey B. Hogan
                              Senior Vice President and Chief Financial Officer


                                 CERTIFICATIONS

     I, David R. Parker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2002 of Covenant Transport, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report.


Date: November 7, 2002          /s/ David R. Parker
                              ---------------------------------
                              David R. Parker
                              Chief Executive Officer

     I, Joey B. Hogan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2002 of Covenant Transport, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report.


Date: November 7, 2002          /s/ Joey B. Hogan
                              ---------------------------------
                              Joey B. Hogan
                              Chief Financial Officer