Form 10-Q
period 2002-09-30
COVENANT TRANSPORT INC
filed 2002-11-14
CIK 928658

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

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

                                                               PART I
                                                       FINANCIAL INFORMATION
                                                                                                                  Page Number
Item 1. Financial Statements


                    Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30,
                    2002 (Unaudited)                                                                                   3

                    Condensed Consolidated Statements of Operations for the three months and nine months
                    ended September 30, 2001 and 2002 (Unaudited)                                                      4

                    Condensed Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2001 and 2002 (Unaudited)                                                      5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                     20

Item 4. Controls and Procedures                                                                                        20

                                                              PART II
                                                         OTHER INFORMATION
                                                                                                                  Page Number

Item 1.   Legal Proceedings                                                                                            21

Items 2, 3, 4, and 5.  Not applicable                                                                                  21

Item 6.   Exhibits and Reports on Form 8-K                                                                             21

ITEM 1. FINANCIAL STATEMENTS

                                             COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands except share data)
                                                                                 December 31, 2001         September 30, 2002
                                                                                                              (unaudited)
                                                                               -----------------------   -----------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                                $      383              $      1,132
  Accounts receivable, net of allowance of $1,623 in 2001 and
     $1,800 in 2002                                                                            62,540                    65,076
  Drivers' advances and other receivables                                                       4,002                     5,453
  Inventory and supplies                                                                        3,471                     3,126
  Prepaid expenses                                                                             11,824                     9,241
  Deferred income taxes                                                                         6,630                     5,953
  Income taxes receivable                                                                       4,729                     4,729
                                                                               -----------------------   -----------------------
Total current assets                                                                           93,579                    94,710

Property and equipment, at cost                                                               369,069                   384,434
Less accumulated depreciation and amortization                                                137,533                   156,989
                                                                               -----------------------   -----------------------
Net property and equipment                                                                    231,536                   227,445

Other                                                                                          24,667                    22,538
                                                                               -----------------------   -----------------------

Total assets                                                                               $  349,782              $    344,693
                                                                               =======================   =======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                         20,150                         -
  Securitization facility                                                                      48,130                    50,130
  Accounts payable                                                                              7,241                     7,334
  Accrued expenses                                                                             17,871                    19,732
  Insurance and claims accrual                                                                 11,854                    18,340
                                                                               -----------------------   -----------------------
Total current liabilities                                                                     105,246                    95,536

Long-term debt, less current maturities                                                        29,000                    23,000
Deferred income taxes                                                                          53,634                    53,634
                                                                               -----------------------   -----------------------
Total liabilities                                                                             187,880                   172,170

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares
      issued and outstanding                                                                        -                         -
    Class A common stock, $.01 par value; 20,000,000 shares authorized;
      12,680,483 and 12,996,233 shares issued and 11,708,983 and
      12,024,733 shares outstanding as of 2001 and 2002, respectively                             127                       130
    Class B common stock, $.01 par value; 5,000,000 shares authorized;
      2,350,000 shares issued and outstanding as of 2001 and 2002                                  24                        24
Additional paid-in-capital                                                                     79,832                    84,422
Other comprehensive (loss) income                                                               (748)                       355
Treasury stock, at cost; 971,500 shares as of 2001 and 2002                                   (7,935)                   (7,935)
Retained earnings                                                                              90,602                    95,527
                                                                               -----------------------   -----------------------
Total stockholders' equity                                                                    161,902                   172,523
                                                                               -----------------------   -----------------------
Total liabilities and stockholders' equity                                                 $  349,782              $    344,693
                                                                               =======================   =======================
The accompanying notes are an integral part of these consolidated financial statements.

                                       COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                          (In thousands except per share data)
                                                         Three months ended September       Nine months ended September
                                                                     30,                                30,
                                                                 (unaudited)                        (unaudited)
                                                       ---------------------------------   ------------------------------
                                                                2001             2002             2001           2002
Freight revenue                                              $ 138,057        $ 135,275       $ 411,069        $ 403,135
Fuel and accessorial surcharges                                  7,209            5,948          21,990           14,619
                                                       ---------------------------------   ------------------------------
  Total revenue                                              $ 145,266        $ 141,223       $ 433,059        $ 417,754

Operating expenses:
  Salaries, wages, and related expenses                         59,674           55,315         185,490          169,647
  Fuel expense                                                  26,153           24,077          80,192           70,223
  Operations and maintenance                                    10,369           10,697          29,063           29,824
  Revenue equipment rentals and purchased
     transportation                                             16,696           14,711          50,935           44,368
  Operating taxes and licenses                                   3,619            3,165          10,994           10,357
  Insurance and claims                                           7,991            7,840          19,309           22,844
  Communications and utilities                                   1,995            1,567           5,645            5,103
  General supplies and expenses                                  3,357            3,579          10,355           10,727
  Depreciation, amortization and impairment
    charge, including gains (losses) on disposition
    of equipment (1)                                            10,465           11,492          30,410           37,466
                                                       ---------------------------------   ------------------------------
Total operating expenses                                       140,319          132,443         422,393          400,559
                                                       ---------------------------------   ------------------------------
Operating income                                                 4,947            8,780          10,666           17,195
Other (income) expenses:
  Interest expense                                               1,756              868           6,441            2,802
  Interest income                                                  (44)             (18)           (252)             (52)
  Other                                                          1,010              738             990              949
                                                       ---------------------------------   ------------------------------
Other (income) expenses, net                                     2,722            1,588           7,179            3,699
                                                       ---------------------------------   ------------------------------
Income before income taxes                                       2,225            7,192           3,487           13,496
Income tax expense                                               1,380            3,581           1,859            7,682
                                                       ---------------------------------   ------------------------------
Income before extraordinary loss on early
  extinguishment of debt                                           845            3,611           1,628            5,814
Extraordinary loss on early extinguishment of debt,
     net of income tax benefit                                       -                -               -             890
                                                       ---------------------------------   ------------------------------
Net income                                                   $     845        $   3,611       $   1,628        $   4,924
                                                       =================================   ==============================

Net income per share:
  Income before extraordinary loss on early
    extinguishment of debt                                   $    0.06        $    0.25       $    0.12        $    0.41
Extraordinary loss, net of income tax benefit                        -                -               -            (0.06)
                                                       ---------------------------------   ------------------------------
Total basic earnings per share:                              $    0.06        $    0.25       $    0.12        $    0.35
                                                       =================================   ==============================
  Income before extraordinary loss on early
    extinguishment of debt                                   $    0.06        $    0.25       $    0.11        $    0.40
Extraordinary loss, net of income tax benefit                        -                -               -            (0.06)
                                                       ---------------------------------   ------------------------------
Total diluted earnings per share:                            $    0.06        $    0.25       $    0.11        $    0.34
                                                       =================================   ==============================

Weighted average shares outstanding                             14,009           14,317          13,975           14,171
Adjusted weighted average shares and assumed
     conversions outstanding                                    14,233           14,704          14,230           14,465
(1) Includes a $3.3 million pre-tax impairment charge in the first quarter of 2002, which is reflected in the nine month period ended September 30, 2002.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                     Page 4

                                             COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                                           (In thousands)

                                                                                        Nine months ended September 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                            2001                       2002
Cash flows from operating activities:
Net income                                                                              $    1,628                 $   4,924
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for losses on accounts receivables                                             185                       672
      Extraordinary loss on early extinguishment of debt, net of tax                             -                       890
      Depreciation, amortization and impairment of assets (1)                               29,517                    35,805
      Provision for losses on guaranteed residuals                                               -                       324
      Deferred income tax expense                                                              310                       676
      Equity in earnings of affiliate                                                        1,016                         -
      Income tax benefit from exercise of stock options                                          -                       746
      Loss on disposition of property and equipment                                             15                     1,661
      Changes in operating assets and liabilities:
        Receivables and advances                                                             7,049                    (2,999)
        Prepaid expenses                                                                     2,745                     2,583
        Tire and parts inventory                                                              (565)                      345
        Accounts payable and accrued expenses                                                9,604                    10,090
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                             51,504                    55,717

Cash flows from investing activities:
      Acquisition of property and equipment                                                (53,955)                  (40,244)
      Acquisition of business                                                                 (564)                        -
      Proceeds from disposition of property and equipment                                   17,086                     6,867
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                (37,433)                  (33,377)

Cash flows from financing activities:
     Checks in excess of bank balances                                                       1,325                         -
     Deferred costs                                                                            (94)                        -
     Exercise of stock options                                                                 883                     3,847
     Proceeds from issuance of long-term debt                                               49,000                    54,000
     Repayments of long-term debt                                                          (66,418)                  (79,438)
                                                                                  ------------------         -----------------
Net cash flows used in financing activities                                                (15,304)                  (21,591)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                     (1,233)                      749

Cash and cash equivalents at beginning of period                                             2,287                       383
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                              $    1,054                 $   1,132
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

Note 2.  Basic and Diluted Net Income per Share

     The following table sets forth for the periods indicated the calculation of net income per share included in the Company's Condensed Consolidated Statements of Income:

                                                                        Three months ended          Nine months ended
                                                                          September 30,               September  30,
                                                                         2001         2002          2001         2002
                                                                             (in thousands except per share data)
     Numerator:

           Income before extraordinary loss on early
              extinguishment of debt                                  $   845      $  3,611      $  1,628      $  5,814
           Extraordinary loss, net of income tax benefit                    -             -             -           890
                                                                    ----------    ----------    ----------    ----------
             Net income                                               $   845      $  3,611      $  1,628      $  4,924

           Denominator:

             Denominator for basic earnings
               per share - weighted-average shares                     14,009        14,317        13,975        14,171

           Effect of dilutive securities:
             Employee stock options                                       224           387           255           294
                                                                    ----------    ----------    ----------    ----------
           Denominator for diluted earnings per share -
              adjusted weighted-average shares and assumed
              conversions                                              14,233        14,704        14,230        14,465
                                                                    ==========    ==========    ==========    ==========
           Net income per share:
           Income before extraordinary loss on early
               extinguishment of debt                                 $  0.06      $   0.25      $   0.12      $   0.41
           Extraordinary loss, net of income tax effect                     -             -             -         (0.06)
                                                                    ----------    ----------    ----------    ----------
           Total basic earnings per share:                            $  0.06      $   0.25      $   0.12      $   0.35
                                                                    ==========    ==========    ==========    ==========
           Income before extraordinary loss on early
               extinguishment of debt                                 $  0.06       $  0.25      $   0.11      $   0.40
           Extraordinary loss, net of income tax effect                     -             -             -         (0.06)
                                                                    ----------    ----------    ----------    ----------
           Total diluted net income per share:                         $ 0.06        $ 0.25        $ 0.11       $ 0.34
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

Note 4.  Investment in Transplace

     Effective July 1, 2000, the Company combined its logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. ("TPC"). TPC operates a global transportation logistics service and is developing programs for the cooperative purchasing of products, supplies, and services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 12.4% ownership in TPC. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) received on an annualized basis. Initially, the Company accounted for its 12.4% investment in TPC using the equity method of accounting. During the third quarter of 2001, TPC changed its filing status to a C corporation and as a result, management determined it was appropriate to account for its investment using the cost method of accounting.

Note 5.  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, is no longer amortized after January 1, 2002. Furthermore, any goodwill that is acquired in a purchase business combination completed after June 30, 2001, will not be amortized. During the second quarter of 2002, the Company completed its evaluation of its goodwill for impairment and determined that there was no impairment. At September 30, 2002, the Company has $11.0 million of goodwill. Had goodwill not been amortized in previous years, the Company's net income and net income per share would have been as follows for the three and nine months ended September 30, 2001:

                                            Three months ended         Nine months ended
                                            September 30, 2001        September 30, 2001
                                          -----------------------    ----------------------
                                                (in thousands except per share data)
Net income as reported                                     $ 845                    $1,628
  Add back goodwill amortization                              62                       186
                                          -----------------------    ----------------------
  Adjusted net income                                      $ 907                    $1,814
                                          =======================    ======================

Basic earnings per share:
  As reported                                              $0.06                     $0.12
  Goodwill amortization                                        -                      0.01
                                          -----------------------    ----------------------
  As adjusted                                              $0.06                     $0.13
                                          =======================    ======================

Diluted earnings per share
  As reported                                              $0.06                     $0.11
  Goodwill amortization                                        -                      0.02
                                          -----------------------    ----------------------
  As adjusted                                              $0.06                     $0.13
                                          =======================    ======================

Note 6.  Derivative Instruments and Other Comprehensive Income

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities
     - Deferral of the Effective Date of SFAS Statement No. 133, an amendment of SFAS Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS Statement No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     The Company adopted SFAS No. 133 effective January 1, 2001, but had no instruments in place on that date. During the first quarter of 2001, the Company entered into two $10 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statement of operations. At September 30, 2002, the fair value of these interest rate swap agreements was a liability of $1.7 million.

     The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations. At September 30, 2002, the notional amount for fixed price normal purchase commitments for 2002, 2003 and 2004 is approximately 9.3 million gallons in the remainder of 2002, approximately 37.5 million gallons in 2003 and approximately 3.6 million gallons in 2004. In addition, during the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its cash flow exposure to diesel fuel price fluctuations on floating rate diesel fuel purchase commitments. These contracts are considered highly effective in offsetting changes in anticipated future cash flows and have been designated as cash flow hedges under SFAS No. 133. Each calls for 3.0 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon before fuel taxes, respectively, through December 31, 2002. These fuel hedge contracts were effective for the quarter and nine months ended September 30, 2002. At September 30, 2002, the cumulative fair value of these heating oil contracts was an asset of $0.6 million, which was recorded in accrued expenses with the offset to other comprehensive income, net of taxes.

     All changes in the fuel derivatives' fair values were determined to be effective for measurement and recognition purposes. The entire amount of gains and losses is expected to be recognized in earnings within the next three months.

     The derivative activity as reported in the Company's financial statements for the nine months ended September 30, 2002, was (in thousands):


     Net derivative liability at December 31, 2001                 $   (1,932)
     Changes in statements of operations:
     Loss on derivative instruments that do not qualify as
       hedging instruments:
         Beginning liability balance                                     (726)
         Loss in value                                                   (925)
                                                                    -----------
         Ending derivative liability balance                       $   (1,651)
                                                                    ===========

     Changes in other comprehensive income (loss) relating to fuel hedge contracts that qualify as cash flow hedges:
         Beginning other comprehensive income (loss)                     (748)
         Gain in value                                                  1,780
         Change in deferred taxes relating to other
           comprehensive income                                          (677)
                                                                    -----------
         Ending other comprehensive income                                355
                                                                    -----------
         Deferred taxes                                                   218
                                                                    -----------
         Ending derivative asset balance, gross                           573
                                                                    ===========

     Net derivative liability at September 30, 2002                $   (1,078)
                                                                    ===========

     The following is a summary of comprehensive income for the nine months ended September 30, 2001 and 2002.

      (in thousands)                                     2001           2002
                                                       ----------   ----------
      Net income                                        $ 1,628       $ 4,924
      Other comprehensive income -
        Unrealized gain on cash flow hedging
          derivatives, net of taxes                         (99)        1,103
                                                       ----------   -----------
      Comprehensive income                              $ 1,529       $ 6,027
                                                       ===========  ==========

Note 7.  Impairment of Equipment and Change in Estimated Useful Lives

     During 2001, the market value of used tractors was significantly below both historical levels and the carrying values on the Company's financial statements. The Company extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve by the time the Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under applicable accounting rules. In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment, and during the fourth quarter of 2001 and the first quarter of 2002, the Company recognized pre-tax charges of approximately $15.4 million and $3.3 million, respectively, to reflect an impairment in tractor values. The charges related to the Company's approximately 2,100 model year 1998 through 2000 in-use tractors. The Company incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying statement of operations. The Company accrued this loss from January 1, 2002, to the date the tractors were purchased off lease in February 2002.

     The approximately 1,400 model year 2001 tractors were not affected by the impairment charges. The Company has evaluated the 2001 model year tractors for impairment and determined that such units were not impaired. These units are not expected to be disposed of for 24 to 36 months following December 31, 2001. The Company adjusted the depreciation rate of these model year 2001 tractors to approximate its recent experience with disposition values and expectation for future disposition values. The Company also increased the lease expense on its leased units since it expects to purchase the leased tractors at the end of the three-year leases and operate them for the last year of its four-year trade cycle. Although management believes the additional depreciation and lease expense will bring the carrying values of the model year 2001 tractors in line with future disposition values, the Company does not have trade-in agreements covering those tractors. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade. Management estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually.

Note 8.  Long-term Debt and Securitization Facility

     Long-term debt consisted of the following at December 31, 2001, and September 30, 2002:

                                                                      December 31,         September 30,
                                                                          2001                 2002
                                                                    ---------------------------------------
                                                                                (in thousands)
Borrowings under $120 million credit agreement                           $ 26,000              $ 20,000
10-year senior notes                                                       20,000                     -
Notes to unrelated individuals for non-compete
  agreements                                                                  150                     -
Note payable to former SRT shareholder, bearing
  interest at 6.5% with interest payable quarterly                          3,000                 3,000
Total long-term debt                                                       49,150                23,000
Less current maturities                                                    20,150                     -
Long-term debt, less current maturities                                  $ 29,000              $ 23,000

     In December 2000, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks with maximum borrowings of $120 million, which matures December 13, 2003. The Credit Agreement provides a revolving credit facility with borrowings limited to the lesser of 90% of the net book value of eligible revenue equipment or $120 million. Letters of credit are limited to an aggregate commitment of $20 million. The Credit Agreement is collateralized by an agreement which includes pledged stock of the Company's subsidiaries, inter-company notes, and licensing agreements. A commitment fee is charged on the daily unused portion of the facility and is adjusted quarterly between 0.15% and 0.25% per annum based on the consolidated leverage ratio. At September 30, 2002, the fee was 0.20% per annum. The Credit Agreement is guaranteed by all of the Company's subsidiaries except CVTI Receivables Corporation ("CRC"). The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. As of September 30, 2002, the Company had borrowings under the Credit Agreement in the amount of $20.0 million with a weighted average interest rate of 2.8% and outstanding letters of credit of approximately $19.2 million. The Company had borrowing availability of $80.8 million under the Credit Agreement.

     On March 15, 2002, the Company retired its $20 million in senior notes due October 2005 with an insurance company with borrowings from the Credit Agreement. The term agreement required payments of interest semi-annually in arrears with principal payments due in five equal annual installments beginning October 1, 2001. Interest accrued at 7.39% per annum. The Company incurred a $0.9 million after-tax extraordinary loss ($1.4 million pre-tax) to reflect the early extinguishment of this debt in the first quarter of 2002.

     At September 30, 2002 and December 31, 2001, the Company had outstanding letters of credit of approximately $19.2 and $12.6 million, respectively.

     Maturities of long term debt at September 30, 2002 were as follows (in thousands):

                    2002                    $ -
                    2003                 20,000
                    2004                  3,000

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

     The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin on the proceeds received. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of September 30, 2002 and December 31, 2001, the Company had received $50.1 million and $48.1 million, respectively, in proceeds, with a weighted average interest rate of approximately 1.8%.

     The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. As of September 30, 2002, the Company was in compliance with the Credit Agreement and Securitization Facility.

Note 9.  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company's fiscal year beginning in 2003 and the Company is still evaluating the impact on the Company's consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes discontinued operations and how the results of discontinued operations are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy
     Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for the Company's fiscal year beginning in 2003 with earlier application encouraged. The Company has evaluated the impact that this standard will have on its consolidated financial statements and it will impact presentation of the loss from early extinguishment of debt.

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

The Company's freight revenue before fuel surcharges and accessorial revenue decreased 1.9%, to $403.1 million in the nine months ended September 30, 2002, from $411.1 million during the same period of 2001. The Company's revenue was affected by a 3.8% decrease in weighted average number of tractors partially offset by a 4.1% increase in revenue per tractor per week. The Company has elected to constrain the size of its fleet until fleet production and profitability improve.

The Company recognized an approximately $3.3 million pre-tax impairment charge and an approximately $0.9 million after-tax extraordinary loss to reflect the early extinguishment of debt in the first quarter of 2002. Excluding the impairment charge and extraordinary loss, the Company's net income improved to $7.8 million during the first nine months of 2002 compared to $1.6 million during the 2001 period. Including the impairment charge and the extraordinary loss, the Company's net income was $4.9 million for the nine months ended September 30, 2002.

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

The Company continues to obtain revenue equipment through its owner-operator fleet and finance equipment under operating leases. Over the past two years, it has become more difficult to retain owner-operators due to challenging operating conditions. The Company's owner-operator fleet decreased to an average of 350 in the first nine months of 2002 compared to an average of 371 in the 2001 period. Owner-operators provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. The Company does not have the capital outlay of purchasing the tractor. The Company continues to use operating leases as a method of financing its equipment. As of September 30, 2002, the Company had financed approximately 636 tractors and 2,631 trailers under operating leases as compared to 995 tractors and 1,932 trailers under operating leases as of September 30, 2001. The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation and as a result, expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, the Company evaluates its efficiency using net margin rather than operating income.

The Company's tractor leases generally run for a term of three years. With the company's tractor trade cycle currently at approximately four years, the Company has been purchasing the leased tractors at the expiration of the lease term, although there is no commitment to purchase the tractors. To date the purchases have been financed through the Company's line of credit. The tractors are then
accounted                                                            Page 11
for as owned equipment. Trailer leases generally run for a term of seven years with the first leases expiring in 2005. The Company has not determined whether it anticipates purchasing trailers at the end of these leases.

The following table sets forth the percentage relationship of certain items to freight revenue:

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                               ---------------------------------  --------------------------------

                                                                       2001             2002              2001             2002
                                                               ---------------- ----------------   ---------------  ---------------
       Freight revenue (1)                                             100.0%           100.0%            100.0%           100.0%
       Operating expenses:
         Salaries, wages, and related expenses (1)                      42.2             39.5              44.2             40.8
         Fuel expense (1)                                               15.0             15.2              15.4             15.4
         Operations and maintenance (1)                                  7.2              7.5               6.8              7.0
         Revenue equipment rentals and purchased
            transportation                                              12.1             10.9              12.4             11.0
         Operating taxes and licenses                                    2.6              2.3               2.6              2.6
         Insurance and claims                                            5.8              5.8               4.7              5.7
         Communications and utilities                                    1.4              1.2               1.4              1.3
         General supplies and expenses                                   2.5              2.6               2.5              2.7
         Depreciation and amortization (2)                               7.6              8.5               7.4              9.3
                                                               ---------------- ----------------   ---------------  ---------------
                Total operating expenses                                96.4             93.5              97.4             95.8
                                                               ---------------- ----------------   ---------------  ---------------
                Operating income                                         3.6              6.5               2.6              4.2
       Other (income) expense, net                                       2.0              1.2               1.7              0.9
                                                               ---------------- ----------------   ---------------  ---------------
                 Income before income taxes                              1.6              5.3               0.8              3.3
       Income tax expense                                                1.0              2.6               0.5              1.9
                                                               ---------------- ----------------   ---------------  ---------------
       Income before extraordinary loss on early
           extinguishment of debt                                        0.6              2.7               0.4              1.4
       Extraordinary loss on early extinguishment of
           debt, net of income tax benefit                                 -                -                 -              0.2
                                                               ---------------- ----------------   ---------------  ---------------

       Net income                                                        0.6%             2.7%              0.4%             1.2%
                                                               ================ ================   ===============  ===============

(1) Freight revenue is total revenue less fuel surcharge and accessorial revenue. In this table, fuel surcharge and accessorial revenue are shown netted against the appropriate expense category. (Salaries, wages, and related expenses, $1.4 million and $1.9 million in the three months ended September 30, 2001, and 2002, respectively. Fuel expense, $5.4 million and $3.5 million in the three months ended September 30, 2001, and 2002, respectively. Operations and maintenance, $0.4 million and $0.6 million in the three months ended September 30, 2001, and 2002, respectively. Salaries, wages, and related expenses, $3.9 million and $5.1 million in the nine months ended September 30, 2001, and 2002, respectively. Fuel expense, $16.8 million and $8.0 million in the nine months ended September 30, 2001, and 2002, respectively. Operations and maintenance, $1.2 million and $1.5 million in the nine months ended September 30, 2001, and 2002, respectively.)

(2) Includes a $3.3 million pre-tax impairment charge or 1.2% of revenue in the nine months ended September 30, 2002.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Freight revenue (total revenue before fuel surcharge and accessorial revenue) decreased $2.8 million (2.0%), to $135.3 million in the three months ended
September 30, 2002, from $138.1 million in the same period of 2001. The Company's revenue was affected by a 2.6% decrease in weighted average number of tractors partially offset by a 1.6% increase in revenue per tractor per week to $2,819 in the 2002 period from $2,774 in the 2001 period. Weighted average tractors decreased to 3,639 in the 2002 period from 3,738 in the 2001 period. The Company has elected to constrain the size of its tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $1.9 million in the 2002 period and $1.4 million in the 2001 period, decreased $4.8 million (8.3%), to $53.4 million in the 2002 period, from $58.3 million in the 2001 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.5% in the 2002 period, from 42.2% in the 2001 period. Wages for over the road drivers as a percentage of freight revenue decreased to 27.8% in the 2002 period from 30.0% in the 2001 period. The decrease was largely attributable to the Company utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated, implementing changes in its pay structure and implementing a per diem pay program for its drivers during August 2001. The Company's payroll expense for employees other than over the road drivers increased to 7.3% of freight revenue in the 2002 period from 6.9% of freight revenue in the 2001 period. Health insurance, employer-paid taxes, workers' compensation, and other employee benefits decreased to 5.8% in the 2002 period from 6.4% in the 2001 period, partially due to paying lower taxes due to lower payroll amounts and improving claims experience in the Company's health insurance plan.

Fuel expense, net of fuel surcharge revenue of $3.5 million in the 2002 period and $5.4 million in the 2001 period, decreased $0.2 million (1.0%), to $20.6 million in the 2002 period, from $20.8 million in the 2001 period. As a percentage of freight revenue, net fuel expense remained relatively constant at 15.2% in the 2002 period and 15.0% in the 2001 period. Fuel surcharges amounted to $.033 per loaded mile in the 2002 period compared to $.048 per loaded mile in the 2001 period. Fuel costs may be affected in the future by the Company's fuel hedging and volume purchase commitments from time-to-time and the collectibility of fuel surcharges, as well as by lower fuel mileage if government mandated emissions standards effective October 1, 2002 result in less fuel efficient engines.

Operations and maintenance consist primarily of vehicle maintenance, repairs and driver recruitment expenses. Net of accessorial revenue of $0.6 million in the 2002 period and $0.4 million in the 2001 period, operations and maintenance increased $0.2 million (2.0%), to $10.1 million in the 2002 period, from $10.0 million in the 2001 period. As a percentage of freight revenue, operations and maintenance increased to 7.5% in the 2002 period, from 7.2% in the 2001 period. The Company extended the trade cycle on its tractor fleet from three years to four years, which resulted in an increase in the number of required repairs.

Revenue equipment rentals and purchased transportation decreased $2.0 million (11.9%), to $14.7 million in the 2002 period, from $16.7 million in the 2001 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 10.9% in the 2002 period from 12.1% in the 2001 period. The decrease was the result of lower lease expense during the quarter (3.1% of freight revenue in 2002 compared to 4.3% of freight revenue in
2001). As of September 30, 2002, the Company had financed approximately 636 tractors and 2,631 trailers under operating leases as compared to 995 tractors and 1,932 trailers under operating leases as of September 30, 2001. The lease expense per tractor will increase in future periods. See Note 7 to the Condensed Consolidated Financial Statements. Owner-operator expense, which also is included in this expense category, remained essentially constant at 7.8% of freight revenue in the 2002 and 2001 periods. Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized.

Operating taxes and licenses decreased $0.5 million (12.5%), to $3.2 million in the 2002 period, from $3.6 million in the 2001 period. As a percentage of freight revenue, operating taxes and licenses decreased to 2.3% in the 2002 period, from 2.6% in the 2001 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $0.2 million (1.9%), to $7.8 million in the 2002 period from $8.0 million in the 2001 period. As a percentage of freight revenue, insurance remained constant at 5.8% of freight revenue in the 2002 and 2001 periods. The Company addressed an industry-wide increase in insurance rates by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The deductible amount increased from $5,000 in 2000, to $250,000 in 2001, to $500,000 in March of 2002, to $1.0 million in November of 2002. On July 15, 2002, the Company obtained binders for excess insurance coverage up to $50.0 million with a $500,000 aggregate deductible for liability, physical damage, and cargo claims per incident. During the third quarter, the Company sought replacement excess coverage after the insurance agent failed to produce proof of insurance on the policies for which the Company had obtained binders as of July 15, 2002. The replacement coverage is for an aggregate $4.0 million of insurance coverage with a $1.0 million aggregate deductible for liability, physical damage, and cargo claims per incident. The new policy increases the Company's exposure for claims both within the deductible limit and in excess of the maximum coverage. The Company's premium expense will decrease by approximately 40%. The Company intends to pursue its legal rights against the insurance agent and its errors and omissions policy. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self insured retention.

Communications and utilities expense decreased $0.4 million (21.5%), to $1.6 million in the 2002 period, from $2.0 million in the 2001 period. As a percentage of freight revenue, communications and utilities decreased to 1.2% in the 2002 period, from 1.4% in the 2001 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.2 million (6.6%), to $3.6 million in the 2002 period, from $3.4 million in the 2001 period. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.6% and 2.5% of freight revenue in the 2002 and 2001 periods, respectively.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.0 million (9.8%), to $11.5 million in the 2002 period from $10.5 million in the 2001 period. As a percentage of freight revenue, depreciation and amortization increased to 8.5% in the 2002 period from 7.6% in the 2001 period. The Company has increased the annual depreciation expense on the 2001 model year tractors to approximate the Company's recent experience with disposition values and expectation for future disposition values. In addition, depreciation expense is expected to rise in the future as the cost of new tractors has increased and the residual value has decreased. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $0.3 million in the 2002 period compared to approximately $0.1 million in the 2001 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and the Company will evaluate goodwill and certain intangibles for impairment, annually prospectively beginning in 2002. During the second quarter of 2002, the Company completed its analysis of goodwill for impairment and concluded there was no impairment. The favorable impact of goodwill no longer being amortized was approximately $75,000 for the three months ended September 30, 2002.

Other expense, net, decreased $1.1 million (41.6%), to $1.6 million in the 2002 period, from $2.7 million in the 2001 period. As a percentage of freight revenue, other expense decreased to 1.2% in the 2002 period from 2.0% in the 2001 period. The decrease was the result of lower debt balances and more favorable interest rates. Included in the other expense category are interest expense, interest income, and the pre-tax non-cash losses related to the accounting for interest rate derivatives under SFAS 133, which amounted to $0.7 million in the 2002 period and $0.9 million in the 2001 period.

The Company's income tax expense for the 2002 period was $3.6 million or 49.8% of income before taxes. The Company's income tax expense for the 2001 period was $1.4 million or 62.0% of income before taxes. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible portion of per diem expenses, the Company's tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased $2.8 million (327.3%), to $3.6 million in the 2002 period (2.7% of revenue) from $0.8 million in the 2001 period (0.6% of revenue).

As a result of the foregoing, the Company's net margin increased to 2.7% in the 2002 period from 0.6% in the 2001 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Freight revenue (total revenue before fuel surcharge and accessorial revenue) decreased $7.9 million (1.9%), to $403.1 million in the nine months ended
September 30, 2002, from $411.1 million in the same period of 2001. The Company's revenue was affected by a 3.8% decrease in weighted average tractors partially offset by a 4.1% increase in revenue per tractor per week, to $2,796 in the 2002 period from $2,685 in the 2001 period. Weighted average tractors decreased to 3,679 in the 2002 period from 3,823 in the 2001 period. The Company has elected to constrain the size of its tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $5.1 million in the 2002 period and $3.9 million in the 2001 period, decreased $17.0 million (9.4%), to $164.6 million in the 2002 period, from $181.6 million in the 2001 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.8% in the 2002 period, from 44.2% in the 2001 period. Wages for over the road drivers as a percentage of freight revenue decreased to 28.5% in 2002 from 31.5% in 2001. The decrease was largely attributable to the Company utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated, implementing changes in its pay structure and implementing a per diem pay program for its drivers during August 2001. The Company's payroll expense for employees other than over the road drivers increased to 7.1% of freight revenue in the 2002 period from 6.7% of freight revenue in the 2001 period. Health insurance, employer-paid taxes, workers' compensation, and other employee benefits decreased to 6.5% of freight revenue in the 2002 period from 6.9% of freight revenue in the 2001 period, partially due to paying lower taxes due to lower payroll amounts and improving claims experience in the Company's health insurance plan.

Fuel expense, net of fuel surcharge revenue of $8.0 million in the 2002 period and $16.8 million in the 2001 period, decreased $1.1 million (1.8%), to $62.2 million in the 2002 period, from $63.3 million in the 2001 period. As a percentage of freight revenue, net fuel expense remained constant at 15.4% in the 2002 and 2001 periods. Fuel surcharges amounted to $.024 per loaded mile in the 2002 period compared to $.050 per loaded mile in the 2001 period. Fuel costs may be affected in the future by the Company's fuel hedging and volume purchase commitments from time-to-time and the collectibility of fuel surcharges, as well as by lower fuel mileage if government mandated emissions standards effective October 1, 2002, result in less fuel efficient engines.

Operations and maintenance consist primarily of vehicle maintenance, repairs and driver recruitment expenses. Net of accessorial revenue of $1.5 million in the 2002 period and $1.2 million in the 2001 period, operations and maintenance increased $0.4 million (1.5%), to $28.3 million in the 2002 period, from $27.9 million in the 2001 period. As a percentage of freight revenue, operations and maintenance increased to 7.0% in the 2002 period, from 6.8% in the 2001 period. The Company extended the trade cycle on its tractor fleet from three years to four years, which resulted in an increase in the number of required repairs.

Revenue equipment rentals and purchased transportation decreased $6.6 million (12.9%), to $44.4 million in the 2002 period, from $50.9 million in the 2001 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 11.0% in the 2002 period from 12.4% in the 2001 period. The decrease was the result of a smaller fleet of owner-operators during 2002 (an average of 350 in 2002 compared to an average of 371 in 2001) and lower lease payments during the nine month period (3.4% of freight revenue in the 2002 period compared to 4.1% of freight revenue in the 2001 period). The smaller fleet resulted in lower payments to owner-operators (7.6% of freight revenue in 2002 compared to 8.3% of freight revenue in 2001). Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. As of September 30, 2002, the Company had financed approximately 636 tractors and 2,631 trailers under operating leases as compared to 995 tractors and 1,932 trailers under operating leases as of September 30, 2001. The lease expense per tractor will increase in future periods. See Note 7 to the Condensed Consolidated Financial Statements.

Operating taxes and licenses decreased $0.6 million (5.8%), to $10.4 million in the 2002 period, from $11.0 million in the 2001 period. As a percentage of freight revenue, operating taxes and licenses remained constant at 2.6% in the 2002 and 2001 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.5 million (18.3%), to $22.8 million in the 2002 period from $19.3 million in the 2001 period. As a percentage of freight revenue, insurance increased to 5.7% in the 2002 period from 4.7% in the 2001 period. The increase is a result of an industry-wide increase in insurance rates, which the Company addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The deductible amount increased from $5,000 in 2000, to $250,000 in 2001, to $500,000 in March of 2002, to $1.0
million in November of 2002. On July 15, 2002, the Company obtained binders for excess insurance coverage up to $50.0 million with a $500,000 aggregate deductible for liability, physical damage, and cargo claims per incident. During the third quarter, the Company sought replacement excess coverage after the insurance agent failed to produce proof of insurance on the policies for which the Company had obtained binders as of July 15, 2002. The replacement coverage is for an aggregate $4.0 million of insurance coverage with a $1.0 million aggregate deductible for liability, physical damage, and cargo claims per incident. The new policy increases the Company's exposure for claims both within the deductible limit and in excess of the maximum coverage. The Company's premium expense will decrease by approximately 40%. The Company intends to pursue its legal rights against the insurance agent and its errors and omissions policy. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self insured retention.

Communications and utilities expense decreased $0.5 million (9.6%), to $5.1 million in the 2002 period, from $5.6 million in the 2001 period. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% and 1.4% in the 2002 and 2001 periods, respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.4 million (3.6%), to $10.7 million in the 2002 period, from $10.4 million in the 2001 period. As a percentage of freight revenue, general supplies and expenses increased to 2.7% in the 2002 period, from 2.5% in the 2001 period.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, increased $7.1 million (23.2%), to $37.5 million in the 2002 period from $30.4 million in the 2001 period. As a percentage of freight revenue, depreciation and amortization increased to 9.3% in the 2002 period from 7.4% in the 2001 period. The increase is the result of a $3.3 million pre-tax impairment charge, increased depreciation expense and losses on the sale of equipment. The impairment charge is related to approximately 327 model year 1998 through 2000 in use tractors. See "Impairment of Tractor Values and Future Expense" below for additional information. The Company's approximately 1,400 model year 2001 tractors were not affected by the charge. The Company has increased the annual depreciation expense on the 2001 model year tractors to approximate the Company's recent experience with disposition values and expectation for future disposition values. In addition, depreciation expense is expected to rise in the future as the cost of new tractors has increased and the residual value has decreased. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $1.6 million in the 2002 period compared to a $16,000 loss in the 2001 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and the Company will evaluate goodwill and certain intangibles for impairment, annually prospectively beginning in 2002. During the second quarter of 2002, the Company tested its goodwill for impairment and found no impairment. The positive impact of goodwill no longer being amortized was approximately $230,000 for the nine months ended September 30, 2002.

Other expense, net, decreased $3.5 million (48.5%), to $3.7 million in the 2002 period, from $7.2 million in the 2001 period. As a percentage of freight revenue, other expense decreased to 0.9% in the 2002 period from 1.7% in the 2001 period. The decrease was the result of lower debt balances and more favorable interest rates. Included in the other expense category are interest expense, interest income, and the pre-tax non-cash losses related to the accounting for interest rate derivatives under SFAS No. 133, which amounted to $0.9 million in the 2002 and 2001 periods.

The Company's income tax expense for the nine months ended September 30, 2002 was $7.7 million or 56.9% of income before taxes. The Company's income tax expense for the 2001 period was $1.9 million or 53.3% of income before taxes. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible effect of per diem, the Company's tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased $3.3 million (202.6%), to $4.9 million in the 2002 period (1.2% of revenue) from $1.6 million in the 2001 period (0.4% of revenue).

As a result of the foregoing, the Company's net margin increased to 1.2% in the 2002 period from 0.4% in the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's growth has required significant capital investments. The Company historically has financed its expansion requirements with borrowings under a line of credit, cash flows from operations, long-term operating leases, and borrowings under installment notes payable to commercial lending institutions and equipment manufacturers. The Company's primary sources of liquidity at September 30, 2002, were funds provided by operations, proceeds under the Securitization Facility (as defined below), borrowings under its primary credit agreement, which had maximum available borrowing of $120.0 million at September 30, 2002 (the "Credit Agreement") and operating leases of revenue equipment. The Company believes its sources of liquidity are adequate to meet its current and projected needs for at least the next twelve months.

Net cash provided by operating activities was $55.7 million in the 2002 period and $51.5 million in the 2001 period. The 2001 period included an unusually large collection of receivables that had resulted from billing problems during 2000. In 2002, there was an increase in depreciation and amortization which included a $3.3 million pre-tax impairment charge as well as an increase in claims accruals as the Company increased its self insured retention amounts.

Net cash used in investing activities was $33.4 million in the 2002 period and $37.4 million in the 2001 period. Net cash used in investing activities in 2002 related to the purchase of tractors, which were previously financed through operating leases, and the acquisition of new revenue equipment (net of trade-ins) using proceeds from the Credit Agreement. In 2001, approximately $15 million was related to the financing of the Company's headquarters facility, which was previously financed through an operating lease that expired in March 2001. The Company financed the facility using proceeds from the Credit Agreement. The Company agreed to purchase and trade approximately 1,000 tractors during 2002, of which approximately half of the trade package was completed during the third quarter of 2002. The Company expects to complete the trade package during the fourth quarter of 2002 and also will purchase approximately 300 trailers during the fourth quarter. The Company expects capital expenditures, primarily for revenue equipment (net of trade-ins) to be approximately $30.0 million in the fourth quarter of 2002 and approximately $80 million in 2003, in each case exclusive of acquisitions.

Net cash used in financing activities was $21.6 million in the 2002 period and $15.3 million in the 2001 period. At September 30, 2002, the Company had outstanding debt of $73.1 million, primarily consisting of $50.1 million in the Securitization Facility and $20.0 million drawn under the Credit Agreement. Interest rates on this debt range from 1.8% to 6.5%.

During the first quarter of 2002, the Company prepaid the remaining $20.0 million in previously outstanding 7.39% ten year private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, the Company recognized an approximate $0.9 million after-tax extraordinary loss to reflect the early extinguishment of debt.

In December 2000, the Company entered into the Credit Agreement with a group of banks, which matures December 2003. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At September 30, 2002, the margin was 1.00%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp ("CRC").

The Credit Agreement has a maximum borrowing limit of $120.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or $120.0 million. Letters of credit are limited to an aggregate commitment of $20.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of September 30, 2002, the Company had borrowings under the Credit Agreement in the amount of $20.0 million with a weighted average interest rate of 2.8% and the Company had borrowing availability of $80.8 million under the Credit Agreement.

In December 2000, the Company entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62 million of proceeds, subject to eligible receivables, and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility is collateralized by the receivables of CRC. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. The transaction did not meet the criteria for sale treatment under SFAS No. 140 and is reflected as a secured borrowing in the financial statements. As of September 30, 2002, there were $50.1 million in borrowings outstanding.

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

Impairment of Long-Lived Assets - Long-lived assets to be disposed of are reported at the lower of the carrying value or the fair value less costs to sell. The Company evaluates the carrying value of long-lived assets held for use for impairment losses by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company adjusts the carrying value of the underlying assets if the sum of expected undiscounted cash flows is less than the carrying value. Impairment can be impacted by management's projection of future cash flows, the level of cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals.

Insurance and Other Claims - The Company's insurance program for liability, workers' compensation, group medical, property damage, cargo loss and damage, and other sources involves self insurance with high risk retention levels. In 2001, the Company adopted an insurance program with significantly higher deductibles. The deductible amount increased from $5,000 in 2000, to $250,000 in 2001, to $500,000 in March of 2002, to $1.0 million in November of 2002. On July 15, 2002, the Company obtained binders for excess insurance coverage up to $50.0 million with a $500,000 aggregate deductible for liability, physical damage, and cargo claims per incident. During the third quarter, the Company sought replacement excess coverage after the insurance agent failed to produce proof of insurance on the policies for which the Company had obtained binders as of July 15, 2002. The replacement coverage is for an aggregate $4.0 million of insurance coverage with a $1.0 million aggregate deductible for liability, physical damage, and cargo claims per incident. The new policy increases the Company's exposure for claims both within the deductible limit and in excess of the maximum coverage. The Company's premium expense will decrease by approximately 40%. The Company intends to pursue its legal rights against the insurance agent and its errors and omissions policy. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the level of self insured retention.

Derivative Instruments and Hedging Activities - From time-to-time, the Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. Hedging activities could defer the recognition of losses to future periods. All derivatives are recognized on the balance sheet at their fair values. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

The following table sets forth the Company's contractual cash obligations and commitments as of January 1, 2002.

Payments Due By Period                                                                                              There-
(in thousands)                             Total        2002        2003         2004        2005        2006        after
                                      ---------------------------------------------------------------------------------------
Long Term Debt                           $49,150     $20,150     $26,000       $3,000       $   -       $   -       $    -

Short Term Debt                           48,130      48,130           -            -           -           -            -

Operating Leases                          68,517      20,137      15,393        7,944       7,151       6,789       11,103

Lease residual value guarantees           55,153      15,720      19,562            -         423       2,348       17,100

Purchase Obligations:

Diesel fuel                               68,147      31,427      36,720            -           -           -            -

Equipment                                153,698      72,298      81,400            -           -           -            -
                                      ---------------------------------------------------------------------------------------

Total Contractual Cash
Obligations                             $442,795    $207,862    $179,075      $10,944      $7,574      $9,137      $28,203
                                      =======================================================================================

INFLATION AND FUEL COSTS

Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to drivers. Innovations in equipment technology and comfort along with government-mandated emissions standards and an increase in market prices generally have resulted in higher new tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts.

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

IMPAIRMENT OF TRACTOR VALUES AND FUTURE EXPENSE

During 2001, the market value of used tractors was significantly below both historical levels and the carrying values on the Company's financial statements. The Company extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve by the time the Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under applicable accounting rules. In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment, and during the fourth quarter of 2001, and the first quarter of 2002, the Company recognized pre-tax charges of approximately $15.4 million and $3.3 million, respectively, to reflect an impairment in tractor values. The charges related to the Company's approximately 2,100 model year 1998 through 2000 in-use tractors.

The approximately 1,400 model year 2001 tractors were not affected by the impairment charges. The Company has evaluated the 2001 model year tractors for impairment and determined that such units were not impaired. These units are not expected to be disposed of for 24 to 36 months following December 31, 2001. The Company has adjusted the depreciation rate of its owned model year 2001 tractors to approximate its recent experience with disposition values and expectation concerning future disposition values. The Company also increased the lease expense on its leased units since it expects to purchase the leased tractors at the end of the three-year leases and operate them for the last year of its four-year trade cycle. Although management believes the additional depreciation will bring the carrying values of the model year 2001 tractors in line with future disposition values, the Company does not have trade-in agreements covering those tractors. See Note 7 to the Condensed Consolidated Financial Statements. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade. Management estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first nine months of 2002, diesel fuel expenses net of fuel surcharge represented 15.5% of the Company's total operating expenses and 15.4% of freight revenue. The Company uses purchase commitments through suppliers to reduce a portion of its exposure to fuel price fluctuations. At September 30, 2002, the national average price of diesel fuel as provided by the U.S. Department of Energy was $1.438 per gallon. At September 30, 2002, the notional amount for purchase commitments during 2002 was 9.3 million gallons. At September 30, 2002, the price of the notional 9.3 million gallons would have produced approximately $2.1 million of income to offset fuel expense if the price of fuel remained the same as of September 30, 2002. At September 30, 2002, a ten percent increase in the price of fuel would produce an additional $1.3 million of income to offset fuel expense. At September 30, 2002, a ten percent change in the price of fuel would increase or decrease the gain on fuel purchase commitments by approximately $1.3 million. In addition, during the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its exposure to diesel fuel price fluctuations. These contracts are considered highly effective and each calls for 1.5 million gallons of fuel purchases at fixed prices of $0.695 and $0.629 per gallon, respectively, through the remainder of 2002. At September 30, 2002 the cumulative fair value of these heating oil contracts was an asset of $0.6 million, which was recorded in accrued expenses with the offset to other comprehensive loss, net of taxes. The Company does not enter into contracts with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. During the first quarter of 2001, the Company entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. At September 30, 2002, the Company had drawn $20 million under the Credit Agreement, which was subject to the interest rate swaps that fixed the interest rates at 5.16% and 4.75% plus the applicable margin per annum. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings. At September 30, 2002, the fair value of these interest rate swap agreements was a liability of $1.7 million. As of September 30, 2002, the Company had no variable rate borrowings outstanding; therefore each one-percentage point increase or decrease in LIBOR would have no affect on the Company's pre-tax interest expense.

The Company does not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor does it trade in these instruments when there are no underlying related exposures.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including its Chief Executive and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
                                    Management, Inc., Covenant Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement, filed as Exhibit 10.11.
-----------------------------------------------------------------------------------------------------------------------------------

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

(b) A Form 8-K was filed on August 12, 2002, with respect to the certification requirements of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COVENANT TRANSPORT, INC.


Date: November 14, 2002          /s/ Joey B. Hogan
                              ---------------------------------
                              Joey B. Hogan
                              Senior Vice President and Chief Financial Officer, in his capacity as such and on behalf of the issuer.


                                 CERTIFICATIONS

     I, David R. Parker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, of Covenant Transport, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The  registrant's  other  certifying  officer and I are  responsible for
establishing  and  maintaining   disclosure  controls  and  procedures  for  the
registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002          /s/ David R. Parker
                              ----------------------------------------
                              David R. Parker
                              Chief Executive Officer

     I, Joey B. Hogan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, of Covenant Transport, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The  registrant's  other  certifying  officer and I are  responsible for
establishing  and  maintaining   disclosure  controls  and  procedures  for  the
registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002           /s/ Joey B. Hogan
                              ----------------------------------------
                              Joey B. Hogan
                              Chief Financial Officer