Form 10-K
period 2002-12-31
COVENANT TRANSPORT INC
filed 2003-03-28
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the fiscal year ended December 31, 2002
                                       OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to

Commission file number 0-24960
                       -------

                            COVENANT TRANSPORT, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                      88-0320154
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     400 Birmingham Highway
     Chattanooga, Tennessee                              37419
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  423/821-1212
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act: $0.01 Par Value
                                                            Class A Common Stock
                                                            --------------------
                                                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $109 million as of March 20, 2003 (based upon the $16.60 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 20, 2003, the registrant had 12,032,664 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2003 annual meeting of stockholders that will be filed no later than April 18, 2003.

                              Cross Reference Index
                              ---------------------

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.



                                               Part I                      Document and Location
                                               ------                      ---------------------
Item 1       Business                                                      Page 3 herein
Item 2       Properties                                                    Page 9 herein
Item 3       Legal Proceedings                                             Page 9 herein
Item 4       Submission of Matters to a Vote of Security Holders           Page 9 herein
                                              Part II
                                              -------
Item 5       Market for the Registrant's Common Equity and
                Related Stockholder Matters                                Page 10 herein
Item 6       Selected Financial Data                                       Page 11 herein
Item 7       Management's Discussion and Analysis of Financial             Page 12 herein
                Condition and Results of Operations
Item 7A      Quantitative and Qualitative Disclosures About Market Risk    Page 27 herein
Item 8       Financial Statements and Supplementary Data                   Page 27 herein
Item 9       Changes in and Disagreements with Accountants on              Page 27 herein
                Accounting and Financial Disclosure
                                              Part III
                                              --------
Item 10      Directors and Executive Officers of the Registrant            Pages 2-3, and 12 of Proxy Statement
Item 11      Executive Compensation                                        Pages 5-7 of Proxy Statement
Item 12      Security Ownership of Certain Beneficial Owners and           Pages 9-10, and 15 of Proxy Statement
                Management and Related Stockholder Matters
Item 13      Certain Relationships and Related Transactions                Page 4 of Proxy Statement
Item 14      Controls and Procedures                                       Page 28 herein
                                              Part IV
                                              -------
Item 15      Exhibits, Financial Statement Schedules, and Reports on       Page 28 herein
                Form 8-K

------------------------------------------------------



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

                                     PART I

ITEM 1. BUSINESS

References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Covenant Transport, Inc. and its subsidiaries.

General

We are one of the ten largest truckload carriers in the United States measured by revenue. We focus on longer lengths of haul in targeted markets where we believe our service standards can provide a competitive advantage. We are a major carrier for traditional truckload customers such as manufacturers and retailers, as well as for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses.

In our core long-haul business, we use the industry's largest fleet of tractors operated by two-person driver teams to provide expedited transportation, generally over distances from 1,500 to 2,500 miles. In this area, we offer greater speed and reliability than rail or single-driver trucks at a lower cost than air freight. We also operate a single driver fleet that concentrates on expedited movements with an average length of haul of approximately 800 miles. In both our single-driven and team-driven operations we are dedicated fleets, which operate for the benefit of a single customer or on a defined route. This part of our business has grown rapidly as we have expanded our participation in the design, development, and execution of supply chain solutions for our traditional truckload customers. In each of the past eight years, we have provided 99% on-time performance to our customers. By targeting premium service freight, we seek to obtain higher rates, build long-term service-based customer relationships, and avoid competition from rail, intermodal, and trucking companies that compete primarily on the basis of price.

Business Strategy

The key elements of our business strategy are:

Offer premium service. We offer just-in-time, transcontinental express, and other premium services to shippers with exacting transportation requirements. Our service standards include transporting loads coast-to-coast in 72 hours, meeting schedules with delivery windows as narrow as 15 minutes, and delivering 99% of all loads on-time which we have accomplished in each of the last eight years. We target such premium service freight to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from rail, intermodal, and trucking companies that compete primarily on the basis of price.

Operate in targeted markets. We operate in targeted markets where our service can provide a competitive advantage. Our primary market historically has been expedited long-haul freight transportation predominantly using two-person driver teams. Our industry-leading 1,200 driver teams can provide significantly faster, more predictable service than rail, intermodal, or single-driver service over long lengths of haul at a fraction of the cost of air freight. In addition, we offer dedicated fleets, which operate for the benefit of a single customer or on a defined route. This part of our business has grown rapidly as we have expanded our participation in the design, development, and execution of supply chain solutions for customers. We also offer long-haul refrigerated service that targets premium temperature-controlled business mainly originating on the West Coast. We believe that our concentration on longer lengths of haul and our large capacity of driver teams differentiate us from competitors in our targeted markets.

Focus on equipment utilization. We use our longer lengths of haul and disciplined operating lanes to enhance asset utilization and deliver operating efficiencies. We seek to continue to improve our asset utilization by adding freight within our existing traffic lanes faster than adding new equipment capacity. We intend to grow our fleet only when profit margins justify expansion. A high level of operational discipline creates more predictable movements, reduces empty miles, and shortens turn times between loads.

Seek partnerships with other transportation companies. A significant portion of our business focuses on providing services to other transportation companies that require a high level of service to support their operations. In 2002, transportation providers, such as logistics companies, freight forwarders, less-than-truckload companies, and deferred air freight providers, comprised the largest market sector we served. We seek to grow by continuing to serve as a partner, rather than a competitor, to other transportation providers.

Use technology to enhance operating efficiency. We have made significant investments in technologies that reduce costs, afford a competitive advantage with service-sensitive customers, and promote economies of scale. In particular, we believe we are beginning to realize the benefits of freight optimization software that allows us to more accurately analyze the profitability of each customer, route, and load. We also use satellite-based tracking and communication systems, document imaging, fuel routing software, and electronic access to customer load information and electronic transmission of shipping instructions.

Customers and Operations

We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. All of our assets are domiciled in the United States, and for the past three years less than one percent of our revenue has been generated in Canada and Mexico. The largest part of our business, which comprised 72% of our 2002 revenue, is medium-to-long haul dry van service that we provide by using single and two-person driver teams. Our dedicated fleets, which serve a defined customer or route, comprised 13% of our 2002 revenue. We also operate a long-haul temperature-controlled business, which frequently hauls dry freight to the West Coast and temperature-controlled freight to the East, and this portion of our business comprised 15% of 2002 revenue. Part of this business is operated by our subsidiary, Southern Refrigerated Transport, Inc. under its own tradename.

Our primary customers include manufacturers and retailers, as well as other transportation companies. In 2002, our five largest customers were Con-Way Transportation, Eagle Global Logistics, Emery Air Freight, Shaw Industries, and Target Corporation. In the aggregate, subsidiaries of CNF, Inc. accounted for approximately 11%, 13%, and 11% of our revenue in 2000, 2001, and 2002, respectively.

We approach our operations as an integrated effort of marketing, customer service, and fleet management. Our customer service and marketing personnel emphasize both new account development and expanded service for current customers. Customer service representatives provide day-to-day contact with customers, while the sales force targets driver-friendly freight that will increase lane density.

Fleet managers at each operations center plan load coverage according to customer requirements and relay pick-up, delivery, routing, and fueling instructions to our drivers. The fleet managers attempt to route most of our trucks over selected operating lanes. We believe this assists us in balancing traffic between eastbound and westbound movements, reducing empty miles, and improving the reliability of delivery schedules.

We use proven technology, including freight optimization software that permits us to perform sophisticated analyses of profitability and other factors on each customer, route, and load. We installed the software in late 2000 and in 2001 began inputting and tracking data and customizing our analyses. We have begun to realize the benefits of superior freight selection based on several months of history.

We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor's position every 30 minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency.

As an additional service to customers, we offer electronic data interchange and Internet-based communication for customer usage in tendering loads and accessing information such as cargo position, delivery times, and billing information. These services allow us to communicate electronically with our customers, permitting real-time information flow, reductions or eliminations in paperwork, and the employment of fewer clerical personnel. Since 1997, we have used a document imaging system to reduce paperwork and enhance access to important information.

Our operations generally follow the seasonal norm for the trucking industry. Equipment utilization is usually at its highest from May to August, maintains high levels through October, and generally decreases during the winter holiday season and as inclement weather impedes operations.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to our success, and we have made each of these factors a primary element of our strategy. We emphasize driver-friendly operations throughout the Company. We have implemented automated programs to signal when a driver is scheduled to be routed toward home, and we assign fleet managers specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with us.

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service over our long average length of haul, because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. We believe that these teams contribute to greater equipment utilization than most carriers with predominately single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2002, teams operated approximately 29% of our tractors. The single driver fleets operate fewer miles per tractor and experience more empty miles but these factors are expected to be offset by higher revenue per loaded mile and the reduced employee expense of only one driver.

We are not a party to a collective bargaining agreement and our employees are not represented by a union. At December 31, 2002, we employed approximately 4,894 drivers and approximately 1,169 nondriver personnel. We believe that we have a good relationship with our personnel.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. Our historical policy has been to operate our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. In conjunction with the extension of our trade cycle on tractors from three to four years in 2001, we purchased extended warranties on major components. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2002, our 3,738 tractors had an average age of 26 months and our 7,485 trailers had an average age of 55 months. Approximately 84% of these trailers were dry vans and the remainder were temperature-controlled vans.

We have taken delivery of our model year 2003 tractors from Freightliner and expect to begin taking delivery of model year 2004 tractors shortly. The new tractors are covered by tradeback agreements that guarantee us a defined trade-in value if we purchase a replacement tractor from Freightliner. The combination of an increased price for the new tractors and a decreased trade-in value for used tractors is increasing our cost of equipment for future periods.

We are considering changing our tractor trade cycle back to a period of less than four years. We are evaluating the decision based on maintenance costs, capital requirements, prices of new and used tractors, and other factors. If we decide to return to a shorter trade cycle, our capital expenditures and financing costs would increase, and we would expect our maintenance costs to decrease.

Industry and Competition

According to the American Trucking Associations (ATA), the U.S. market for truck-based transportation services generated total revenues of approximately $610 billion in 2001 and is projected to grow in line with the overall U.S. economy. We operate in the highly fragmented for-hire truckload segment of this market, which the ATA estimates generated revenues of approximately $274 billion in 2001. Our dedicated business also competes for the private fleet portion of the overall trucking market (also estimated by the ATA at approximately $274 billion in revenues in 2001), by seeking to convince private fleet operators to outsource or supplement their private fleets. Measured by annual revenue, the ten largest dry van truckload carriers accounted for approximately $12 billion or four percent of annual for-hire truckload revenue in 2001.

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. We compete to some extent with railroads and rail-truck intermodal service but differentiate ourself from rail and rail-truck intermodal carriers on the basis of service because rail and rail-truck intermodal movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service to customers with time-definite pick-up and delivery schedules.

We believe that the cost and complexity of operating trucking fleets are increasing and that economic and competitive pressures are likely to force many smaller competitors and private fleets to consolidate or exit the industry. As a result, we believe that larger, better capitalized companies, like us, will have greater opportunities to increase profit margins and gain market share. In the market for dedicated services, we believe that truckload carriers, like us, have a competitive advantage over truck lessors, who are the other major participants in the market, because we can offer lower prices by utilizing back-haul freight within our network that traditional lessors do not have.

Insurance and Claims

We have increased the self-insured retention portion of our insurance coverage for most claims significantly over the past several years. In 2000, our deductible was $12,500 for our casualty program and $250,000 for workers' compensation. During the first quarter of 2003, we renewed our casualty program and increased our self insured retention level to a combined $2.0 million per occurrence for liability, and $1.0 million per occurrence for cargo loss and damage coverage. In our casualty program, we now self-insure for the first $2.0 million of exposure in our primary layer as well as the first $2.0 million of exposure in our $15.0 million of excess coverage. Our aggregate limit of coverage is $20.0 million for our casualty program. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $500,000 for each workers' compensation claim and a deductible amount of $225,000 for each group medical claim. In the first quarter of 2003, we adopted a workers' compensation plan with a deductible level of $1.0 million per occurrence and renewed our group medical plan with a deductible amount of $250,000. The following chart reflects the major changes in our casualty program since March 1, 2001:


                                                          Primary Coverage                         Excess Coverage
      Coverage Period               Primary Coverage      SIR/deductible      Excess Coverage      SIR/deductible
-------------------------------------------------------------------------------------------------------------------

March 2000 - March 2001             $1.0 million          $12,500             $15 million          $0
March 2001 - March 2002             $1.0 million          $250,000            $49 million          $3.0 million
March 2002 - July 2002              $2.0 million          $500,000            $48 million          $3.0 million
July 2002 - November 2002           $2.0 million          $500,000            $0 *                 $0 *
November 2002 - March 2003          $4.0 million          $1.0 million        $16.0 million        $3.0 million
March 2003 - March 2004             $5.0 million          $2.0 million**      $15.0 million        $2.0 million


* Represents period for which no proof of insurance was available from agent and coverage was determined to be invalid. We are pursuing legal remedies against the insurance agency and its errors and omissions policy, but we can make no assurance of recovery.
**   Does not include $1.0 million self insured retention for cargo.

On July 15, 2002, we received a binder for $48.0 million of excess insurance coverage over our $2.0 million primary layer. Subsequently, we were forced to seek replacement excess coverage after the insurance agent retained the premium and failed to produce proof of insurance coverage. We obtained replacement coverage of $4.0 million with a $1.0 million self-insured retention in November 2002. We filed a lawsuit to recover the premiums paid and to seek coverage from the insurance agency and its errors and omissions policy, on any claims that exceed $2.0 million in exposure. Currently, we are not aware of any such claims. If one or more claims from this period exceeded $2.0 million in amount, our financial condition and results of operations could be materially and adversely affected.

Regulation

We are a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT. We do not believe that regulation by the DOT or by the states in their remaining areas of authority has had a material effect on our operations. Our employees and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The DOT has rated us "satisfactory" which is the highest safety and fitness rating.

Over the past three years, the DOT has considered proposals to amend the hours-in-service requirements applicable to truck drivers. The DOT sent a final rule, which has not been published, to the Office of Management and Budget ("OMB") in January, 2003 for OMB review and approval. Any change which reduces the potential or practical amount of time that drivers can spend driving could adversely affect us. We are unable to predict the nature of any changes that may be adopted. The DOT also is considering requirements that trucks be equipped with certain equipment that the DOT believes would result in safer operations. The cost of the equipment, if required, could adversely affect our profitability if shippers are unwilling to pay higher rates to fund the purchase of such equipment.

Our operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Federal Environmental Protection Agency and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. If we should be involved in a spill or other accident involving hazardous substances, if any such substances were found on our property, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on us. We believe that our operations are in material compliance with current laws and regulations.

Fuel Availability and Cost

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts. During 2002, the cost of fuel was in the range at which we received fuel surcharges. Even with the fuel surcharges, the high price of fuel decreased our profitability. Although we historically have been able to pass through a substantial part of increases in fuel prices and taxes to customers in the form of higher rates and surcharges, the increases usually are not fully recovered. We do not collect surcharges on fuel used for non-revenue miles, out-of-route miles, or fuel used while the tractor is idling. At December 31, 2002, we had purchase commitments for approximately 36.0 million gallons in 2003 and 3.6 million gallons in 2004.

Additional Information

At December 31, 2002, our corporate structure included Covenant Transport, Inc., a Nevada holding company organized in May 1994 and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation organized in November 1985; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; Southern Refrigerated Transport, Inc. ("SRT"), an Arkansas corporation; Tony Smith Trucking, Inc., an Arkansas corporation; Harold Ives Trucking Co., an Arkansas corporation; CVTI Receivables Corp. ("CRC"), a Nevada corporation, Terminal Truck Broker, Inc., an Arkansas corporation, and Volunteer Insurance Limited, a Cayman Island company.

Our headquarters are located at 400 Birmingham Highway, Chattanooga, Tennessee 37419, and our website address is www.covenanttransport.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website.

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by us from time to time in our filings with the Securities and Exchange Commission or otherwise. The words "believes," "expects," "anticipates," "estimates," and "projects," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Non-Audit Services Performed by Independent Accountants

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our independent accountants. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Following the adoption of the Sarbanes-Oxley Act of 2002, our Audit Committee preapproved non-audit services, consisting of accounting advisory services with respect to SEC filings, which subsequently were or are being performed by KPMG LLP. Additional non-audit services will be preapproved in the future.

ITEM 2. PROPERTIES

Our headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee, that include an office building of approximately 182,000 square feet, our approximately 65,000 square-foot principal maintenance facility, a body shop of approximately 16,600 square feet, and a truck wash. We maintain sixteen terminals located on our major traffic lanes in the cities listed below. These terminals provide a base for drivers in proximity to their homes, a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, and the other uses indicated below.


                                                             Driver
      Terminal Locations                  Maintenance     Recruitment      Sales          Ownership
      ------------------                  -----------     -----------      -----          ---------

      Chattanooga, Tennessee                   x               x             x              Owned
      Dalton, Georgia                          x                             x              Owned
      Greensboro, North Carolina                                                           Leased
      Dayton, Ohio                                                                         Leased
      Delanco, New Jersey                                                                  Leased
      Indianapolis, Indiana                                                                Leased
      Ashdown, Arkansas                        x               x             x              Owned
      Little Rock, Arkansas                    x                                            Owned
      Oklahoma City, Oklahoma                  x                                            Owned
      Hutchins, Texas                          x                                            Owned
      El Paso, Texas                                                                       Leased
      Laredo, Texas                                                                        Leased
      French Camp, California                                                              Leased
      Fontana, California                      x                                           Leased
      Long Beach, California                                                                Owned
      Pomona, California                                                     x              Owned


ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in the transportation of freight. As of December 31, 2002, we were not a party to any lawsuit or governmental proceeding that, if adversely determined, would be expected to have a materially adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2002, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Class A Common Stock is traded on the Nasdaq National Market, under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low sales price for our Class A Common Stock as reported by Nasdaq from January 1, 2001 to December 31, 2002.


      Period                            High            Low
      ------                            ----            ---
        Calendar Year 2001
                1st Quarter             $16.313         $10.250
                2nd Quarter             $17.560         $11.130
                3rd Quarter             $15.500         $ 9.100
                4th Quarter             $16.700         $ 9.310

        Calendar Year 2002

                1st Quarter             $17.190         $14.350
                2nd Quarter             $21.990         $14.250
                3rd Quarter             $23.000         $15.410
                4th Quarter             $19.260         $15.260

As of March 20, 2003, we had approximately 45 stockholders of record of our Class A Common Stock. However, we estimate that we have approximately 2,200 stockholders because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

We have never declared and paid a cash dividend on our common stock. It is the current intention of our Board of Directors to continue to retain earnings to finance our growth and reduce our indebtedness rather than to pay dividends. The payment of cash dividends is currently limited by agreements relating to our credit agreements. Future payments of cash dividends will depend upon our financial condition, results of operations, and capital commitments, restrictions under then-existing agreements, and other factors deemed relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

(In thousands, except per share and operating data amounts)



                                                                       Years Ended December 31,
                                                   2002           2001           2000           1999            1998
                                              ----------------------------------------------------------------------------
Statement of Operations Data:
Freight revenue                                     $541,830      $ 547,028      $ 552,429       $ 472,741      $ 370,546
Fuel and accessorial surcharges                       22,588         26,593         31,561           6,626          3,315
                                              ----------------------------------------------------------------------------
    Total revenue                                   $564,418      $ 573,621      $ 583,990       $ 479,367      $ 373,861

Operating expenses:
  Salaries, wages, and related expenses              227,332        244,849        244,704         205,686        167,309
  Fuel expense                                        96,332        103,894        104,154          74,150         56,318
  Operations and maintenance                          39,625         39,410         36,267          29,985         24,503
  Revenue equipment rentals and
     purchased transportation                         59,265         65,104         76,200          49,330         24,250
  Operating taxes and licenses                        13,934         14,358         14,940          11,777         10,334
  Insurance and claims                                31,761         27,838         18,907          14,096         11,936
  Communications and utilities                         7,021          7,439          7,189           5,682          4,328
  General supplies and expenses                       14,677         14,468         13,970          10,380          8,994
  Depreciation and amortization, including
    gains (losses) on disposition of
    equipment and impairment of assets  (1)           49,497         56,324         38,879          35,591         30,192
                                              ----------------------------------------------------------------------------
        Total operating expenses                     539,444        573,684        555,210         436,677        338,164
                                              ----------------------------------------------------------------------------
        Operating income (loss)                       24,974           (63)         28,780          42,690         35,697
Other (income) expense:
  Interest expense                                     3,542          7,855          9,894           5,993          6,252
  Interest income                                       (63)          (328)          (520)           (480)          (328)
  Other                                                  916            799          (368)               -              -
                                              ----------------------------------------------------------------------------
        Other (income) expenses, net                   4,395          8,326          9,006           5,513          5,924
                                              ----------------------------------------------------------------------------
        Income (loss) before income taxes             20,579        (8,389)         19,774          37,177         29,773
Income tax expense (benefit)                          11,415        (1,727)          7,899          14,900         11,490
                                              ----------------------------------------------------------------------------
Income (loss) before extraordinary loss on
early extinguishment of debt                           9,164        (6,662)         11,875          22,277         18,283
Extraordinary loss on early extinguishment
of debt, net of income tax benefit                       890              -              -               -              -
                                              ----------------------------------------------------------------------------
        Net income (loss)                            $ 8,274      $ (6,662)       $ 11,875        $ 22,277      $  18,283
                                              ============================================================================


(1) Includes a $3.3 million and a $15.4 million pre-tax impairment charges in 2002 and 2001, respectively.

Basic earnings per share                            $   0.58     $   (0.48)       $   0.82        $   1.49       $   1.27
Diluted earnings per share                              0.57         (0.48)           0.82            1.48           1.27

Weighted average common shares
    outstanding                                       14,223         13,987         14,404          14,912         14,393

Weighted average common shares
    outstanding for assumed conversions               14,519         13,987         14,533          15,028         14,440

                                       11


                                                                       Years Ended December 31,
Selected Balance Sheet Data                       2002            2001           2000           1999            1998
                                             -----------------------------------------------------------------------------

Net property and equipment                         $ 238,488      $ 231,536      $ 256,049       $ 269,034      $ 200,537
Total assets                                         361,541        349,782        390,513         383,974        272,959
Long-term debt, less current maturities                1,300         29,000         74,295         140,497         84,331
Stockholders' equity                               $ 175,588      $ 161,902      $ 167,822       $ 163,852      $ 141,522

Selected Operating Data:
Net margin as a percentage of freight
    revenue                                             1.5%         (1.2%)           2.1%            4.7%           4.9%
Average revenue per loaded mile                     $   1.22       $   1.21       $   1.23        $   1.20       $   1.18
Average revenue per total mile                      $   1.13       $   1.12       $   1.13        $   1.11       $   1.10
Average revenue per tractor per week                $  2,812       $  2,737       $  2,790        $  3,078       $  3,045
Average miles per tractor per year                   129,906        127,714        128,754         144,601        144,000
Weighted average tractors for year (1)                 3,680          3,791          3,759           2,929          2,333
Total tractors at end of period (1)                    3,738          3,700          3,829           3,521          2,608
Total trailers at end of period (2)                    7,485          7,702          7,571           6,199          4,526


(1)  Includes monthly rental tractors.
(2)  Excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the discussion in this annual report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess capacity in the trucking industry; decreased demand for our services or loss of one or more or our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes or work stoppages; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment; the resale value of our used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts or claims relating to accident, cargo, workers' compensation, health, and other matters; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with the various disclosures we make in press releases, stockholder reports, and public filings, as well as the factors explained in greater detail under "Factors that May Affect Future Results" herein.

Overview

We are one of the ten largest truckload carriers in the United States measured by revenue. We focus on longer lengths of haul in targeted markets where we believe our service standards can provide a competitive advantage. We are a major carrier for traditional truckload customers such as manufacturers and retailers, as well as for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses.

Between 1991 and 1999, we grew our revenue before fuel and other surcharges from $41.2 million to $472.7 million through internal growth and acquisitions. Over the same period, we grew net income from $823,000, or $.08 per diluted share, to $22.3 million, or $1.48 per diluted share. We believe this rapid growth was strategically important, as we gained the size and equipment capacity to cover additional traffic lanes and geographic areas for customers, participate in competitive bids to transport freight for major shippers and develop a substantial dedicated service business.

Beginning in 2000, the combination of softening freight demand and our rapid expansion affected our profitability, as we were unable to obtain the freight rates and levels of asset utilization we expected. At the same time, rising insurance premiums and depressed used truck prices increased our operating costs. As a result, our freight revenue declined slightly and our net income declined to $11.9 million in 2000. We experienced a net loss of $6.7 million in 2001, including a $15.4 million pre-tax impairment charge relating to the reduced market value of our used tractors.

Following the setbacks in 2000 and early 2001, we adopted several business practices in 2001 that were designed to improve our profitability and particularly, our average revenue per tractor, our chief measure of asset utilization. The most significant of these practices were constraining the size of our tractor and trailer fleets until profit margins justify expansion, increasing freight volumes within our existing traffic lanes, replacing lower yielding freight, implementing selective rate increases, and reinforcing our cost control efforts. We believe that a combination of these business practices and an improved freight environment contributed to substantial improvement in our operating performance between 2001 and 2002. For 2002, our revenue declined from $547.0 million to $541.8 million, but our net income improved to $8.3 million, including a $3.3 million pre-tax charge relating to the market value of our used tractors and a $890,000 after-tax extraordinary item relating to early extinguishment of debt, both in the first quarter of 2003.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Freight revenue, which is our revenue before fuel and accessorial surcharges, has accounted for approximately 95% of our revenue over the past three years.

Generally, we are paid by the mile or by the load for our services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the numbers of miles we generate with our equipment. These factors relate, among other things, to the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, and our average length of haul.

Since 2000 we have held our fleet size relatively constant. An overcapacity of trucks in our fleet and the industry generally as the economy slowed contributed to lower equipment utilization and pricing pressure.

Revenue from an acquired operation that generated approximately $80 million in revenue in the year prior to its acquisition helped offset the loss of revenue from certain existing customers whose freight volumes were affected by the economy or who sought lower priced service. The main constraints on our internal growth are the ability to recruit and retain a sufficient number of qualified drivers and, in times of slower economic growth, to add profitable freight.

In addition to constraining fleet size, we reduced our number of two-person driver teams during 2001 and into 2002 to better match the demand for expedited long-haul service. Our single driver fleets generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the additional expenses and lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. We expect operating statistics and expenses to shift with the mix of single and team operations.

Expenses and Profitability

Over the past three years the trucking industry has experienced a significant increase in operating costs. The main factors for the industry as well as for us have been an increased annual cost of tractors due to higher initial prices and lower used truck values, a higher overall cost of insurance and claims, and elevated fuel prices. Other than those categories, our expenses have remained relatively constant or have declined.

Looking forward, our profitability goal is to return to an operating ratio of approximately 90%. We expect this to require additional improvements in revenue per tractor per week to overcome expected additional cost increases of new revenue equipment (discussed below), and other general increases in operating costs, as well as to expand our margins. Because a large percentage of our costs is variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.

Revenue Equipment

We operate approximately 3,738 tractors and 7,485 trailers. Of our tractors, at December 31, 2002, approximately 2,471 were owned, 891 were financed under operating leases, and 376 were provided by owner-operators, who own and drive the tractors. Of our trailers, at December 31, 2002, approximately 4,857 were owned and approximately 2,628 were financed under operating leases. Over the past several years, the market value of used equipment has deteriorated. In recognition of this fact, we recognized pre-tax impairment charges of $15.4 million in the fourth quarter of 2001 and $3.3 million in the first quarter of 2003 in relation to the reduced value of our model year 1998 through 2000 tractors. In addition, we increased the depreciation rate/lease expense on our remaining tractors to reflect our expectations concerning market value at disposition. We estimate the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually. Although we believe the additional depreciation will bring the carrying values of the model year 2001 tractors in line with future disposition values, we do not have trade-in agreements covering those tractors. Our assumptions represent our best estimate, and actual values could differ by the time those tractors are scheduled for trade.

Because of the adverse change from historical purchase prices and residual values, the annual expense per tractor on model year 2003 and 2004 tractors is expected to be higher than the annual expense on the model year 1999 and 2000 units being replaced. We believe the increase in depreciation expense was approximately one-half cent per mile pre-tax during 2002 and will grow to approximately one cent per mile pre-tax in 2003 as all of these new units are delivered. By the time the model year 2001 tractors are traded and the entire fleet is converted in 2004, we expect the total increase in expense to be approximately one and one-half cent pre-tax per mile. The timing of these expenses could be affected if we change our tractor trade cycle to three years, which we are considering. If the tractors are leased instead of purchased, the references to increased depreciation would be reflected as additional lease expense.

We finance a portion of our tractor and trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and seven years for trailers. With our tractor trade cycle currently at approximately four years, we have been purchasing the leased tractors at the expiration of the lease term, although there is no commitment to purchase the tractors. The first trailer leases expire in 2005, and we have not determined whether to purchase trailers at the end of these leases.

Owner-operators provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor.

The payments to owner-operators and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for owner-operator tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from owner-operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, we evaluate our efficiency using net margin rather than operating ratio.

Transplace

Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. Transplace operates an Internet-based global transportation logistics service. Initially, we accounted for our 12.4% investment in Transplace using the equity method of accounting. During the third quarter of 2001, Transplace changed its filing status to a C corporation and as a result, we determined it appropriate to account for our investment using the cost method of accounting.

The following table sets forth the percentage relationship of certain items to freight revenue, excluding fuel and accessorial surcharges for each of the three years-ended December 31:


                                                                    2002          2001          2000
                                                                -----------------------------------------

        Freight revenue (1)                                           100.0%        100.0%        100.0%
        Operating expenses:
          Salaries, wages, and related expenses (1)                     40.7          43.8          43.4
          Fuel expense (1)                                              15.2          15.4          14.3
          Operations and maintenance (1)                                 6.9           6.9           6.3
          Revenue equipment rentals and purchased
             transportation                                             10.9          11.9          13.8
          Operating taxes and licenses                                   2.6           2.6           2.7
          Insurance and claims                                           5.9           5.1           3.4
          Communications and utilities                                   1.4           1.4           1.3
          General supplies and expenses                                  2.7           2.6           2.5
          Depreciation and amortization, including gains
            (losses) on disposition of equipment and
            impairment of assets(2)                                      9.1          10.3           7.0
                                                                -----------------------------------------
                 Total operating expenses                               95.4         100.0          94.8
                                                                -----------------------------------------
                 Operating income                                        4.6           0.0           5.2
        Other (income) expense, net                                      0.8           1.5           1.6
                                                                -----------------------------------------
                  Income (loss) before income taxes                      3.8         (1.5)           3.6
        Income tax expense (benefit)                                     2.1         (0.3)           1.4
                                                                -----------------------------------------
        Income (loss) before extraordinary loss on early
            extinguishment of debt                                       1.7         (1.2)           2.1
        Extraordinary loss on early extinguishment of
             debt, net of income tax benefit                             0.2           0.0           0.0
                                                                -----------------------------------------
        Net income (loss)                                               1.5%        (1.2%)          2.1%
                                                                =========================================


(1) Freight revenue is total revenue less fuel surcharge and accessorial revenue. In this table, fuel surcharge and accessorial revenue are shown netted against the appropriate expense category. Salaries, wages, and related expenses, $6.7 million, $5.4 million, and $4.7 million; fuel expense, $13.8 million, $19.5 million, and $25.3 million; operations and maintenance, $2.0 million, $1.6 million, and $1.5 million in 2002, 2001 and 2000, respectively.
(2) Includes a $3.3 million and a $15.4 million pre-tax impairment charge or 2.8% and 0.6% of freight revenue in 2002 and 2001, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

Freight revenue (total revenue less fuel surcharge and accessorial revenue) decreased $5.2 million (1.0%), to $541.8 million in 2002, from $547.0 million in 2001. Our revenue was affected by a 2.9% decrease in weighted average number of tractors partially offset by a 2.7% increase in revenue per tractor per week to $2,812 in 2002 from $2,737 in 2001. The revenue per tractor per week increase was primarily generated by a 1.7% higher utilization of equipment and a 1.0% higher rate per total mile. Weighted average tractors decreased 2.9% to 3,680 in 2002 from

3,791 in 2001. We have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $6.7 million in 2002 and $5.4 million in 2001, decreased $18.8 million (7.9%), to $220.7 million in 2002, from $239.5 million in 2001. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.7% in 2002, from 43.8% in 2001. Wages for over the road drivers as a percentage of freight revenue decreased to 27.2% in 2002 from 30.1% in 2001. The decrease was largely attributable to us utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated, implementing changes in our pay structure and implementing a per diem pay program for our drivers during August 2001. As a percentage of freight revenue, our payroll expense for employees other than over the road drivers increased to 7.2% in 2002 from 6.7% in 2001 due to growth in headcount and local drivers in the dedicated fleet. Health insurance, employer-paid taxes, workers' compensation, and other employee benefits decreased to 6.2% in 2002 from 6.6% in 2001. The decrease was primarily due to lower employer-paid taxes related to lower wage levels and was partially offset by increases in workers' compensation and health insurance costs related to rising medical expenses, which are expected to continue to increase in future periods.

Fuel expense, net of fuel surcharge revenue of $13.8 million in 2002 and $19.5 million in 2001, decreased $1.9 million (2.2%), to $82.5 million in 2002, from $84.4 million in 2001. As a percentage of freight revenue, net fuel expense remained relatively constant at 15.2% in 2002 and 15.4% in 2001. Fuel surcharges amounted to $.031 per loaded mile in 2002 compared to $.043 per loaded mile in 2001. Fuel prices have increased sharply during the first two months of 2003 because of reasons such as unrest in Venezuela and the Middle East and low inventories. Higher fuel prices will increase our operating expenses. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, and lower fuel mileage due to government mandated emissions standards that were effective October 1, 2002, and will result in less fuel efficient engines. We did not have any fuel hedging contracts at December 31, 2002.

Operations and maintenance consist primarily of vehicle maintenance, repairs and driver recruitment expenses. Net of accessorial revenue of $2.0 million in 2002 and $1.6 million in 2001, operations and maintenance decreased $0.2 million to $37.6 million in 2002 from $37.8 million in 2001. As a percentage of freight revenue, operations and maintenance remained essentially constant at 6.9% in 2002 and 2001. We extended the trade cycle on our tractor fleet from three years to four years, which resulted in an increase in the number of required repairs. However, the increased repair costs were offset by reduced driver recruitment expenses. We expect maintenance costs to decrease as we take delivery of new tractors. Driver recruiting expense may increase if shipping volumes increase and create greater demand for trucking services.

Revenue equipment rentals and purchased transportation decreased $5.8 million (9.0%), to $59.2 million in 2002, from $65.1 million in 2001. As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 10.9% in 2002 from 11.9% in 2001. The decrease was the result of lower lease payments (3.2% of freight revenue in 2002 compared to 3.9% of freight revenue in 2001) and a smaller fleet of owner-operators during 2002 (an average of 355 in 2002 compared to an average of 360 in 2001). The smaller fleet of owner-operators resulted in lower payments to owner-operators (7.7% of freight revenue in 2002 compared to 8.0% of freight revenue in 2001). We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation/lease payments on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases, the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

Operating taxes and licenses decreased $0.4 million (3.0%), to $13.9 million in 2002, from $14.4 million in 2001. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.6% in 2002 and 2001.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.9 million (14.1%), to $31.8 million in 2002 from $27.8 million in 2001. As a percentage of freight revenue, insurance increased to 5.9% in 2002 from 5.1% in 2001. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher self insured retention exposure that is partially offset by lower premium rates. The retention level for our primary insurance layer increased from $12,500 in 2000 to $250,000 in 2001 to $500,000 in March of 2002, to $1.0 million in
November of 2002, and to $2.0 million on March 1, 2003. From July 15, 2002 to November 10, 2002, our excess insurance coverage over the $2.0 million primary layer we had in effect ($4.0 million from November 11 to November 22, 2002) was determined to be invalid. Although we are not aware of any claim that is expected to exceed our primary coverage, any such claim would be uninsured unless the agent's errors and omissions policy provides coverage. In the event of an uninsured claim our financial condition and results of operations could be materially and adversely affected.

We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self insured retention. Because of higher self-insured retentions, our future expenses of insurance and claims may be higher or more volatile than in historical periods.

Communications and utilities decreased $0.4 million (5.6%), to $7.0 million in 2002, from $7.4 million in 2001. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.4% in 2002 and 2001.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.2 million (1.4%), to $14.7 million in 2002, from $14.5 million in 2001. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.7% in 2002 and 2.6% in 2001.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, decreased $6.8 million (12.1%), to $49.5 million in 2002 from $56.3 million in 2001. As a percentage of freight revenue, depreciation and amortization decreased to 9.1% in 2002 from 10.3% in 2001. The decrease is the result of impairment charges, partially offset by increased depreciation expense and losses on the sale of equipment. We recognized pre-tax charges of approximately $3.3 million and $15.4 million, in 2002 and 2001, respectively, to reflect an impairment in tractor values. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Loss on the sale of tractors and trailers was approximately $2.4 million in 2002 and $217,000 in 2001. We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation/lease payments on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases, the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2002, we tested our goodwill for impairment and found no impairment. The positive impact of goodwill no longer being amortized was approximately $310,000 for 2002.

Other expense, net, decreased $3.9 million (47.2%), to $4.4 million in 2002, from $8.3 million in 2001. As a percentage of freight revenue, other expense decreased to 0.8% in 2002 from 1.5% in 2001. The decrease was the result of lower debt balances and more favorable interest rates. Included in the other expense category are interest expense, interest income, and pre-tax non-cash losses related to the accounting for interest rate derivatives under SFAS No. 133, which amounted to $0.9 million in 2002 and $0.7 million in 2001.

Our income tax expense in 2002 was $11.4 million or 55.5% of income before taxes. Our income tax benefit for 2001 was $1.7 million or 20.6% of loss before income taxes. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

As a result of the factors described above, net earnings increased $14.9 million (224.2%), to $8.3 million income in 2002 (1.5% of revenue), from $6.7 million loss in 2001 (1.2% of revenue). Prior to the $3.3 million and $15.4 million pre-tax charges for impairment, net income for 2002 and 2001 would have been $11.2 million ($0.77 diluted earnings per share) and $2.9 million ($0.21 diluted earnings per share) respectively.

As a result of the foregoing, our net margin increased to 1.5% in 2002 from (1.2%) in 2001.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

Revenue decreased $5.4 million (1.0%), to $547.0 million in 2001, from $552.4 million in 2000. Our growth was affected by a 1.9% decrease in revenue per tractor per week to $2,737 in 2001 from $2,790 in 2000. The revenue per tractor per week decrease was primarily generated by a 0.8% lower utilization of equipment and a 1.3% lower rate per total mile due to a less robust freight environment. Weighted average tractors increased 0.9% to 3,791 in 2001 from 3,759 in 2000. Due to a weak freight environment, we have elected to constrain the size of our tractor fleet until profitability improves.

Salaries, wages, and related expenses decreased $0.6 million (0.2%), to $239.4 million in 2001, from $240.0 million in 2000. As a percentage of revenue, salaries, wages, and related expenses increased to 43.8% in 2001, from 43.4% in 2000. Even though the percentage of total miles driven by company trucks increased (89.8% in 2001 vs. 86.1% in 2000), wages for over the road drivers as a percentage of revenue decreased to 30.1% in 2001 from 30.6% in 2000, partially due to our implementation of cost reduction strategies including a per diem pay program for our drivers during August 2001. Our payroll expense for employees other than over the road drivers increased to 6.7% of revenue in 2001 from 6.2% of revenue in 2000 due to growth in headcount and local drivers in the dedicated fleet. Health insurance, employer paid taxes, and workers' compensation increased to 6.6% of revenue in 2001, from 6.4% in 2000. The increase as a percentage of revenue was primarily the result of increased group health insurance claims in 2001 as compared to 2000.

Fuel expense increased $5.6 million (7.1%), to $84.4 million in 2001, from $78.8 million in 2000. As a percentage of revenue, fuel expense increased to 15.4% in 2001 from 14.3% in 2000. This increase was due to the increased usage of company trucks (due to the decrease in our utilization of owner-operators, who pay for their own fuel purchases), lower quantities and less efficient pricing of fuel contracted using purchase commitments, and slightly lower fuel economy. These increases were partially offset by fuel surcharges, which amounted to $.043 per loaded mile or approximately $19.5 million in 2001 compared to $.057 per loaded mile or approximately $25.3 million in 2000. Fuel costs may be affected in the future by lower fuel mileage if government mandated emissions standards effective October 1, 2002, are implemented as scheduled.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, increased $3.0 million (8.5%), to $37.8 million in 2001, from $34.8 million in 2000. As a percentage of revenue, operations and maintenance increased to 6.9% in 2001, from 6.3% in 2000. We extended the trade cycle on our tractor fleet from three years to four years, which resulted in an increase in the number of required repairs.

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

Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The decrease from lower owner operator expense was partially offset by our entry into additional operating leases. As of December 31, 2001, we had financed approximately 963 tractors and 2,564 trailers under operating leases as compared to 1,090 tractors and 1,541 trailers under operating leases as of December 31, 2000. The equipment leases will increase this expense category in the future, while reducing depreciation and interest expense.

Operating taxes and licenses decreased $0.6 million (3.9%), to $14.4 million in 2001, from $14.9 million in 2000. As a percentage of revenue, operating taxes and licenses remained essentially constant at 2.6% in 2001 as compared to 2.7% in 2000.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $8.9 million (47.2%), to $27.8 million in 2001 from $18.9 million in 2000. As a percentage of revenue, insurance increased to 5.1% in 2001 from 3.4% in 2000. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The deductible amount increased from $5,000 in 2000 to $250,000 in 2001. In 2002, we increased our deductible to $500,000. Our insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which we consider adequate. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self insured retention.

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

Depreciation and amortization, including gains (losses) on disposition of equipment and impairment of assets, consisting primarily of depreciation of revenue equipment, increased $17.4 million (44.9%), to $56.3 million in 2001 from $38.9 million in 2000. As a percentage of revenue, depreciation and amortization increased to 10.3% in 2001 from 7.0% in 2000. The increase is primarily the result of a $15.4 million pre-tax impairment charge related to approximately 1,770 model year 1998 through 2000 tractors in use. We will recognize an additional impairment charge on 325 tractors in the first quarter of 2002. See "Critical Accounting Policies/Impairment of Long-Lived Assets" for additional information. Our approximately 1,400 model year 2001 tractors are not affected by the charge. We have increased the annual depreciation expense on the 2001 model year tractors to approximate our recent experience with disposition values. Depreciation and amortization expense is net of any gain or loss on the sale of tractors and trailers. Loss on the sale of tractors and trailers was approximately $217,000 in 2001 compared to a gain of $1.0 million in 2000 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions, as well as goodwill from eight acquisitions. Goodwill amortization will cease beginning January 1, 2002, in accordance with SFAS 142 and we will evaluate goodwill and certain intangibles for impairment, annually prospectively beginning January 2002.

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

As a result of the foregoing, our pre-tax margin decreased to (1.5%) in 2001 compared with 3.6% in 2000.

Our income tax benefit for 2001 was $1.7 million or 20.6% of loss before income taxes. Our income tax expense for 2000 was $7.9 million or 39.9% of earnings before income taxes. In 2001, the effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as earnings fluctuate.

As a result of the factors described above, net earnings decreased $18.5 million (156.1%), to $6.6 million loss in 2001 (1.2% of revenue), from $11.9 million income in 2000 (2.1% of revenue). Prior to the $15.4 million pre-tax charge for impairment, net income and earnings per share for 2001 would have been $2.9 million and $0.21, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically our growth has required significant capital investments. We historically have financed our expansion requirements with borrowings under a line of credit, cash flows from operations and long-term operating leases. Our primary sources of liquidity at December 31, 2002, were funds provided by operations, proceeds under the Securitization Facility (as defined below), proceeds under the Credit Agreement (as defined below) and operating leases of revenue equipment. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months.

Net cash provided by operating activities was $67.2 million in 2002, $73.8 million in 2001 and $48.7 million in 2000. Our primary sources of cash flow from operations in 2002 were net income and depreciation and amortization, which included a $3.3 million pre-tax impairment charge. The 2001 period included an unusually large collection of receivables that had resulted from billing problems during 2000 and a large increase in depreciation and amortization, associated with the $15.4 million pre-tax impairment charge. Our number of days sales in accounts receivable increased to 43 days in 2002 from 41 days in 2001.

Net cash used in investing activities was $56.4 million in 2002, $31.3 million in 2001 and $33.3 million in 2000. In 2002, net cash used in investing activities related to the purchase of tractors, which were previously financed through operating leases, and the acquisition of new revenue equipment (net of trade-ins) using proceeds from the Credit Agreement. During 2000 and 2001, capital expenditures were lower than in previous years due to our planned slower fleet growth as well as our decision to lengthen our tractor trade cycle. In 2001, approximately $15 million was related to the financing of our headquarters facility, which was previously financed through an operating lease that expired in March 2001. We financed the facility using proceeds from the Credit Agreement. During 2000, approximately $12.7 million related to a $5.0 million investment in Transplace and $7.7 million for the acquisition of certain assets of CTS. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $80.0 million in 2003, exclusive of acquisitions, if we remain on a four-year trade cycle for tractors. If we change our trade cycle back to three years, our capital expenditures could increase significantly. We also are considering alternatives for accelerating our trailer disposition schedule, which could affect our capital expenditures or lease commitments.

Net cash used in financing activities was $11.2 million in 2002, $44.3 million in 2001 and $14.1 million in 2000. During 2002, we reduced outstanding balance sheet debt by $13.8 million. At December 31, 2002, we had outstanding debt of $83.5 million, primarily consisting of $43.0 million drawn under the Credit Agreement, $39.2 million in the Securitization Facility, and a $1.3 million interest bearing note to the former primary stockholder of SRT. Interest rates on this debt range from 1.5% to 6.5%.

In 2000, we authorized a stock repurchase plan for up to 1.5 million shares to be purchased in the open market or through negotiated transactions. In 2000, a total of 971,500 shares had been purchased with an average price of

$8.17. During 2001 and 2002, we did not purchase any additional shares through the repurchase plan. The stock repurchase program has no expiration date.

In December 2000, we entered into the Credit Agreement with a group of banks, which matures December 2003 and was extended in February 2003 for an additional two years. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At December 31, 2002, the margin was 0.875%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

At December 31, 2002, the Credit Agreement had a maximum borrowing limit of $120.0 million. When the facility was extended in February 2003, the borrowing limit was reduced to $100.0 million with an accordion feature which permits an increase up to a borrowing limit of $160 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit were limited to an aggregate commitment of $20.0 million at December 31, 2002, and were increased to a limit of $50.0 million in February 2003. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all of our assets if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of December 31, 2002, we had borrowings under the Credit Agreement in the amount of $43.0 million with a weighted average interest rate of 2.3%.

In December 2000, we entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. As discussed in the financial statement footnotes, the net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 2002, there were $39.2 million in proceeds received. CRC does not meet the requirements for off-balance sheet accounting, therefore, it is reflected in our consolidated financial statements.

In October 1995, we issued $25 million in ten-year senior notes to an insurance company. The notes were retired on March 15, 2002, with borrowings from the Credit Agreement. We incurred a $0.9 million after-tax extraordinary item ($1.4 million pre-tax) to reflect the early extinguishment of this debt in the first quarter of 2002.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. We are in compliance with the Credit Agreement and Securitization Facility as of December 31, 2002.

Contractual Obligations and Commitments - We had commitments outstanding related to equipment, debt obligations, and diesel fuel purchases as of December 31, 2002. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, and cash flows from operations. We have the option to cancel commitments relating to equipment with 60 days notice.

The following table sets forth our contractual cash obligations and commitments as of December 31, 2002.

Payments Due By Period                                                                                           There-
(in thousands)                          Total        2003        2004        2005         2006        2007        after
                                      -------------------------------------------------------------------------------------


Long Term Debt                           $ 1,300       $   -     $ 1,300        $   -       $   -       $   -        $   -

Short Term Debt                           82,230      82,230           -            -           -           -            -

Operating Leases                          62,308      21,017      12,502       10,852       6,823       4,665        6,449

Lease residual value guarantees           56,802      25,699           -        9,910       3,553       5,590       12,050

Purchase Obligations:

Diesel fuel                               52,477      48,020       4,457            -           -           -            -

Equipment                                 85,986      85,986           -            -           -           -            -
                                      -------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                             $341,103    $262,952     $18,259      $20,762     $10,376     $10,255      $18,499
                                      =====================================================================================

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

Our critical accounting policies include the following:

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. We record revenue on a net basis for transactions on which we functioned as a broker in 1999 and 2000. Prior to January 1, 2002, we reported revenue net of fuel surcharges and accessorial revenue and netted such amounts against the related expense items. Effective January 1, 2002, we began including those items in revenue in our statement of operations, and the prior period statements of operations have been conformed with the reclassification.

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Historically, we depreciated revenue equipment over five to seven years with salvage values ranging from 25% to 33 1/3%. During 2000, we extended our estimate for the useful life of our dry van trailers acquired between July 2000 and March 2001 from seven to eight years and increased the salvage value to approximately 48% of cost. We based this decision on market experience at that time. We are re-evaluating the salvage value, useful life, and annual depreciation of these trailers based on the current market environment. Any change could result in greater annual expense in the future. In September 2001, we changed our estimated useful life and salvage value to seven years and 43% of cost for new trailers. Gains or losses on disposal of revenue equipment are included in depreciation in the statements of income.

Impairment of Long-Lived Assets - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes both SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted SFAS 144 on January 1, 2002. We evaluate the carrying value of long-lived assets by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of future cash flows, the level of cash flows and salvage values, the methods of estimatation used for determining fair values and the impact of guaranteed residuals.

Insurance and Other Claims - Our insurance program for liability, property damage, and cargo loss and damage, involves self insurance with high risk retention levels. We have increased the self-insured retention portion of our insurance coverage from $12,500 for each claim in 2000 to $1.0 million plus an additional layer from $4.0 million to $7.0 million for each claim at November 2002. Effective March 2003, we increased our primary coverage to $5.0 million with a $2.0 million retention level, plus an additional layer from $5.0 million to $7.0 million for each claim. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. The rapid and substantial increase in our self-insured retention makes these estimates an important accounting judgment. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self insured retention.

In addition to our primary insurance coverage we normally carry excess coverage in amounts that have ranged from $16.0 million to $49.0 million. On July 15, 2002, we received a binder for $48.0 million of excess insurance coverage over our $2.0 million primary layer. Subsequently, we were forced to seek replacement coverage after the insurance agent retained the premium and failed to produce proof of insurance coverage. If one or more claims from the period July to November 2002 exceeded $2.0 million in amount, we would be required to accrue for the potential or actual loss and our financial condition and results of operations could be materially and adversely affected. We are not aware of any such claims at this time.

We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $500,000 for each workers' compensation claim and a deductible amount of $225,000 for each group medical claim. In the first quarter of 2003, we adopted a workers' compensation plan with a self insured retention level of $1.0 million per occurrence and renewed our group medical plan with a deductible amount of $250,000.

Lease Accounting - We lease a significant portion of our tractor and trailer fleet using operating leases. Substantially all of the leases have residual value guarantees under which we must insure that the lessor receives a negotiated amount for the equipment at the expiration of the lease. In accordance with SFAS No. 13, Accounting for Leases, the rental expense under these leases is reflected as an operating expense under "revenue equipment rentals and purchased transportation." To the extent the expected value at the lease termination date is lower than the residual value guarantee, we accrue for the difference over the remaining lease term. The estimated values at lease termination involve management judgments. Operating leases are carried off balance sheet in accordance with SFAS No. 13.

INFLATION AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts.

In addition to inflation, fluctuations in fuel prices can affect profitability. Fuel expense comprises a larger percentage of revenue for us than many other carriers because of our long average length of haul. Most of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, increases usually are not fully recovered. Fuel prices have remained high throughout most of 2000, 2001, and 2002, which has increased our cost of operating. The elevated level of fuel prices has continued into 2003.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather creating more equipment repairs. For the reasons stated, first quarter net income historically has been lower than net income in each of the other three quarters of the year. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and our ability to satisfy some of that requirement. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation. During September and October, business increases as a result of increased retail merchandise shipped in anticipation of the holidays.

The table below sets forth quarterly information reflecting our equipment utilization (miles per tractor per period) during 2000, 2001, and 2002. We believe that equipment utilization more accurately demonstrates the seasonality of our business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.


                           Equipment Utilization Table
                         (Miles Per Tractor Per Period)

                       First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                    -----------------------------------------------------------------------------------

       2000               31,095               31,869               32,948               32,784

       2001               30,860               32,073               32,496               32,286

       2002               30,986               33,461               32,664               32,801


FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of factors, over which we have little or no control, may affect our future results. Factors that might cause such a difference include, but are not limited to, the following:

Economic Factors - Negative economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and higher interest rates could impair our operating results by decreasing equipment utilization or increasing costs of operations.

Fuel Prices - The price of diesel fuel has remained at elevated levels for much of the past three years. Fuel is one of our largest operating expenses, and high fuel prices have a negative impact on our profitability. Significant fluctuations can make collection of fuel surcharges more difficult. Continued high fuel prices and fluctuations may affect our future results. In addition, our volume purchase commitments during 2003 and 2004 obligate us to purchase approximately 36 million and 3.6 million gallons in 2003 and 2004, respectively. Rising prices of fuel will negatively impact our profitability to the extent of purchase commitments, less the effects of fixed price arrangements and financial hedges.

Capital Requirements - The truckload industry is very capital intensive. Historically, we have depended on cash from operations and our credit facility to expand the size of our fleet and maintain modern revenue equipment. We review our tractor and trailer trade cycle from time-to-time. In 2001, we extended our trade cycle for tractors from three years to four years because of a depressed market for used equipment. We are considering returning to a tractor trade cycle of less than four years if the expected overall costs of maintenance and capital would benefit the Company. Such a change, or other changes in tractor and trailer acquisition and financing, could materially increase our borrowing. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse affect on our profitability.

Growth - We experienced significant growth in revenue between our founding in 1986 and 1999. Since 2000, however, our revenue base has remained relatively constant. There can be no assurance that our revenue growth rate will return to historical levels or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Our operating margins could be adversely affected by future changes in and expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

Resale of Used Revenue Equipment - Prior to 2000, we historically recognized gains on the sale of our revenue equipment. The market for used tractors experienced a sharp drop in late 1999 and low resale values have continued into 2002 which led to the impairment charges described herein. The prices of used trailers also are depressed. If the prices for used equipment remain depressed, we could find it necessary to dispose of our equipment at lower prices, increase our depreciation expense, and/or retain some of our equipment longer, with a resulting increase in operating expenses.

Recruitment, Retention, and Compensation of Qualified Drivers - Competition for drivers is intense in the trucking industry. There historically has been, and continues to be, an industry-wide shortage of qualified drivers. This shortage could force us to significantly increase the compensation we pay to driver employees, curtail our growth, or experience the adverse effects of tractors without drivers.

Competition - The trucking industry is highly competitive and fragmented. We compete with other truckload carriers, private fleets operated by existing and potential customers, railroads, rail-intermodal service, and to some extent with air-freight service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than the Company. Our results could suffer if we are forced to compete solely on the basis of rates or if economic and competitive factors increase the downward pressure on rates.

Regulation - The trucking industry is subject to various governmental regulations. The DOT sent a final rule, which has not been published, to the Office of Management and Budget ("OMB") in January, 2003 for OMB review and approval. That rule, if approved, may limit the hours-in-service during which a driver may operate a tractor. The DOT is also considering a proposal that would require installing certain safety equipment on tractors. The EPA has promulgated air emission standards that have increased the cost of tractor engines and are expected to reduce fuel mileage. Although we are unable to predict the nature of any changes in regulations, the cost of any changes, if implemented, may adversely affect our profitability.

Insurance and claims - From 2001 to present, we have adopted an insurance program with significantly higher deductibles. An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated could have a materially adverse effect on our profitability.

Acquisitions - A significant portion of our growth has occurred through acquisitions, and acquisitions are an important component of our growth strategy. We must continue to identify desirable target companies and negotiate, finance, and close acceptable transactions or our growth could suffer.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for our fiscal year beginning in 2003 and is not expected to materially impact our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes discontinued operations and how the results of discontinued operations are to be measured and presented. SFAS 144 was effective for our fiscal year beginning in 2002 and is not expected to materially change the methods we use to measure impairment losses on long-lived assets.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is expected to result in reclassification of the fiscal year 2002 loss on extinguishment of debt.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have guarantees which are included in the notes to these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation/Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. We do not anticipate adopting the fair value method of accounting promulgated by SFAS 123.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks from changes in (i) certain  commodity prices and
(ii) certain interest rates on our debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For 2002, diesel fuel expenses net of fuel surcharge represented 15.3% of our total operating expenses and 15.2% of freight revenue. At December 31, 2002, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. At December 31, 2002, we had drawn $43 million under the Credit Agreement. Approximately $23 million was subject to variable rates and the remaining $20 million was subject to interest rate swaps that fixed the interest rates at 5.16% and 4.75% plus the applicable margin per annum. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At December 31, 2002, the fair value of these interest rate swap agreements was a liability of $1.6 million. Assuming the December 31, 2002 variable rate borrowings, each one-percentage point increase or decrease in LIBOR would affect our pre-tax interest expense by $230,000 on an annualized basis, excluding the portion of variable rate debt covered by cancelable interest rate swaps, and the effect of changes in fair values resulting from those swaps.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated balance sheets, statements of operations, cash flows, stockholders' equity and comprehensive loss, and notes related thereto, are contained at Pages 34 to 54 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the third quarter of 2001, we filed a report on Form 8-K involving a change of accountants. Pursuant to the requirements of Regulation 304, the disclosure called for by Regulation 304(a) need not be provided, as it was previously reported in our Form 10-K filed April 1, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on Pages 2 to 3 and Page 12 of the Registrant's Proxy Statement for the 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference; provided, that the "Audit Committee Report for 2002" and the Stock Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information respecting executive compensation set forth under the caption "Executive Compensation" on Pages 5 to 7 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on Pages 9 to 10 of the Proxy Statement is incorporated herein by reference. The information respecting equity compensation plans set forth under the caption "Equity Compensation Plan Information" on page 15 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain and Relationships and Related Transactions" on Page 4 of the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, concerning the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements.

Our audited consolidated financial statements are set forth at the following pages of this report:

Independent Auditors' Report - KPMG LLP.......................................34
Report of Independent Accountants - PricewaterhouseCoopers LLP................35
Consolidated Balance Sheets...................................................36
                                       28

Consolidated Statements of Operations.........................................37
Consolidated Statements of Stockholders' Equity and Comprehensive
   Income (Loss)..............................................................38
Consolidated Statements of Cash Flows.........................................39
Notes to Consolidated Financial Statements....................................40

     2. Financial Statement Schedules.

Financial statement schedules are not required because all required information is included in the financial statements.

     3. Exhibits.

See list under Item 15(c) below, with management compensatory plans and arrangements being listed under Exhibits 10.1, 10.2, 10.3, and 10.8.

(b)  Reports on Form 8-K during the fourth quarter ended December 31, 2002.

Forms 8-K were filed on November 7, 2002, and November 14, 2002, with respect to the certification requirements of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  Exhibits


Exhibit
Number               Reference         Description

3.1                  (1)               Restated Articles of Incorporation.
3.2                  (1)               Amended Bylaws dated September 27, 1994.
4.1                  (1)               Restated Articles of Incorporation.
4.2                  (1)               Amended Bylaws dated September 27, 1994.
10.1                 (1)               401(k) Plan filed as Exhibit 10.10.
10.2                 (2)               Outside Director Stock Option Plan, filed as Exhibit A.
10.3                 (3)               Amendment No. 1 to the Outside  Director  Stock Option Plan,  filed as Exhibit
                                       10.11.
10.4                 (4)               Credit Agreement by and among Covenant Asset Management, Inc., Covenant
                                       Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement, dated December 13, 2000, filed as
                                       Exhibit 10.9.
10.5                 (4)               Loan Agreement dated December 12, 2000, among CVTI Receivables Corp.,
                                       Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust
                                       Equitable Securities Corporation, filed as Exhibit 10.10.
10.6                 (4)               Receivables Purchase Agreement dated as of December 12, 2000, among CVTI
                                       Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated
                                       Transport, Inc., filed as Exhibit 10.11.
10.7                 (5)               Clarification of Intent and Amendment No. 1 to Loan Agreement dated    March
                                       7, 2001, among CVTI Receivables Corp., Covenant Transport, Inc., Three
                                       Pillars Funding Corporation, and SunTrust Equitable Securities Corporation,
                                       filed as Exhibit 10.12.
10.8                 (6)               Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as
                                       Appendix B.
10.9                 (7)               Amendment No. 1 to Credit Agreement dated August 28, 2001, among Covenant
                                       Asset Management, Inc., Covenant Transport, Inc., Bank of America, N.A., and
                                       each other financial institution which is a party to the Credit Agreement, filed as
                                       Exhibit 10.11.
16                   (8)               Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant.
21                   (9)               List of Subsidiaries.
23.1                 #                 Independent Auditors' Consent - KPMG LLP.
23.2                 #                 Independent Auditors' Consent - PricewaterhouseCoopers LLP.

--------------------------------------------------------------------------------
References:

#        Filed herewith

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)  Form S-1,  Registration  No.  33-82978,  effective  October 28,  1994.
(2)  Schedule  14A,  filed April 13, 2000.
(3)  Form 10-Q for the quarter ended  September 30, 2000.
(4)  Form  10-K for the year  ended  December  31,  2000.
(5)  Form 10-Q for the quarter  ended March 31, 2001.
(6)  Schedule 14A, filed April 5, 2001.
(7)  Form 10-Q/A filed July 30, 2002.
(8)  Form 8-K/A filed September 26, 2001.
(9)  Form 10-K/A filed July 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COVENANT TRANSPORT, INC.

Date:   March 26, 2003                        By: /s/ Joey B. Hogan
     ------------------------------              -------------------------------
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


Signature and Title                                                         Date


/s/ David R. Parker                                                         March 26, 2003
--------------------------------------------------------------
David R. Parker
Chairman  of  the  Board,  President,   and  Chief  Executive
Officer (principal executive officer)

/s/ Michael W. Miller                                                       March 26, 2003
--------------------------------------------------------------
Michael W. Miller
Director

/s/ Joey B. Hogan                                                           March 26, 2003
--------------------------------------------------------------
Joey B. Hogan
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ R. H. Lovin, Jr.                                                        March 26, 2003
--------------------------------------------------------------
R. H. Lovin, Jr. Director

/s/ William T. Alt                                                          March 26, 2003
--------------------------------------------------------------
William T. Alt
Director

/s/ Robert E. Bosworth                                                      March 26, 2003
--------------------------------------------------------------
Robert E. Bosworth
Director

/s/ Hugh O. Maclellan, Jr.                                                  March 26, 2003
--------------------------------------------------------------
Hugh O. Maclellan, Jr.
Director

/s/ Mark A. Scudder                                                         March 26, 2003
--------------------------------------------------------------
Mark A. Scudder
Director


                                 CERTIFICATIONS

     I, David R. Parker, certify that:

     1. I have reviewed this annual report on Form 10-K for the fiscal year ended December 31, 2002, of Covenant Transport, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The  registrant's  other  certifying  officer and I are  responsible for
establishing  and  maintaining   disclosure  controls  and  procedures  for  the
registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                /s/ David R. Parker
                                    -------------------
                                    David R. Parker
                                    Chief Executive Officer

     I, Joey B. Hogan, certify that:

     1. I have reviewed this annual report on Form 10-K for the fiscal year ended December 31, 2002, of Covenant Transport, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The  registrant's  other  certifying  officer and I are  responsible for
establishing  and  maintaining   disclosure  controls  and  procedures  for  the
registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                /s/ Joey B. Hogan
                                    -----------------
                                    Joey B. Hogan
                                    Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Covenant Transport, Inc.

     We have audited the accompanying consolidated balance sheets of Covenant Transport, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transport, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


/s/ KPMG LLP

Atlanta, Georgia
January 28, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Covenant Transport, Inc.

In our opinion, the consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year ended December 31, 2000, present fairly, in all material respects, the results of operations and cash flows of Covenant Transport, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Knoxville, Tennessee
February 2, 2001

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                        (In thousands, except share data)

                                                                                        2002                  2001
                                                                                  -----------------     -----------------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                                 $   42                 $ 383
  Accounts receivable, net of allowance of $1,800 in 2002
      and $1,623 in 2001                                                                    65,041                62,540
  Drivers advances and other receivables                                                     3,480                 4,002
  Inventory and supplies                                                                     3,226                 3,471
  Prepaid expenses                                                                          14,450                11,824
  Deferred income taxes                                                                     11,105                 6,630
  Income taxes receivable                                                                    2,585                 4,729
                                                                                  -----------------     -----------------
Total current assets                                                                        99,929                93,579

Property and equipment, at cost                                                            392,498               369,069
Less accumulated depreciation and amortization                                           (154,010)             (137,533)
                                                                                  -----------------     -----------------
Net property and equipment                                                                 238,488               231,536

Other assets                                                                                23,124                24,667
                                                                                  -----------------     -----------------

Total assets                                                                              $361,541              $349,782
                                                                                  =================     =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Current maturities of long-term debt                                                      43,000                20,150
  Securitization facility                                                                   39,230                48,130
  Accounts payable                                                                           6,921                 7,241
  Accrued expenses                                                                          17,220                17,871
  Insurance and claims accrual                                                              21,210                11,854
                                                                                  -----------------     -----------------
Total current liabilities                                                                  127,581               105,246

  Long-term debt, less current maturities                                                    1,300                29,000
  Deferred income taxes                                                                     57,072                53,634
                                                                                  -----------------     -----------------
Total liabilities                                                                          185,953               187,880

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares authorized; 12,999,315 and 12,680,483 shares issued and 12,027,815 and
    11,708,983 outstanding as of 2002 and 2001, respectively                                   130                   127
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of 2002 and 2001                                 24                    24
  Additional paid-in-capital                                                                84,492                79,832
  Accumulated other comprehensive loss                                                           -                 (748)
  Treasury Stock at cost; 971,500 shares as of December 31, 2002 and 2001                  (7,935)               (7,935)
  Retained earnings                                                                         98,877                90,602
                                                                                  -----------------     -----------------
Total stockholders' equity                                                                 175,588               161,902
                                                                                  -----------------     -----------------
Total liabilities and stockholders' equity                                                $361,541              $349,782
                                                                                  =================     =================

       See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                      (In thousands, except per share data)

                                                                          2002              2001              2000
                                                                     ----------------  ----------------  ---------------
  Freight revenue                                                          $ 541,830          $547,028         $552,429
  Fuel and accessorial surcharges                                             22,588            26,593           31,561
                                                                     ----------------  ----------------  ---------------
Total revenue                                                                564,418           573,621          583,990

Operating expenses:
  Salaries, wages, and related expenses                                      227,332           244,849          244,704
  Fuel expense                                                                96,332           103,894          104,154
  Operations and maintenance                                                  39,625            39,410           36,267
  Revenue equipment rentals and purchased
     transportation                                                           59,265            65,104           76,200
  Operating taxes and licenses                                                13,934            14,358           14,940
  Insurance and claims                                                        31,761            27,838           18,907
  Communications and utilities                                                 7,021             7,439            7,189
  General supplies and expenses                                               14,677            14,468           13,970
  Depreciation, amortization and impairment charge, including
     gains (losses) on disposition of  equipment (1)                          49,497            56,324           38,879
                                                                     ----------------  ----------------  ---------------
Total operating expenses                                                     539,444           573,684          555,210
                                                                     ----------------  ----------------  ---------------
Operating income (loss)                                                       24,974              (63)           28,780
Other (income) expenses:
  Interest expense                                                             3,542             7,855            9,894
  Interest income                                                               (63)             (328)            (520)
  Other                                                                          916               799            (368)
                                                                     ----------------  ----------------  ---------------
Other (income) expenses, net                                                   4,395             8,326            9,006
                                                                     ----------------  ----------------  ---------------
Income (loss) before income taxes                                             20,579           (8,389)           19,774
Income tax expense (benefit)                                                  11,415           (1,727)            7,899
                                                                     ----------------  ----------------  ---------------
Income (loss) before extraordinary loss on early extinguishment of
debt                                                                           9,164           (6,662)           11,875
Extraordinary loss on early extinguishment of debt, net of income
   tax benefit                                                                   890                 -                -
                                                                     ----------------  ----------------  ---------------
Net income (loss)                                                            $ 8,274        $  (6,662)         $ 11,875
                                                                     ================  ================  ===============

Net income (loss) per share:
    Income (loss) before extraordinary loss on early
        extinguishment of debt                                                 $0.64           ($0.48)            $0.82
Extraordinary loss, net of income tax benefit                                 (0.06)                 -                -
                                                                     ----------------  ----------------  ---------------
Total basic earnings (loss) per share:                                         $0.58           ($0.48)            $0.82
                                                                     ================  ================  ===============
    Income (loss) before extraordinary loss on early
        extinguishment of debt                                                 $0.63           ($0.48)            $0.82
Extraordinary loss, net of income tax benefit                                 (0.06)                 -                -
                                                                     ----------------  ----------------  ---------------
Total diluted earnings (loss) per share:                                       $0.57           ($0.48)            $0.82
                                                                     ================  ================  ===============

Weighted average shares outstanding                                           14,223            13,987           14,404
Weighted average shares outstanding adjusted for assumed
     conversions                                                              14,519            13,987           14,533


(1) Includes a $3.3 million and a $15.4 million pre-tax impairment charges in 2002 and 2001 respectively.

          See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (In thousands)

                                                   Additional               Accumulated                    Total
                                   Common Stock      Paid-In    Treasury       Other       Retained    Stockholders'   Comprehensive
                                 -----------------   Capital      Stock    Comprehensive   Earnings        Equity      Income (Loss)
                                 Class A  Class B                          Income (Loss)
                                 ---------------------------------------------------------------------------------------------------

Balances at December 31, 1999       $126      $24     $ 78,313         --             --     $ 85,389        $163,852
                                 =====================================================================================

Exercise of employee stock
options                               --       --           30         --             --           --              30

Stock repurchase                      --       --           --    (7,935)             --           --         (7,935)

Net income                            --       --           --         --             --       11,875          11,875
                                 -------------------------------------------------------------------------------------

Balances at December 31, 2000       $126     $ 24      $78,343  $ (7,935)             --     $ 97,264       $ 167,822
                                 =====================================================================================

Exercise of employee stock
options                                1       --        1,270         --             --           --           1,271

Income tax benefit arising
   from the exercise of stock
   options                            --       --          219         --             --           --             219

Comprehensive loss:

Unrealized loss on cash flow
    hedging derivatives, net
    of taxes                          --       --           --         --          (748)           --           (748)          (748)

Net loss                              --       --           --         --             --      (6,662)         (6,662)        (6,662)
                                                                                                                       -------------

Comprehensive loss for 2001                                                                                                 $(7,410)
                                 --------------------------------------------------------------------------------------=============

Balances at December 31, 2001       $127     $ 24      $79,832  $ (7,935)         $(748)      $90,602       $ 161,902
                                 =====================================================================================

Exercise of employee stock
options                                3       --        3,878         --             --           --           3,881

Income tax benefit arising
   from the exercise of stock
   options                            --       --          783         --             --           --             783

Unrealized gain on cash flow
    hedging derivatives, net
    of taxes                          --       --           --         --            748           --             748            748

Net income                            --       --           --         --             --        8,274           8,274          8,274
                                                                                                                       -------------

Comprehensive income for 2002                                                                                                 $9,022
                                 --------------------------------------------------------------------------------------=============

Balances at December 31, 2002      $ 130     $ 24     $ 84,493   $(7,935)           $ --      $98,876       $ 175,588

                                 =====================================================================================


                See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (In thousands)

                                                                  2002               2001                2000
                                                             ----------------   ----------------    ----------------
Cash flows from operating activities:
Net income (loss)                                                     $8,274           ($6,662)             $11,875
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on accounts receivables                         852                722                 535
      Extraordinary loss on early extinguishment of debt,
           net of tax                                                    890                 --                  --
    Depreciation, amortization, and impairment of assets (1)          47,090             56,107              39,181
   Provision for losses on guaranteed residuals                          324                 --                  --
    Equity in earnings of affiliate                                       --                140                 376
    Income tax benefit from exercise of stock options                    783                219                  --
    Deferred income taxes                                            (1,537)            (5,674)               6,180
    Loss (gain) on disposition of property and equipment               2,407                217             (1,032)
    Changes in operating assets and liabilities:
      Receivables and advances                                       (1,317)             16,610             (3,965)
      Prepaid expenses                                               (2,625)              2,090             (4,358)
      Tire and parts inventory                                           245              (522)                  97
      Accounts payable and accrued expenses                           11,781             10,517               (228)
                                                             ----------------   ----------------    ----------------
Net cash flows provided by operating activities                       67,167             73,764              48,661

Cash flows from investing activities:
  Acquisition of property and equipment                             (70,720)           (55,466)            (71,427)
  Proceeds from disposition of property and equipment                 14,369             24,705              51,108
  Acquisition of business                                                 --              (564)             (7,658)
  Investment in TPC                                                       --                 --             (5,307)
                                                             ----------------   ----------------    ----------------
Net cash used in investing activities                               (56,351)           (31,325)            (33,284)

Cash flows from financing activities:
  Exercise of stock options                                            3,881              1,271                  30
  Proceeds from issuance of debt                                      85,000             54,000             174,119
  Repayments of long-term debt                                     (100,038)           (99,519)           (176,034)
  Repurchase of Company stock                                             --                 --             (7,935)
  Other                                                                   --               (95)               (717)
  Checks in excess of bank balance                                        --                 --             (3,599)
                                                             ----------------   ----------------    ----------------
Net cash used in financing activities                               (11,157)           (44,343)            (14,136)
                                                             ----------------   ----------------    ----------------

Net change in cash and cash equivalents                                (341)            (1,904)               1,241

Cash and cash equivalents at beginning of period                         383              2,287               1,046
                                                             ----------------   ----------------    ----------------
Cash and cash equivalents at end of period                               $42               $383              $2,287
                                                             ================   ================    ================
Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                                          $4,016             $7,880             $10,410
                                                             ================   ================    ================
    Income taxes                                                     $12,389               $967              $2,645
                                                             ================   ================    ================

(1) Includes a $3.3 million and a $15.4 million pre-tax impairment charges in 2002 and 2001 respectively.
          See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Covenant Transport, Inc. (the "Company") is a long-haul truckload carrier that offers premium transportation services, such as team, refrigerated and dedicated contract services, to customers throughout the United States. The Company operations comprise a single segment for financial reporting purposes.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned operating subsidiaries, Covenant Transport, Inc., a Tennessee corporation; Harold Ives Trucking Co., an Arkansas corporation; Terminal Truck Broker, Inc., an Arkansas corporation (Harold Ives Trucking Co. and Terminal Truck Broker, Inc. referred together as "Harold Ives"); Southern Refrigerated Transport, Inc., an Arkansas corporation; Tony Smith Trucking, Inc., an Arkansas corporation; (Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. referred together as "SRT"); Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; CVTI Receivables Corp., ("CRC") a Nevada corporation and Volunteer Insurance Limited, Co., a Cayman Islands company. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. The Company records revenue on a net basis for transactions on which it functioned as a broker in 2000. In the past, the Company has reported revenue net of fuel surcharges and accessorial revenue and has netted amounts against the related expense items. Effective January 1, 2002, the Company is now including those items in revenue in its Statement of Operations. The prior period Statement of Operations has been conformed with the reclassification.

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

Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, is no longer being amortized after January 1, 2002. Goodwill was previously amortized over twenty to forty years. Furthermore, any goodwill that is acquired in a purchase business combination completed after June 30, 2001, will not be amortized. During the second quarter of 2002, the Company completed its annual evaluation of its goodwill for impairment and determined that there was no impairment. At December 31, 2002, the Company has approximately $11.5 million of goodwill. Had goodwill not been amortized in the previous years, the Company's net income and net income per share would have been as follows for the years ended December 31, 2001 and 2000:


(in thousands except per share data)                         December 31, 2001         December 31, 2000
                                                           -----------------------------------------------

Net income (loss) as reported                                           $(6,662)                   $11,875
  Add back goodwill amortization, net of tax                                 248                       248
                                                           -----------------------------------------------
  Adjusted net income (loss)                                            $(6,414)                   $12,123
                                                           ===============================================

Basic and diluted earnings (losses) per share:
  As reported                                                            ($0.48)                     $0.82
  Goodwill amortization, net of tax                                         0.02                      0.02
                                                           -----------------------------------------------
  As adjusted                                                            ($0.46)                     $0.84
                                                           ===============================================


Intangible Assets - The Company periodically evaluates the net realizability of the carrying amount of intangible assets. Non-compete agreements are amortized over the life of the agreement and deferred loan costs are amortized over the life of the loan.

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Historically, revenue equipment had been depreciated over five to seven years with salvage values ranging from 25% to 33 1/3%. During 2000, the Company extended its estimate for the useful life of its dry van trailers from seven to eight years and increased the salvage value to approximately 48% of cost. The Company based its decision on recent experience and expected future utilization. Gains or losses on disposal of revenue equipment are included in depreciation in the statements of operations. During the fourth quarter of 2001 and the first quarter of 2002, the Company recognized pre-tax charges of approximately $15.4 million and $3.3 million, respectively, to reflect an impairment in tractor values. The charges related to the Company's approximately 2,100 model year 1998 through 2000 in-use tractors. The Company also incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying Statement of Operations. The Company accrued this loss from January 1, 2002, to the date the tractors were purchased off lease in February 2002.

Impairment of Long-Lived Assets - In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes both SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS 144 on January 1, 2002. SFAS 144 had no impact on the Company's financial statements.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and long term debt. The carrying amount of cash, accounts receivable and accounts payable approximates their fair value because of the short term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long term debt. The carrying amount of the Company's long term debt at December 31, 2002 and 2001 was approximately $83.5 million and $97.3 million, respectively; including the accounts receivable securitization borrowings and approximates the estimated fair value, due to the variable interest rates on these instruments.

Capital Structure - The shares of Class A and B Common Stock are substantially identical except that the Class B shares are entitled to two votes per share and Class A only one vote per share. The terms of any future issuances of preferred shares will be set by the Board of Directors.

Insurance and Other Claims - The Company's insurance program for liability, workers compensation, group medical, property damage, cargo loss and damage, and other sources involves self insurance with high risk retention levels. In 2001, the Company adopted an insurance program with significantly higher deductibles. The deductible amount increased from an aggregate $12,500 in 2000, to $250,000 in 2001, to $500,000 in March of 2002. In November 2002, the deductible amount increased to $1.0 million per each claim with a layer from $4.0 million to $7.0 million for each claim. The Company plans to increase the deductible to $2.0 million in 2003. Losses in excess of these risk retention levels are covered by insurance up to a maximum per claim amount of $20.0 million. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self insured retention.

Concentrations of Credit Risk - The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States. Three of the Company's customers, which are autonomously managed and operated are wholly owned subsidiaries of a public entity and when added together amount to approximately 11%, 13% and 11% of revenue in 2000, 2001 and 2002, respectively.

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

Derivative Instruments and Hedging Activities - In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects in changes in interest rates and fuel prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has guarantees which are included in the notes to these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation/Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The Company does not anticipate adopting the fair value method of accounting promulgated by SFAS 123.

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options were not included in the diluted EPS computation for 2001 because the options were anti-dilutive.

The following table sets forth for the periods indicated the weighed average shares outstanding used in the calculation of net earnings per share included in the Company's Consolidated Statement of Operations:


(in thousands except per share data)                       2002               2001                2000
                                                      ----------------   ----------------    ----------------
  Denominator for basic earnings
    per share - weighted-average shares                        14,223             13,987              14,404

Effect of dilutive securities:

  Employee stock options                                          296                  -                 129
                                                      ----------------   ----------------    ----------------
Denominator for diluted earnings per share -
  adjusted weighted-average shares and
  assumed conversions                                          14,519             13,987              14,533
                                                      ================   ================    ================

At December 31, 2002, the Company had three stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


 (in thousands except per share data)               2002                 2001                 2000
                                              -----------------    -----------------     ----------------

Net income (loss), as reported:                         $8,274             $(6,662)              $11,875

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                    (1,894)              (2,300)              (1,662)
                                              -----------------    -----------------     ----------------

Pro forma net income (loss)                             $6,380             $(8,962)              $10,213
                                              =================    =================     ================

Basic earnings (loss) per share:
  As reported                                            $0.58              $(0.48)                $0.82
  Pro forma                                              $0.45              $(0.64)                $0.71

Diluted earnings (loss) per share:
  As reported                                            $0.57              $(0.48)                $0.82
  Pro forma                                              $0.44              $(0.64)                $0.70



Reclassifications - Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

2.   INVESTMENT IN TRANSPLACE

Effective  July 1, 2000,  the Company  combined its logistics  business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. ("TPC"). TPC operates a global transportation logistics service and is developing programs for the cooperative purchasing of services. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 12.4% ownership in TPC. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) annually.
Initially, the Company accounted for its 12.4% investment in TPC using the equity method of accounting. During the third quarter of 2001, TPC changed its filing status to a C corporation and as a result management determined it appropriate to account for its investment using the cost method of accounting effective July 1, 2001.

3.   ACQUISITIONS

In August  2000,  the  Company  purchased  certain  assets of Con-Way  Truckload
Services, Inc. ("CTS") for approximately $7.7 million, which included approximately $5.2 million for property and equipment. The acquisition has been accounted for using the purchase method of accounting. In 2001, the Company made a $564,000 earnout payment related to this acquisition.

4.   PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2002 and 2001 is as follows:


(in thousands)                                                  2002                        2001
                                                       ------------------------    ------------------------
Revenue equipment                                                     $311,280                    $289,766
Communications equipment                                                15,949                      15,959
Land and improvements                                                   14,000                       9,194
Buildings and leasehold improvements                                    39,794                      39,569
Construction in progress                                                    17                       4,453
Other                                                                   11,458                      10,128
                                                       ------------------------    ------------------------
                                                                      $392,498                    $369,069
                                                       ========================    ========================

Depreciation expense amounts were $46.7 million, $55.1 million and $39.0 million in 2002, 2001 and 2000, respectively. The 2002 and 2001 amounts included a $3.3 million pre-tax impairment charge ($2.0 million after taxes) and a $15.4 million pre-tax impairment charge ($9.6 million after taxes), respectively. The charges related to approximately 2,100 model year 1998 through 2000 in use tractors. During 2001, the market value of used tractors was significantly below both historical levels and the carrying values on the Company's financial statements. The Company extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve by the time the Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and of Long Lived Assets to be disposed of". In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment and the Company recognized the pre-tax charges to reflect an impairment in tractor values. The Company incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying statement of operations. The Company accrued this loss from January 1, 2002, to the date the tractors were purchased off lease in February 2002.

The Company's approximately 1,400 model year 2001 tractors were not affected by the charge. The Company adjusted the depreciation rate of these model year 2001 tractors to approximate its recent experience with disposition values and expectation for future disposition values. The Company also increased the lease expense on its leased units since it expects to have a shortfall in its guaranteed residual values of approximately $1.4 million. The Company is recording its additional lease expense ratably over the remaining lease term. Although management believes the additional depreciation and lease expense will bring the carrying values of the model year 2001 tractors in line with future disposition values, the Company does not have trade-in agreements covering those tractors. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade. Management estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually.

5.   OTHER ASSETS

A summary of other assets as of December 31, 2002 and 2001 is as follows:


(in thousands)                                                             2002                 2001
                                                                     -----------------    -----------------
Covenants not to compete                                                       $1,690               $1,690
Trade name                                                                        330                  330
Goodwill                                                                       12,416               11,916
Less accumulated amortization of intangibles                                  (2,466)              (2,300)
                                                                     -----------------    -----------------
Net intangible assets                                                          11,970               11,636
Investment in TPC                                                              10,666               10,666
Other                                                                             488                2,365
                                                                     -----------------    -----------------
                                                                              $23,124              $24,667
                                                                     =================    =================

6.   LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2002 and 2001:


(in thousands)                                                            2002                 2001
                                                                    ------------------   ------------------

Borrowings under $120 million  credit agreement                              $ 43,000             $ 26,000
10-year senior notes                                                                -               20,000
Notes to unrelated individuals for non-compete
  Agreements                                                                        -                  150
Note payable to former SRT shareholder, bearing
  interest at 6.5% with interest payable quarterly                              1,300                3,000
                                                                    ------------------   ------------------
                                                                               44,300               49,150
Less current maturities                                                        43,000               20,150
                                                                    ------------------   ------------------
                                                                               $1,300              $29,000
                                                                    ==================   ==================

In December 2000, the Company entered into the Credit Agreement with a group of banks, which matures December 2003 and was extended February 2003 for an additional two years. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At December 31, 2002, the margin was 1.0%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited, Co.

The Credit Agreement has a maximum borrowing limit of $120.0 million. When the facility was extended in February 2003, the borrowing limit was reduced to $100.0 million with an accordion feature which permits an increase of up to $40 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $20.0 million and was increased to $35.0 million in February 2003. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of December 31, 2002, the Company had borrowings under the Credit Agreement in the amount of $43.0 million with a weighted average interest rate of 2.3%.

In October 1995, the Company issued $25 million in ten-year senior notes to an insurance company. The notes were amended in 2000. On March 15, 2002, the Company retired its $20 million in senior notes with borrowings from the Credit Agreement. The term agreement required payments for interest semi-annually in arrears with principal payments due in five equal annual installments beginning October 1, 2001. Interest accrued at 7.39% per annum.

The Company incurred a $0.9 million after-tax extraordinary item ($1.4 million pre-tax) to reflect the early extinguishment of this debt in the first quarter of 2002.

Maturities of long term debt at December 31, 2002 are as follows (in thousands):

                  2003              $ 43,000
                  2004                 1,300

The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted.

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

The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2002 and 2001, the Company had received $39.2 million and $48.1 million respectively, in proceeds, with a weighted average interest rate of 1.5% and 2.0%, respectively.

The activity in allowance for doubtful accounts (in thousands) is as follows:


     Years ended December 31:          Beginning         Additional      Write-offs and    Ending Balance
                                        Balance        provisions to          other         December 31,
                                       January 1,         allowance         deductions
                                    -----------------------------------------------------------------------

               2002                     $1,623              $852              $675             $1,800
                                        ======              ====              ====             ======

               2001                     $1,263              $722              $362             $1,623
                                        ======              ====              ====             ======

               2000                     $1,040              $535              $312             $1,263
                                        ======              ====              ====             ======

8.   LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, computer and office equipment, exclusive of owner/operator rentals, and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

                         2003        $        21,017
                         2004                 12,502
                         2005                 10,852
                         2006                  6,823
                         2007                  4,665
                   Thereafter                  6,449

The Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the residual guarantees are approximately $56.8 million at December 31, 2002.

Rental expense is summarized as follows for each of the three years ended December 31:


(in thousands)                                             2002               2001                2000
                                                      ----------------   ----------------    ----------------

Revenue equipment rentals                                     $16,877            $19,819             $16,918
Terminal rentals                                                1,115              1,055               1,684
Other equipment rentals                                         2,943              3,198               2,904
                                                      ----------------   ----------------    ----------------
                                                            $  20,934          $  24,072           $  21,506
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

9.   INCOME TAX

Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 is comprised of:


(in thousands)                                             2002               2001                2000
                                                      ----------------   ----------------    ----------------

Federal, current                                              $11,598             $3,498              $1,370
Federal, deferred                                               (387)            (5,355)               5,841
State, current                                                  1,313                449                  87
State, deferred                                               (1,109)              (319)                 601
                                                      ----------------   ----------------    ----------------
                                                              $11,415           ($1,727)              $7,899
                                                      ================   ================    ================

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2002, 2001 and 2000 as follows:


(in thousands)                                             2002               2001                2000
                                                      ----------------   ----------------    ----------------

Computed "expected" income tax expense                         $7,203           ($2,936)              $6,921
State income taxes, net of federal income tax
  effect                                                          133                 85                 593
Change in valuation allowance                                   (392)                392                   -
Per diem allowances                                             3,471              1,346                   -
Other, net                                                      1,000              (614)                 385
                                                      ----------------   ----------------    ----------------
Actual income tax expense (benefit)                           $11,415           ($1,727)              $7,899
                                                      ================   ================    ================

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2002 and 2001 are as follows:


(in thousands)                                                2002                       2001
                                                      ----------------------     ----------------------
Deferred tax assets:
  Accounts receivable                                                  $605                       $613
  Accrued expenses                                                    8,949                      5,143
  Intangible assets                                                     113                        256
  State net operating loss carryovers                                 1,013                        392
  Deferred gain                                                         265                          -
  Investments                                                           160                        160
  Other comprehensive loss in equity                                      -                        458
                                                      ----------------------     ----------------------
                                                                     11,105                      7,022
  Less:  valuation allowance                                              -                      (392)
                                                      ----------------------     ----------------------
     Total gross deferred tax assets                                 11,105                      6,630
                                                      ----------------------     ----------------------
Deferred tax liability:
  Property and equipment                                             53,167                     48,501
  Change in accounting methods                                            -                        304
  Accrued salaries and wages                                            605                        643
  Prepaid liabilities                                                 3,300                      4,186
                                                      ----------------------     ----------------------
Total deferred tax liabilities                                       57,072                     53,634
                                                      ----------------------     ----------------------

Net deferred tax liability                                          $45,967                    $47,004
                                                      ======================     ======================


Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of the deductible differences at December 31, 2002.

10.  STOCK REPURCHASE PLAN

In June 2000, the Company authorized a stock repurchase plan for up to 1.0 million Company shares to be purchased in the open market or through negotiated transactions. In July 2000, the Company authorized an additional 500,000 shares to be repurchased. During the second quarter of 2000, 792,000 shares were purchased at an average price of $8.14. During the third quarter of 2000, 179,500 shares were purchased at an average price of $8.27. During 2001 and 2002, the Company did not purchase any additional shares through the repurchase plan. As of December 31, 2002 a total of 971,500 had been purchased with an average price of $8.17. The stock repurchase program has no expiration date.

11.  DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute up to 17% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The Company contributed approximately $1.0 million, $1.1 million and $1.0 million in 2002, 2001 and 2000, respectively, to the profit sharing and savings plan.

12.  STOCK OPTION PLANS

The Company has adopted option plans for employees and directors. Awards may be in the form of incentive stock awards or other forms. The Company has reserved 2,165,269 shares of Class A Common Stock for distribution at the discretion of the Board of Directors. In July 2000, the Board of Directors accelerated the vesting schedule of certain stock options granted in the years 1998, 1999 and 2000 to vest ratably over 3 years and expire 10 years from the date of grant. Certain options granted prior to 1998 vest ratably over 5 years and expire 10 years from the date of grant. The following table details the activity of the incentive stock option plan:


                                                                           Weighted             Options
                                                                           Average            Exercisable at
                                                         Shares          Exercise Price          Year End
                                                   ---------------------------------------------------------

Under option at December 31, 1999                             932,550             $14.14            354,150

Options granted in 2000                                       625,176              $8.87
Options exercised in 2000                                     (2,600)             $11.45
Options canceled in 2000                                    (129,800)             $12.39
                                                   -------------------
Under option at December 31, 2000                           1,425,326             $11.99            613,026

Options granted in 2001                                       308,000             $16.71
Options exercised in 2001                                   (113,633)             $11.19
Options canceled in 2001                                     (37,248)             $10.54
                                                   -------------------
Under option at December 31, 2001                           1,582,445             $12.99            856,486


Options granted in 2002                                       186,250             $15.61
Options exercised in 2002                                   (318,832)             $12.22
Options canceled in 2002                                     (68,323)             $14.29
                                                   -------------------
Under option at December 31, 2002                           1,381,540             $13.48            855,685
                                                   ===================

                                         Options Outstanding                           Options Exercisable
                       -------------------------------------------------------------------------------------------
                                                   Weighted-
                                 Number              Average         Weighted-           Number         Weighted-
  Range of Exercise      Outstanding at            Remaining           Average   Exercisable At           Average
       Prices                  12/31/02     Contractual Life    Exercise Price         12/31/02    Exercise Price
------------------------------------------------------------------------------------------------------------------
$ 8.00 to $12.99                507,825                   85             $9.39          336,939             $9.78
$13.00 to $15.99                511,626                   73            $15.00          354,576            $14.82
$16.00 to $20.00                362,089                   84            $17.07          164,170            $17.22


The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 1.7% to 4.8%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 48.5% for 2000, 55.3% for 2001 and 53.3% for 2002. Using these assumptions, the fair value of the employee stock options granted in 2000, 2001 and 2002 is $2.2 million, $2.3 million and $1.9 million respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31, 2002, 2001 and 2000:


(in thousands except per share data)                      2002                 2001                 2000
                                              -----------------    -----------------     ----------------

Net Income (loss):
  As reported                                           $8,274             $(6,662)              $11,875
  Pro forma                                             $6,380             $(8,962)              $10,213

Basic earnings (loss) per share:
  As reported                                            $0.58              $(0.48)                $0.82
  Pro forma                                              $0.45              $(0.64)                $0.71

Diluted earnings (loss) per share
  As reported                                            $0.57              $(0.48)                $0.82
  Pro forma                                              $0.44              $(0.64)                $0.70



13.  RELATED PARTY TRANSACTIONS

Transactions involving related parties not otherwise disclosed herein are as follows:

In February 2000, the Company sold approximately 2.5 acres of land to a significant shareholder in the amount of $88,000 in the form of a non-interest bearing promissory note with an 18-month term. The note was paid in full in September 2001. During 2000, this shareholder chartered an airplane leased by the Company in the amount of $21,198. The Company also paid approximately $500,000 to the shareholder related to commissions on the purchase of revenue equipment during 2000.

Tenn-Ga Truck Sales, Inc., a corporation wholly owned by a significant shareholder, purchased used tractors and trailers from the Company for approximately $2.0 million, $600,000 and $3.0 million during 2000, 2001 and 2002, respectively. During 2000, the Company leased revenue equipment from Tenn-Ga Truck Sales for approximately $700,000. In 2002, the Company also purchased equipment from Tenn-Ga Truck Sales for approximately $37,000.

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

The Company also provides transportation service for TPC. During 2002, 2001 and 2000, gross revenue from TPC was $7.4 million, $9.0 million and $1.9 million, respectively. The accounts receivable balance as of December 31, 2002 was approximately $700,000.

14.  DERIVATIVE INSTRUMENTS

The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statement of operations. At December 31, 2002, the fair value of these interest rate swap agreements was a liability of $1.6 million.

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations. At December 31, 2002, the notional amount for purchase commitments for 2003 is approximately 36 million gallons. In addition, during the third quarter of 2002, the Company entered into two heating oil commodity swap contracts to hedge its cash flow exposure to diesel fuel price fluctuations on floating rate diesel fuel purchase commitments. These contracts are considered highly effective in offsetting changes in anticipated future cash flows and have been designated as cash flow hedges under SFAS No. 133. Each called for 6 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively, and expired December 31, 2002.

All changes in the derivatives' fair values were determined to be effective for measurement and recognition purposes. The entire amount of gains and losses were recognized through earnings during 2002.

The derivative activity as reported in the Company's financial statements for the years ended December 31, 2002 and 2001 is summarized in the following:


(in thousands):                                                             2002             2001
                                                                       ---------------  ----------------

Net liability for derivatives at January 1,                           $       (1,932)  $             --
Changes in statements of operations:

 Gain (loss) on derivative instruments:
     Loss in value of derivative instruments that do not qualify
       as  hedging instruments                                                  (919)             (726)

Other comprehensive income (loss):
     Gain (loss) on fuel hedge contracts that qualify as cash flow
     hedges                                                                     1,206           (1,206)
       Tax (benefit) expense                                                      458             (458)
                   Net other comprehensive gain (loss)                            748             (748)
                                                                       ---------------  ----------------
Net liability for derivatives at December 31,                         $       (1,645)  $        (1,932)
                                                                       ===============  ================


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

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

 (In thousands except per share amounts)

Quarters ended                         March 31, 2002 (1)   June 30, 2002       Sept. 30, 2002        Dec. 31, 2002
                                       ---------------------------------------------------------------------------------

Operating Revenue                                $132,219          $144,312              $141,223              $146,664
Operating income                                      851             7,563                 8,780                 7,779
Net earnings (loss)                               (1,667)             2,982                 3,611                 3,350
Basic earnings (loss) per share                    (0.12)              0.21                  0.25                  0.23
Diluted earnings (loss) per share                  (0.12)              0.21                  0.25                  0.23

Quarters ended                           March 31, 2001     June 30, 2001       Sept. 30, 2001      Dec. 31, 2001 (2)
                                       ---------------------------------------------------------------------------------

Operating Revenue                               $ 138,623          $149,169              $145,266             $ 140,563
Operating income (loss)                             2,652             3,067                 4,947              (10,729)
Net earnings (loss)                                   229               554                   845               (8,290)
Basic earnings (loss) per share                      0.02              0.04                  0.06                (0.59)
Diluted earnings (loss) per share                    0.02              0.04                  0.06                (0.59)


(1) Includes a $3.3 million pre-tax impairment charge and a $890,000 extraordinary loss on early extinguishment of debt in the quarter ended March 31, 2002.
(2) Includes a $15.4 million pre-tax impairment charge in the quarter ended December 31, 2001.