Form 10-Q
period 2003-03-31
COVENANT TRANSPORT INC
filed 2003-05-14
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 0-24960


                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                         88-0320154
--------------------------------                  ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

         400 Birmingham Hwy.
         Chattanooga, TN 37419                               37419
--------------------------------                  ------------------------------
(Address of principal                                      (Zip Code)
executive offices)

                                  423-821-1212
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]    NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 5, 2003).

             Class A Common Stock, $.01 par value: 12,052,067 shares Class B Common Stock, $.01 par value: 2,350,000 shares



                                                               PART I
                                                       FINANCIAL INFORMATION
                                                                                                                  Page Number
Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December                3
                    31, 2002

                    Condensed Consolidated Statements of Operations for the three months ended March 31,
                    2003 and 2002 (Unaudited)                                                                          4

                    Condensed Consolidated Statements of Cash Flows for the three months
                    ended March 31, 2003 and 2002 (Unaudited)                                                          5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                     17

Item 4. Controls and Procedures                                                                                        18

                                                              PART II
                                                         OTHER INFORMATION
                                                                                                                  Page Number

Item 1.    Legal Proceedings                                                                                           19

Items 2, 3, 4, and 5  Not applicable                                                                                   19

Item 6.   Exhibits and reports on Form 8-K                                                                             19


ITEM 1. FINANCIAL STATEMENTS



                                              COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                   (In thousands, except share data)
                                                                                      March 31, 2003         December 31, 2002
                                         ASSETS                                         (unaudited)
                                         ------                                      --------------------   ----------------------
      Current assets:
        Cash and cash equivalents                                                              $  1,593                  $    42
        Accounts receivable, net of allowance of $1,520 in 2003
            and $1,800 in 2002                                                                   63,352                   65,041
        Drivers advances and other receivables                                                    5,596                    3,480
        Inventory and supplies                                                                    3,180                    3,226
        Prepaid expenses                                                                         17,462                   14,450
        Deferred income taxes                                                                    11,109                   11,105
        Income taxes receivable                                                                   2,248                    2,585
                                                                                    --------------------   ----------------------
      Total current assets                                                                      104,540                   99,929

      Property and equipment, at cost                                                           368,624                  392,498
      Less accumulated depreciation and amortization                                          (146,784)                (154,010)
                                                                                    --------------------   ----------------------
      Net property and equipment                                                                221,840                  238,488

      Other assets                                                                               23,359                   23,124
                                                                                    --------------------   ----------------------

      Total assets                                                                             $349,739                 $361,541
                                                                                    ====================   ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
      Current liabilities:
        Current maturities of long-term debt                                                          -                   43,000
        Securitization facility                                                                  41,230                   39,230
        Accounts payable                                                                          7,214                    6,921
        Accrued expenses                                                                         19,332                   17,220
        Insurance and claims accrual                                                             22,111                   21,210
                                                                                    --------------------   ----------------------
      Total current liabilities                                                                  89,887                  127,581

        Long-term debt, less current maturities                                                  26,300                    1,300
        Deferred income taxes                                                                    57,072                   57,072
                                                                                    --------------------   ----------------------
      Total liabilities                                                                         173,259                  185,953

      Commitments and contingent liabilities
      Stockholders' equity:
        Class A common stock, $.01 par value; 20,000,000 shares
          authorized; 13,004,164 and 12,999,315 shares issued and 12,032,664 and 12,027,815 outstanding as of March 31, 2003 and December 31,
          2002, respectively                                                                        130                      130
        Class B common stock, $.01 par value; 5,000,000 shares authorized;
          2,350,000 shares issued and outstanding as of March 31, 2003 and
          December 31, 2002                                                                          24                       24
        Additional paid-in-capital                                                               84,545                   84,492
        Treasury Stock at cost; 971,500 shares as of March 31, 2003 and
          December 31, 2002                                                                     (7,935)                  (7,935)
        Retained earnings                                                                        99,716                   98,877
                                                                                    --------------------   ----------------------
      Total stockholders' equity                                                                176,480                  175,588
                                                                                    --------------------   ----------------------
      Total liabilities and stockholders' equity                                              $ 349,739                 $361,541
                                                                                    ====================   ======================

See accompanying notes to consolidated financial statements.

                                                                          Page 3


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (In thousands except per share data)


                                                                                    Three months ended March 31,
                                                                                             (unaudited)
                                                                                 2003                           2002
                                                                                 ----                           ----
Freight revenue                                                                      $ 128,024                     $ 129,020
Fuel surcharge and other accessorial revenue                                             9,851                         3,199
                                                                         ----------------------         ---------------------
  Total revenue                                                                      $ 137,875                     $ 132,219

Operating expenses:
  Salaries, wages, and related expenses                                                 53,810                        55,756
  Fuel expense                                                                          28,788                        22,086
  Operations and maintenance                                                             9,994                         8,863
  Revenue equipment rentals and purchased
     transportation                                                                     14,818                        14,803
  Operating taxes and licenses                                                           3,431                         3,277
  Insurance and claims                                                                   8,039                         7,168
  Communications and utilities                                                           1,708                         1,846
  General supplies and expenses                                                          3,173                         3,511
  Depreciation, amortization and impairment charge, including gains
    (losses) on disposition of equipment (1)                                            10,600                        14,058
                                                                         ----------------------         ---------------------
Total operating expenses                                                               134,361                       131,368
                                                                         ----------------------         ---------------------
Operating income                                                                         3,514                           851
Other (income) expenses:
  Interest expense                                                                         651                         1,063
  Interest income                                                                         (38)                          (23)
  Other                                                                                   (15)                         (223)
  Early extinguishment of debt (2)                                                           -                         1,434
                                                                         ----------------------         ---------------------
Other (income) expenses, net                                                               598                         2,251
                                                                         ----------------------         ---------------------
Income (loss) before income taxes                                                        2,916                       (1,400)
Income tax expense                                                                       2,077                           267
                                                                         ----------------------         ---------------------
Net income (loss)                                                                        $ 839                    $  (1,667)
                                                                        ======================         =====================

Net income (loss) per share:

Total basic and diluted earnings (loss) per share:                                      $ 0.06                     $  (0.12)


Weighted average shares outstanding                                                     14,381                        14,084

Weighted average shares outstanding adjusted for assumed conversions                    14,670                        14,084

(1) Includes a $3.3 million pre-tax impairment charge in 2002.
(2) Reflects the reclassification of early extinguishment of debt due to the adoption of SFAS 145.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                          Page 4


                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (In thousands)


                                                                                         Three months ended March 31,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                             2003                    2002
                                                                                             ----                    ----
Cash flows from operating activities:
Net income (loss)                                                                          $    839               $   (1,667)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Net provision for losses on accounts receivables                                        (162)                       209
      Loss on early extinguishment of debt                                                        -                       890
      Depreciation, amortization and impairment of assets (1)                                10,833                    13,552
      Provision for losses on guaranteed residuals                                                -                       324
      Deferred income tax expense                                                               (4)                       619
      (Gain)/loss on disposition of property and equipment                                    (234)                       506
      Changes in operating assets and liabilities:
        Receivables and advances                                                              (264)                   (1,208)
        Prepaid expenses                                                                    (3,012)                     1,025
        Tire and parts inventory                                                                 46                       147
        Accounts payable and accrued expenses                                                 3,643                   (2,102)
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              11,685                    12,295

Cash flows from investing activities:
      Acquisition of property and equipment                                                 (2,103)                  (16,239)
      Proceeds from disposition of property and equipment                                     8,231                       790
                                                                                  ------------------         -----------------
Net cash flows provided by (used in) investing activities                                     6,128                  (15,449)

Cash flows from financing activities:
     Deferred costs                                                                           (315)                         -
     Exercise of stock options                                                                   53                       475
     Proceeds from issuance of long-term debt                                                 5,000                    38,000
     Repayments of long-term debt                                                          (21,000)                  (35,338)
                                                                                  ------------------         -----------------
Net cash flows provided by (used in) financing activities                                  (16,262)                     3,137
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                       1,551                      (17)

Cash and cash equivalents at beginning of period                                                 42                       383
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                               $    1,593                  $    366
                                                                                  ==================         =================

(1) Includes a $3.3 million pre-tax impairment charge in 2002.

The accompanying notes are an integral part of these consolidated financial statements.

                                                                          Page 5

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries ("Covenant" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 consolidated balance sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Basic and Diluted Earnings (Loss) per Share

     The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in the Company's consolidated statements of operations:

           (in thousands except per share data)                    Three months ended March 31,
                                                                        2003         2002
                                                                        ----         ----
           Numerator:

             Net earnings (loss)                                          $ 839      ($1,667)

           Denominator:

             Denominator for basic earnings
              per share - weighted-average shares                       14,381        14,084

           Effect of dilutive securities:

             Employee stock options                                         289             -
                                                                     ---------  ------------

           Denominator for diluted earnings per share -
           adjusted weighted-average shares and assumed
           conversions                                                   14,670        14,084
                                                                     ===========  ============
           Net income (loss) per share

           Total basic and diluted earnings (loss) per share:            $ 0.06       $(0.12)
                                                                     ===========  ============

     Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. For the three month period ended March 31, 2002, approximately 211,000 shares were excluded in the diluted EPS computation because the options were anti-dilutive.

     At March 31, 2003, the Company had stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.8% to 3.5%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 53.2% for the 2003 period, and 53.3% for the 2002 period. Using these assumptions, the fair value of the employee stock options granted, net of the related tax effects, in the 2003 and 2002 periods are $0.5 million and $0.4 million respectively, which would be amortized as compensation expense over the vesting period of the options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                Three months ended March 31,
              (in thousands except per share data)              2003                    2002
                                                         --------------------    -------------------

             Net income (loss), as reported:                           $ 839               $(1,667)

             Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all awards,
             net of related tax effects                                (539)                  (430)
                                                         --------------------    -------------------

             Pro forma net income (loss)                               $ 300               $(2,097)
                                                         ====================    ===================

             Basic earnings (loss) per share:
               As reported                                              $.06                 $(.12)
               Pro forma                                                $.02                 $(.15)

             Diluted earnings (loss) per share:
               As reported                                              $.06                 $(.12)
               Pro forma                                                $.02                 $(.15)

Note 3. Income Taxes

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

Note 4. Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, is no longer amortized after January 1, 2002. Furthermore, any goodwill that is acquired in a purchase business combination completed after June 30, 2001, is not amortized. During the second quarter of 2002, the Company completed its evaluation of its goodwill for impairment and determined that there was no impairment. At March 31, 2003, the Company has $11.5 million of goodwill.

Note 5. Derivative Instruments and Other Comprehensive Income

     In 1998, the FASB issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133, an amendment of SFAS Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS Statement No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statement of operations. At March 31, 2003 and March 31, 2002, the fair value of these interest rate swap agreements was a liability of $1.6 million and $0.5 million, respectively, which are included in accrued expenses on the consolidated balance sheet.

     During the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its cash flow exposure to diesel fuel price fluctuations. These contracts were considered highly effective in offsetting changes in anticipated future cash flows and were designated as cash flow hedges under SFAS No. 133. At March 31, 2002 the cumulative fair value of these heating oil contracts was an asset of $0.2 million, which was recorded in accrued expenses with the offset to other comprehensive income, net of taxes. The contracts expired December 31, 2002.

     The derivative activity as reported in the Company's financial statements for the quarters ended March 31, is summarized in the following:


                                                                              Three months ended March 31,
        (in thousands)                                                            2003             2002
                                                                            ---------------  ----------------

        Net liability for derivatives at January 1,                        $       (1,645)  $        (1,932)

        Gain on derivative instruments:

          Gain in value of derivative instruments that do not qualify
            as hedging instruments                                                      20               223

          Gain on fuel hedge contracts that qualify as cash flow hedges                  -             1,447
                                                                            ---------------  ----------------
        Net liability for derivatives at March 31,                         $       (1,625)  $          (262)
                                                                            ===============  ================

     The following is a summary of comprehensive income (loss) as of March 31:

                                                                            Three months ended March 31
        (in thousands)                                                      2003                 2002
                                                                   -----------------    ------------------
        Net Income (loss)                                                      $ 839              ($1,667)

     Other comprehensive income:
        Gain on fuel hedge contracts that qualify as cash flow hedges              -                 1,447
        Tax benefit                                                                -                 (550)
                                                                    -----------------    ------------------
     Other comprehensive income-
            Unrealized gain on cash flow hedging derivatives,
             net of taxes                                                          -                   897
                                                                    -----------------    ------------------
        Comprehensive income (loss)                                            $ 839               $ (770)
                                                                    =================    ==================

Note 6. Impairment of Equipment and Change in Estimated Useful Lives

     During 2001, the market value of used tractors was significantly below both historical levels and the carrying values on the Company's financial statements. The Company extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve by the time the Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and of Long Lived Assets to be disposed of". In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment and the Company recognized the pre-tax charges of approximately $15.4 million and $3.3 million in 2001 and 2002, respectively, to reflect an impairment in tractor values. The Company incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying statement of operations. The Company accrued this loss from January 1, 2002, to the date the tractors were purchased off lease in February 2002.

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

Note 7. Long-term Debt and Securitization Facility

     Outstanding debt consisted of the following at March 31, 2003 and December 31, 2002:

            (in thousands)                                                    March 31, 2003         December 31, 2002
                                                                      ----------------------  ----------------------
        Borrowings under credit agreement                                           $ 25,000                $ 43,000
        Securitization Facility                                                       41,230                  39,230
        Note payable to former SRT shareholder, bearing
         interest at 6.5% with interest payable quarterly                             1,300                   1,300
                                                                       ----------------------  ----------------------
        Total Long-Term Debt                                                          67,530                  83,530
        Less current maturities                                                       41,230                  82,230
                                                                       ----------------------  ----------------------
        Long-term debt, less current portion                                        $ 26,300                 $ 1,300
                                                                       ======================  ======================

     In December 2000, the Company entered into the Credit Agreement with a group of banks. The facility matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At March 31, 2003, the margin was 1.0%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

     The Credit Agreement has a maximum borrowing limit of $100.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $160.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $50.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of March 31, 2003, the Company had borrowings under the Credit Agreement in the amount of $25.0 million with a weighted average interest rate of 2.2%.

     In October 1995, the Company issued $25 million in ten-year senior notes to an insurance company. On March 15, 2002, the Company retired the remaining $20 million in senior notes with borrowings from the Credit Agreement and incurred a $0.9 million after-tax extraordinary item ($1.4 million pre-tax) to reflect the early extinguishment of this debt. Upon adoption of SFAS 145 in 2003, the Company reclassified the charge and it is no longer classified as an extraordinary item.

     At March 31, 2003 and December 31, 2002, the Company had unused letters of credit of approximately $32.1 and $19.2 million, respectively.

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

     The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of March 31, 2003 and December 31, 2002, the Company had received $41.2 million and $39.2 million, respectively, in proceeds, with a weighted average interest rate of 1.4% and 1.5%, respectively.

     The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. As of March 31, 2003, the Company was in compliance with the Credit Agreement and Securitization Facility.

Note 8. Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 effective January 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
     Corrections. SFAS 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The Company adopted SFAS 145 effective January 1, 2003, which resulted in the reclassification of the fiscal year 2002 loss on extinguishment of debt.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has guarantees which are disclosed in the notes to these consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation/Transition and Disclosure, an amendment of FASB Statement No.
     123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries.
References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transport, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We generate substantially all of our revenue by transporting freight for our customers. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Generally, we are paid by the mile or by the load for our services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the numbers of miles we generate with our equipment. These factors relate, among other things, to the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, and our average length of haul. Since 2000 we have held our fleet size relatively constant. An overcapacity of trucks in our fleet and the industry generally as the economy slowed has contributed to lower equipment utilization and pricing pressure since 2000.

In addition to constraining fleet size, we reduced our number of two-person driver teams to better match the demand for expedited long-haul service. Our single driver fleets generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the additional expenses and lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. We expect operating statistics and expenses to shift with the mix of single and team operations.

The trucking industry has experienced a significant increase in operating costs. The main factors for the industry as well as for us have been an increased annual cost of tractors due to higher initial prices and lower used truck values, a higher overall cost of insurance and claims, and elevated fuel prices. Other than those categories, our expenses have remained relatively constant or have declined as a percentage of revenue.

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

We operate approximately 3,717 tractors and 7,516 trailers. Of our tractors at March 31, 2003, approximately 2,438 were owned, 916 were financed under operating leases, and 363 were provided by owner-operators, who own and drive the tractors. Of our trailers at March 31, 2003, approximately 4,697 were owned and approximately 2,819 were financed under operating leases. Between 1999 and 2001, the market value of used equipment deteriorated. In recognition of this fact, we recognized pre-tax impairment charges of $15.4 million in the fourth quarter of 2001 and $3.3 million in the first quarter of 2002 in relation to the reduced value of our model year 1998 through 2000 tractors. In addition, we increased the depreciation rate/lease expense on our remaining tractors to reflect our expectations concerning market value at disposition. We estimate the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually. Although we believe the additional depreciation will bring the carrying values of the model year 2001 tractors in line with future disposition values, we do not have trade-in agreements covering those tractors. Our assumptions represent our best estimate, and actual values could differ by the time those tractors are scheduled for trade.

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

Freight revenue excludes $9.9 million of fuel and accessorial surcharge revenue in the 2003 period and $3.2 million in the 2002 period. For comparison purposes in the table below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period. The following table sets forth the percentage relationship of certain items to freight revenue:


                                                                  Three Months Ended March 31,

                                                                     2003               2002
                                                                ---------------     --------------
                 Freight revenue (1)                                100.0%             100.0%
                 Operating expenses:
                   Salaries, wages, and related expenses (1)         40.6               42.1
                   Fuel expense (1)                                  16.6               16.1
                   Operations and maintenance (1)                    7.4                 6.5
                   Revenue equipment rentals and purchased
                      transportation                                 11.5               11.5
                   Operating taxes and licenses                      2.7                 2.6
                   Insurance and claims                              6.3                 5.6
                   Communications and utilities                      1.3                 1.4
                   General supplies and expenses                     2.5                 2.7
                   Depreciation and amortization (2)                 8.3                10.9
                                                                ---------------     --------------
                          Total operating expenses                   97.2               99.4
                                                                ---------------     --------------
                          Operating income                           2.8                 0.6
                 Other (income) expense, net                         0.5                 1.7
                                                                ---------------     --------------
                           Income (loss) before income taxes         2.3                (1.1)
                 Income tax expense                                  1.6                 0.2
                                                                ---------------     --------------

                 Net income (loss)                                   0.7%              (1.3%)
                                                                ===============     ==============

(1) Freight revenue is total revenue less fuel surcharge and accessorial revenue. In this table, fuel surcharge and other accessorial revenue are shown netted against the appropriate expense category (Salaries, wages, and related expenses, $1.8 million in the 2003 period and $1.4 million in the 2002 period; Fuel expense, $7.5 million in the 2003 period and $1.3 million in the 2002 period; Operations and maintenance, $0.5 million in the 2003 period and $0.4 million in the 2002 period.)
(2) Includes a $3.3 million pre-tax impairment charge or 2.6% of revenue in 2002.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

For the quarter ending March 31, 2003, revenue increased $5.7 million (4.3%), to $137.9 million, from $132.2 million in the 2002 period. Freight revenue excludes $9.9 million of fuel and accessorial surcharge revenue in the 2003 period and $3.2 million in the 2002 period. For comparison purposes in the discussion below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge and accessorial revenue) decreased $1.0 million (0.8%), to $128.0 million in the three months ended March 31, 2003, from $129.0 million in the same period of 2002. Our revenue was affected by a 2.2% decrease in miles per tractor and an increase in non revenue miles, which were partially offset by 2.5% increase in rate per loaded mile. Revenue per tractor per week decreased to $2,667 in the 2003 period from $2,680 in the 2002 period. Weighted average tractors increased to 3,726 in the 2003 period from 3,713 in the 2002 period. Due to a weak freight environment, we have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $1.8 million in the 2003 period and $1.4 million in the 2002 period, decreased $2.3 million (4.2%), to $52.0 million in the 2003 period, from $54.3 million in the 2002 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.6% in the 2003 period, from 42.1% in the 2002 period. The decrease was largely attributable to our utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated and implementing changes in our pay structure. Our payroll expense for employees other than over the road drivers increased to 7.6% of freight revenue in the 2003 period from 7.0% of freight revenue in the 2002 period due to growth in headcount and a larger number of local drivers in the dedicated fleet. Health insurance, employer paid taxes, workers' compensation, and other employee benefits remained essentially constant at 6.9% of freight revenue in the 2003 and 2002 periods.

Fuel expense, net of fuel surcharge revenue of $7.5 million in the 2003 period and $1.3 million in the 2002 period, increased $0.5 million (2.3%), to $21.3 million in the 2003 period, from $20.8 million in the 2002 period. As a percentage of freight revenue, net fuel expense increased to 16.6% in the 2003 period from 16.1% in the 2002 period. Fuel surcharges amounted to $.072 per loaded mile in the 2003 period compared to $.012 per loaded mile in the 2002 period. Fuel prices have increased sharply during the first quarter of 2003 because of reasons such as unrest in Venezuela and the Middle East and low inventories. Higher fuel prices will increase our operating expenses. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, and lower fuel mileage due to government mandated emissions standards that were effective October 1, 2002, and will result in less fuel efficient engines. We did not have any fuel hedging contracts at March 31, 2003.

Operations and maintenance, net of accessorial revenue of $0.5 million in the 2003 period and $0.4 million in the 2002 period, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, increased $1.1 million (13.2%), to $9.5 million in the 2003 period, from $8.4 million in the 2002 period. As a percentage of freight revenue, operations and maintenance increased to 7.4% in the 2003 period, from 6.5% in the 2002 period. We extended the trade cycle on our tractor fleet from three years to four years, which resulted in an increase in the number of required repairs.

Revenue equipment rentals and purchased transportation remained essentially constant at $14.8 million and 11.5% as a percentage of freight revenue in the 2003 and 2002 periods. The owner-operators fleet increased slightly to an average of 367 units in the 2003 period compared to an average of 348 units in the 2002 period. Over the past couple of years, it has become more difficult to retain owner-operators due to the challenging operating conditions. Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The revenue equipment rental expense remained essentially constant in the two periods at approximately $5.1 million, as lease rates fell while we added equipment under leases. As of March 31, 2003, we had financed approximately 916 tractors and 2,819 trailers under operating leases as compared to 636 tractors and 2,564 trailers under operating leases as of March 31, 2002. On April 14, 2003, we engaged in a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.5 million in cash and leased the trailers back under three year walkaway leases. Our revenue equipment rental expense is expected to increase in the future to reflect this transaction. We will no longer recognize depreciation and interest expense with respect to these trailers.

Operating taxes and licenses increased $0.2 million (4.7%), to $3.4 million in the 2003 period, from $3.3 million in the 2002 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.7% in the 2003 period and 2.6% in the 2002 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $0.9 million (12.2%), to $8.0 million in the 2003 period from $7.2 million in the 2002 period. As a percentage of freight revenue, insurance increased to 6.3% in the 2003 period from 5.6% in the 2002 period. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure that is partially offset by lower premium rates. The retention level for our primary insurance layer increased from $250,000 in 2001 to $500,000 in March of 2002, to $1.0 million in November of 2002, and to $2.0 million on March 1, 2003. We also have a $2.0 million self-insured layer between $5.0 million and $7.0 million per occurence. Our insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Because of higher self-insured retentions, our future expenses of insurance and claims may be higher or more volatile than in historical periods.

Communications and utilities expense decreased $0.1 million (7.5%), to $1.7 million in the 2003 period, from $1.8 million in the 2002 period. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% in the 2003 period as compared to 1.4% in the 2002 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.3 million (9.6%), to $3.2 million in the 2003 period, from $3.5 million in the 2002 period. As a percentage of freight revenue, general supplies and expenses decreased to 2.5% in the 2003 period from 2.7% in the 2002 period.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, decreased $3.5 million (24.6%), to $10.6 million in the 2003 period from $14.1 million in the 2002 period. As a percentage of freight revenue, depreciation and amortization decreased to 8.3% in the 2003 period from 10.9% in the 2002 period. The decrease is the result of an impairment charge, partially offset by increased depreciation expense. In the 2002 period, we recognized a pre-tax charge of approximately $3.3 million to reflect an impairment in tractor values. See "Impairment of Equipment and Change in Estimated Useful Lives," in Note 6 to the Consolidated Financial Statements for additional information. We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation/lease payments on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases, the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Gain on the disposal of tractors and trailers was approximately $0.2 million in the 2003 period compared to a loss of $0.5 million in the 2002 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2002, we tested our goodwill for impairment and found no impairment.

Other expense, net, decreased $1.7 million (73.4%), to $0.6 million in the 2003 period, from $2.3 million in the 2002 period. As a percentage of freight revenue, other expense decreased to 0.5% in the 2003 period from 1.7% in the 2002 period. Included in the other expense category are interest expense, interest income, pre-tax non-cash gains related to the accounting for interest rate derivatives under SFAS No. 133 which amounted to approximately $20,000 in the 2003 period and approximately $0.2 million in the 2002 period and an early extinguishment of debt charge.

During the first quarter of 2002, we prepaid the remaining $20 million in previously outstanding 7.39% ten year, private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, the Company recognized an approximate $1.4 million pre-tax charge to reflect the early extinguishment of debt. The losses related to the write off of debt issuance and other deferred financing costs and a premium paid on the retirement of the notes.

Our income tax expense was $2.1 million and $0.3 million in the 2003 and 2002 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net earnings increased $2.5 million (150.3%), to $0.8 million income in the 2003 period (0.7% of revenue), from $1.7 million loss in the 2002 period (1.3% of revenue).

As a result of the foregoing, our net margin increased to 0.7% in the 2003 period from (1.3%) in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

Historically our growth has required significant capital investments. We historically have financed our expansion requirements with borrowings under a line of credit, cash flows from operations and long-term operating leases. Our primary sources of liquidity at March 31, 2003, were funds provided by operations, proceeds under the Securitization Facility (as defined below), borrowings under our primary credit agreement, which had maximum available borrowing of $100.0 million at March 31, 2003 (the "Credit Agreement") and operating leases of revenue equipment. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months.

Net cash provided by operating activities was $11.7 million in the first quarter of 2003 and $12.3 million in the first quarter of 2002. Our primary sources of cash flow from operations in the 2003 period were net income and depreciation and amortization. Depreciation and amortization in the 2002 period included a $3.3 million pre-tax impairment charge.

Net cash provided by investing activities was $6.1 million in the first quarter of 2003 and was derived from the sale of revenue equipment during the quarter. The cash used in the 2002 period related to the financing of tractors, which were previously financed through operating leases, using proceeds from the Credit Agreement. Anticipated capital expenditures are expected to increase in 2003 as the Company has agreed to purchase and trade a significant number of tractors and trailers. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $80.0 million in 2003, exclusive of acquisitions, if we remain on a four-year trade cycle for tractors. If we change our trade cycle back to three years, our capital expenditures could increase significantly. We also are considering alternatives for accelerating our trailer disposition schedule, which could affect our capital expenditures or lease commitments.

Net cash used in financing activities was $16.3 million in the first quarter of 2003, and $3.1 million was provided by financing activities in the first quarter of 2002. During the first quarter of 2003, we reduced outstanding balance sheet debt by $16.0 million. At March 31, 2003, we had outstanding debt of $67.5 million, primarily consisting of $41.2 million in the Securitization Facility, $25.0 million drawn under the Credit Agreement, and a $1.3 million interest bearing note to the former primary stockholder of SRT. Interest rates on this debt range from 1.4% to 6.5%.

During the first quarter of 2002, we prepaid the remaining $20.0 million in previously outstanding 7.39% ten year private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, we recognized an approximate $0.9 million after-tax extraordinary item to reflect the early extinguishment of debt. Upon adoption of SFAS 145 in 2003, we reclassified the charge and it is no longer classified as an extraordinary item.

In December 2000, we entered into the Credit Agreement with a group of banks, which expires in December, 2005. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At March 31, 2003, the margin was 1.00%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

At December 31, 2002, the Credit Agreement had a maximum borrowing limit of $120.0 million. When the facility was extended in February 2003, the borrowing limit was reduced to $100.0 million with an accordion feature which permits an increase up to a borrowing limit of $160.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit were limited to an aggregate commitment of $20.0 million at December 31, 2002, and were increased to a limit of $50.0 million in February 2003. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all of our assets if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of March 31, 2003, we had borrowings under the Credit Agreement in the amount of $25.0 million with a weighted average interest rate of 2.2%.

In December 2000, we entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2003, there were $41.2 million in proceeds received. The transaction did not meet the criteria for sale treatment under Financial Accounting Standard No. 140 and is reflected as a secured borrowing in the financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. The Company is in compliance with these agreements as of March 31, 2003.

Contractual Obligations and Commitments - We had commitments outstanding related to equipment, debt obligations, and diesel fuel purchases as of January 1, 2003. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, and cash flows from operations. We have the option to cancel commitments relating to equipment with 60 days notice.

The following table sets forth our contractual cash obligations and commitments as of January 1, 2003.


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
                                         =====================================================================================

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements contained in the Company's annual report on Form 10-K. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

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

Impairment of Long-Lived Assets - We evaluate the carrying value of long-lived assets by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of future cash flows, the level of cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals.

Insurance and Other Claims - Our insurance program for liability, property damage, and cargo loss and damage, involves self- insurance with high risk retention levels. We have increased the self-insured retention portion of our insurance coverage from $12,500 for each claim in 2000 to $1.0 million plus an additional layer from $4.0 million to $7.0 million for each claim at November 2002.

Effective March 2003, we increased our primary coverage to $5.0 million with a $2.0 million retention level, plus an additional layer from $5.0 million to $7.0 million for each claim. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. The rapid and substantial increase in our self-insured retention makes these estimates an important accounting judgment. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self-insured retention.

From 1999 to present, we carried excess coverage in amounts that have ranged from $15.0 million to $49.0 million in addition to our primary insurance coverage. On July 15, 2002, we received a binder for $48.0 million of excess insurance coverage over our $2.0 million primary layer. Subsequently, we were forced to seek replacement coverage after the insurance agent retained the premium and failed to produce proof of insurance coverage. If one or more claims from the period July to November 2002 exceeded $2.0 million in amount, we would be required to accrue for the potential or actual loss and our financial condition and results of operations could be materially and adversely affected. We are not aware of any such claims at this time.

At December 31, 2002, we maintained a workers' compensation plan and a group medical plan for our employees with a deductible amount of $500,000 for each workers' compensation claim and a deductible amount of $225,000 for each group medical claim. In the first quarter of 2003, we adopted a workers' compensation plan with a self-insured retention level of $1.0 million per occurrence and renewed our group medical plan with a deductible amount of $250,000.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the first quarter of 2003, diesel fuel expenses net of fuel surcharge represented 15.8% of our total operating expenses and 16.6% of freight revenue. At March 31, 2003, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. At March 31, 2003, we had drawn $25.0 million under the Credit Agreement. Approximately $5.0 million was subject to variable rates and the remaining $20 million was subject to interest rate swaps that fixed the interest rates at 5.16% and 4.75% plus the applicable margin per annum. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At March 31, 2003, the fair value of these interest rate swap agreements was a liability of $1.6 million. Assuming the March 31, 2003 variable rate borrowings, each one-percentage point increase or decrease in LIBOR would affect our pre-tax interest expense by $50,000 on an annualized basis, excluding the portion of variable rate debt covered by cancelable interest rate swaps, and the effect of changes in fair values resulting from those swaps.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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
10.1              #                 Amendment  No. 2 to Credit  Agreement  dated  August 28, 2001,  among  Covenant
                                    Asset Management,  Inc., Covenant Transport,  Inc., Bank of America,  N.A., and
                                    each other financial institution which is a party to the Credit Agreement.
-------------------------------------------------------------------------------------------------------------------

References:

(1) Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.
#    Filed herewith.

(b) There were no reports on Form 8-K filed during the first quarter ended March 31, 2003.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COVENANT TRANSPORT, INC.


Date: May 14, 2003                  /s/ Joey B. Hogan
                                    -----------------
                                    Joey B. Hogan
                                    Senior Vice President and Chief Financial
                                    Officer, in his capacity as such and on
                                    behalf of the issuer.

                                 CERTIFICATIONS

     I, David R. Parker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, of Covenant Transport, Inc.;

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


Date: May 14, 2003                  /s/ David R. Parker
                                    ------------------------
                                    David R. Parker
                                    Chief Executive Officer

     I, Joey B. Hogan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, of Covenant Transport, Inc.;

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


Date: May 14, 2003                  /s/ Joey B. Hogan
                                    ------------------------
                                    Joey B. Hogan
                                    Chief Financial Officer