Form 10-Q
period 2003-06-30
COVENANT TRANSPORT INC
filed 2003-08-11
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24960


                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                                       88-0320154
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      400 Birmingham Hwy.
      Chattanooga, TN 37419                                 37419
-----------------------------------        ------------------------------------
(Address of principal executive                          (Zip Code)
             offices)

                                  423-821-1212
              (Registrant's telephone number, including area code)

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

         YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 2003).

             Class A Common Stock, $.01 par value: 12,108,173 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                                               PART I
                                                       FINANCIAL INFORMATION
                                                                                                                  Page Number
Item 1. Financial Statements
                  Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and
                  December 31, 2002                                                                                     3

                  Condensed Consolidated Statements of Operations for the three and six months ended
                  June 30, 2003 and 2002 (Unaudited)                                                                    4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2003 and 2002 (Unaudited)                                                                    5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                                      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                     23

Item 4. Controls and Procedures                                                                                        24

                                                               PART II
                                                         OTHER INFORMATION

                                                                                                                  Page Number
Item 1.  Legal Proceedings                                                                                             25

Items 2 and 3.  Not applicable                                                                                         25

Item 4.  Submission of Matters to a Vote of  Security Holders                                                          25

Item 5.  Not applicable                                                                                                25

Item 6.  Exhibits and reports on Form 8-K                                                                              25

ITEM 1. FINANCIAL STATEMENTS

                                              COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                   (In thousands, except share data)
                                                                                       June 30, 2003         December 31, 2002
                                         ASSETS                                         (unaudited)
                                         ------                                    ----------------------  ----------------------
      Current assets:
        Cash and cash equivalents                                                             $    2,863              $       42
        Accounts receivable, net of allowance of $1,500 in 2003
            and $1,800 in 2002                                                                    60,805                  65,041
        Drivers advances and other receivables                                                     5,019                   3,480
        Inventory and supplies                                                                     3,373                   3,226
        Prepaid expenses                                                                          14,309                  14,450
        Deferred income taxes                                                                     11,109                  11,105
        Income taxes receivable                                                                    2,186                   2,585
                                                                                    ---------------------  ----------------------
      Total current assets                                                                        99,664                  99,929

      Property and equipment, at cost                                                            354,300                 392,498
      Less accumulated depreciation and amortization                                           (140,772)               (154,010)
                                                                                    ---------------------  ----------------------
      Net property and equipment                                                                 213,527                 238,488

      Other assets                                                                                23,276                  23,124
                                                                                    ---------------------  ----------------------

      Total assets                                                                            $  336,467              $  361,541
                                                                                    =====================  ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
      Current liabilities:
        Current maturities of long-term debt                                                           -                  43,000
        Securitization facility                                                                   45,230                  39,230
        Accounts payable                                                                          13,594                   6,921
        Accrued expenses                                                                          18,975                  17,220
        Insurance and claims accrual                                                              25,089                  21,210
                                                                                    ---------------------  ----------------------
      Total current liabilities                                                                  102,888                 127,581

        Long-term debt, less current maturities                                                    1,300                   1,300
        Deferred income taxes                                                                     51,572                  57,072
                                                                                    ---------------------  ----------------------
      Total liabilities                                                                          155,760                 185,953

      Commitments and contingent liabilities

      Stockholders' equity:
        Class A common stock, $.01 par value; 20,000,000 shares
          authorized; 13,075,423 and 12,999,315 shares issued and 12,103,923 and 12,027,815 outstanding as of June 30, 2003 and December 31,
          2002, respectively                                                                         131                     130
        Class B common stock, $.01 par value; 5,000,000 shares authorized;
          2,350,000 shares issued and outstanding as of June 30, 2003 and
          December 31, 2002                                                                           24                      24
        Additional paid-in-capital                                                                85,608                  84,492
        Treasury Stock at cost; 971,500 shares as of June 30, 2003 and
          December 31, 2002                                                                      (7,935)                 (7,935)
        Retained earnings                                                                        102,879                  98,877
                                                                                    ---------------------  ----------------------
      Total stockholders' equity                                                                 180,707                 175,588
                                                                                    ---------------------  ----------------------
      Total liabilities and stockholders' equity                                              $  336,467              $  361,541
                                                                                    =====================  ======================

See accompanying notes to consolidated financial statements.

                                              COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                (In thousands except per share data)

                                                         Three months ended June 30,         Six months ended June 30,
                                                                 (unaudited)                        (unaudited)
                                                       ---------------------------------    -----------------------------

                                                             2003            2002               2003           2002
                                                             ----            ----               ----           ----
Freight revenue                                             $ 137,439       $ 138,840        $ 265,463      $ 267,860
Fuel surcharge and other accessorial revenue                    8,503           5,472           18,354          8,671
                                                       ---------------------------------   ------------------------------
  Total revenue                                             $ 145,942       $ 144,312        $ 283,817      $ 276,531

Operating expenses:
  Salaries, wages, and related expenses                        55,662          58,576          109,472        114,332
  Fuel expense                                                 26,502          24,061           55,290         46,146
  Operations and maintenance                                   10,290          10,264           20,284         19,127
  Revenue equipment rentals and purchased
     transportation                                            16,562          14,855           31,380         29,657
  Operating taxes and licenses                                  3,745           3,915            7,176          7,192
  Insurance and claims                                          9,558           7,836           17,597         15,004
  Communications and utilities                                  1,731           1,690            3,439          3,536
  General supplies and expenses                                 3,826           3,637            6,999          7,148
  Depreciation, amortization and impairment
     charge, including gains (losses) on
     disposition of equipment (1)                              10,617          11,915           21,217         25,974
                                                       ---------------------------------   ------------------------------
Total operating expenses                                      138,493         136,749          272,854        268,116
                                                       ---------------------------------   ------------------------------
Operating income                                                7,449           7,563           10,963          8,415
Other (income) expenses:
  Interest expense                                                596             870            1,247          1,934
  Interest income                                                (25)            (11)             (63)           (34)
  Other                                                            61             434               46            211
  Early extinguishment of debt (2)                                  -               -                -          1,434
                                                       ---------------------------------   ------------------------------
Other (income) expenses, net                                      632           1,293            1,230          3,545
                                                       ---------------------------------   ------------------------------
Income before income taxes                                      6,817           6,270            9,733          4,870

Income tax expense                                              3,653           3,288            5,730          3,557
                                                       ---------------------------------   ------------------------------
Net income                                                  $   3,164       $   2,982         $  4,003       $  1,313
                                                       =================================   ==============================

Net income per share:

Basic earnings per share:                                   $    0.22       $    0.21         $   0.28       $   0.09
Diluted earnings per share:                                 $    0.22       $    0.21         $   0.27       $   0.09

Weighted average shares outstanding                            14,397          14,108           14,389        14,096

Weighted average shares outstanding adjusted for               14,664          14,399           14,637        14,380
assumed conversions

(1) Includes a $3.3 million pre-tax impairment charge in the six month period ending June 30, 2002.
(2) Reflects the  reclassification  of early  extinguishment  of debt due to the adoption of SFAS 145 in the six month period ending
June 30, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                           (In thousands)

                                                                                           Six months ended June 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                            2003                      2002
                                                                                            ----                      ----
Cash flows from operating activities:
Net income                                                                               $    4,003              $     1,313
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net provision for (reduction to) losses on accounts receivables                             (8)                      600
    Loss on early extinguishment of debt                                                          -                      890
    Depreciation, amortization and impairment of assets (1)                                  21,426                   24,593
    Provision for losses on guaranteed residuals                                                  -                      324
    Deferred income tax expense (benefit)                                                   (5,504)                      602
    (Gain)/loss on disposition of property and equipment                                      (209)                    1,381
    Changes in operating assets and liabilities:
      Receivables and advances                                                                2,704                   (7,644)
      Prepaid expenses                                                                          141                    2,583
      Tire and parts inventory                                                                (147)                      547
      Accounts payable and accrued expenses                                                  12,708                    5,501
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              35,114                   30,690

Cash flows from investing activities:
    Acquisition of property and equipment                                                  (28,324)                  (29,118)
    Proceeds from disposition of property and equipment                                      32,233                      829
                                                                                  ------------------         -----------------
Net cash flows provided by (used in) investing activities                                     3,909                  (28,289)

Cash flows from financing activities:
    Checks in excess of bank balances                                                            -                    3,368
    Deferred costs                                                                            (318)                        -
    Exercise of stock options                                                                 1,116                    2,391
    Proceeds from issuance of long-term debt                                                 20,000                   49,000
    Repayments of long-term debt                                                           (57,000)                  (56,388)
                                                                                  ------------------         -----------------
Net cash flows used in financing activities                                                (36,202)                   (1,629)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                       2,821                      772

Cash and cash equivalents at beginning of period                                                 42                      383
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                               $    2,863              $      1,155
                                                                                  ==================         =================

   (1) Includes a $3.3 million pre-tax impairment charge in the six month period ending June 30, 2002.

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

Note 2.  Basic and Diluted Earnings per Share

     The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's consolidated statements of operations:

(in thousands except per share data)                         Three months ended           Six months ended
                                                                  June 30,                    June 30,
                                                             2003          2002           2003          2002
                                                             ----          ----           ----          ----
Numerator:

 Net earnings                                               $ 3,164       $ 2,982       $ 4,003       $ 1,313

Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                      14,397        14,108        14,389        14,096

Effect of dilutive securities:

  Employee stock options                                        267           291           248           284
                                                          ----------    ----------    ----------    ----------

Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed
conversions                                                  14,664        14,399        14,637        14,380
                                                          ==========    ==========    ==========    ==========

Net income per share:

Basic earnings per share:                                     $0.22         $0.21         $0.28         $0.09

Diluted earnings per share:                                   $0.22         $0.21         $0.27         $0.09

     Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Employee stock options in the table above exclude 60,000 and 376,000 in the three months ended June 30, 2003 and 2002, respectively, and 63,000 and 378,000 in the six month periods ended June 30, 2003 and 2002, respectively, from the computation of diluted earnings per share because their effect would have been anti-
     dilutive.   At  June  30,  2003,  the  Company  had  stock-based   employee
     compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.3% to 3.5%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 52.8% for the 2003 periods, and 53.3% for the 2002 periods. Using these assumptions, the fair value of the employee stock options granted, net of the related tax effects, in the three months ending June 30, 2003 and 2002 periods are $0.4 million and $0.5 million respectively, and in the six months ending June 30, 2003 and 2002 periods are $1.0 million and $0.9 million, respectively, which would be amortized as compensation expense over the vesting period of the options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

 (in thousands except per share data)                         Three months ended           Six months ended
                                                                  June 30,                    June 30,
                                                             2003          2002           2003          2002
                                                             ----          ----           ----          ----
Net income, as reported:                                    $3,164        $2,982         $4,003        $1,313

Deduct: Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects                           (438)         (472)          (977)         (896)

Pro forma net income                                         2,726         2,510          3,026           417

Basic earnings per share:
  As reported                                                $0.22         $0.21          $0.28         $0.09
  Pro forma                                                  $0.19         $0.18          $0.21         $0.03

Diluted earnings per share:
  As reported                                                $0.22         $0.21          $0.27         $0.09
  Pro forma                                                  $0.19         $0.17          $0.21         $0.03

Note 3.  Income Taxes

     Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 34% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

Note 4.  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, is no longer amortized after January 1, 2002. Furthermore, any goodwill that is acquired in a purchase business combination completed after June 30, 2001, is not amortized. During the second quarter of 2003 and 2002, the Company completed its evaluations of its goodwill for impairment and determined that there was no impairment. At June 30, 2003, the Company has $11.5 million of goodwill.

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

     The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statement of operations. At June 30, 2003 and June 30, 2002, the fair value of these interest rate swap agreements was a liability of $1.7 million and $0.9 million, respectively, which are included in accrued expenses on the consolidated balance sheet.

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

     The derivative activity as reported in the Company's financial statements for the six months ended June 30, is summarized in the following:

(in thousands)                                                                     Six months ended
                                                                                       June 30,
                                                                               2003             2002
                                                                               ----             ----
Net liability for derivatives at January 1,                                  $ (1,645)       $ (1,932)

Gain (loss) on derivative instruments:

     Loss in value of derivative instruments that do not qualify as
       hedging instruments                                                        (61)           (211)

     Gain on fuel hedge contracts that qualify as cash
       flow hedges                                                                   -           1,403
                                                                            -----------   -------------
Net liability for derivatives at June 30,                                    $ (1,706)       $   (740)
                                                                            ===========   =============


The following is a summary of comprehensive income as of June 30:

                                                                                   Six months ended
                                                                                       June 30,
(in thousands)                                                                 2003             2002
                                                                               ----             ----
        Net Income:                                                          $  4,003        $  1,313

     Other comprehensive income:
     Gain on fuel hedge contracts that qualify as cash
       flow hedges                                                                  -           1,403
     Tax benefit                                                                    -           (533)
                                                                            -----------   -------------
        Other comprehensive income:
     Unrealized gain on cash flow hedging derivatives, net of tax                   -             870
                                                                            -----------   -------------

     Comprehensive income                                                    $  4,003        $  2,183
                                                                            ===========   =============

Note 6.  Impairment of Equipment and Change in Estimated Useful Lives

     During 2001, the market value of used tractors was significantly below both historical levels and the carrying values on the Company's financial statements. The Company extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve by the time the Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under SFAS No. 121, Accounting for the Impairment of Long Lived Assets and of Long Lived Assets to be disposed of. In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment and the Company recognized the pre-tax charges of approximately $15.4 million and $3.3 million in 2001 and 2002, respectively, to reflect an impairment in tractor values. The Company incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying statement of operations. The Company accrued this loss from January 1, 2002, to the date the tractors were purchased off lease in February 2002.

     The Company's approximately 1,400 model year 2001 tractors were not affected by the charge. The Company adjusted the depreciation rate of these model year 2001 tractors to approximate its recent experience with disposition values and expectation for future disposition values. The Company also increased the lease expense on its leased units since it expects to have a shortfall in its guaranteed residual values of approximately $1.4 million. The Company is recording its additional lease expense ratably over the remaining lease term. In June 2003, the Company entered into a trade-in agreement with an equipment manufacturer covering the model year 2001 tractors. Management believes the additional depreciation and lease expense will bring the carrying values of these tractors in line with the disposition values. These assumptions represent management's best estimate and actual values could differ by the time those tractors are scheduled for trade. Management estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually.

Note 7.  Long-term Debt and Securitization Facility

     Outstanding debt consisted of the following at June 30, 2003 and December 31, 2002:

     (in thousands)                                                June 30, 2003         December 31, 2002
                                                               ----------------------  ----------------------
     Borrowings under credit agreement                                     $      -                $ 43,000
     Securitization Facility                                                 45,230                  39,230
     Note payable to former SRT shareholder, bearing
      interest at 6.5% with interest payable quarterly                        1,300                   1,300
                                                               ----------------------  ----------------------
     Total long-term debt                                                    46,530                  83,530
     Less current maturities                                                 45,230                  82,230
                                                               ----------------------  ----------------------
     Long-term debt, less current portion                                  $  1,300                $  1,300
                                                               ======================  ======================

     In December 2000, the Company entered into the Credit Agreement with a group of banks. The facility matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At June 30, 2003, the margin was 0.875%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

     The Credit Agreement has a maximum borrowing limit of $100.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $50.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of June 30, 2003, the Company had no borrowings under the Credit Agreement.

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

     At June 30, 2003 and December 31, 2002, the Company had unused letters of credit of approximately $17.9 and $19.2 million, respectively.

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

     The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of June 30, 2003 and December 31, 2002, the Company had received $45.2 million and $39.2 million, respectively, in proceeds, with a weighted average interest rate of 1.2% and 1.5%, respectively.

     The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. As of June 30, 2003, the Company was in compliance with the Credit Agreement and Securitization Facility.

Note 8.  Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This pronouncement is effective January 1, 2003. The pronouncement did not have a material impact on the Company's consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has guarantees among the entities within its consolidated group, which are disclosed in the notes to these consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation 46"). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities, as defined. Interpretation 46 applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company is evaluating the impact of this interpretation on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amended SFAS 133 regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company does not anticipate this Statement will have any significant impact on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was developed in response to concerns expressed about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity, but that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 will have no effect on the Company's balance sheet presentation of its debt and equity financial instruments.

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

In addition to constraining fleet size, we reduced our number of two-person driver teams during 2002 and have since held the percentage relatively constant to better match the demand for expedited long-haul service. Our single driver fleets generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the additional expenses and lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. We expect operating statistics and expenses to shift with the mix of single and team operations.

The trucking industry has experienced a significant increase in operating costs over the past three years. The main factors for the industry as well as for us have been an increased annual cost of tractors due to higher initial prices and lower used truck values, a higher overall cost of insurance and claims, and elevated fuel prices. Other than those categories, our expenses have remained relatively constant or have declined as a percentage of revenue.

Looking forward, our profitability goal is to return to an operating ratio of approximately 90%. We expect this to require additional improvements in revenue per tractor per week to overcome expected additional cost increases of insurance and claims, new revenue equipment (discussed below), and other general increases in operating costs, as well as to expand our margins. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.

At June 30, 2003, we operated approximately 3,623 tractors and 7,133 trailers. Of our tractors at June 30, 2003, approximately 2,379 were owned, 890 were financed under operating leases, and 354 were provided by owner-operators, who own and drive the tractors. Of our trailers at June 30, 2003, approximately 3,298 were owned and approximately 3,835 were financed under operating leases. Between 1999 and 2001, the market value of used equipment deteriorated. In recognition of this fact, we recognized pre-tax impairment charges of $15.4 million in the fourth quarter of 2001 and $3.3 million in the first quarter of 2002 in relation to the reduced value of our model year 1998 through 2000 tractors. In addition, we increased the depreciation rate/lease expense on our remaining tractors to reflect our expectations concerning market value at disposition. We estimate the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $.06 per share annually. In June 2003, the Company entered into a trade-in agreement with an equipment manufacturer covering the model year 2001 tractors. Management believes the additional depreciation and lease expense will bring the carrying values of these tractors in line with the disposition values. Our assumptions represent our best estimate, and actual values could differ by the time those tractors are scheduled for trade.

Because of the adverse change from historical purchase prices and residual values, the annual expense per tractor on model year 2003 and 2004 tractors is expected to be higher than the annual expense on the model year 1999 and 2000 units being replaced. We believe the increase in depreciation expense was approximately one-half cent per mile pre-tax during 2002 and will grow to approximately one cent per mile pre-tax in 2003 as all of these new units are delivered. By the time the model year 2001 tractors are traded and the entire fleet is converted in 2004, we expect the total increase in expense to be approximately one and one-half cent pre-tax per mile versus the cost in 2001, excluding any effect of interest rates. The timing of these expenses could be affected if we change our tractor trade cycle to three years, which we are considering. If the tractors are leased instead of purchased, the references to increased depreciation would be reflected as additional lease expense.

We finance a portion of our tractor and trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and seven years for trailers. With our tractor trade cycle currently at approximately four years, we have been purchasing the leased tractors at the expiration of the lease term, although there is no commitment to purchase the tractors. The first trailer leases expire in 2005, and we have not determined whether to purchase trailers at the end of these leases. In April 2003, we entered into a sale-leaseback arrangement covering approximately 1,266 of our trailers. This arrangement is more fully described below.

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

Freight revenue excludes $8.5 million and $5.5 million of fuel and accessorial surcharge revenue in the three months ending June 30, 2003 and 2002, respectively. In the six months ending June 30, 2003 and 2002, freight revenue excludes $18.4 million and $8.7 million of fuel and accessorial surcharge revenue, respectively. For comparison purposes in the table below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

The following table sets forth the percentage relationship of certain items to freight revenue:

                                                                       Three  Months  Ended               Six  Months  Ended
                                                                            June  30,                            June 30,
                                                                 -------------------------------    -------------------------------

                                                                        2003            2002              2003             2002
                                                                 ----------------  -------------    --------------   --------------
      Freight revenue (1)                                              100.0%           100.0%            100.0%           100.0%
      Operating expenses:
        Salaries, wages, and related expenses (1)                       39.4             40.9              40.0             41.5
        Fuel expense (1)                                                14.6             15.0              15.6             15.6
        Operations and maintenance (1)                                   7.1              7.0               7.3              6.8
        Revenue equipment rentals and purchased
           transportation                                               12.0             10.7              11.8             11.1
        Operating taxes and licenses                                     2.7              2.8               2.7              2.7
        Insurance and claims                                             7.0              5.6               6.6              5.6
        Communications and utilities                                     1.3              1.2               1.3              1.3
        General supplies and expenses                                    2.8              2.6               2.6              2.7
        Depreciation and amortization (2)                                7.7              8.6               8.0              9.7
                                                                 ----------------  -------------    --------------   --------------
               Total operating expenses                                 94.6             94.6              95.9             96.9
                                                                 ----------------  -------------    --------------   --------------
               Operating income                                          5.4              5.4               4.1              3.1
      Other (income) expense, net                                        0.4              0.9               0.4              1.3
                                                                 ----------------  -------------    --------------   --------------
               Income before income taxes                                5.0              4.5               3.7              1.8
      Income tax expense                                                 2.7              2.4               2.2              1.3
                                                                 ----------------  -------------    --------------   --------------
      Net income                                                         2.3%             2.1%              1.5%             0.5%
                                                                 ================  =============    ==============   ==============

(1)  Freight  revenue is total  revenue less fuel  surcharge  and  accessorial  revenue.  In this table,  fuel  surcharge  and other accessorial  revenue are shown netted against the appropriate  expense category  (Salaries,  wages, and related expenses,  $1.5 million and $1.8 million in the three months ending June 30, 2003, and 2002, respectively;  Fuel expense, $6.5 million and $3.2 million in the three months ending June 30, 2003, and 2002, respectively; Operations and maintenance, $0.5 million in the three months ending June 30, 2003, and 2002. Salaries,  wages, and related expenses,  $3.3 million and $3.2 million in the six months ending June 30, 2003, and 2002,  respectively;  Fuel expense,  $14.0 million and $4.5 million in the six months ending June 30,
     2003, and 2002, respectively; Operations and maintenance, $1.0 million in the six months ending June 30, 2003, and 2002.)

(2)  Includes a $3.3 million pre-tax impairment charge or 1.2% of revenue in the six months ending June 30, 2002.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30,
2002

For the quarter ending June 30, 2003, revenue increased $1.6 million (1.1%), to $145.9 million, from $144.3 million in the 2002 period. Freight revenue excludes $8.5 million of fuel and accessorial surcharge revenue in the 2003 period and $5.5 million in the 2002 period. For comparison purposes in the discussion below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge and accessorial revenue) decreased $1.4 million (1.0%), to $137.4 million in the three months ended June 30, 2003, from $138.8 million in the same period of 2002. Our freight revenue was affected by a 2.5% decrease in miles per tractor and an increase in non revenue miles, which were partially offset by a 2.3% increase in rate per loaded mile. Revenue per tractor per week decreased to $2,850 in the 2003 period from $2,887 in the 2002 period. Weighted average tractors increased to 3,699 in the 2003 period from 3,688 in the 2002 period. Due to a weak freight environment, we have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $1.5 million in the 2003 period and $1.8 million in the 2002 period, decreased $2.7 million (4.7%), to $54.2 million in the 2003 period, from $56.8 million in the 2002 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.4% in the 2003 period, from 40.9% in the 2002 period. The decrease was largely attributable to our utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated and implementing changes in our pay structure. Our payroll expense for employees other than over the road drivers increased to 7.2% of freight revenue in the 2003 period from 6.9% of freight revenue in the 2002 period due to growth in headcount and a larger number of local drivers in the dedicated fleet. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased to 5.6% of freight revenue in the 2003 period from 6.7% of freight revenue in the 2002 period, partially due to paying lower taxes due to lower payroll amounts and improving claims experience in the Company's health insurance plan.

Fuel expense, net of fuel surcharge revenue of $6.5 million in the 2003 period and $3.2 million in the 2002 period, decreased $0.8 million (3.9%), to $20.0 million in the 2003 period, from $20.9 million in the 2002 period. As a percentage of freight revenue, net fuel expense decreased to 14.6% in the 2003 period from 15.0% in the 2002 period. Fuel prices averaged approximately $0.13 per gallon higher in the 2003 period compared to the 2002 period which resulted in approximately $2.4 million additional fuel expense. However, fuel surcharges amounted to $0.058 per loaded mile in the 2003 period compared to $0.028 per loaded mile in the 2002 period, which more than offset the increased fuel expense with approximately $3.3 million more fuel surcharges in the 2003 period as compared to the 2002 period. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, and lower fuel mileage due to government mandated emissions standards that were effective October 1, 2002, and will result in less fuel efficient engines. We did not have any fuel hedging contracts at June 30, 2003.

Operations and maintenance, net of accessorial revenue of $0.5 million in the 2003 period and 2002 periods, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, remained essentially constant at $9.8 million in the 2003 period and 2002 periods. As a percentage of freight revenue, operations and maintenance remained essentially constant at 7.1% in the 2003 period and 7.0% in the 2002 period.

Revenue equipment rentals and purchased transportation increased $1.7 million (11.3%), to $16.6 million in the 2003 period, from $14.9 million in the 2002 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 12.0% in the 2003 period from 10.7% in the 2002 period. The owner-operators fleet remained essentially constant at an average of 354 units in the 2003 period compared to an average of 350 units in the 2002 period. Over the past several of years, it has become more difficult to retain owner-operators due to the challenging operating conditions. Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The revenue equipment rental expense increased $1.7 million (39.7%), to $6.0 million in the 2003 period, from $4.3 million in the 2002 period. As of June 30, 2003, we had financed approximately 890 tractors and 3,835 trailers under operating leases as compared to 636 tractors and 2,564 trailers under operating leases as of June 30, 2002. On April 14, 2003, we engaged in a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.5 million in cash and leased the trailers back under three year walk away leases. The resulting gain will be amortized over the life of the lease. We will no longer recognize depreciation and interest expense with respect to these trailers.

Operating taxes and licenses decreased $0.2 million (4.3%), to $3.7 million in the 2003 period, from $3.9 million in the 2002 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.7% in the 2003 period and 2.8% in the 2002 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.7 million (22.0%), to $9.6 million in the 2003 period from $7.8 million in the 2002 period. As a percentage of freight revenue, insurance and claims increased to 7.0% in the 2003 period from 5.6% in the 2002 period. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure, and unfavorable accident experience. The retention level for our primary insurance layer increased from $250,000 in 2001 to $500,000 in March of 2002, to $1.0 million in November of 2002, and to $2.0 million on March 1, 2003. We also have a $2.0 million self-insured layer between $5.0 million and $7.0 million per occurrence. Our insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Because of higher self-insured retentions, our future expenses of insurance and claims may be higher or more volatile than in historical periods.

Communications and utilities expense remained essentially constant at $1.7 million in the 2003 and 2002 periods. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% in the 2003 period as compared to 1.2% in the 2002 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.2 million (5.2%), to $3.8 million in the 2003 period, from $3.6 million in the 2002 period. As a percentage of freight revenue, general supplies and expenses increased to 2.8% in the 2003 period from 2.6% in the 2002 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.3 million (10.9%), to $10.6 million in the 2003 period from $11.9 million in the 2002 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.7% in the 2003 period from 8.6% in the 2002 period. The decrease is the result of the April 2003 sale-leaseback transaction involving our trailers and improvement from the sale of equipment partially offset by increased depreciation expense on our 2001 tractors and our new tractors. The sale-leaseback transaction involved approximately 1,266 dry van trailers as discussed in the revenue equipment rentals and purchased transportation section. We sold the trailers to a finance company for approximately $15.5 million in cash and leased the trailers back under three year walk away leases. Our revenue equipment rental expense is expected to increase in the future to reflect this transaction and we will no longer recognize depreciation and interest expense with respect to these trailers. In April 2003, we also entered into an agreement with a finance company to sell approximately 2,585 dry van trailers and to lease an additional 3,600 model year 2004 dry van trailers over the next 12 months. We will sell the trailers, which consist of model year 1991 to model year 1997 dry van trailers, to the finance company for approximately $20.5 million in cash and will lease the additional 3,600 dry van trailers back under seven year walk away leases. Depending on the delivery schedule of the trade equipment, we will recognize either additional depreciation expense or losses on the disposal of equipment up to approximately $2.0 million. The monthly cost of the lease payments will be higher than the cost of the depreciation and interest expense; however there will be no residual risk of loss at disposition. We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation/lease payments on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases; the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $25,000 in the 2003 period compared to a loss of $0.8 million in the 2002 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2003 and 2002, we tested our goodwill for impairment and found no impairment.

Other expense, net, decreased $0.7 million (51.1%), to $0.6 million in the 2003 period, from $1.3 million in the 2002 period. As a percentage of freight revenue, other expense decreased to 0.4% in the 2003 period from 0.9% in the 2002 period. Included in the other expense category are interest expense, interest income, pre-tax non-cash gains related to the accounting for interest rate derivatives under SFAS No. 133 which amounted to approximately $81,000 in the 2003 period and approximately $0.4 million in the 2002 period.

Our income tax expense was $3.7 million and $3.3 million in the 2003 and 2002 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased $0.2 million (6.1%), to $3.2 million in the 2003 period (2.3% of revenue), from $3.0 million in the 2002 period (2.1% of revenue). As a result of the foregoing, our net margin increased to 2.3% in the 2003 period from 2.1% in the 2002 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

For the six months ending June 30, 2003, revenue increased $7.3 million (2.6%), to $283.8 million, from $276.5 million in the 2002 period. Freight revenue excludes $18.4 million of fuel and accessorial surcharge revenue in the 2003 period and $8.7 million in the 2002 period. For comparison purposes in the discussion below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge and accessorial revenue) decreased $2.4 million (0.9%), to $265.5 million in the six months ended June 30, 2003, from $267.9 million in the same period of 2002. Our freight revenue was affected by a 2.4% decrease in miles per tractor and an increase in non revenue miles, which were partially offset by a 2.5% increase in rate per loaded mile. Revenue per tractor per week decreased to $2,764 in the 2003 period from $2,784 in the 2002 period. Weighted average tractors increased to 3,706 in the 2003 period from 3,700 in the 2002 period. Due to a weak freight environment, we have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $3.3 million in the 2003 period and $3.2 million in the 2002 period, decreased $5.0 million (4.5%), to $106.2 million in the 2003 period, from $111.1 million in the 2002 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.0% in the 2003 period, from 41.5% in the 2002 period. The decrease was largely attributable to our utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated and implementing changes in our pay structure. Our payroll expense for employees other than over the road drivers increased to 7.3% of freight revenue in the 2003 period from 7.0% of freight revenue in the 2002 period due to growth in headcount and a larger number of local drivers in the dedicated fleet. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased to 6.2% of freight revenue in the 2003 period from 6.8% of freight revenue in the 2002 period, partially due to paying lower taxes due to lower payroll amounts and improving claims experience in the Company's health insurance plan.

Fuel expense, net of fuel surcharge revenue of $14.0 million in the 2003 period and $4.5 million in the 2002 period, decreased $0.4 million (0.8%), to $41.3 million in the 2003 period, from $41.7 million in the 2002 period. As a percentage of freight revenue, net fuel expense remained essentially constant at 15.6% in the 2003 and 2002 periods. Fuel prices have on average been higher in the 2003 period as compared to the 2002 period which resulted in approximately $9.1 million additional fuel expense. However, fuel surcharges amounted to $0.065 per loaded mile in the 2003 period compared to $0.020 per loaded mile in the 2002 period, which more than offset the increased fuel expense with approximately $9.5 million more fuel surcharges in the 2003 period as compared to the 2002 period. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, and lower fuel mileage due to government mandated emissions standards that were effective October 1, 2002, and will result in less fuel efficient engines. We did not have any fuel hedging contracts at June 30, 2003.

Operations and maintenance, net of accessorial revenue of $1.0 million in the 2003 period and 2002 periods, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, increased $1.1 million (6.3%), to $19.3 million in the 2003 period, from $18.2 million in the 2002 period. As a percentage of freight revenue, operations and maintenance increased to 7.3% in the 2003 period from 6.8% in the 2002 period. We extended the trade cycle on our tractor fleet from three years to four years, which has resulted in an increase in the number of required repairs.

Revenue equipment rentals and purchased transportation increased $1.7 million (5.6%), to $31.4 million in the 2003 period, from $29.7 million in the 2002 period.  As a  percentage  of freight  revenue,  revenue  equipment  rentals and purchased transportation expense increased to 11.8% in the 2003 period from 11.1% in the 2002 period. The owner-operators fleet remained essentially constant at an average of 354 units in the 2003 period compared to an average of 348 units in the 2002 period. Over the past several years, it has become more difficult to retain owner-operators due to the challenging operating conditions. Owner-operators are independent contractors, who provide a tractor and driver and cover all of their operating expenses in exchange for a fixed payment per mile. Accordingly, expenses such as driver salaries, fuel, repairs, depreciation, and interest normally associated with Company-owned equipment are consolidated in revenue equipment rentals and purchased transportation when owner-operators are utilized. The revenue equipment rental expense increased $1.7 million (17.5%), to $11.1 million in the 2003 period, from $9.5 million in the 2002 period. As of June 30, 2003, we had financed approximately 890 tractors and 3,835 trailers under operating leases as compared to 636 tractors and 2,564 trailers under operating leases as of June 30, 2002. On April 14, 2003, we engaged in a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.5 million in cash and leased the trailers back under three year walk away leases. Our revenue equipment rental expense is expected to increase in the future to reflect this transaction. We will no longer recognize depreciation and interest expense with respect to these trailers.

Operating taxes and licenses remained essentially constant at $7.2 million in the 2003 and 2002 periods. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.7% in the 2003 and 2002 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $2.6 million (17.3%), to $17.6 million in the 2003 period from $15.0 million in the 2002 period. As a percentage of freight revenue, insurance and claims increased to 6.6% in the 2003 period from 5.6% in the 2002 period. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure, and unfavorable accident experience. The retention level for our primary insurance layer increased from $250,000 in 2001 to $500,000 in March of 2002, to $1.0 million in November of 2002, and to $2.0 million on March 1, 2003. We also have a $2.0 million self-insured layer between $5.0 million and $7.0 million per occurrence. Our insurance program for liability, physical damage, and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Because of higher self-insured retentions, our future expenses of insurance and claims may be higher or more volatile than in historical periods.

Communications and utilities expense remained essentially constant at $3.4 million in the 2003 period and $3.5 million in the 2002 period. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% in the 2003 and 2002 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.1 million (2.1%), to $7.0 million in the 2003 period, from $7.1 million in the 2002 period. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.6% in the 2003 period and 2.7% in the 2002 period.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, decreased $4.8 million (18.3%), to $21.2 million in the 2003 period from $26.0 million in the 2002 period. As a percentage of freight revenue, depreciation and amortization decreased to 8.0% in the 2003 period from 9.7% in the 2002 period. The decrease in part resulted because we did not have an impairment charge in the 2003 period, as we did in the 2003 period. In addition, we executed the April 2003 sale-leaseback transaction, and improved the results of our sale of equipment. These factors were partially offset by increased depreciation expense on our 2001 tractors and on our new tractors. In the 2002 period, we recognized a pre-tax charge of approximately $3.3 million to reflect an impairment in tractor values. See "Impairment of Equipment and Change in Estimated Useful Lives," in Note 6 to the Consolidated Financial Statements, for additional information. In April 2003, we entered into a sale-leaseback transaction which involved approximately 1,266 dry van trailers as discussed in the revenue equipment rentals and purchased transportation section. We sold the trailers to a finance company for approximately $15.5 million in cash and leased the trailers back under three year walk away leases. Our revenue equipment rental expense is expected to increase in the future to reflect this transaction and we will no longer recognize depreciation and interest expense with respect to these trailers. We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation/lease payments on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases; the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Gain on the disposal of tractors and trailers was approximately $0.2 million in the 2003 period compared to a loss of $1.4 million in the 2002 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2003 and 2002, we tested our goodwill for impairment and found no impairment.

Other expense, net, decreased $2.3 million (65.3%), to $1.2 million in the 2003 period, from $3.5 million in the 2002 period. As a percentage of freight revenue, other expense decreased to 0.4% in the 2003 period from 1.3% in the 2002 period. Included in the other expense category are interest expense, interest income, pre-tax non-cash gains related to the accounting for interest rate derivatives under SFAS No. 133 which amounted to approximately $60,000 in the 2003 period and approximately $0.2 million in the 2002 period and an early extinguishment of debt charge.

During the first quarter of 2002, we prepaid the remaining $20 million in previously outstanding 7.39% ten year, private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, we recognized an approximate $1.4 million pre-tax charge to reflect the early extinguishment of debt. The losses related to the write off of debt issuance and other deferred financing costs and a premium paid on the retirement of the notes. Upon adoption of SFAS 145 in 2003, we reclassified the charge and it is no longer classified as an extraordinary item.

Our income tax expense was $5.7 million and $3.6 million in the 2003 and 2002 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased $2.7 million (204.9%), to $4.0 million in the 2003 period (1.5% of revenue), from $1.3 million in the 2002 period (0.5% of revenue). As a result of the foregoing, our net margin increased to 1.5% in the 2003 period from 0.5% in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

Historically our growth has required significant capital investments. We historically have financed our expansion requirements with borrowings under a line of credit, cash flows from operations and long-term operating leases. Our primary sources of liquidity at June 30, 2003, were funds provided by operations, proceeds under the Securitization Facility (as defined below), borrowings under our primary credit agreement, which had maximum available borrowing of $100.0 million at June 30, 2003 (the "Credit Agreement"), the April 2003 sale-leaseback transaction, and operating leases of revenue equipment. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months.

Net cash provided by operating activities was $35.1 million in the 2003 period and $30.7 million in the 2002 period. Our primary sources of cash flow from operations in the 2003 period were net income and depreciation and amortization. Depreciation and amortization in the 2002 period included a $3.3 million pre-tax impairment charge.

Net cash provided by investing activities was $3.9 million in the 2003 period and was derived from the sale of revenue equipment. The cash used in the 2002 period, $28.3 million, related to the financing of tractors, which were previously financed through operating leases, using proceeds from the Credit Agreement. Anticipated capital expenditures are expected to increase in 2003 as the Company has agreed to purchase and trade a significant number of tractors and trailers. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $50.0 million in 2003, exclusive of acquisitions, if we remain on a four-year trade cycle for tractors. The reduction from the first quarter estimate of $80.0 million is primarily due to the deferral of purchasing 100 new tractors and entering into operating leases. If we change our trade cycle back to three years, our capital expenditures could increase significantly.

Net cash used in financing activities was $36.2 million in the 2003 period, and $1.6 million in the 2002 period. During the six month period ended June 30, 2003, we reduced outstanding balance sheet debt by $37.0 million. Approximately $15.5 million of this reduction was from proceeds of the April 2003 sale-leaseback transaction. At June 30, 2003, we had outstanding debt of $46.5 million, primarily consisting of $45.2 million in the Securitization Facility and a $1.3 million interest bearing note to the former primary stockholder of SRT. Interest rates on this debt range from 1.2% to 6.5%.

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

In December 2000, we entered into the Credit Agreement with a group of banks, which expires in December, 2005. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At June 30, 2003, the margin was 0.875%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

At December 31, 2002, the Credit Agreement had a maximum borrowing limit of $120.0 million. When the facility was extended in February 2003, the borrowing limit was reduced to $100.0 million with an accordion feature which permits an increase up to a borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit were limited to an aggregate commitment of $20.0 million at December 31, 2002, and were increased to a limit of $50.0 million in February 2003. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all of our assets if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of June 30, 2003, we had no borrowings under the Credit Agreement.

In December 2000, we entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of June 30, 2003, there were $45.2 million in proceeds received. The transaction did not meet the criteria for sale treatment under Financial Accounting Standard No. 140 and is reflected as a secured borrowing in the financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. The Company is in compliance with these agreements as of June 30, 2003.

Contractual Obligations and Commitments - In April 2003, we engaged in a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.5 million in cash and leased the trailers back under three year walk away leases. The resulting gain was approximately $0.3 million and will be amortized over the life of the lease. The monthly cost of the lease payments will be higher than the cost of the depreciation and interest expense; however there will be no residual risk of loss at disposition.

In April 2003, we also entered into an agreement with a finance company to sell approximately 2,585 dry van trailers and to lease an additional 3,600 model year 2004 dry van trailers over the next 12 months. We will sell the trailers, which consist of model year 1991 to model year 1997 dry van trailers, to the finance company for approximately $20.5 million in cash and will lease the additional 3,600 dry van trailers back under seven year walk away leases. Depending on the delivery schedule of the trade equipment, we will recognize either additional depreciation expense or losses on the disposal of equipment up to approximately $2.0 million. The monthly cost of the lease payments will be higher than the cost of the depreciation and interest expense; however there will be no residual risk of loss at disposition.

We had commitments outstanding related to equipment, debt obligations, and diesel fuel purchases as of January 1, 2003. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, and cash flows from operations. We have the option to cancel commitments relating to equipment with 60 days notice.

The following table sets forth our contractual cash obligations and commitments as of January 1, 2003.

Payments Due By Period                                                                                            There-
(in thousands)                           Total        2003        2004        2005         2006        2007        after
                                      ----------- ----------- ----------- ------------ ----------- ----------- ------------
Long Term Debt                          $  1,300      $    -     $ 1,300      $     -     $     -     $     -      $     -

Short Term Debt (1)                       82,230      82,230           -            -           -           -            -

Operating Leases                          62,308      21,017      12,502       10,852       6,823       4,665        6,449

Lease residual value guarantees           56,802      25,699           -        9,910       3,553       5,590       12,050

Purchase Obligations:

Diesel fuel (2)                           52,477      48,020       4,457            -           -           -            -

Equipment (3)                             85,986      85,986           -            -           -           -            -
                                      ----------- ----------- ----------- ------------ ----------- ----------- ------------
Total Contractual Cash Obligations      $341,103    $262,952     $18,259      $20,762     $10,376     $10,255      $18,499
                                      =========== =========== =========== ============ =========== =========== ============

(1)  In the 2003 period,  approximately $39 million of this amount represents proceeds drawn under our Securitization  Facility. The net proceeds under the  Securitization  Facility are required to be shown as a current liability  because the term,  subject to annual renewals, is 364 days. We expect the Securitization Facility to be renewed in 2003.

(2)  This amount  represents volume purchase  commitments for the 2003 period through our truck stop network.  We estimate that this amount represents approximately one-half of our fuel needs for the 2003 period.

(3)  Amount reflects gross purchase price of obligations if all leased equipment is purchased.

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

Our critical accounting policies include the following:

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. We depreciate revenue equipment over five to eight years with salvage values ranging from 25% to 48%. We continually evaluate the salvage value, useful life, and annual depreciation of tractors and trailers based on the current market environment and on our recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in the statements of income.

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

Lease Accounting - We lease a significant portion of our tractor and trailer fleet using operating leases. Substantially all of the leases have residual value guarantees under which we must insure that the lessor receives a negotiated amount for the equipment at the expiration of the lease. In accordance with SFAS No. 13, Accounting for Leases, the rental expense under these leases is reflected as an operating expense under "revenue equipment rentals and purchased transportation." To the extent the expected value at the lease termination date is lower than the residual value guarantee; we accrue for the difference over the remaining lease term. The estimated values at lease termination involve management judgments. Operating leases are carried off balance sheet in accordance with SFAS No. 13.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the six months ending June 30, 2003, diesel fuel expenses net of fuel surcharge represented 15.1% of our total operating expenses and 15.6% of freight revenue. At June 30, 2003, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

The Credit Agreement, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At June 30, 2003, the fair value of these interest rate swap agreements was a liability of $1.7 million. At June 30, 2003, we had no borrowings under the Credit Agreement and therefore no outstanding debt subject to variable rates. An increase or decrease in LIBOR would not impact our pre-tax interest expense.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

Item 1.            Legal Proceedings.
                   None

Items 2 and 3.     Not applicable

Item 4.            Submission of Matters to Vote of Security Holders.

     The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 22, 2003, for the purpose of (a) electing eight directors for one-year terms, (b) ratification of the selection of KPMG LLP as independent public accountants for the Company for 2003, and (c) approving the Company's 2003 Incentive Stock Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

         The voting tabulation on the election of directors was as follows:

                                         Shares Voted          Shares Voted                      Shares Voted
                                             "FOR"             "AGAINST"                         "ABSTAIN"
      David R. Parker                    13,740,740                     -                         1,683,710
      Michael W. Miller                  13,740,680                     -                         1,683,770
      Mark A. Scudder                    13,759,596                     -                         1,664,854
      William T. Alt                     13,742,180                     -                         1,682,270
      Hugh O. Maclellan, Jr.             13,759,796                     -                         1,664,654
      Robert E. Bosworth                 13,759,796                     -                         1,664,654
      Bradley A. Moline                  13,869,967                     -                         1,554,483
      Niel B. Nielson                    15,234,106                     -                           190,344

     The voting tabulation on the selection of accountants was "FOR" 13,855,505; "AGAINST" 7,830,505; and "ABSTAIN"164.

     The voting tabulation approving the Company's 2003 Incentive Stock Plan was "FOR" 12,783,028, "AGAINST" 2,115,957, "ABSTAIN" 16,011 and "DELIVERED NOT
VOTED" 509,454.

Item 5.            Not applicable

Item 6.            Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number             Reference    Description
3.1                (1)          Restated Articles of Incorporation
3.2                (1)          Amended Bylaws dated September 27, 1994.
4.1                (1)          Restated Articles of Incorporation
4.2                (1)          Amended Bylaws dated September 27, 1994.
10.1               #            Amendment No. 3 to Credit Agreement dated June 11, 2003, among Covenant Asset Management, Inc.,
                                Covenant Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement.
10.2               (2)          Covenant Transport, Inc. 2003 Incentive Stock Plan, filed as Appendix B.
10.3               #            Consolidating Amendment No. 1 to Loan Agreement effective May 2, 2003, among CVTI Receivables Corp.,
                                Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc.,
                                (formerly SunTrust Equitable Securities Corporation).

31.1               #            Certification of David R. Parker pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a),
                                as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2               #            Certification of Joey B. Hogan pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a), as
                                adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32                 #            Certification of David R. Parker and Joey B. Hogan pursuant to Securities Exchange Act Rules
                                13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
-----------------------------------------------------------------------------------------------------------------------------------
References:
(1)  Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)  Schedule 14A, filed April 16, 2003.
#    Filed herewith.

(b) A Form 8-K was filed on April 23, 2003 to report information regarding the Company's press release announcing its first quarter financial and operating results.
                                                                         Page 26

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COVENANT TRANSPORT, INC.


Date: August 8, 2003      /s/ Joey B. Hogan
                          -----------------
                          Joey B. Hogan
                          Senior Vice President and Chief Financial
                          Officer, in his capacity as such and on
                          behalf of the issuer.