Form 10-Q
period 2003-09-30
COVENANT TRANSPORT INC
filed 2003-10-28
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from            to

Commission File Number 0-24960


                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                           88-0320154
--------------------------------               -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 No.)

   400 Birmingham Hwy.
   Chattanooga, TN 37419                                    37419
--------------------------------               --------------------------------
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

         YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 24, 2003).

             Class A Common Stock, $.01 par value: 12,265,525 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                               Page Number
Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
                  December 31, 2002                                                                                  3

                  Condensed Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2003 and 2002 (Unaudited)                                                            4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2003 and 2002 (Unaudited)                                                            5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                       12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                  24

Item 4. Controls and Procedures                                                                                     25

                                     PART II
                                OTHER INFORMATION

                                                                                                               Page Number

Item 1.  Legal Proceedings                                                                                          26
Items 2, 3, 4, and 5.  Not applicable                                                                               26

Item 6.  Exhibits and reports on Form 8-K                                                                           26

ITEM 1. FINANCIAL STATEMENTS

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   September 30,        December 31, 2002
                                                                                       2003
                                    ASSETS                                          (unaudited)
                                   --------                                    ---------------------  ----------------------
Current assets:
  Cash and cash equivalents                                                               $   1,837               $      42
  Accounts receivable, net of allowance of $1,400 in 2003
      and $1,800 in 2002                                                                     61,872                  65,041
  Drivers advances and other receivables                                                      6,204                   3,480
  Inventory and supplies                                                                      3,340                   3,226
  Prepaid expenses                                                                           11,123                  14,450
  Deferred income taxes                                                                      11,108                  11,105
  Income taxes receivable                                                                     2,076                   2,585
                                                                               ---------------------  ----------------------
Total current assets                                                                         97,560                  99,929

Property and equipment, at cost                                                             344,709                 392,498
Less accumulated depreciation and amortization                                            (125,872)               (154,010)
                                                                               ---------------------  ----------------------
Net property and equipment                                                                  218,837                 238,488

Other assets                                                                                 23,193                  23,124
                                                                               ---------------------  ----------------------

Total assets                                                                               $339,590                $361,541
                                                                               =====================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------
Current liabilities:
  Current maturities of long-term debt                                                        2,000                  43,000
  Securitization facility                                                                    41,353                  39,230
  Accounts payable                                                                            8,661                   6,921
  Accrued expenses                                                                           23,208                  17,220
  Insurance and claims accrual                                                               25,691                  21,210
                                                                               ---------------------  ----------------------
Total current liabilities                                                                   100,913                 127,581

  Long-term debt, less current maturities                                                     1,300                   1,300
  Deferred income taxes                                                                      50,572                  57,072
                                                                               ---------------------  ----------------------
Total liabilities                                                                           152,785                 185,953

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares
    authorized; 13,215,831 and 12,999,315 shares issued and 12,244,331 and 12,027,815 outstanding as of September 30, 2003 and December 31,
    2002, respectively                                                                          132                     130
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
    2,350,000 shares issued and outstanding as of September 30, 2003 and
    December 31, 2002                                                                            24                      24
  Additional paid-in-capital                                                                 87,655                  84,492
  Treasury stock at cost; 971,500 shares as of September 30, 2003 and
    December 31, 2002                                                                       (7,935)                 (7,935)
  Retained earnings                                                                         106,929                  98,877
                                                                               ---------------------  ----------------------
Total stockholders' equity                                                                  186,805                 175,588
                                                                               ---------------------  ----------------------
Total liabilities and stockholders' equity                                                $ 339,590              $  361,541
                                                                               =====================  ======================
The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (In thousands except per share data)

                                                              Three months ended                 Nine months ended
                                                                September 30,                      September 30,
                                                                 (unaudited)                        (unaudited)
                                                       ---------------------------------   ------------------------------

                                                                2003             2002             2003           2002
                                                                ----             ----             ----           ----

Freight revenue                                               $ 138,245       $ 135,275        $ 403,708      $ 403,135
Fuel surcharge and other accessorial revenue                      8,238           5,948           26,592         14,619
                                                       ---------------------------------   ------------------------------
  Total revenue                                               $ 146,483       $ 141,223        $ 430,300      $ 417,754

Operating expenses:
  Salaries, wages, and related expenses                          55,863          55,315          165,335        169,647
  Fuel expense                                                   26,370          24,077           81,660         70,223
  Operations and maintenance                                     10,161          10,697           30,446         29,824
  Revenue equipment rentals and purchased
     transportation                                              18,634          14,711           50,014         44,368
  Operating taxes and licenses                                    3,343           3,165           10,519         10,357
  Insurance and claims                                            8,240           7,840           25,836         22,844
  Communications and utilities                                    1,868           1,567            5,307          5,103
  General supplies and expenses                                   3,527           3,579           10,526         10,727
  Depreciation, amortization and impairment
     charge, including gains (losses) on disposition
     of equipment (1)                                             9,991          11,492           31,208         37,466
                                                       ---------------------------------   ------------------------------
Total operating expenses                                        137,997         132,443          410,851        400,559
                                                       ---------------------------------   ------------------------------
Operating income                                                  8,486           8,780           19,449         17,195
Other (income) expenses:
  Interest expense                                                  538             868            1,786          2,802
  Interest income                                                  (43)            (18)            (106)           (52)
  Other                                                           (251)             738            (206)            949
  Early extinguishment of debt (2)                                    -               -                -          1,434
                                                       ---------------------------------   ------------------------------
Other (income) expenses, net                                        244           1,588            1,474          5,133
                                                       ---------------------------------   ------------------------------
Income before income taxes                                        8,242           7,192           17,975         12,062

Income tax expense                                                4,192           3,581            9,923          7,138
                                                       ---------------------------------   ------------------------------
Net income                                                    $   4,050       $   3,611         $  8,052       $  4,924
                                                       =================================   ==============================

Net income per share:

Basic earnings per share:                                     $    0.28       $    0.25         $   0.56       $   0.35
Diluted earnings per share:                                   $    0.28       $    0.25         $   0.55       $   0.34

Weighted average shares outstanding                              14,461          14,317           14,413         14,171

Weighted average shares outstanding adjusted for
assumed conversions                                              14,692          14,704           14,652         14,465

(1)  Includes a $3.3 million pre-tax impairment charge in the nine month period ended September 30, 2002.
(2)  Reflects the  reclassification  of early  extinguishment of debt due to the adoption of SFAS 145 in the nine month period ended September 30, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (In thousands)

                                                                                        Nine months ended September 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                            2003                       2002
                                                                                            ----                       ----
Cash flows from operating activities:
Net income                                                                                 $  8,052                $   4,924
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Net provision for losses on accounts receivables                                           44                      672
      Loss on early extinguishment of debt, net of tax                                            -                      890
      Depreciation, amortization and impairment of assets(1)                                 32,096                   35,805
      Provision for losses on guaranteed residuals                                                -                      324
      Deferred income tax (benefit)/expense                                                 (6,503)                      676
      Income tax benefit from exercise of stock options                                         571                      746
      (Gain)/loss on disposition of property and equipment                                    (887)                    1,661
      Changes in operating assets and liabilities:
        Receivables and advances                                                                401                  (2,999)
        Prepaid expenses                                                                      3,327                    2,583
        Inventory and supplies                                                                (114)                      345
        Accounts payable and accrued expenses                                                12,717                   10,090
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              49,704                   55,717

Cash flows from investing activities:
      Acquisition of property and equipment                                                (58,937)                 (40,244)
      Proceeds from disposition of property and equipment                                    47,630                    6,867
                                                                                  ------------------         -----------------
Net cash flows used in investing activities                                                (11,307)                 (33,377)

Cash flows from financing activities:
     Deferred costs                                                                           (318)                        -
     Exercise of stock options                                                                2,593                    3,847
     Proceeds from issuance of long-term debt                                                39,000                   54,000
     Repayments of long-term debt                                                          (77,877)                 (79,438)
                                                                                  ------------------         -----------------
Net cash flows used in financing activities                                                (36,602)                 (21,591)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                       1,795                      749

Cash and cash equivalents at beginning of period                                                 42                      383
                                                                                  ------------------         -----------------

Cash and cash equivalents at end of period                                               $    1,837                $   1,132
                                                                                  ==================         =================

     (1)  Includes a $3.3 million pre-tax impairment charge in the nine month period ended September 30, 2002.

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

Note 2.  Basic and Diluted Earnings per Share

      The following  table sets forth for the periods  indicated the calculation
      of  net  earnings  per  share  included  in  the  Company's   consolidated
      statements of operations:

(in thousands except per share data)                    Three months ended           Nine months ended
                                                           September 30,               September 30,
                                                         2003          2002          2003          2002
                                                         ----          ----          ----          ----
Numerator:

 Net earnings                                           $ 4,050       $ 3,611       $ 8,052       $ 4,924

Denominator:

  Denominator for basic earnings
    per share - weighted-average shares                  14,461        14,317        14,413        14,171

Effect of dilutive securities:

  Employee stock options                                    231           387           239           294
                                                      ----------    ----------    ----------    ----------
Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed
conversions                                              14,692        14,704        14,652        14,465
                                                      ==========    ==========    ==========    ==========
Net income per share:

Basic earnings per share:                                 $0.28         $0.25         $0.56         $0.35

Diluted earnings per share:                               $0.28         $0.25         $0.55         $0.34

     Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Employee stock options in the table above exclude 60,000 and 45,000 in the three months ended September 30, 2003 and 2002, respectively, and 60,000 and 47,500 in the nine month periods ended September 30, 2003 and 2002, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. At September 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under SFAS No. 123, Accounting for Stock-Based Compensation, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.3% to 3.5%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 52.5% for the 2003 periods, and 53.3% for the 2002 periods. Using these assumptions, the fair value of the employee stock options granted, net of the related tax effects, in the three months ended September 30, 2003 and 2002 periods are $0.4 million, and in the nine months ended September 30, 2003 and 2002 periods are $1.4 million and $1.3 million, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

       (in thousands except per share data)                          Three months ended           Nine months ended
                                                                        September 30,               September 30,
                                                                       2003          2002          2003          2002
                                                                       ----          ----          ----          ----
      Net income, as reported:                                       $ 4,050       $ 3,611       $ 8,052       $ 4,924

      Deduct: Total stock-based employee compensation
      expense determined under fair value based method for all
      awards, net of related tax effects                               (384)         (444)       (1,400)       (1,336)
                                                                  -----------   ------------  ------------  ------------

      Pro forma net income                                             3,666         3,167         6,652         3,588


      Basic earnings per share:
        As reported                                                    $0.28         $0.25         $0.56         $0.35
        Pro forma                                                      $0.25         $0.22         $0.46         $0.25

      Diluted earnings per share:
        As reported                                                    $0.28         $0.25         $0.55         $0.34
        Pro forma                                                      $0.25         $0.22         $0.45         $0.25

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

Note 4.  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, is no longer amortized after January 1, 2002. Furthermore, any goodwill that is acquired in a purchase business combination completed after June 30, 2001, is not amortized. During the second quarter of 2003, the Company completed its evaluation of its goodwill for impairment and determined that there was no impairment. At September 30, 2003 and December 31, 2002, the Company had $11.5 million of goodwill.

Note 5.  Derivative Instruments and Other Comprehensive Income

     The FASB issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At September 30, 2003 and September 30, 2002, the fair value of these interest rate swap agreements was a liability of $1.5 million and $1.7 million, respectively, which are included in accrued expenses on the consolidated balance sheets.

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

     The derivative activity, as reported in the Company's financial statements for the nine months ended September 30, is summarized in the following:

     (in thousands)                                                              Nine months ended
                                                                                  September 30,
                                                                               2003           2002
                                                                               ----           ----
     Net liability for derivatives at January 1                               $(1,645)      $(1,932)

     Gain (loss) on derivative instruments:

        Loss in value of derivative instruments that do not qualify as
          hedging instruments                                                      187         (925)

        Gain on fuel hedge contracts that qualify as cash flow hedges                -         1,779
                                                                            -----------   -------------

     Net liability for derivatives at September 30                            $(1,458)      $(1,078)
                                                                            ===========   =============

     The following is a summary of comprehensive income as of September 30:
     (in thousands)                                                              Nine months ended
                                                                                  September 30,
                                                                               2003           2002
                                                                               ----           ----

     Net Income:                                                              $  8,052      $  4,924
     Other comprehensive income:
        Gain on fuel hedge contracts that qualify as cash  flow hedges               -         1,779
        Tax benefit                                                                  -         (676)
                                                                            -----------   -------------
        Unrealized gain on cash flow hedging derivatives, net of tax                 -         1,103
        Comprehensive income                                                  $  8,052      $  6,027
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

     The Company's approximately 1,400 model year 2001 tractors were not affected by the charge. The Company adjusted the depreciation rate of these model year 2001 tractors to approximate its experience with disposition values and expectation for future disposition values. The Company also increased the lease expense on its leased units because management anticipated market values at disposition to have an approximately $1.4 million shortfall versus the guaranteed residual values. The Company is recording such amount as additional lease expense ratably over the remaining lease term. In June 2003, the Company entered into a trade-in agreement with an equipment manufacturer covering the model year 2001 tractors. Based on the trade-in agreement, management believes the additional depreciation and lease expense will bring the carrying values of these tractors in line with the disposition values. Management estimates the impact of the change in the estimated useful lives and depreciation on the 2001 model year tractors to be approximately $1.5 million pre-tax or $0.06 per share annually through the first quarter of 2004.

Note 7.  Securitization Facility and Long-term Debt

     Outstanding debt consisted of the following at September 30, 2003 and December 31, 2002:

      (in thousands)                                                  September 30, 2003       December 31, 2002
                                                                     ----------------------  ----------------------
      Securitization Facility                                                     $ 41,353                $ 39,230
                                                                     ======================  ======================
      Borrowings under credit agreement                                           $  2,000                $ 43,000
      Note payable to former SRT shareholder, bearing
        interest at 6.5% with interest payable quarterly                             1,300                   1,300
                                                                     ----------------------  ----------------------
      Total long-term debt                                                           3,300                  44,300
      Less current maturities                                                        2,000                  43,000
                                                                     ----------------------  ----------------------
      Long-term debt, less current portion                                        $  1,300                 $ 1,300
                                                                     ======================  ======================

     In December 2000, the Company entered into the Credit Agreement with a group of banks. The facility matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 0.875% at September 30, 2003). At September 30, 2003, the Company had only base rate borrowings outstanding on which the interest rate was 2.4%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

     The Credit Agreement has a maximum borrowing limit of $100.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $50.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of September 30, 2003, the Company had $2.0 million of borrowings outstanding under the Credit Agreement. At September 30, 2003 and December 31, 2002, the Company had undrawn letters of credit outstanding of approximately $41.6 million and $19.2 million, respectively.

     In October 1995, the Company issued $25 million in ten-year senior notes to an insurance company. On March 15, 2002, the Company retired the remaining $20 million in senior notes with borrowings from the Credit Agreement and incurred a $0.9 million after-tax extraordinary item ($1.4 million pre-tax) to reflect the early extinguishment of this debt. Upon adoption of SFAS No. 145 in 2003, the Company reclassified the charge and it is no longer classified as an extraordinary item.

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

     The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of September 30, 2003 and December 31, 2002, the Company had received $41.4 million and $39.2 million, respectively, in proceeds, with a weighted average interest rate of 1.1% and 1.5%, respectively.

     The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. As of September 30, 2003, the Company was in compliance with the Credit Agreement and Securitization Facility.

Note 8.  Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 provided new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This pronouncement was effective January 1, 2003. The pronouncement did not have a material impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
     Corrections. SFAS 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The Company adopted SFAS 145 effective January 1, 2003, which resulted in the reclassification of the fiscal year 2002 loss on extinguishment of debt.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation/Transition and Disclosure, an amendment of FASB Statement No.
     123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Interpretation 46 addresses the consolidation by business enterprises of variable interest entities, as defined. Interpretation 46 applied immediately to variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the recognition provisions of Interpretation 46 apply to that entity as of the first interim period ending after December 15, 2003. The Company is evaluating the impact of this interpretation on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amended SFAS 133 regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of this statement will not have any significant impact on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was developed in response to concerns expressed about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity, but that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not affect the Company's balance sheet presentation of its debt and equity financial instruments.

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

Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," "plans," "intends," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess tractor or trailer capacity in the trucking industry; decreased demand for our services or loss of one or more or our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at our facilities, or at customer, port, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection, the volume and terms of diesel purchase commitments, interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment; the resale value of our used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and independent contractors; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other matters; high insurance premiums and deductible amounts; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including revised hours-of-service requirements for drivers; our ability to successfully execute our initiative of improving the profitability of medium length of haul, or "in-between," movements; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with the various disclosures we make in press releases, stockholder reports, and filings with the Securities and Exchange Commission.

For the quarter ended September 30, 2003, our total revenue increased 3.7%, our net income increased 12.1%, and our net income per diluted share increased 12.0%, all as compared to the same quarter of 2002. The primary factors that led to this improvement were strong freight demand, particularly during September, which helped us raise our revenue per tractor by approximately 3.8%. This improvement was partially offset by an increase of just less than one cent per mile in our after-tax costs.

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

We are currently undertaking an intense evaluation of the freight in what we call "in-between" movements. In-between movements generally have lengths of haul between 510 and 800 miles. They are longer than one-day regional moves but not long enough for expedited team service or two full days with a single driver. In many instances, the revenue we have generated from in-between movements has been insufficient to generate the profitability we desire based on the amount of time the tractor and driver are committed to the load. Accordingly, we are examining each in-between movement and are negotiating with customers to raise rates, obtain more favorable loads, or cease hauling the in-between loads. During our most recent quarter, these in-between movements represented approximately one quarter of our total loads, and we believe they have been significantly less profitable than our longer lengths of haul. Based on the initial results of these efforts, we believe that we have significant opportunities to improve our profitability as we continue to focus on our in-between loads.

The trucking industry has experienced significant increases in operating costs over the past three years. The main factors for the industry as well as for us have been an increased annual cost of tractors due to higher initial prices and lower used truck values, higher maintenance expense due to operating an older fleet, a higher overall cost of insurance and claims, and elevated fuel prices. Other than those categories, our total expenses have remained relatively constant or have declined as a percentage of revenue.

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

We recognized pre-tax impairment charges of $15.4 million in the fourth quarter of 2001 and $3.3 million in the first quarter of 2002 in relation to the reduced value of our model year 1998 through 2000 tractors. In addition, we increased the depreciation rate/lease expense on our remaining tractors to reflect our expectations concerning market value at disposition and in June 2003 we entered into a trade-in agreement with an equipment manufacturer with trade-in values which approximate the expected disposition value.

Because of the adverse change from historical purchase prices and residual values, the annual expense per tractor on model year 2003 and 2004 tractors is expected to be higher than the annual expense on the units being replaced. By the time the entire fleet is converted, anticipated in 2004, we expect the total increase in expense to be approximately one and one-half cent pre-tax per mile, excluding cost of financing. The timing of these expenses could be affected in future periods, because we are in the process of changing our tractor trade cycle from a period of approximately four years to three years. If the tractors are leased instead of purchased, the references to increased depreciation would be reflected as additional lease expense.

We finance a portion of our tractor and trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and seven years for trailers. With our tractor trade cycle currently transitioning from approximately four years back to three years, we have been purchasing the leased tractors at the expiration of the lease term, although there is no commitment to purchase the tractors. The first trailer leases expire in 2005, and we have not determined whether to purchase trailers at the end of these leases. In April 2003, we entered into a sale-leaseback arrangement covering approximately 1,266 of our trailers. This arrangement is more fully described below.

Independent contractors (owner operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, we evaluate our efficiency using net margin rather than operating ratio.

Freight revenue (total revenue less fuel surcharge and accessorial revenue) excludes $8.2 million and $5.9 million of fuel and accessorial surcharge revenue in the three months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003 and 2002, freight revenue excludes $26.6 million and $14.6 million of fuel and accessorial surcharge revenue, respectively. For comparison purposes in the table below, we use freight revenue when discussing changes as a percentage of revenue. We believe excluding these sometimes volatile sources of revenue affords a more consistent basis for comparing the results of operations from period to period.

The following table sets forth the percentage relationship of certain items to freight revenue:

                                                              Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                      -----------------------------------   ------------------------------

                                                             2003              2002             2003            2002
                                                      -------------------  --------------   -------------- ---------------
      Freight revenue (1)                                  100.0%             100.0%           100.0%         100.0%
      Operating expenses:
        Salaries, wages, and related expenses (1)           39.3               39.5             39.8           40.8
        Fuel expense (1)                                    14.6               15.2             15.2           15.4
        Operations and maintenance (1)                       6.9                7.5              7.2            7.0
        Revenue equipment rentals and purchased
           transportation                                   13.5               10.9             12.4           11.0
        Operating taxes and licenses                         2.4                2.3              2.6            2.6
        Insurance and claims                                 6.0                5.8              6.4            5.7
        Communications and utilities                         1.4                1.2              1.3            1.3
        General supplies and expenses                        2.6                2.6              2.6            2.7
        Depreciation and amortization (2)                    7.2                8.5              7.7            9.3
                                                      -------------------  --------------   -------------- ---------------
               Total operating expenses                     93.9               93.5             95.2           95.8
                                                      -------------------  --------------   -------------- ---------------
               Operating income                              6.1                6.5              4.8            4.2
      Other (income) expense, net                            0.2                1.2              0.4            1.2
                                                      -------------------  --------------   -------------- ---------------
               Income before income taxes                    5.9                5.3              4.4            3.0
      Income tax expense                                     3.0                2.6              2.4            1.8
                                                      -------------------  --------------   -------------- ---------------

      Net income                                             2.9%               2.7%             2.0%           1.2%
                                                     ===================  ==============   ============== ===============

(1) Freight revenue is total revenue less fuel surcharge and accessorial revenue. In this table, fuel surcharge and other accessorial revenue are shown netted against the appropriate expense category (Salaries, wages, and related expenses, $1.5 million and $1.9 million in the three months ended September 30, 2003, and 2002, respectively; Fuel expense, $6.2 million and $3.5 million in the three months ended September 30, 2003, and 2002, respectively; Operations and maintenance, $0.5 million and $0.6 million in the three months ended September 30, 2003, and 2002, respectively. Salaries, wages, and related expenses, $4.8 million and $5.1 million in the nine months ended September 30, 2003, and 2002, respectively; Fuel expense, $20.2 million and $8.0 million in the nine months ended September 30, 2003, and 2002, respectively; Operations and maintenance, $1.5 million in the nine months ended September 30, 2003, and 2002.)

(2) Includes a $3.3 million pre-tax impairment charge or 0.8% of revenue in the nine months ended September 30, 2002.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2003, total revenue increased $5.3 million, or 3.7%, to $146.5 million, from $141.2 million in the 2002 period. Freight revenue excludes $8.2 million of fuel and accessorial surcharge revenue in the 2003 period and $5.9 million in the 2002 period. For comparison purposes in the discussion below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge and accessorial revenue) increased $3.0 million, or 2.2%, to $138.2 million in the three months ended September 30, 2003, from $135.3 million in the same period of 2002. Revenue per tractor per week increased to $2,927 in the 2003 period from $2,819 in the 2002 period, primarily attributable to a 2.8% increase in miles per tractor and a 1.9% increase in rate per loaded mile, which were partially offset by an increase in non revenue miles. Weighted average tractors decreased to 3,584 in the 2003 period from 3,639 in the 2002 period. We have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $1.5 million in the 2003 period and $1.9 million in the 2002 period, increased $0.9 million, or 1.7%, to $54.4 million in the 2003 period, from $53.5 million in the 2002 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.3% in the 2003 period, from 39.5% in the 2002 period. Driver pay decreased to 27.2% of freight revenue in the 2003 period from 27.8% of freight revenue in the 2002 period principally because of a decline in the percentage of revenue generated by company trucks as a percentage of the total revenue generated by all trucks, including independent contractors. Our payroll expense for employees other than over the road drivers increased to 7.5% of freight revenue in the 2003 period from 7.3% of freight revenue in the 2002 period due to growth in headcount and a larger number of local drivers in the dedicated fleet. Health insurance, employer paid taxes, workers' compensation, and other employee benefits remained essentially constant at approximately 5.8% of freight revenue in the 2003 and 2002 periods. As a percentage of freight revenue, salaries, wages, and related expenses was impacted in the current quarter in part by an approximately $723,000 claim relating to a natural gas explosion in our Indianapolis terminal that injured four employees, which was partially offset by favorable workers' compensation experience otherwise.

Fuel expense, net of fuel surcharge revenue of $6.2 million in the 2003 period and $3.5 million in the 2002 period, decreased $0.4 million, or 1.7%, to $20.2 million in the 2003 period, from $20.6 million in the 2002 period. As a percentage of freight revenue, net fuel expense decreased to 14.6% in the 2003 period from 15.2% in the 2002 period. Fuel prices averaged approximately $0.08 per gallon higher in the 2003 period compared to the 2002 period which resulted in approximately $2.2 million additional fuel expense. However, fuel surcharges amounted to $0.056 per revenue mile in the 2003 period compared to $0.033 per loaded mile in the 2002 period, which more than offset the increased fuel expense. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, and lower fuel mileage due to government mandated emissions standards that were effective October 1, 2002, and will result in less fuel efficient engines. We did not have any fuel hedging contracts at September 30, 2003.

Operations and maintenance, net of accessorial revenue of $0.5 million in the 2003 period and $0.6 million in the 2002 period, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, decreased $0.5 million to $9.6 million in the 2003 period from $10.1 in the 2002 period. As a percentage of freight revenue, operations and maintenance decreased to 6.9% in the 2003 period from 7.5% in the 2002 period. We believe this decrease is due to a reduction in the average age of our tractor fleet to 24.5 months at September 2003 from 30.1 months as of September 2002.

Revenue equipment rentals and purchased transportation increased $3.9 million, or 26.7%, to $18.6 million in the 2003 period, from $14.7 million in the 2002 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 13.5% in the 2003 period from 10.9% in the 2002 period. The increase is due principally to two factors. First, payments to independent contractors increased $1.2 million to $11.7 million in the 2003 period from $10.5 million in the 2002 period, mainly due to an increase in the independent contractor fleet to an average of 396 during the third quarter of 2003 versus an average of 362 in the third quarter of 2002. Second, the revenue equipment rental expense increased $2.7 million, or 64.7%, to $6.9 million in the 2003 period, from $4.2 million in the 2002 period. As of September 30, 2003, we had financed approximately 910 tractors and 4,560 trailers under operating leases as compared to 636 tractors and 2,631 trailers under operating leases as of September 30, 2002. On April 14, 2003, we entered into a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.6 million in cash and leased the trailers back under three year walk away leases. The approximately $0.3 million gain on the sale-leaseback transaction will be amortized over the life of the lease. Also in April 2003, we entered into an agreement with a finance company to sell approximately 2,585 dry van trailers for approximately $20.5 million in cash and to lease 3,600 model year 2004 dry van trailers over the next twelve months. The leases on the new trailers are seven year walk away leases. The approximately $2.0 million loss on the dry van transaction will be recognized with additional depreciation expense from the date of the transaction until the units are sold. Our revenue equipment rental expense is expected to increase in the future to reflect these transactions. We will no longer recognize depreciation and interest expense with respect to these trailers or tractors. In addition, in September 2003, we entered into an agreement with Volvo for the lease with an option to purchase of up to 500 new tractors, with these units being leased under 39 month walk away leases.

Operating taxes and licenses increased $0.2 million, or 5.6%, to $3.3 million in the 2003 period, from $3.2 million in the 2002 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.4% in the 2003 period and 2.3% in the 2002 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $0.4 million, or 5.1%, to $8.2 million in the 2003 period from $7.8 million in the 2002 period. As a percentage of freight revenue, insurance and claims remained relatively constant at 6.0% in the 2003 period and 5.8% in the 2002 period. Although the percentage of freight revenue remained relatively constant for the 2002 and 2003 quarters, this expense has increased greatly since 2001. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure, and unfavorable accident experience. Under our current casualty program, we generally are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. However, our insurance policy also provides for an additional $2.0 million self-insured aggregate amount, with a limit of $1.0 million per occurrence until the $2.0 million aggregate threshold is reached. For example, if we were to experience during the policy year three separate personal injury and property damage claims each resulting in exposure of $4.0 million, we would be self-insured for $3.0 million with respect to each of the first two claims, and for $2.0 million with respect to the third claim and any subsequent claims during the policy year. In addition to amounts for which we are self-insured in the primary $5.0 million layer, we self-insure for the first $2.0 million in the layer from $5.0 million to $20.0 million, which is our excess coverage limit. We are also self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a deductible amount of $250,000 for each group medical claim. Claims in excess of these retention levels are covered by insurance which management considers adequate. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Because of higher self-insured retentions, our future expenses of insurance and claims may be higher or more volatile than in historical periods.

Communications and utilities expense increased $0.3 million, or 19.2%, to $1.9 million in the 2003 period, from $1.6 million in the 2002 period, principally due to increased expense associated with replacement parts for the satellite units used in our revenue equipment. As a percentage of freight revenue, communications and utilities increased to 1.4% in the 2003 period from 1.2% in the 2002 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses remained essentially constant at $3.5 million in the 2003 period and $3.6 million in the 2002 period. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.6%.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.5 million, or 13.1%, to $10.0 million in the 2003 period from $11.5 million in the 2002 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.2% in the 2003 period from 8.5% in the 2002 period. The decrease is the result of several transactions mentioned in the revenue equipment rentals and purchased transportation section above. On April 14, 2003, we entered into a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.6 million in cash and leased the trailers back under three year walk away leases. The approximately $0.3 million gain on the sale-leaseback transaction will be amortized over the life of the lease. Also in April 2003, we entered into an agreement with a finance company to sell approximately 2,585 dry van trailers for approximately $20.5 million in cash and to lease 3,600 model year 2004 dry van trailers over the next twelve months. The leases on the new trailers are seven year walk away leases. The approximately $2.0 million loss on the dry van transaction will be recognized with additional depreciation expense from the date of the transaction until the units are sold. Our revenue equipment rental expense is expected to increase in the future to reflect these transactions. We will no longer recognize depreciation and interest expense with respect to these trailers or tractors. The monthly cost of the lease payments for both of these transactions will be higher than the cost of the depreciation and interest expense; however there will be no residual risk of loss at disposition. We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation/lease payments on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases, the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Gain on the disposal of revenue equipment was approximately $0.7 million in the 2003 period compared to a loss of $0.3 million in the 2002 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2003 and 2002, we tested our goodwill for impairment and found no impairment.

Other expense, net, decreased $1.3 million, or 84.6%, to $0.2 million in the 2003 period, from $1.6 million in the 2002 period. As a percentage of freight revenue, other expense decreased to 0.2% in the 2003 period from 1.2% in the 2002 period. Included in the other expense category are interest expense, interest income, and pre-tax non-cash gains and losses related to the accounting for interest rate derivatives under SFAS No. 133. Interest expense was down $0.3 million, or 38.0% to $0.5 million in the 2003 period from $0.9 million in the 2002 period due to a 38.9% reduction in balance sheet indebtedness. Additionally, the 2003 period included a $0.2 million gain related to the SFAS No. 133 adjustment versus a loss of $0.7 million in the 2002 period.

Our income tax expense was $4.2 million and $3.6 million in the 2003 and 2002 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased $0.4 million, or 12.1%, to $4.1 million in the 2003 period from $3.6 million in the 2002 period. As a result of the foregoing, our net margin improved to 2.9% in the 2003 period from 2.7% in the 2002 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2003, total revenue increased $12.5 million, or 3.0%, to $430.3 million, from $417.8 million in the 2002 period. Freight revenue excludes $26.6 million of fuel and accessorial surcharge revenue in the 2003 period and $14.6 million in the 2002 period. For comparison purposes in the discussion below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge and accessorial revenue) increased $0.6 million, or 0.1%, to $403.7 million in the nine months ended September 30, 2003, from $403.1 million in the same period of 2002. Revenue per tractor per week increased to $2,818 in the 2003 period from $2,796 in the 2002 period, primarily attributable to a 2.3% increase in rate per loaded mile, which was partially offset by a 0.7% decrease in miles per tractor and an increase in non revenue miles. Weighted average tractors decreased to 3,665 in the 2003 period from 3,679 in the 2002 period. Due to a weak freight environment, we have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $4.8 million in the 2003 period and $5.1 million in the 2002 period, decreased $4.1 million, or 2.5%, to $160.5 million in the 2003 period, from $164.6 million in the 2002 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.8% in the 2003 period, from 40.8% in the 2002 period. The decrease was largely attributable to our utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated and implementing changes in our pay structure. Our payroll expense for employees other than over the road drivers increased to 7.4% of freight revenue in the 2003 period from 7.1% of freight revenue in the 2002 period due to growth in headcount and a larger number of local drivers in the dedicated fleet. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased to 6.1% of freight revenue in the 2003 period from 6.5% of freight revenue in the 2002 period, mainly due to improving claims experience in the Company's workers' compensation plan. As a percentage of freight revenue, salaries, wages, and related expenses was impacted in the current quarter in part by an approximately $723,000 claim relating to a natural gas explosion in our Indianapolis terminal that injured four employees, which was partially offset by favorable workers' compensation experience otherwise.

Fuel expense, net of fuel surcharge revenue of $20.2 million in the 2003 period and $8.0 million in the 2002 period, decreased $0.7 million, or 1.1%, to $61.5 million in the 2003 period, from $62.2 million in the 2002 period. As a percentage of freight revenue, net fuel expense decreased slightly to 15.2% in the 2003 period from 15.4% in the 2002 period. Fuel prices have on average been $0.21 per gallon higher in the 2003 period as compared to the 2002 period which resulted in approximately $10.9 million of additional fuel expense. However, fuel surcharges amounted to $0.062 per loaded mile in the 2003 period compared to $0.024 per loaded mile in the 2002 period, which more than offset the increased fuel expense. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, and lower fuel mileage due to government mandated emissions standards that were effective October 1, 2002, and will result in less fuel efficient engines. We did not have any fuel hedging contracts at September 30, 2003.

Operations and maintenance, net of accessorial revenue of $1.5 million in the 2003 and 2002 periods, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, increased $0.6 million, or 2.2%, to $28.9 million in the 2003 period, from $28.3 million in the 2002 period. As a percentage of freight revenue, operations and maintenance increased slightly to 7.2% in the 2003 period from 7.0 % in the 2002 period. We extended the trade cycle on our tractor fleet from three years to four years in 2001, which resulted in an increase in the number of required repairs, during the first half of 2003. We are in the process of changing our tractor trade cycle back to a period of approximately three years.

Revenue equipment rentals and purchased transportation increased $5.6 million, or 12.7%, to $50.0 million in the 2003 period, from $44.4 million in the 2002 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 12.4% in the 2003 period from 11.0% in the 2002 period. The independent contractor fleet increased slightly to an average of 374 units in the 2003 period compared to an average of 350 units in the 2002 period, which resulted in purchased transportation expense increasing $1.3 million to $32.0 million in the 2003 period versus $30.7 million in the 2002 period. Revenue equipment rental expense increased $4.3 million, or 31.8%, to $18.0 million in the 2003 period, from $13.7 million in the 2002 period. As of September 30, 2003, we had financed approximately 910 tractors and 4,560 trailers under operating leases as compared to 636 tractors and 2,631 trailers under operating leases as of September 30, 2002. On April 14, 2003, we entered into a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.6 million in cash and leased the trailers back under three year walk away leases. The approximately $0.3 million gain on the sale-leaseback transaction will be amortized over the life of the lease. Also in April 2003, we entered into an agreement with a finance company to sell approximately 2,585 dry van trailers for approximately $20.5 million in cash and to lease 3,600 model year 2004 dry van trailers over the next twelve months. The leases on the new trailers are seven year walk away leases. The approximately $2.0 million loss on the dry van transaction will be recognized with additional depreciation expense from the date of the transaction until the units are sold. Our revenue equipment rental expense is expected to increase in the future to reflect these transactions. We will no longer recognize depreciation and interest expense with respect to these trailers or tractors. In addition, in September 2003, we entered into an agreement with Volvo for the lease with an option to purchase of up to 500 new tractors, with these units being leased under 39 month walk away leases.

Operating taxes and licenses increased slightly to $10.5 million in the 2003 period from $10.4 in the 2002 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.6% in the 2003 and 2002 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.0 million, or 13.1%, to $25.8 million in the 2003 period from $22.8 million in the 2002 period. As a percentage of freight revenue, insurance and claims increased to 6.4% in the 2003 period from 5.7% in the 2002 period. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure, and unfavorable accident experience. Under our current casualty program, we generally are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. However, our insurance policy also provides for an additional $2.0 million self-insured aggregate amount, with a limit of $1.0 million per occurrence until the $2.0 million aggregate threshold is reached. For example, if we were to experience during the policy year three separate personal injury and property damage claims each resulting in exposure of $4.0 million, we would be self-insured for $3.0 million with respect to each of the first two claims, and for $2.0 million with respect to the third claim and any subsequent claims during the policy year. In addition to amounts for which we are self-insured in the primary $5.0 million layer, we self-insure for the first $2.0 million in the layer from $5.0 million to $20.0 million, which is our excess coverage limit. We are also self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a deductible amount of $250,000 for each group medical claim. Claims in excess of these retention levels are covered by insurance which management considers as adequate. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on management's evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Because of higher self-insured retentions, our future expenses of insurance and claims may be higher or more volatile than in historical periods.

Communications and utilities expense increased $0.2 million, or 4.0%, to $5.3 million in the 2003 period from $5.1 million in the 2002 period. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% in the 2003 and 2002 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.2 million, or 1.9%, to $10.5 million in the 2003 period, from $10.7 million in the 2002 period. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.6% in the 2003 period and 2.7% in the 2002 period.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, decreased $6.3 million, or 16.7%, to $31.2 million in the 2003 period from $37.5 million in the 2002 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.7% in the 2003 period from 9.3% in the 2002 period. The decrease in part resulted because we did not have an impairment charge in the 2003 period, as we did in the 2002 period. In addition, we executed the April 2003 sale-leaseback transaction, and improved the results of our sale of equipment. These factors were partially offset by increased depreciation expense on our 2001 tractors and on our new tractors. In the 2002 period, we recognized a pre-tax charge of approximately $3.3 million to reflect an impairment in tractor values. See "Impairment of Equipment and Change in Estimated Useful Lives," in Note 6 to the Consolidated Financial Statements, for additional information. On April 14, 2003, we entered into a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.6 million in cash and leased the trailers back under three year walk away leases. The approximately $0.3 million gain on the sale-leaseback transaction will be amortized over the life of the lease. Also in April 2003, we entered into an agreement with a finance company to sell approximately 2,585 dry van trailers for approximately $20.5 million in cash and to lease 3,600 model year 2004 dry van trailers over the next twelve months. The leases on the new trailers are seven year walk away leases. The approximately $2.0 million loss on the dry van transaction will be recognized with additional depreciation expense from the date of the transaction until the units are sold. Our revenue equipment rental expense is expected to increase in the future to reflect these transactions. We will no longer recognize depreciation and interest expense with respect to these trailers or tractors. We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation/lease payments on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases, the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Gains on the disposal of tractors and trailers were approximately $0.9 million in the 2003 period compared to a loss of $1.7 million in the 2002 period. Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2003 and 2002, we tested our goodwill for impairment and found no impairment.

Other expense, net, decreased $3.7 million, or 71.3%, to $1.5 million in the 2003 period, from $5.1 million in the 2002 period. As a percentage of freight revenue, other expense decreased to 0.4% in the 2003 period from 1.2% in the 2002 period. Included in the other expense category are interest expense, interest income and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Interest expense was down $1.0 million, or 36.3% to $1.8 million in the 2003 period from $2.8 million in the 2002 period due to a 38.9% reduction in balance sheet indebtedness. Additionally, the 2003 period included a $0.2 million gain related to the SFAS No. 133 adjustment versus a loss of $0.9 million in the 2002 period.

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

Our income tax expense was $9.9 million and $7.1 million in the 2003 and 2002 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased $3.1 million, or 63.5%, to $8.1 million in the 2003 period, from $4.9 million in the 2002 period. As a result of the foregoing, our net margin increased to 2.0% in the 2003 period from 1.2% in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. We historically have financed our capital requirements with borrowings under a line of credit, cash flows from operations and long-term operating leases. Our primary sources of liquidity at September 30, 2003, were funds provided by operations, proceeds under the Securitization Facility (as defined below), borrowings under our primary credit agreement, which had maximum available borrowing of $100.0 million at September 30, 2003 (the "Credit Agreement"), the April 2003 trailer transactions, and operating leases of revenue equipment. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months.

Net cash provided by operating activities was $49.7 million in the 2003 period and $55.7 million in the 2002 period. Our primary sources of cash flow from operations in the 2003 period were net income and depreciation and amortization. Depreciation and amortization in the 2002 period included a $3.3 million pre-tax impairment charge.

Net cash used in investing activities was $11.3 million in the 2003 period and was for the purchase of revenue equipment. The cash used in the 2002 period, $33.4 million, related to the financing of tractors, which were

                                                                        Pagea 20
previously financed through operating leases, using proceeds from the Credit Agreement. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be $40.0 to $45.0 million in 2003, exclusive of acquisitions, as we begin a transition back to a three-year trade cycle for tractors and a seven year trade cycle on dry van trailers. The reduction from the first quarter estimate of $80.0 million is primarily due to entering into operating leases.

Net cash used in financing activities was $36.6 million in the 2003 period, and $21.6 million in the 2002 period. During the nine month period ended September 30, 2003, we reduced outstanding balance sheet debt by $38.9 million. Approximately $15.6 million of this reduction was from proceeds of the April 2003 sale-leaseback transaction. At September 30, 2003, we had outstanding debt of $44.7 million, primarily consisting of $41.4 million in the Securitization Facility, $2.0 million under the Credit Agreement, and a $1.3 million interest bearing note to the former primary stockholder of SRT. Interest rates on this debt range from 1.1% to 6.5%.

During the first quarter of 2002, we prepaid the remaining $20.0 million in previously outstanding 7.39% ten year private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, we incurred a $0.9 million after-tax extraordinary item ($1.4 million pre-tax) to reflect the early extinguishment of debt. Upon adoption of SFAS 145 in 2003, we reclassified the charge and it is no longer classified as an extraordinary item.

In December 2000, we entered into the Credit Agreement with a group of banks, which expires in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate or LIBOR and accrue interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 0.875% at September 30, 2003). At September 30, 2003, the Company had only base rate borrowings outstanding on which the interest rate was 2.4%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

At December 31, 2002, the Credit Agreement had a maximum borrowing limit of $120.0 million. When the facility was extended in February 2003, the borrowing limit was reduced to $100.0 million with an accordion feature which permits an increase up to a borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit were limited to an aggregate commitment of $20.0 million at December 31, 2002, and were increased to a limit of $50.0 million in February 2003. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all of our assets if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of September 30, 2003, we had borrowings under the Credit Agreement in the amount of $2.0 million, on which the interest rate was 2.4%.

In December 2000, we entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of September 30, 2003, there were $41.4 million in proceeds received. The transaction did not meet the criteria for sale treatment under Financial Accounting Standard No. 140 and is reflected as a secured borrowing in the financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. The Company is in compliance with these agreements as of September 30, 2003.

Contractual Obligations and Commitments - In April 2003, we engaged in a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.6 million in cash and leased the trailers back under three year walk away leases. The resulting gain was approximately $0.3 million and will be amortized over the life of the lease. The monthly cost of the lease payments will be higher than the cost of the depreciation and interest expense; however, there will be no residual risk of loss at disposition.

In April 2003, we also entered into an agreement with a finance company to sell approximately 2,585 dry van trailers and to lease an additional 3,600 model year 2004 dry van trailers over the next 12 months. We sold the trailers, which consist of model year 1991 to model year 1997 dry van trailers, to the finance company for approximately $20.5 million in cash and leased the 3,600 dry van trailers back under seven year walk away leases. Depending on the delivery schedule of the trade equipment, we will recognize either additional depreciation expense or losses on the disposal of equipment up to approximately $2.0 million. The monthly cost of the lease payments will be higher than the cost of the depreciation and interest expense; however there will be no residual risk of loss at disposition.

We had commitments outstanding related to equipment, debt obligations, and diesel fuel purchases as of January 1, 2003. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, and cash flows from operations. We generally have the option to cancel our new tractor and some trailer deliveries with a specified amount of notice.

The following table sets forth our contractual cash obligations and commitments as of January 1, 2003.

Payments Due By Period                                                                                     There-
(in thousands)                    Total        2003        2004        2005         2006        2007        after
                               ------------ ----------- ----------- ------------ ----------- ----------- ------------
Long Term Debt                   $  1,300    $      -     $ 1,300      $     -     $     -     $     -      $     -

Short Term Debt (1)                82,230      82,230           -            -           -           -            -

Operating Leases                   62,308      21,017      12,502       10,852       6,823       4,665        6,449

Lease residual value               56,802      25,699           -        9,910       3,553       5,590       12,050
guarantees

Purchase Obligations:

Diesel fuel (2)                    52,477      48,020       4,457            -           -           -            -

Equipment (3)                      85,986      85,986           -            -           -           -            -
                               ------------ ----------- ----------- ------------ ----------- ----------- ------------
Total Contractual Cash
Obligations                      $341,103    $262,952     $18,259      $20,762     $10,376     $10,255      $18,499
                               ============ =========== =========== ============ =========== =========== ============

(1) In the 2003 period, approximately $39 million of this amount represents proceeds drawn under our Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. We expect the Securitization Facility to be renewed in December 2003.

(2) This amount represents volume purchase commitments for the 2003 period through our truck stop network. We estimate that this amount represents approximately one-half of our fuel needs for the 2003 period.

(3) Amount reflects gross purchase price of obligations if all leased equipment is purchased.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

Our critical accounting policies include the following:

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. We depreciate revenue equipment over three to ten years with salvage values ranging from 3% to 51%. We continually evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and on our recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in the statements of income.

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

Insurance and Other Claims - Our insurance program for liability, property damage, and cargo loss and damage, involves self-insurance with high risk retention levels. Under our current casualty program, we generally are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. However, our insurance policy also provides for an additional $2.0 million self-insured aggregate amount, with a limit of $1.0 million per occurrence until the $2.0 million aggregate threshold is reached. For example, if we were to experience during the policy year three separate personal injury and property damage claims each resulting in exposure of $4.0 million, we would be self-insured for $3.0 million with respect to each of the first two claims, and for $2.0 million with respect to the third claim and any subsequent claims during the policy year. In addition to amounts for which we are self-insured in the primary $5.0 million layer, we self-insure for the first $2.0 million in the layer from $5.0 million to $20.0 million, which is our excess coverage limit. We are also self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a deductible amount of $250,000 for each group medical claim. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. The rapid and substantial increase in our self-insured retention makes these estimates an important accounting judgment. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the lack of self-insured retention.

From 1999 to present, we carried excess coverage in amounts that have ranged from $15.0 million to $49.0 million in addition to our primary insurance coverage. On July 15, 2002, we received a binder for $48.0 million of excess insurance coverage over our $2.0 million primary layer. Subsequently, we were forced to seek replacement coverage after the insurance agent retained the premium and failed to produce proof of insurance coverage. If one or more claims from the period July to November 2002 exceeded $2.0 million, or from November 2002 to March 2003 exceeded $4.0 million, we would be required to accrue for the potential or actual loss and our financial condition and results of operations could be materially and adversely affected. We are not aware of any such claims at this time.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the nine months ended September 30, 2003, diesel fuel expenses net of fuel surcharge represented 15.0% of our total operating expenses and 15.2% of freight revenue. At September 30, 2003, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement and our accounts receivable Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, or three month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 0.875% at September 30, 2003). During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At September 30, 2003, the fair value of these interest rate swap agreements was a liability of $1.5 million. At September 30, 2003, we had variable, base rate borrowings of $2.0 million outstanding under the Credit Agreement. Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.41%. At September 30, 2003, borrowings of $41.4 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at September 30, 2003 levels, a one percentage point increase in interest rates would increase our annual interest expense by $434,000.

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

Items 2, 3, 4,      Not applicable
and 5.

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
31.1                  #          Certification of David R. Parker pursuant to Securities Exchange Act Rules 13a-14(a)
                                 or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2                  #          Certification of Joey B. Hogan pursuant to Securities Exchange Act Rules 13a-14(a) or
                                 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32                    #          Certification of David R. Parker and Joey B. Hogan pursuant to Securities Exchange
                                 Act Rules  13a-14(b) or  15d-14(b)  and Section 1350 of  Chapter  63 of Title 18 of the
                                 United States Code.
------------------------------------------------------------------------------------------------------------------------

References:
(1) Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.
#    Filed herewith.
(b) A Form 8-K was filed on July 29, 2003 to report information regarding the Company's press release announcing its second quarter financial and operating results, and providing the transcript of the conference call relating to same. A Form 8-K was filed on September 19, 2003 to report the removal of an investment option under the Covenant Transport, Inc. Profit Sharing & 401(k) Plan (the "Plan") and information regarding notification of directors, officers, and Plan participants of the resulting blackout period.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COVENANT TRANSPORT, INC.


Date: October 27, 2003     /s/ Joey B. Hogan
                          --------------------------------
                           Joey B. Hogan
                           Executive Vice President and Chief Financial Officer,
                           in his capacity as such and on behalf of the issuer.