Form 10-Q/A
period 2003-06-30
COVENANT TRANSPORT INC
filed 2003-10-31
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to

Commission File Number 0-24960


                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                       88-0320154
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      400 Birmingham Hwy.
       Chattanooga, TN                                      37419
(Address of principal executive offices)                  (Zip Code)

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

         YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 29, 2003).

             Class A Common Stock, $.01 par value: 12,265,525 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                EXPLANATORY NOTE

Covenant Transport, Inc. hereby amends and restates in its entirety Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 11, 2003. The sole purpose of this amendment is to attach Exhibit 10.4, which is filed herewith.

Item 6.              Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit
Number         Reference   Description
3.1            (1)         Restated Articles of Incorporation
3.2            (1)         Amended Bylaws dated September 27, 1994.
4.1            (1)         Restated Articles of Incorporation
4.2            (1)         Amended Bylaws dated September 27, 1994.
10.1           (2)         Amendment No. 3 to Credit Agreement dated June 11, 2003, among Covenant Asset
                           Management, Inc., Covenant Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement.
10.2           (3)         Covenant Transport, Inc. 2003 Incentive Stock Plan, filed as Appendix B.
10.3           (2)         Consolidating Amendment No. 1 to Loan Agreement effective May 2, 2003, among CVTI
                           Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and
                           SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation).
10.4            #          Master Lease Agreement dated April 15, 2003, between Transport International Pool,
                           Inc., and Covenant Transport, Inc.
31.1            #          Certification of David R. Parker pursuant to Securities Exchange Act Rules 13a-14(a)
                           or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2            #          Certification of Joey B. Hogan pursuant to Securities Exchange Act Rules 13a-14(a) or
                           15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32             (2)         Certification of David R. Parker and Joey B. Hogan pursuant to Securities Exchange
                           Act Rules  13a-14(b) or  15d-14(b) and Section 1350 of  Chapter  63 of Title 18 of the
                           United States Code.
------------------------------------------------------------------------------------------------------------------------
References:
Previously filed as an exhibit to and incorporated by reference from:
(1)            Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)            Form 10-Q for the quarter ended June 30, 2003.
(3)            Schedule 14A, filed April 16, 2003.
 #             Filed herewith.

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

                           COVENANT TRANSPORT, INC.


Date: October 30, 2003      /s/ Joey B. Hogan
                           ------------------
                           Joey B. Hogan
                           Executive Vice President and Chief Financial Officer, in his capacity as such and on behalf of the issuer.