Form 10-K
period 2003-12-31
COVENANT TRANSPORT INC
filed 2004-03-15
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from               to

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97.0 million as of June 30, 2003 (based upon the $17.16 per share closing price on that date as reported by Nasdaq). The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $139.1 million as of March 8, 2004 (based upon the $17.00 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 8, 2004, the registrant had 12,327,693 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant's definitive proxy statement for the 2004 annual meeting of stockholders to be held on May 27, 2004 have been incorporated by reference into Part III of this Form 10-K.

______________________________________

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

In our core long-haul business, we use the industry's largest fleet of tractors operated by two-person driver teams to provide expedited transportation, generally over distances from 1,500 to 2,500 miles. In this area, we offer greater speed and reliability than rail or single-driver trucks at a lower cost than air freight. We also operate a single driver fleet that concentrates on expedited movements with an average length of haul of approximately 800 miles. In both our single-driven and team-driven operations we have dedicated fleets, which operate for the benefit of a single customer or on a defined route. This part of our business has grown rapidly as we have expanded our participation in the design, development, and execution of supply chain solutions for our traditional truckload customers. In each of the past nine years, we have provided 99% on-time performance to our customers. By targeting premium service freight, we seek to obtain higher rates, build long-term service-based customer relationships, and avoid competition from rail, intermodal, and trucking companies that compete primarily on the basis of price.

Business Strategy

The key elements of our business strategy are:

Offer premium service. We offer just-in-time, transcontinental, express, and other premium services to shippers with exacting transportation requirements. Our service standards include transporting loads coast-to-coast in 72 hours, meeting schedules with delivery windows as narrow as 15 minutes, and delivering 99% of all loads on-time which we have accomplished in each of the last nine years. We target such premium service freight to obtain higher rates, build long-term, service-based customer relationships, and avoid competition from rail, intermodal, and trucking companies that compete primarily on the basis of price.

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

Focus on equipment utilization. We use a disciplined operating approach to enhance asset utilization and deliver operating efficiencies. We seek to continue to improve our asset utilization by adding freight within our existing traffic lanes faster than adding new equipment capacity. We intend to grow our fleet only when profit margins justify expansion. A high level of operational discipline creates more predictable movements, reduces empty miles, and shortens turn times between loads.

Seek partnerships with other transportation companies. A significant portion of our business focuses on providing services to other transportation companies that require a high level of service to support their operations. In 2003, transportation providers, such as logistics companies, freight forwarders, less-than-truckload companies, and deferred air freight providers, comprised the largest market sector we served. We seek to grow by continuing to serve as a partner, rather than a competitor, to other transportation providers.

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

In addition to these longer term business strategies, in 2003 we conducted an intense evaluation of the freight in what we call "in-between" movements. In-between movements generally have lengths of haul between 550 and 850 miles. They are longer than one-day regional moves but not long enough for expedited team service or two full days with a single driver. In many instances, the revenue we have generated from in-between movements has been insufficient to generate the profitability we desire based on the amount of time the tractor and driver are committed to the load. Accordingly, we examined each in-between movement and negotiated with our customers to raise rates, obtain more favorable loads, or cease hauling the in-between loads. During the period of our evaluation in 2003, these in-between movements represented approximately one quarter of our total loads, and we believe they have been significantly less profitable than our longer or shorter lengths of haul. Based on the initial results of these efforts, we believe that we have significant opportunities to improve our profitability over time as we continue to focus on our in-between loads.

Customers and Operations

We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. All of our assets are domiciled in the United States, and for the past three years less than one percent of our revenue has been generated in Canada and Mexico. The largest part of our business, which comprised 71% of our 2003 revenue, is medium-to-long haul dry van service that we provide by using single and two-person driver teams. Our dedicated fleets, which serve a defined customer or route, comprised 14% of our 2003 revenue. We also operate a long-haul temperature-controlled business, which frequently hauls dry freight to the West Coast and temperature-controlled freight to the East, and this portion of our business comprised 15% of 2003 revenue. Part of this business is operated by our subsidiary, Southern Refrigerated Transport, Inc. under its own trade name.

Our primary customers include manufacturers and retailers, as well as other transportation companies. In 2003, our five largest customers were Con-Way Transportation, Eagle Global Logistics, Emery Air Freight, Shaw Industries, and Wal-Mart Stores. In the aggregate, subsidiaries of CNF, Inc. including Con-Way Transportation and Emery Air Freight, accounted for approximately 11% of our revenue in 2003 and 2002, and approximately 13% of our revenue in 2001.

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

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to our success, and we have made each of these factors a primary element of our strategy. We recruit both experienced and student drivers as well as independent contractor drivers who own and drive their own tractor and provide their services to us under lease. We conduct recruiting and/or driver orientation efforts from four of our locations and we offer ongoing training throughout our terminal network. We emphasize driver-friendly operations throughout the Company. We have implemented automated programs to signal when a driver is scheduled to be routed toward home, and we assign fleet managers specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with us.

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service over our long average length of haul, because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. We believe that these teams contribute to greater equipment utilization of the tractors they drive than most carriers with predominately single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2003, teams operated approximately 32% of our tractors. The single driver fleets operate fewer miles per tractor and experience more empty miles but these factors are expected to be offset by higher revenue per loaded mile and the reduced employee expense of only one driver.

We are not a party to a collective bargaining agreement. At December 31, 2003, we employed approximately 5,138 drivers and approximately 952 nondriver personnel. At December 31, 2003, we also contracted with approximately 413 independent contractor drivers. We believe that we have a good relationship with our personnel.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. Our historical policy has been to operate our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2003, our tractors had an average age of approximately 19 months and our trailers had an average age of approximately 34 months. Approximately 82% of our trailers were dry vans and the remainder were temperature-controlled vans.

We have taken delivery of our model year 2004 tractors from Freightliner and expect to begin taking delivery of model year 2005 tractors shortly. The new tractors are covered by trade back agreements that guarantee us a defined trade-in value if we purchase a replacement tractor from Freightliner. The combination of an increased price for the new tractors and a decreased trade-in value for used tractors is increasing our cost of equipment for future periods.

We are in the process of changing our tractor trade cycle from a period of approximately four years to three years. We evaluated the decision based on maintenance costs, capital requirements, prices of new and used tractors, and other factors. We decided to return to a shorter trade cycle, therefore we expect our capital expenditures and financing costs to increase, and we expect our maintenance costs to decrease.

Industry and Competition

According to the American Trucking Associations (ATA), the U.S. market for truck-based transportation services generated total revenues of approximately $585 billion in 2002 and is projected to follow in line with the overall U.S. economy. We operate in the highly fragmented for-hire truckload segment of this market, which the ATA estimates generated revenues of approximately $250 billion in 2002. Our dedicated business also competes for the private fleet portion of the overall trucking market (estimated by the ATA at approximately $277 billion in revenues in 2002), by seeking to convince private fleet operators to outsource or supplement their private fleets.

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. Measured by annual revenue, the ten largest dry van truckload carriers accounted for approximately $12 billion or approximately five percent of annual for-hire truckload revenue in 2002. We compete to some extent with railroads and rail-truck intermodal service but differentiate ourself from rail and rail-truck intermodal carriers on the basis of service because rail and rail-truck intermodal movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service to customers with time-definite pick-up and delivery schedules.

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

Insurance and Claims

We have increased the self-insured retention portion of our insurance coverage for most claims significantly over the past several years. During the first quarter of 2004, we renewed our casualty and workers' compensation programs through February 2005. Under our casualty program, we are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. However, our insurance policy also provides for an additional $4.0 million self-insured aggregate amount, with a limit of $2.0 million per occurrence until the $4.0 million aggregate threshold is reached. For example, if we were to experience during the policy year three separate personal injury and property damage claims each resulting in exposure of $5.0 million, we would be self-insured for $4.0 million with respect to each of the first two claims, and for $2.0 million with respect to the third claim and any subsequent claims during the policy year. In addition to amounts for which we are self-insured in the primary $5.0 million layer, we self-insure for the first $2.0 million in the layer from $5.0 million to $20.0 million, which is our excess coverage limit. We are also self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each group medical claim. The following chart reflects the major changes in our casualty program since March 1, 2001:

                                                          Primary Coverage                         Excess Coverage
      Coverage Period               Primary Coverage      SIR/deductible      Excess Coverage      SIR/deductible
-------------------------------------------------------------------------------------------------------------------
March 2001 - Feb. 2002              $1.0 million          $250,000            $49.0 million        $3.0 million
March 2002 - July 2002              $2.0 million          $500,000            $48.0 million        $3.0 million
July 2002 - November 2002           $2.0 million          $500,000            $0 *                 $0 *
November 2002- Feb. 2003            $4.0 million          $1.0 million        $16.0 million        $3.0 million
March 2003 - Feb. 2004              $5.0 million          $2.0 million**      $15.0 million        $2.0 million
March 2004 - Feb. 2005              $5.0 million          $2.0 million***     $15.0 million        $2.0 million

     * Represents period for which no proof of insurance was available from agent and coverage was determined to be invalid. We expensed the premiums paid in 2002 and are pursuing legal remedies against the insurance agency and its errors and omissions policy, but we can make no assurance of recovery.

     ** Does not include $1.0 million self insured retention for cargo. Subject to an additional $2.0 million self-insured aggregate amount, limited to $1.0 million per occurrence, which results in the total self-insured retention of up to $3.0 million per occurrence in the $5.0 million layer until the $2.0 million aggregate threshold is reached.

     *** Does not include $1.0 million self insured retention for cargo. Subject to an additional $4.0 million self-insured aggregate amount, limited to $2.0 million per occurrence, which results in the total self-insured retention of up to $4.0 million per occurrence in the $5.0 million layer until the $4.0 million aggregate threshold is reached.

On July 15, 2002, we received a binder for $48.0 million of excess insurance coverage over our $2.0 million primary layer of casualty insurance. Subsequently, we were forced to seek replacement excess coverage after the insurance agent retained the premium and failed to produce proof of insurance coverage. In November 2002, we obtained replacement coverage of $4.0 million in primary coverage with a $1.0 million self-insured retention and $16.0 million in excess coverage with a $3.0 million self-insured retention. We recognized the premium expense for the policy of excess coverage that was not delivered in 2002 and have filed a lawsuit to recover the premiums paid and to seek coverage from the insurance agency and its errors and omissions policy, on any claims that may exceed $2.0 million in exposure for the July through November period. Currently, we are not aware of any such claims. If one or more claims from this period were to exceed the then-effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Regulation

We are a common and contract motor carrier of general commodities. The United States Department of Transportation ("DOT") and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. The DOT adopted revised hours-of-service regulations on April 28, 2003 and carriers were required to comply with these regulations starting on January 4, 2004.

There are several hours of service changes that may have a positive or negative effect on driver hours (and miles). The new rules allow drivers to drive up to 11 hours instead of the 10 hours permitted under prior regulations, subject to the new 14-hour on-duty maximum described below. The rules will require a driver's off-duty period to be 10 hours, compared to 8 hours under prior regulations. In general, drivers may not drive beyond 14 hours in a 24-hour period, compared to not being permitted to drive after 15 hours on-duty under the prior rules. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of a sleeper berth period of at least two hours that is later coupled with a second sleeper berth break to equal 10 hours. Under the prior rules, during the 15-hour on-duty period, drivers were allowed to take multiple breaks of varying lengths of time, which could be either off-duty time or sleeper berth time, that did not count against the 15-hour period. There was no change to the rule that precludes drivers from driving after being on-duty for a maximum of 70 hours in 8 consecutive days. However, under the new rules, drivers can "restart" their 8-day clock by taking at least 34 consecutive hours off duty.

While we believe the 11-hour and the 34-hour restart rules may have a slight positive effect on driving hours, we anticipate that the 15-hour to 14-hour rule change likely will have a more significant negative impact on driving hours for the truckload industry. The prior 15-hour rule worked like a stopwatch and allowed drivers to stop and start their on-duty time as they chose. The new 14-hour rule is like a running clock. Once the driver goes on-duty and the clock starts, the driver is limited to one timeout, or the clock keeps running. As a result of this change, issues that cause driver delays such as multiple stop shipments, unloading/loading delays, and equipment maintenance could result in a reduction in driver miles.

We expect  that the new rules  could  initially  reduce our and other  truckload carrier's average miles per truck. As time goes on, and the Company and its drivers gain more experience with the new rules, we anticipate that we will be able to gradually reduce any decline in average miles per truck. We believe that we are well equipped to minimize the economic impact of the new hours-of-service rules on our business. We believe that historically we have been one of the more successful carriers in identifying, assessing, and collecting charges for additional services that our drivers perform for our customers. In addition, we conducted intensive training programs for our driver and non-driver personnel regarding the new hours-of-service requirements in anticipation of their effectiveness. Prior to the effectiveness of the new rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers' non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future. In situations where shippers are unable or unwilling to take these steps, we expect to assess detention and other charges to offset losses in productivity resulting from the new hours-of-service regulations. Although it is still too early to ascertain the ultimate effect of these rules, based on our initial experience, our preliminary expectation is that the rules will not significantly disrupt our operations or materially affect our results of operations.

We also may become subject to new or more restrictive regulations relating to matters such as fuel emissions and ergonomics. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. The DOT has rated us "satisfactory" which is the highest safety and fitness rating. Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

Our operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Federal Environmental Protection Agency ("EPA") and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. If we should be involved in a spill or other accident involving hazardous substances, if any such substances were found on our property, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on us. We believe that our operations are in material compliance with current laws and regulations.

The engines used in our newer tractors are subject to new emissions control regulations. The EPA recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could substantially impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements, and have eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

Fuel Availability and Cost

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts. During 2003, the cost of fuel was in the range at which we received fuel surcharges. Even with the fuel surcharges, the high price of fuel decreased our profitability. Although we historically have been able to pass through a substantial part of increases in fuel prices and taxes to customers in the form of higher rates and surcharges, the increases usually are not fully recovered. We do not collect surcharges on fuel used for non-revenue miles, out-of-route miles, or fuel used while the tractor is idling.

Additional Information

At December 31, 2003, our corporate structure included Covenant Transport, Inc., a Nevada holding company organized in May 1994 and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation organized in November 1985; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; Southern Refrigerated Transport, Inc. ("SRT"), an Arkansas corporation; Tony Smith Trucking, Inc., an Arkansas corporation; Harold Ives Trucking Co., an Arkansas corporation; CVTI Receivables Corp. ("CRC"), a Nevada corporation, and Volunteer Insurance Limited, a Cayman Island company. Terminal Truck Broker, Inc., an Arkansas corporation and a former subsidiary, was dissolved in September 2003.

Our headquarters are located at 400 Birmingham Highway, Chattanooga, Tennessee 37419, and our website address is www.covenanttransport.com. Information on our website is not incorporated by reference into this annual report. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website.

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

                                                         Recruiting/
      Terminal Locations                  Maintenance    Orientation       Sales          Ownership
      ------------------                  -----------    -----------       -----          ---------
      Chattanooga, Tennessee                   x               x             x             Owned
      Dalton, Georgia                          x                             x             Owned
      Greensboro, North Carolina                                                           Leased
      Dayton, Ohio                                                                         Leased
      Sayreville, New Jersey                                                               Leased
      Indianapolis, Indiana                                                                Leased
      Ashdown, Arkansas                        x               x             x             Owned
      Little Rock, Arkansas                    x                                           Owned
      Oklahoma City, Oklahoma                                                              Owned
      Hutchins, Texas                          x               x                           Owned
      El Paso, Texas                                                                       Leased
      Columbus, Ohio                                                                       Leased
      French Camp, California                                                              Leased
      Fontana, California                      x                                           Leased
      Long Beach, California                                                               Owned
      Pomona, California                                       x             x             Owned

ITEM 3.  LEGAL PROCEEDINGS

From time to time we are a party to litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in the transportation of freight.

On October 26, 2003, a pickup truck collided with a trailer being operating by Southern Refrigerated Transport, Inc. ("SRT"), one of our subsidiaries, while the SRT truck was turning left into a truck stop. A lawsuit was filed in the United States District Court for the Southern District of Mississippi on February 4, 2004 on behalf of Donald J. Byrd, an injured passenger in the pickup truck, and an amended complaint was filed on February 18, 2004 on behalf of Mr. Byrd and Marilyn S. Byrd, his wife. The relief sought in the lawsuit is judgment against SRT and the driver of the SRT truck in excess of one million dollars. In addition, the Company has received demands in the form of letters seeking a total of $27.0 million from attorneys representing potential beneficiaries of two decedents who occupied the pickup truck. We are defending the case and expect all matters involving the occurrence to be resolved at a level substantially below our aggregate coverage limits of our insurance policies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2003, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A Common Stock is traded on the Nasdaq National Market, under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low bid price for our Class A Common Stock as reported by Nasdaq from January 1, 2002 to December 31, 2003.


      Period                   High           Low
      ------                   ----           ---

      Calendar Year 2002

           1st Quarter       $ 17.20       $ 14.31
           2nd Quarter       $ 21.96       $ 14.25
           3rd Quarter       $ 22.90       $ 15.40
           4th Quarter       $ 19.03       $ 15.26

      Calendar Year 2003

           1st Quarter       $ 19.42       $ 14.70
           2nd Quarter       $ 19.99       $ 15.65
           3rd Quarter       $ 20.30       $ 15.91
           4th Quarter       $ 21.21       $ 17.25

As of March 1, 2004, we had approximately 42 stockholders of record of our Class A Common Stock. However, we estimate that we have approximately 2,200 stockholders because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

See "Equity Compensation Plan Information" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

(In thousands, except per share and operating data amounts)

                                                                       Years Ended December 31,
                                                     2003           2002           2001           2000            1999
                                              ----------------------------------------------------------------------------
Statement of Operations Data:
Freight revenue                                     $546,766       $541,830      $ 547,028       $ 552,429      $ 472,741
Fuel and accessorial surcharges                       35,691         22,588         26,593          31,561          6,626
                                              ----------------------------------------------------------------------------
    Total revenue                                   $582,457       $564,418      $ 573,621       $ 583,990      $ 479,367

Operating expenses:
  Salaries, wages, and related expenses              220,665        227,332        244,849         244,704        205,686
  Fuel expense                                       109,231         96,332        103,894         104,154         74,150
  Operations and maintenance                          39,822         39,625         39,410          36,267         29,985
  Revenue equipment rentals and
     purchased transportation                         69,997         59,265         65,104          76,200         49,330
  Operating taxes and licenses                        14,354         13,934         14,358          14,940         11,777
  Insurance and claims                                35,454         31,761         27,838          18,907         14,096
  Communications and utilities                         7,177          7,021          7,439           7,189          5,682
  General supplies and expenses                       14,495         14,677         14,468          13,970         10,380
  Depreciation and amortization, including
    gains (losses) on disposition of
    equipment and impairment of assets (1)            43,041         49,497         56,324          38,879         35,591
                                              ----------------------------------------------------------------------------
        Total operating expenses                     554,236        539,444        573,684         555,210        436,677
                                              ----------------------------------------------------------------------------
        Operating income (loss)                       28,221         24,974           (63)          28,780         42,690
Other (income) expense:
  Interest expense                                     2,332          3,542          7,855           9,894          5,993
  Interest income                                      (114)           (63)          (328)           (520)          (480)
  Other                                                (468)            916            799           (368)              -
  Early extinguishment of debt                             -          1,434              -               -              -
                                              ----------------------------------------------------------------------------
        Other (income) expenses, net                   1,750          5,829          8,326           9,006          5,513
                                              ----------------------------------------------------------------------------
        Income (loss) before income taxes             26,471         19,145        (8,389)          19,774         37,177
Income tax expense (benefit)                          14,315         10,871        (1,727)           7,899         14,900
                                              ----------------------------------------------------------------------------
        Net income (loss)                           $ 12,156       $  8,274      $ (6,662)       $  11,875      $  22,277
                                              ============================================================================

(1) Includes a $3.3 million and a $15.4 million pre-tax impairment charge in 2002 and 2001, respectively.

Basic earnings per share                            $   0.84       $   0.58      $  (0.48)       $    0.82      $    1.49
Diluted earnings per share                              0.83           0.57         (0.48)            0.82           1.48

Weighted average common shares
    outstanding                                       14,467         14,223         13,987          14,404         14,912

Weighted average common shares
   outstanding adjusted for assumed
   conversions                                        14,709         14,519         13,987          14,533         15,028

                                                                       Years Ended December 31,
Selected Balance Sheet Data                           2003            2002          2001            2000          1999
                                             -----------------------------------------------------------------------------
Net property and equipment                         $ 221,734      $ 238,488      $ 231,536       $ 256,049      $ 269,034
Total assets                                         354,281        361,541        349,782         390,513        383,974
Long-term debt, less current maturities               12,000          1,300         29,000          74,295        140,497
Stockholders' equity                                 192,142        175,588        161,902         167,822        163,852

Selected Operating Data:
Average revenue per loaded mile                    $    1.25      $    1.22      $    1.21       $    1.23      $    1.20
Average revenue per total mile                     $    1.15      $    1.13      $    1.12       $    1.13      $    1.11
Average revenue per tractor per week               $   2,852      $   2,812      $   2,737       $   2,790      $   3,078
Average miles per tractor per year                   129,656        129,906        127,714         128,754        144,601
Weighted average tractors for year (1)                 3,667          3,680          3,791           3,759          2,929
Total tractors at end of period (1)                    3,752          3,738          3,700           3,829          3,521
Total trailers at end of period (2)                    9,255          7,485          7,702           7,571          6,199

(1) Includes monthly rental tractors.
(2) Excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the discussion in this annual report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," "plans," "intends," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess tractor and trailer capacity in the trucking industry; decreased demand for our services or loss of one or more or our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at our facilities, or at customer, port, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection, the volume and terms of diesel purchase commitments, interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment; the resale value of our used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and independent contractors; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other matters; high insurance premiums and deductible amounts; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including revised hours-of-service requirements for drivers; our ability to successfully execute our initiative of improving the profitability of medium length of haul, or "in-between," movements; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with the various disclosures we make in press releases, stockholder reports, and public filings, as well as the factors explained in greater detail under "Factors that May Affect Future Results" herein.

Executive Overview

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

Following the setbacks in 2000 and early 2001, we adopted several business practices in 2001 that were designed to improve our profitability and particularly, our average revenue per tractor, our chief measure of asset utilization. The most significant of these practices were constraining the size of our tractor and trailer fleets until profit margins justify expansion, increasing freight volumes within our existing traffic lanes, replacing lower yielding freight, implementing selective rate increases, and reinforcing our cost control efforts. We believe that a combination of these business practices and an improved freight environment contributed to substantial improvement in our operating performance between 2001 and 2003. For 2003, our freight revenue increased to $546.8 million and our net income improved to $12.2 million.

For 2004, the key factors that we expect to affect our profitability are our revenue per mile, our miles per tractor, our compensation of drivers, our capital cost of revenue equipment, and our costs of maintenance and insurance and claims. We expect our costs for driver compensation and the ownership and financing of our equipment to increase significantly. On March 15, we are implementing a three cent per mile increase in the compensation of our employee and independent contractor drivers, and we also added compensation for detention time effective January 4, 2004. We also expect our revenue equipment capital cost (whether in the form of interest and depreciation or payments under operating leases) to increase by approximately two cents per mile. To overcome these cost increases and improve our margins we will need to achieve significant increases in revenue per tractor, particularly in revenue per mile. Other areas we expect to have a significant impact include maintenance costs, which we expect to decrease because of a newer tractor fleet, insurance and claims, which can be volatile due to our large self-insured retention, and miles per tractor, which will be affected by our ability to attract and retain drivers in an increasingly tight driver market, our success with improving the utilization of our solo driver fleet, and our success in addressing utilization challenges imposed by the new hours-of-service regulations. In evaluating these factors, it may be useful to note that each one cent per mile difference in revenue or cost per mile has an impact of approximately $.23 per share on our earnings per share and each one percent increase or decrease in miles per tractor has an impact of approximately $.07 per share on earnings per share.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, and our average length of haul.

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Freight revenue, which is our revenue before fuel and accessorial surcharges, has accounted for approximately 94% to 95% of our total revenue over the past three years. We expect accessorial revenue, primarily for equipment detention and stop offs, to increase with the new hours-of-service regulations that became effective January 4, 2004.

Since 2000 we have held our fleet size relatively constant. An overcapacity of trucks in our fleet and the industry generally as the economy slowed has contributed to lower equipment utilization and pricing pressure. The main constraints on our internal growth are the ability to recruit and retain a sufficient number of qualified drivers and in times of slower growth, to add profitable freight.

In addition to constraining fleet size, we reduced our number of two-person driver teams during 2001 and have since held the percentage relatively constant to better match the demand for expedited long-haul service. Our single driver fleets generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the additional expenses and lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. We expect operating statistics and expenses to shift with the mix of single and team operations.

During 2003 we conducted an intense evaluation of the freight in what we call "in-between" movements. In-between movements generally have lengths of haul between 550 and 850 miles. They are longer than one-day regional moves but not long enough for expedited team service or two full days with a single driver. In many instances, the revenue we have generated from in-between movements has been insufficient to generate the profitability we desire based on the amount of time the tractor and driver are committed to the load. Accordingly, we examined each in-between movement and negotiated with our customers to raise rates, obtain more favorable loads, or cease hauling the in-between loads. During the period of our evaluation in 2003, these in-between movements represented approximately one quarter of our total loads, and we believe they have been significantly less profitable than our longer or shorter lengths of haul. Based on the initial results of these efforts, we believe that we have significant opportunities to improve our profitability over time as we continue to focus on our in-between loads.

Expenses and Profitability

Over the past four years the trucking industry has experienced a significant increase in operating costs. The main factors for the industry as well as for us have been an increased annual cost of tractors due to higher initial prices and lower used truck values, higher maintenance expense due to operating an older fleet, a higher overall cost of insurance and claims, and elevated fuel prices. Other than those categories, our total expenses have declined as a percentage of revenue. Going forward, however, we expect driver and independent contractor compensation to increase as a result of the three cent increase in compensation to our drivers.

Looking forward, our profitability goal is to return to an operating ratio of approximately 90%. We expect this to require additional improvements in revenue per tractor per week, particularly in revenue per mile, to overcome expected additional cost increases to expand our margins. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor.

Revenue Equipment

We operate approximately 3,752 tractors and 9,255 trailers. Of our tractors, at December 31, 2003, approximately 2,314 were owned, 1,025 were financed under operating leases, and 413 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at December 31, 2003, approximately 2,644 were owned and approximately 6,611 were financed under operating leases. We recognized pre-tax impairment charges of $15.4 million in the fourth quarter of 2001 and $3.3 million in the first quarter of 2002 in relation to the reduced value of our model year 1998 through 2000 tractors. In addition, we increased the depreciation rate and decreased salvage values on our remaining tractors to reflect our expectations concerning market value at disposition. In June 2003 we entered into a trade-in agreement with an equipment manufacturer with trade-in values which approximate the expected disposition value of the model year 2001 tractors. Our assumptions represent our best estimate, and actual values could differ by the time those tractors are scheduled for trade.

Because of the increases in historical purchase prices and residual values, the annual expense per tractor on model year 2003 and 2004 tractors is expected to be higher than the annual expense on the units being replaced. By the time the entire fleet is converted, anticipated in 2004, we expect the total increase in expense to be approximately one and one-half cent pre-tax per mile, excluding the cost of financing. The timing of these expenses could be affected in future periods, because we are in the process of changing our tractor trade cycle from a period of approximately four years to three years. If the tractors are leased instead of purchased, the references to increased depreciation would be reflected as additional lease expense.

We finance a portion of our tractor and trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and seven years for trailers. With our tractor trade cycle currently transitioning from approximately four years back to three years, we have been purchasing the leased tractors at the expiration of the lease term, although there is no commitment to purchase the tractors. The first trailer leases expire in 2005, and we have not determined whether to purchase trailers at the end of these leases. In April 2003, we entered into a sale-leaseback arrangement covering approximately 1,266 of our trailers. This arrangement is more fully described below in the revenue equipment rentals and purchased transportation discussion.

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

Results of Operations

For comparison purposes in the table below, we use freight revenue in addition to total revenue when discussing changes as a percentage of revenue. We believe excluding these sometimes volatile sources of revenue affords a more consistent basis for comparing the results of operations from period to period. Freight revenue (total revenue less fuel surcharge and accessorial revenue) excludes $35.7 million, $22.6 million and $26.6 million of fuel and accessorial surcharge revenue in the three years-ended December 31, 2003, 2002, and 2001, respectively. With the new hours-of-service regulations that became effective January 4, 2004, we expect accessorial revenue, primarily for equipment detention and stop offs, to increase significantly. Under the new regulatory requirements, we may reclassify accessorial revenue into freight revenue in future periods.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

                                    2003       2002       2001                                       2003       2002       2001
                                  --------   --------   --------                                   --------   --------   --------
         Total revenue             100.0%     100.0%     100.0%         Freight revenue (1)          100.0%    100.0%     100.0%
         -------------            --------   --------   --------        ---------------            --------   --------   --------
Operating expenses:                                                Operating expenses:
 Salaries, wages, and related                                       Salaries, wages, and
    expenses                        37.9       40.3       42.7         related expenses (1)           39.1      40.7       43.8
  Fuel expense                      18.8       17.1       18.1       Fuel expense (1)                 15.1      15.2       15.4
  Operations and maintenance         6.8        7.0        6.9       Operations and maintenance (1)    6.9       6.9        6.9
  Revenue equipment rentals                                          Revenue equipment rentals
    and purchased                                                      and purchased
    transportation                  12.0       10.5       11.3         transportation                 12.8      10.9       11.9
  Operating taxes and licenses       2.5        2.5        2.5       Operating taxes and licenses      2.6       2.6        2.6
  Insurance and claims               6.1        5.6        4.9       Insurance and claims              6.5       5.9        5.1
  Communications and utilities       1.2        1.2        1.3       Communications and utilities      1.3       1.4        1.4
  General supplies and                                               General supplies and
    expenses                         2.5        2.6        2.5         expenses                        2.7       2.7        2.6
  Depreciation and                                                   Depreciation and
    amortization, including                                            amortization, including
    gains (losses) on                                                  gains (losses) on
    disposition of equipment                                           disposition of equipment
    and impairment of assets         7.4        8.8        9.8         and impairment of assets (2)    7.9       9.1       10.3
                                  --------   --------   --------                                   --------   --------   --------
       Total operating expenses     95.2       95.6      100.0            Total operating expenses    94.8      95.4      100.0
                                  --------   --------   --------                                   --------   --------   --------
       Operating income              4.8        4.4        0.0            Operating income             5.2       4.6        0.0
Other (income) expense, net          0.3        1.0        1.5     Other (income) expense, net         0.3       1.1        1.5
                                  --------   --------   --------                                   --------   --------   --------
       Income (loss) before                                               Income (loss) before
           income taxes              4.5        3.4       (1.5)               income taxes             4.8       3.5       (1.5)
Income tax expense (benefit)         2.4        1.9       (0.3)    Income tax expense (benefit)        2.6       2.0       (0.3)
                                  --------   --------   --------                                   --------   --------   --------
Net Income (loss)                    2.1%       1.5%      (1.2%)   Net Income (loss)                   2.2%      1.5%      (1.2%)
                                  ========   ========   ========                                   ========   ========   ========

     (1) Freight revenue is total revenue less fuel surcharge and accessorial revenue. In this table, fuel surcharge and accessorial revenue are shown netted against the appropriate expense category. Salaries, wages, and related expenses, $6.7 million, $6.7 million, and $5.4 million; fuel expense, $26.8 million, $13.8 million, and $19.5 million; operations and maintenance, $2.0 million, $2.0 million, and $1.6 million in 2003, 2002 and 2001, respectively.
     (2) Includes a $3.3 million and a $15.4 million pre-tax impairment charge or 0.6% and 2.8% of freight revenue in 2002 and 2001, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

Total revenue increased $18.0 million, or 3.2%, to $582.5 million in 2003, from $564.4 million in 2002. Freight revenue excludes $35.7 million of fuel and accessorial surcharge revenue in 2003 and $22.6 million in 2002. For comparison purposes in the discussion below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge and accessorial revenue) increased $4.9 million (0.9%), to $546.8 million in 2003, from $541.8 million in 2002. Revenue per tractor per week increased 1.4% to $2,852 in 2003 from $2,812 in 2002. The revenue per tractor per week increase was primarily generated by a 2.5% higher rate per loaded mile which was partially offset by an increase in non revenue miles. Weighted average tractors decreased 0.4% to 3,667 in 2003 from 3,680 in 2002. We have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, net of accessorial revenue of $6.7 million in 2003 and 2002, decreased $6.7 million (3.0%), to $213.9 million in 2003, from $220.7 million in 2002. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.1% in 2003, from 40.7% in 2002. The decrease was largely attributable to our utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated and implementing changes in our pay structure. Driver wages are expected to increase as a percentage of revenue in future periods, due to a pay increase that will go into effect March 15, 2004. Management expects wages to increase approximately three cents per mile or approximately $13 million pre-tax on an annualized basis. Our payroll expense for employees other than over the road drivers remained relatively constant at 7.3% of freight revenue in 2003 and 7.2% of freight revenue in 2002. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased to 5.8% of freight revenue in 2003 from 6.4% of freight revenue in 2002, mainly due to improving claims experience in the Company's workers' compensation plan. As a percentage of freight revenue, salaries, wages, and related expenses was impacted during the year in part by an approximately $723,000 claim relating to a natural gas explosion in our Indianapolis terminal that injured four employees, which was partially offset by favorable workers' compensation experience otherwise.

Fuel expense, net of fuel surcharge revenue of $26.8 million in 2003 and $13.8 million in 2002, remained constant at $82.5 million in 2003 and 2002. As a percentage of freight revenue, net fuel expense remained relatively constant at 15.1% in 2003 and 15.2% in 2002. Fuel prices increased sharply during 2003 due to unrest in Venezuela and the Middle East and low inventories. However, fuel surcharges amounted to $.060 per loaded mile in 2003 compared to $.031 per loaded mile in 2002, which partially offset the increased fuel expense. Higher fuel prices will increase our operating expenses. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, and lower fuel mileage due to government mandated emissions standards that were effective October 1, 2002, and have resulted in less fuel efficient engines.

Operations and maintenance consist primarily of vehicle maintenance, repairs and driver recruitment expenses. Net of accessorial revenue of $2.0 million in 2003 and 2002, operations and maintenance increased $0.2 million to $37.8 million in 2003 from $37.6 million in 2002. As a percentage of freight revenue, net operations and maintenance expense remained relatively constant at 6.9% in 2003 and 2002. We extended the trade cycle on our tractor fleet from three years to four years in 2001, which resulted in an increase in the number of required repairs during the first half of 2003. We are in the process of changing our tractor trade cycle back to a period of approximately three years, and we expect maintenance costs to decrease as the reduced maintenance cost of the new tractors is no longer offset by the high cost of preparing used tractors for disposition. The average age of our tractor and trailer fleets decreased to 19 and 34 months at December 2003, from 26 and 55 months as of December 2002, respectively. Driver recruiting expense is expected to increase because of greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation increased $10.7 million (18.0%), to $69.8 million in 2003, from $59.2 million in 2002. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 12.8% in 2003 from 10.9% in 2002. The increase is due principally to two factors. First, the revenue equipment rental expense increased $7.7 million, or 43.1%, to $25.4 million in 2003, from $17.7 million in 2002. As of December 2003, we had financed approximately 1,025 tractors and 6,611 trailers under operating leases as compared to 891 tractors and 2,628 trailers under operating leases as of December 2002. On April 14, 2003, we entered into a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.6 million in cash and leased the trailers back under three year walk away leases. The approximately $0.3 million gain on the sale-leaseback transaction will be amortized over the life of the lease. Also in April 2003, we entered into an agreement with a finance company to sell approximately 2,585 dry van trailers for approximately $20.5 million in cash and to lease 3,600 model year 2004 dry van trailers over the next twelve months. The leases on the new trailers are seven year walk away leases. The approximately $2.0 million loss on the dry van transaction will be recognized with additional depreciation expense from the date of the transaction until the units are sold. Our revenue equipment rental expense is expected to increase in the future to reflect these transactions, which will be partially offset by no longer recognizing depreciation and interest expense with respect to these trailers or tractors. In addition, in September 2003, we entered into an agreement with Volvo for the lease with an option to purchase of up to 500 new tractors, with these units being leased under 39 month walk away leases. The increase in revenue equipment rentals and purchased transportation is also due to the payments to independent contractors increasing $3.1 million to $44.6 million in 2003 from $41.5 million in 2002, mainly due to an increase in the independent contractor fleet to an average of 390 in 2003 versus an average of 355 in 2002. Payments due to independent contractors are expected to increase as a percentage of revenue in future periods, due to the approximately three cents per mile increase in compensation to independent contractors that will go into effect March 15, 2004. The financial impact will be approximately $1.5 million pretax on an annualized basis.

Operating taxes and licenses increased $0.4 million (3.0%), to $14.4 million in 2003, from $13.9 million in 2002. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.6% in 2003 and 2002.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.7 million (11.6%), to $35.5 million in 2003 from $31.8 million in 2002. As a percentage of freight revenue, insurance and claims expense increased to 6.5% in 2003 from 5.9% in 2002. Insurance and claims expense has increased greatly since 2001. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure, and our unfavorable accident experience over the past three years. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Because of another increase in self-insured retentions, effective March 1, 2004, our future expenses of insurance and claims may be higher or more volatile than in historical periods.

Communications and utilities increased $0.2 million (2.2%), to $7.2 million in 2003, from $7.0 million in 2002. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% in 2003 and 2002.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.2 million (1.2%), to $14.5 million in 2003, from $14.7 million in 2002. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.7% in 2003 and 2002.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, decreased $6.5 million (13.0%), to $43.0 million in 2003 from $49.5 million in 2002. As a percentage of freight revenue, depreciation and amortization decreased to 7.9% in 2003 from 9.1% in 2002. The decrease in part resulted because we did not have an impairment charge in the 2003 period, as we recorded a $3.3 million impairment charge in the 2002 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Gains on the disposal of tractors and trailers were approximately $0.9 million in 2003 compared to a loss of $2.4 million in 2002. In addition, we executed the April 2003 sale-leaseback transaction, discussed under the revenue equipment rentals and purchased transportation discussion above. These factors were partially offset by increased depreciation expense on our 2001 tractors and on our new tractors. We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation expense on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases; the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2003 and 2002, we tested our goodwill for impairment and found no impairment.

Other expense, net, decreased $4.1 million (70.0%), to $1.8 million in 2003, from $5.8 million in 2002. As a percentage of freight revenue, other expense decreased to 0.3% in 2003 from 1.1% in 2002. The decrease was the result of lower debt balances and more favorable interest rates. Included in the other expense category are interest expense, interest income, and pre-tax non-cash adjustments related to the accounting for interest rate derivatives under SFAS No. 133, which amounted to a $0.4 million gain in 2003 and a $0.9 million loss in 2002.

During the first quarter of 2002, we prepaid the remaining $20.0 million in previously outstanding 7.39% ten year, private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, we recognized an approximate $1.4 million pre-tax charge to reflect the early extinguishment of debt. The losses related to the write off of debt issuance and other deferred financing costs and a premium paid on the retirement of the notes. Upon adoption of SFAS 145 in 2003, we reclassified the loss and it is no longer classified as an extraordinary item.

Income tax expense increased $3.4 million (31.7%) to $14.3 million in 2003 from $10.9 million in 2002. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

As a result of the factors described above, net income increased $3.9 million, or 46.9%, to $12.2 million in 2003 from $8.3 million in 2002. As a result of the foregoing, our net margin increased to 2.2% in 2003 from 1.5% in 2002.

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

Salaries, wages, and related expenses, net of accessorial revenue of $6.7 million in 2002 and $5.4 million in 2001, decreased $18.8 million (7.9%), to $220.7 million in 2002, from $239.5 million in 2001. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.7% in 2002, from 43.8% in 2001. Wages for over the road drivers as a percentage of freight revenue decreased to 27.2% in 2002 from 30.1% in 2001. The decrease was largely attributable to us utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated, implementing changes in our pay structure and implementing a per diem pay program for our drivers during August 2001. As a percentage of freight revenue, our payroll expense for employees other than over the road drivers increased to 7.2% in 2002 from 6.7% in 2001 due to growth in headcount and local drivers in the dedicated fleet. Health insurance, employer-paid taxes, workers' compensation, and other employee benefits decreased to 6.4% in 2002 from 6.9% in 2001. The decrease was primarily due to lower employer-paid taxes related to lower wage levels and was partially offset by increases in workers' compensation and health insurance costs related to rising medical expenses, which are expected to continue to increase in future periods.

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

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.9 million (14.1%), to $31.8 million in 2002 from $27.8 million in 2001. As a percentage of freight revenue, insurance and claims expense increased to 5.9% in 2002 from 5.1% in 2001. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher self insured retention exposure that is partially offset by lower premium rates. The retention level for our primary insurance layer increased from $12,500 in 2000 to $250,000 in 2001 to $500,000 in March of 2002,
to $1.0 million in November of 2002, and to $2.0 million on March 1, 2003. From July 15, 2002 to November 10, 2002, our excess insurance coverage over the $2.0 million primary layer we had in effect ($4.0 million from November 11 to November 22, 2002) was determined to be invalid. Although we are not aware of any claim that is expected to exceed our primary coverage, any such claim would be uninsured unless the agent's errors and omissions policy provides coverage. In the event of an uninsured claim our financial condition and results of operations could be materially and adversely affected.

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

Other expense, net, decreased $2.5 million (30.0%), to $5.8 million in 2002, from $8.3 million in 2001. As a percentage of freight revenue, other expense decreased to 1.1% in 2002 from 1.5% in 2001. The decrease was the result of lower debt balances and more favorable interest rates. Included in the other expense category are interest expense, interest income, and pre-tax non-cash losses related to the accounting for interest rate derivatives under SFAS No. 133, which amounted to $0.9 million in 2002 and $0.7 million in 2001.

During the first quarter of 2002, we prepaid the remaining $20 million in previously outstanding 7.39% ten year, private placement notes with borrowings from the Credit Agreement. In conjunction with the prepayment of the borrowings, we recognized an approximate $1.4 million pre-tax charge to reflect the early extinguishment of debt. The losses related to the write off of debt issuance and other deferred financing costs and a premium paid on the retirement of the notes. Upon adoption of SFAS 145 in 2003, we reclassified the loss and it is no longer classified as an extraordinary item.

Our income tax expense in 2002 was $10.9 million or 56.8% of income before taxes. Our income tax benefit for 2001 was $1.7 million or 20.6% of loss before income taxes. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented during the third quarter of 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. We historically have financed our capital requirements with borrowings under a line of credit, cash flows from operations and long-term operating leases. Our primary sources of liquidity at December 31, 2003, were funds provided by operations, proceeds under the Securitization Facility (as defined below), borrowings under our primary credit agreement, which had maximum available borrowing of $100.0 million at December 31, 2003 (the "Credit Agreement"), the April 2003 trailer transactions, and operating leases of revenue equipment. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, management does not expect that the Company will experience significant liquidity constraints in the foreseeable future.

Net cash provided by operating activities was $47.7 million in 2003, $67.2 million in 2002 and $73.8 million in 2001. Our primary sources of cash flow from operations in 2003 were net income and depreciation and amortization. Depreciation and amortization in 2002 and 2001 included a $3.3 million and a $15.4 million pre-tax impairment charge, respectively. The 2001 period also included an unusually large collection of receivables that had resulted from billing problems during 2000. Our number of days sales in accounts receivable decreased to 40 days in 2003 from 43 days in 2002.

Net cash used in investing activities was $ 25.9 million in 2003, $56.4 million in 2002, and $31.3 million in 2001. In 2003, the net cash was used primarily for the purchase of revenue equipment. In 2002, net cash used in investing activities related to the purchase of tractors, which were previously financed through operating leases, and the acquisition of new revenue equipment (net of trade-ins) using proceeds from the Credit Agreement. During 2001, capital expenditures were lower than in previous years due to our planned slower fleet growth as well as our decision to lengthen our tractor trade cycle. In 2001, approximately $15 million was related to the financing of our headquarters facility, which was previously financed through an operating lease that expired in March 2001. We financed the facility using proceeds from the Credit Agreement. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $45.0 million in 2004, exclusive of acquisitions, as we transition back to a three year trade cycle for tractors and a seven year trade cycle on dry van trailers.

Net cash used in financing activities was $18.6 million in 2003, $11.2 million in 2002 and $44.3 million in 2001. During 2003, we reduced outstanding balance sheet debt by $21.9 million. Approximately $15.6 million of this reduction was from proceeds of the April 2003 sale-leaseback transaction. At December 31, 2003, we had outstanding debt of $61.7 million, primarily consisting of $48.4 million in the Securitization Facility, $12.0 million drawn under the Credit Agreement, and a $1.3 million interest bearing note to the former primary stockholder of SRT. Interest rates on this debt range from 1.0% to 6.5%.

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

In December 2000, we entered into the Credit Agreement with a group of banks. The facility matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage. At December 31, 2003 and 2002, the margin was 1.0% and 0.875%, respectively. At December 31, 2003, we had $12.0 million outstanding on which the interest rate was 2.4%. The Credit Agreement is guaranteed by us and all of our subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $100.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $70.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all of our assets if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. At December 31, 2003 and 2002, we had undrawn letters of credit outstanding of approximately $51.2 million and $19.2 million, respectively.

In December 2000, we entered into a $62 million revolving accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. As discussed in the financial statement footnotes, the net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 2003 and 2002, there were $48.4 million and $39.2 million in proceeds received. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. We are in compliance with the Credit Agreement and Securitization Facility as of December 31, 2003.

Contractual Obligations and Commitments - We had commitments outstanding related to equipment, debt obligations, and diesel fuel purchases as of December 31, 2003.

The following table sets forth our contractual cash obligations and commitments as of December 31, 2003.

Payments Due By Period                                                                                             There-
(in thousands)                            Total       2004        2005          2006        2007        2008        after
                                      -------------------------------------------------------------------------------------
Long Term Debt                          $ 12,000    $      -     $12,000      $     -     $     -     $     -      $     -

Short Term Debt (1)                       49,653      49,653           -            -           -           -            -

Operating Leases                         128,367      32,045      30,854       23,863      14,778      12,676       14,151

Lease residual value guarantees           42,656           -       9,486        8,462       5,590      18,151          967

Purchase Obligations:

Diesel fuel (2)                            5,561       5,561           -            -           -           -            -

Equipment (3)                             90,373      90,373           -            -           -           -            -
                                      -------------------------------------------------------------------------------------

Total Contractual Cash Obligations      $328,610    $177,632     $52,340      $32,325     $20,368     $30,827      $15,118
                                      =====================================================================================

(1) In 2003, approximately $48 million of this amount represents proceeds drawn under our Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. We expect the Securitization Facility to be renewed in December 2004.

(2) This amount represents volume purchase commitments for the 2004 period through our truck stop network. We estimate that this amount represents approximately 5% of our fuel needs for the 2004 period.

(3) Amount reflects the total purchase price or lease commitment of tractors and trailers scheduled for delivery throughout 2004. Net of estimated trade-in values and other dispositions, the estimated amount due under these commitments is approximately $45.0 million. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, and cash flows from operations. We have the option to cancel commitments relating to equipment with 60 days notice. Historically, we have financed a significant portion of our revenue equipment through operating leases.

OFF BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment. We lease a significant portion of our tractor and trailer fleet using operating leases. Substantially all of the leases have residual value guarantees under which we must insure that the lessor receives a negotiated amount for the equipment at the expiration of the lease. At December 31, 2003, we had financed approximately 1,025 tractors and 6,611 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $25.4 million in 2003, compared to $17.7 million in 2002. The total amount of remaining payments under operating leases as of December 31, 2003, was $128.4 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2003, the maximum amount of the residual value guarantees was approximately $42.7 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases except those operating leases relating to 2001 model year equipment. The amount accrued on the 2001 model year equipment is approximately $1.5 million pre-tax.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements attached hereto. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The annual depreciation on tractors and trailers is approximately $43.0 million. We have previously recorded impairment charges for the 1998 through 2000 model year tractors related to the reduced market value of those units. We also adjusted our depreciation rate and estimates of salvage values for the 2001 model year tractors for the estimated reduced disposition values. We depreciate revenue equipment excluding day cabs over five to ten years with salvage values ranging from 9% to 33%. We evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and our recent experience with disposition values. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

Insurance and Other Claims - Our insurance program for liability, property damage, and cargo loss and damage, involves self-insurance with high risk retention levels. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends, as well as the legal and other costs to settle or defend the claims. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, our profitability would be adversely affected. The rapid and substantial increase in our self-insured retention makes these estimates an important accounting judgment.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning our aggregate coverage limits. From 1999 to present, we carried excess coverage in amounts that have ranged from $15.0 million to $49.0 million in addition to our primary insurance coverage, although for the period from July through November 2002, our aggregate coverage limit was $2.0 million because of a fraudulently issued binder for our excess coverage. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount, and our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. Currently, we are not aware of any such claims. If one or more claims from this period were to exceed the then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment. We lease a significant portion of our tractor and trailer fleet using operating leases. Substantially all of the leases have residual value guarantees under which we must insure that the lessor receives a negotiated amount for the equipment at the expiration of the lease. At December 31, 2003, we had financed approximately 1,025 tractors and 6,611 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $25.4 million in 2003, compared to $17.7 million in 2002. The total amount of remaining payments under operating leases as of December 31, 2003, was $128.4 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2003, the maximum amount of the residual value guarantees was approximately $42.7 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases except those operating leases relating to 2001 model year equipment. The amount accrued on the 2001 model year equipment is approximately $1.5 million pre-tax. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes - In this area, we make important judgments concerning a variety of factors, including, the appropriateness of tax strategies, expected future tax consequences based on future company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. To date, we have received notices of disallowance asserting that three of our tax planning strategies have been disallowed. We are contesting the disallowance and have provided for our estimated exposure attributable to income tax planning strategies. We believe that the provision for liabilities resulting from the implementation of income tax planning strategies is appropriate.

Deferred income taxes represent a substantial liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. For the year ended December 31, 2003, we made no material changes in our assumptions regarding the determination of deferred income taxes. However, should these tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through our Consolidated Statement of Operations.

The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional income tax expense. We believe that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized, based on forecasted income. However, there can be no assurance that we will meet our forecasts of future income. We evaluate the deferred tax assets on a periodic basis and assess the need for additional valuation allowances.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. Also, new emissions control regulations have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. We historically have limited the effects of inflation through increases in freight rates and certain cost control efforts.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expense. The Federal Environmental Protection Agency ("EPA") recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could substantially impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements, and have eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments, may increase our cost of operation, which could materially and adversely affect our profitability. Fuel is one of our largest operating expenses. Fuel prices tend to fluctuate, and from time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2004 are covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

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

The table below sets forth quarterly information reflecting our equipment utilization (miles per tractor per period) during 2003, 2002, and 2001. We believe that equipment utilization more accurately demonstrates the seasonality for our business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                           Equipment Utilization Table
                         (Miles Per Tractor Per Period)

                       First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                    ---------------------------------------------------------------------------------
       2003               30,308              32,612                33,568              33,214

       2002               30,986              33,461                32,664              32,801

       2001               30,860              32,073                32,496              32,286

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of factors, over which we have little or no control, may affect our future results. Factors that might cause such a difference include, but are not limited to, the following:

o Significant increases or rapid fluctuations in fuel price and the prices and volumes of our fuel hedging and volume purchase requirements, if any.
o    Excess tractor and trailer capacity in the trucking industry.
o    Declines in the resale value of used equipment.
o    Strikes or other work stoppages.
o    Increases in interest rates, fuel taxes, and license and registration fees.
o    Rising costs of healthcare.
o    Increases in insurance costs, liability claims, and self-insurance levels.
o    Difficulty  in  attracting  and  retaining  qualified  drivers,   including
     independent contractors.
o Regulatory changes, including the new hours-of-service requirements for drivers that became effective in January 2004.

We also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers, and regions of the country, such as California, Texas, and the Southeast, where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts.

In addition, it is not possible to predict the effects of actual or threatened terrorist attacks, efforts to combat terrorism, military action against any foreign state, heightened security requirements, or other related events. Such events, however, could negatively impact the economy and consumer confidence in the United States. Such events could also have a materially adverse effect on our future results of operations. Moreover, our results of operations may be affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and our operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time and higher repairs and maintenance costs.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings. Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We currently self-insure for a portion of our claims exposure and accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise. Our current insurance policy generally provides that we are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. However, the policy also provides for an additional $4.0 million self-insured aggregate amount, with a limit of $2.0 million per occurrence until the $4.0 million aggregate threshold is reached. In addition to amounts for which we are self-insured in the primary $5.0 million layer, we self-insure for the first $2.0 million in the layer from $5.0 million to $20.0 million, which is our excess coverage limit. We are responsible for a pro rata portion of legal expenses relating to such claims. We also are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each group medical claim. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, our profitability would be adversely affected and could vary significantly from period to period.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Since 2001, insurance carriers have been raising premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase when our current primary casualty and workers' compensation coverages expire in March 2005, or we could raise our self-insured retention. If these expenses increase, our earnings could be materially and adversely affected.

Our current aggregate primary and excess casualty insurance provides coverage up to a maximum per claim amount of $20.0 million. We do not maintain directors and officers insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts. Any such claim could materially and adversely affect our financial condition and results of operations.

Ongoing insurance requirements could constrain our borrowing capacity. The increase in our self-insured retention has caused our outstanding undrawn letters of credit in favor of insurance companies to increase. At December 31, 2003, our revolving line of credit had a maximum borrowing limit of $100.0 million, outstanding borrowings of $12.0 million, and outstanding letters of credit of $51.2 million. We expect outstanding letters of credit to increase in the future. Outstanding letters of credit reduce the available borrowings under our credit agreement, which could negatively affect our liquidity should we need to increase our borrowings in the future.

Our casualty insurance coverage may have been limited to $2.0 million between July and November 2002; accordingly, a significant claim relating to that period could adversely affect our profitability. On July 15, 2002, we received a binder for $48.0 million of excess insurance coverage over our $2.0 million primary layer of accident insurance. Subsequently, we were forced to seek replacement coverage after the insurance agent retained the premium and failed to produce proof of insurance coverage. In November 2002, we obtained replacement coverage of $4.0 million in primary coverage with a $1.0 million self-insured retention and $16.0 million in excess coverage with a $3.0 million self-insured retention. In March 2004, we obtained our current program, which has an aggregate $20.0 million in coverage per occurrence, subject to applicable deductibles. We recognized the premium expense in 2002 and have filed a lawsuit to recover our premiums paid and to seek coverage from the insurance agency and its errors and omissions policy on any claims that may exceed $2.0 million in exposure for the July through November period. Currently, we are not aware of any claims that are expected to exceed either $2.0 million during the July through November period or $4.0 million during the November through March period. If one or more claims from these periods were to exceed the then-effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain or improve our current profitability.

     These factors include:

o We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment and greater capital resources than we do.
o Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business.
o Many of our customers are other transportation companies, and they may decide to transport their own freight.
o Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers, and in some instances we may not be selected.
o Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.
o The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.
o Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
o Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.
o Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2003, our top 25 customers, based on revenue, accounted for approximately 54% of our revenue; and our top 10 customers, approximately 38% of our revenue. In the aggregate, subsidiaries of CNF, Inc. accounted for approximately 11% of our revenue in 2003. We do not expect these percentages to change materially for 2004. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. For some of our customers, we have entered into multi-year contracts and we cannot assure you that the rates will remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Increases in compensation or difficulty in attracting drivers could affect our profitability and ability to grow. Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. Our ability to attract and retain drivers could be adversely affected by increased availability of alternative employment opportunities in an economic expansion and by the potential need for more drivers due to more restrictive driver hours-of-service requirements imposed by the U.S. Department of Transportation effective January 4, 2004. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package, let trucks sit idle, or operate with fewer independent contractors and face difficulty meeting shipper demands, all of which could adversely affect our growth and profitability.

We may not be successful in improving our profitability. From 1994 through 1999, we achieved an average annual net margin of 4.8%. In 2000, our net margin declined to 2.1%, and in 2001, we experienced a net loss of $6.7 million, including a $9.5 million after-tax impairment charge relating to the value of our tractors. We have implemented certain initiatives designed to improve our profitability, and in 2003, our net margin improved. However, we face significant cost increases in 2004 and we cannot assure you that we will be successful in continuing to improve our profitability. If we fail to sustain or improve our profitability, our stock price could decline.

Our growth may not return to historical rates, which could adversely affect our stock price. We experienced significant growth in revenue between our founding in 1986 and 1999. Since 2000, however, our revenue base has remained relatively constant. There can be no assurance that our revenue growth rate will return to historical levels or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

The Department of Transportation adopted revised hours-of-service regulations that could reduce the amount of allowable driving time, and increased costs of compliance with, or liability for violation of, these and other regulations could have a materially adverse effect on our business. The United States Department of Transportation ("DOT") and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. The DOT adopted revised hours-of-service regulations on April 28, 2003, and carriers were required to comply with the regulations beginning January 4, 2004. This change could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist in managing the drivers' non-driving activities, such as loading, unloading, and waiting. If these changes increase our costs and we cannot pass the additional costs through to shippers, our operating results could be materially and adversely affected. We also may become subject to new or more restrictive regulations relating to matters such as fuel emissions and ergonomics. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

The IRS is auditing our 2001 and 2002 tax returns and reviewing certain of our tax planning structures, which, if successfully challenged, would subject us to increased tax payments. Federal, state, and local taxes comprise a significant part of our expenses. As such, we actively manage these expenses when executing our business strategy, and we use a number of structures to permanently decrease our overall tax liability, or to defer cash tax payments when we believe it is appropriate. We have disclosed to the IRS the basic elements of two transactions related to taxes that were implemented in 2001, which we understand are of a type that have been subject to heightened IRS scrutiny. In the first of these structures, we formed a contested liability trust to fund the payment of certain contested third-party claims. We deduct on our federal income tax return the contributions to the trust in the form of our right to receive payment on certain notes issued by our subsidiaries. We intend to make further deductions if we make future contributions in respect of additional third-party claims. In the second of these structures, we changed our 401(k) plan year to end on December 29, and as a result deducted our 2002 plan year contribution on our 2001 federal income tax return. Both of these structures were designed to accelerate deductions to an earlier date than when they otherwise would be available. We estimate that the combined deductions from these two structures generated combined cash federal and state tax deferrals to us of approximately $3.9 million for 2001 and 2002. The tax deferrals did not affect our marginal tax rate for financial reporting purposes.

As part of its ongoing audit of our 2001 and 2002 tax returns, the IRS has proposed the disallowance of the deductions relating to the 401(k) plan structure, and the deductions relating to the contested liability trust. The IRS also reviewed a captive insurance company that we established in 2002 and that also was disclosed, and has proposed the disallowance of deductions relating to the captive insurance company. We are prepared to defend these challenges. If the IRS successfully challenges the 401(k) plan and contested liability trust structures, we estimate that we would have to repay the net federal and state tax deferrals of approximately $3.9 million, plus tax deductible interest. We would, however, be able to deduct the payments to satisfy third-party claims as they become fixed and the 401(k) contributions at a later date. If the IRS successfully challenges the captive insurance company, we would have to pay approximately $400,000 in additional taxes for 2002 because the deduction would not be allowed. Because we did not change our marginal tax rate for financial reporting purposes when we took the deductions, we do not believe our marginal tax rate will be affected if the structures are disallowed. In the event of a successful challenge, we also could owe penalties if our disclosures were deemed inadequate. Likewise, if the IRS were to successfully challenge other structures we have utilized or may utilize or expand the scope of the audit of our 2002 tax returns, we also could have to make additional tax payments and perhaps payments of penalties or interest.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms. The truckload industry is capital intensive. Historically, we have depended on cash from operations and our credit facility to expand the size of our fleet and maintain modern revenue equipment. We review our tractor and trailer trade cycle from time-to-time. In 2001, we extended our trade cycle for tractors from three years to four years because of a depressed market for used equipment. We are in the process of returning to a tractor trade cycle of approximately three years. In addition, we are increasing the ratio of trailers to tractors in our fleet and are replacing many of our older trailers with new ones. These changes will increase our capital expenditures and borrowing requirements, or, depending on the method of financing, our leasing requirements. Our budget for capital expenditures, net of any offsets from sales or trades of equipment, is $45.0 million in 2004, exclusive of acquisitions. We expect to pay for the projected capital expenditures with cash flows from operations, borrowings under our line of credit, and proceeds under the securitization facility. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

We currently have trade-in or fixed residual agreements with certain equipment suppliers concerning the substantial majority of our tractor fleet. If the suppliers refuse or are unable to meet their financial obligations under these agreements, or if we decline to purchase the relevant number of replacement units from the suppliers, we may suffer a financial loss upon the disposition of our equipment.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments, may increase our cost of operation, which could materially and adversely affect our profitability. Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control. For example, our average price for diesel fuel was $1.43 per gallon in 2003, as compared to $1.25 per gallon in 2002. From time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2004 are covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability. We require large amounts of diesel fuel, particularly on the West Coast and in Texas. Fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy. We made nine acquisitions between 1996 and 2000, including four between September 1999 and August 2000. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot assure you that we will be able to successfully integrate the acquired companies or assets into our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at two of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities that could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expense. The Federal Environmental Protection Agency ("EPA") recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could substantially impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements, and have eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for obligations associated with the retirement of tangible long-lived assets. This pronouncement was effective January 1, 2003. We adopted SFAS 143 effective January 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. We adopted SFAS 145 effective January 1, 2003, which resulted in the reclassification of the fiscal year 2002 loss on extinguishment of debt.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have guarantees which are included in the notes to our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation/Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. Our adoption of this statement will not have any significant impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was developed in response to concerns expressed about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity, but that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not affect our balance sheet presentation of our debt and equity financial instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in (i) certain  commodity prices and
(ii) certain interest rates on our debt.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For 2003 diesel fuel expenses net of fuel surcharge represented 14.9% of our total operating expenses and 15.1% of freight revenue. At December 31, 2003 we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable rate obligations consist of our Credit Agreement and our accounts receivable Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at December 31, 2003). During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At December 31, 2003, the fair value of these interest rate swap agreements was a liability of $1.2 million. At December 31, 2003, we had variable, base rate borrowings of $12.0 million outstanding under the Credit Agreement. Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.41%. At December 31, 2003, borrowings of $48.4 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at December 31, 2003 levels, a one percentage point increase in interest rates would increase our annual interest expense by $604,000.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated balance sheets, statements of operations, cash flows, stockholders' equity and comprehensive loss, and notes related thereto, are contained at Pages 43 to 62 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants during our two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. During the Company's fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference; provided, that the "Audit Committee Report for 2003" and the Stock Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information respecting executive compensation set forth under the caption "Executive Compensation" in our Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference. The following table provides certain information as of December 31, 2003, with respect to our compensation plans and other arrangements under which shares of our Common Stock are authorized for issuance.

                      Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                        Number of securities                                remaining available for
                                        to be issued upon          Weighted-average         future issuance under
                                        exercise of                exercise price of        equity compensation plans
                                        outstanding options,       outstanding options,     (excluding securities
Plan category                           warrants and rights        warrants and rights      reflected in column (a))
--------------------------------------------------------------------------------------------------------------------------
                                                  (a)                        (b)                        (c)
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders(1)                   1,172,640                $13.55                         1,225,000
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders(2)                      56,750                $12.03                                 0
--------------------------------------------------------------------------------------------------------------------------
Total                                             1,229,390                $13.45                         1,225,000
--------------------------------------------------------------------------------------------------------------------------

(1) Includes 1994 Incentive Stock Plan, Outside Director Stock Option Plan, and 2003 Incentive Stock Plan.
(2) Includes 1998 Non-Officer Incentive Stock Plan, and shares reserved for issuance pursuant to grants outside any plan.

Summary Description of Equity Compensation Plans Not Approved by Security
Holders

Summary of 1998 Non-Officer Incentive Stock Plan

In October 1998, the Company's Board of Directors adopted the Non-Officer Plan to attract and retain executive personnel and other key employees and motivate them through incentives that were aligned with the Company's goals of increased profitability and stockholder value and authorized 200,000 shares of the Company's Class A Common Stock for grants or awards pursuant to the Non-Officer Plan. Awards under the Plan could be in the form of incentive stock options, non-qualified stock options, restricted stock awards, or any other awards of stock consistent with the Non-Officer Plan's purpose. The Non-Officer Plan was to be administered by the Board of Directors or a committee that could be appointed by the Board of Directors. All non-officer employees were eligible for participation, and actual participants in the Non-Officer Plan were selected from time-to-time by the administrator. The administrator could substitute new stock options for previously granted options. In conjunction with adopting the 2003 Plan, the Board of Directors voted to terminate the Non-Officer Plan effective as of May 31, 2003. Option grants previously issued continue in effect and may be exercised on the terms and conditions under which the grants were made.

Summary of Grants Outside the Plan

On August 31, 1998, the Company's Board of Directors approved the grant of an option to purchase 5,000 shares of the Company's Class A Common Stock to each of the four outside directors of the Company. The exercise price of the stock was equal to the mean between the lowest reported bid price and the highest reported asked price on the date of the grant. The options have a term of ten years from the date of grant, and the options vest 20% on each of the first through fifth anniversaries of the grant.

On September 23, 1998, the Company's Board of Directors approved the grant of an option to purchase 20,000 shares of the Company's Class A Common Stock to Tony Smith upon closing of the acquisition of Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. The exercise price was the mean between the low bid price and the high asked price on the closing date. The options have a term of ten years from the date of grant, and the options vest 20% on each of the first through fifth anniversaries of the grant.

On May 20, 1999, the Company's Board of Directors approved the grant of an option to purchase 2,500 shares of the Company's Class A Common Stock to each of the four outside directors of the Company. The exercise price of the stock was equal to the mean between the lowest reported bid price and the highest reported asked price on the date of the grant. The options have a term of ten years from the date of grant, and the options vest 20% on each of the first through fifth anniversaries of the grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain and Relationships and Related Transactions" in our Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information respecting accounting fees and services set forth under the caption "Principal Accounting Fees and Services" in our Proxy Statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements.

Our audited consolidated financial statements are set forth at the following pages of this report:

Independent Auditors' Report - KPMG LLP..........................................................................43
Consolidated Balance Sheets......................................................................................44
Consolidated Statements of Operations............................................................................45
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)..................................46
Consolidated Statements of Cash Flows............................................................................47
Notes to Consolidated Financial Statements.......................................................................48

    2.   Financial Statement Schedules.

Financial statement schedules are not required because all required information is included in the financial statements.

    3.   Exhibits.

See list under Item 15(c) below, with management compensatory plans and arrangements being listed under Exhibits 10.1, 10.2, 10.3, 10.8, and 10.10.

(b) Reports on Form 8-K during the fourth quarter ended December 31, 2003.

Forms 8-K were filed on October 24, 2003, to report operating results for the quarter and nine months ended September 30, 2003, and October 28, 2003, to report the filing of a registration statement with the Securities and Exchange Commission.

(c) Exhibits

Exhibit
Number              Reference        Description
3.1                 (1)              Restated Articles of Incorporation.
3.2                 (1)              Amended Bylaws dated September 27, 1994.
4.1                 (1)              Restated Articles of Incorporation.
4.2                 (1)              Amended Bylaws dated September 27, 1994.
10.1                (1)              401(k) Plan filed as Exhibit 10.10.
10.2                (2)              Outside Director Stock Option Plan, filed as Appendix A.
10.3                (3)              Amendment  No. 1 to the Outside  Director  Stock Option Plan,  filed as
                                     Exhibit 10.11.
10.4                (4)              Credit Agreement by and among Covenant Asset Management, Inc.,
                                     Covenant Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement, dated
                                     December 13, 2000, filed as Exhibit 10.9.
10.5                (4)              Loan Agreement dated December 12, 2000, among CVTI Receivables Corp.,
                                     Covenant Transport, Inc., Three Pillars Funding Corporation, and
                                     SunTrust Equitable Securities Corporation, filed as Exhibit 10.10.
10.6                (4)              Receivables Purchase Agreement dated as of December 12, 2000, among
                                     CVTI Receivables Corp., Covenant Transport, Inc., and Southern
                                     Refrigerated Transport, Inc., filed as Exhibit 10.11.

10.7                (5)              Clarification of Intent and Amendment No. 1 to Loan Agreement dated
                                     March 7, 2001, among CVTI Receivables Corp., Covenant Transport, Inc.,
                                     Three Pillars Funding Corporation, and SunTrust Equitable Securities
                                     Corporation, filed as Exhibit 10.12.
10.8                (6)              Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as Appendix B.
10.9                (7)              Amendment No. 1 to Credit Agreement dated August 28, 2001, among
                                     Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of
                                     America, N.A., and each other financial institution which is a party to the Credit Agreement, filed as Exhibit 10.11.
10.10               (8)              Covenant Transport, Inc. 2003 Incentive Stock Plan, filed as Appendix
                                     B.
10.11               (9)              Amendment No. 2 to Credit Agreement dated February 26, 2003, among
                                     Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of
                                     America, N.A., and each other financial institution which is a party to the Credit Agreement, filed as Exhibit 10.1.
10.12               (10)             Amendment No. 3 to Credit Agreement dated June 11, 2003, among
                                     Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of
                                     America, N.A., and each other financial institution which is a party to the Credit Agreement, filed as Exhibit 10.1.
10.13               (10)             Consolidating Amendment No. 1 to Loan Agreement effective May 2, 2003, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars
                                     Funding Corporation, and SunTrust Capital Markets, Inc. (formerly
                                     SunTrust Equitable Securities Corporation), filed as Exhibit 10.3.
10.14               (11)             Master Lease Agreement dated April 15, 2003, between Transport
                                     International Pool, Inc. and Covenant Transport, Inc., filed as
                                     Exhibit 10.4.
10.15               #                Amendment No. 4 to Credit Agreement dated December 1, 2003, among
                                     Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of
                                     America, N.A., and each other financial institution which is a party to the Credit Agreement.
10.16               #                Amendment No. 5 to Loan Agreement dated December 9, 2003, among CVTI
                                     Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC
                                     (successor to Three Pillars Funding Corporation), and SunTrust Capital
                                     Markets, Inc. (formerly SunTrust Equitable Securities Corporation)
                                     (Three other amendments were consolidated into Consolidating Amendment
                                     No. 1, filed with the Form 10-Q for the quarter ended June 30, 2003).
21                  #                List of Subsidiaries.
23                  #                Independent Auditors' Consent - KPMG LLP.
31.1                #                Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by
                                     David R. Parker, the Company's Chief Executive Officer.
31.2                #                Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by
                                     Joey B. Hogan, the Company's Chief Financial Officer.
32                  #                Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker,
                                     the Company's Chief Executive Officer, and Joey B. Hogan, the
                                     Company's Chief Financial Officer.

-------------------------------------------------------------------------------------------------------------------

References:

#        Filed herewith

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)  Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)   Schedule 14A, filed April 13, 2000.
(3)  Form 10-Q for the quarter  ended  September  30, 2000,  filed  November 13,
     2000.
(4)  Form 10-K for the year ended December 31, 2000, filed March 29, 2001.
(5)  Form 10-Q for the quarter ended March 31, 2001, filed May 14, 2001.
(6)  Schedule 14A, filed April 5, 2001.
(7)  Form 10-Q/A for the quarter ended September 30, 2001, filed July 30, 2002.
(8)  Schedule 14A, filed April 16, 2003.
(9)  Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003.
(10) Form 10-Q for the quarter ended June 30, 2003, filed August 11, 2003.
(11) Form 10-Q/A for the quarter ended June 30, 2003, filed October 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COVENANT TRANSPORT, INC.

Date:  March 11, 2004             By:  /s/ Joey B. Hogan
     ------------------              -------------------------------------
                                       Joey B. Hogan
                                       Executive Vice President and Chief
                                       Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                          Date

/s/ David R. Parker                                          March 11, 2004
-----------------------------------------------------
David R. Parker
Chairman of the Board, President, and Chief Executive
Officer (principal executive officer)

/s/ Michael W. Miller                                        March 11, 2004
-----------------------------------------------------
Michael W. Miller
Director

/s/ Joey B. Hogan                                            March 11, 2004
-----------------------------------------------------
Joey B. Hogan
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ Brad A. Moline                                           March 11, 2004
-----------------------------------------------------
Brad A. Moline
Director

/s/ William T. Alt                                           March 11, 2004
-----------------------------------------------------
William T. Alt
Director

/s/ Robert E. Bosworth                                       March 11, 2004
-----------------------------------------------------
Robert E. Bosworth
Director

/s/ Hugh O. Maclellan, Jr.                                   March 11, 2004
-----------------------------------------------------
Hugh O. Maclellan, Jr.
Director

/s/ Mark A. Scudder                                          March 11, 2004
-----------------------------------------------------
Mark A. Scudder
Director

/s/ Niel B. Nielson                                          March 11, 2004
-----------------------------------------------------
Niel B. Nielson
Director

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Covenant Transport, Inc.

     We have audited the accompanying consolidated balance sheets of Covenant Transport, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transport, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with the accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


/s/ KPMG LLP

Atlanta, Georgia
January 27, 2004

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                        (In thousands, except share data)

                                                                                         2003                  2002
                                                                                  -----------------     -----------------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                               $  3,306              $     42
  Accounts receivable, net of allowance of $1,350 in 2003
      and $1,800 in 2002                                                                    62,998                65,041
  Drivers advances and other receivables                                                     9,622                 3,480
  Inventory and supplies                                                                     3,581                 3,226
  Prepaid expenses                                                                          16,185                14,450
  Deferred income taxes                                                                     13,462                11,105
  Income taxes receivable                                                                      278                 2,585
                                                                                  -----------------     -----------------
Total current assets                                                                       109,432                99,929

Property and equipment, at cost                                                            320,909               392,498
Less accumulated depreciation and amortization                                            (99,175)             (154,010)
                                                                                  -----------------     -----------------
Net property and equipment                                                                 221,734               238,488

Other assets                                                                                23,115                23,124
                                                                                  -----------------     -----------------

Total assets                                                                              $354,281              $361,541
                                                                                  =================     =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Current maturities of long-term debt                                                       1,300                43,000
  Securitization facility                                                                   48,353                39,230
  Accounts payable                                                                           8,822                 6,921
  Accrued expenses                                                                          14,420                17,220
  Insurance and claims                                                                      27,420                21,210
                                                                                  -----------------     -----------------
Total current liabilities                                                                  100,315               127,581

  Long-term debt, less current maturities                                                   12,000                 1,300
  Deferred income taxes                                                                     49,824                57,072
                                                                                  -----------------     -----------------
Total liabilities                                                                          162,139               185,953

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares
   authorized; 13,295,026 and 12,999,315 shares issued; 12,323,526 and
   12,027,815 outstanding as of December 31, 2003 and 2002, respectively                       133                   130
  Class B common stock, $.01 par value; 5,000,000 shares authorized;
   2,350,000 shares issued and outstanding as of December 31, 2003 and 2002                     24                    24
  Additional paid-in-capital                                                                88,888                84,493
  Treasury Stock at cost; 971,500 shares as of December 31, 2003 and 2002                  (7,935)               (7,935)
  Retained earnings                                                                        111,032                98,876
                                                                                  -----------------     -----------------
Total stockholders' equity                                                                 192,142               175,588
                                                                                  -----------------     -----------------
Total liabilities and stockholders' equity                                                $354,281              $361,541
                                                                                  =================     =================
                           See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                      (In thousands, except per share data)

                                                                             2003              2002              2001
                                                                     ----------------  ----------------  ---------------
  Freight revenue                                                          $ 546,766         $ 541,830        $ 547,028
  Fuel and accessorial surcharges                                             35,691            22,588           26,593
                                                                     ----------------  ----------------  ---------------
Total revenue                                                                582,457           564,418          573,621

Operating expenses:
  Salaries, wages, and related expenses                                      220,665           227,332          244,849
  Fuel expense                                                               109,231            96,332          103,894
  Operations and maintenance                                                  39,822            39,625           39,410
  Revenue equipment rentals and purchased
     transportation                                                           69,997            59,265           65,104
  Operating taxes and licenses                                                14,354            13,934           14,358
  Insurance and claims                                                        35,454            31,761           27,838
  Communications and utilities                                                 7,177             7,021            7,439
  General supplies and expenses                                               14,495            14,677           14,468
  Depreciation, amortization and impairment charge, including
     gains (losses) on disposition of  equipment (1)                          43,041            49,497           56,324
                                                                     ----------------  ----------------  ---------------
Total operating expenses                                                     554,236           539,444          573,684
                                                                     ----------------  ----------------  ---------------
Operating income (loss)                                                       28,221            24,974             (63)
Other (income) expenses:
  Interest expense                                                             2,332             3,542            7,855
  Interest income                                                              (114)              (63)            (328)
  Other                                                                        (468)               916              799
  Loss on early extinguishment of debt                                             -             1,434                -
                                                                     ----------------  ----------------  ---------------
Other (income) expenses, net                                                   1,750             5,829            8,326
                                                                     ----------------  ----------------  ---------------
Income (loss) before income taxes                                             26,471            19,145          (8,389)
Income tax expense (benefit)                                                  14,315            10,871          (1,727)
                                                                     ----------------  ----------------  ---------------
Net income (loss)                                                          $  12,156         $   8,274        $ (6,662)
                                                                     ================  ================  ===============

Net income (loss) per share:

Basic earnings (loss) per share:                                               $0.84             $0.58          ($0.48)
Diluted earnings (loss) per share:                                             $0.83             $0.57          ($0.48)

Basic weighted average shares outstanding                                     14,467            14,223           13,987
Diluted weighted average shares outstanding                                   14,709            14,519           13,987


      (1)  Includes a $3.3 million and a $15.4 million pre-tax impairment charge in 2002 and 2001 respectively.

                           See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)

                                                     Additional              Accumulated                  Total
                                     Common Stock     Paid-In     Treasury     Other        Retained   Stockholders'  Comprehensive
                                   -----------------  Capital      Stock    Comprehensive   Earnings      Equity      Income (Loss)
                                   Class A  Class B                          Income (Loss)
                                   ------------------------------------------------------------------------------------------------
Balances at December 31, 2000        $ 126    $ 24    $ 78,343    $ (7,935)          --      $ 97,264      $ 167,822
                                   ====================================================================================

Exercise of employee stock options       1      --       1,270           --          --            --          1,271

Income tax benefit arising from the
 exercise of stock options              --      --         219           --          --            --            219

Comprehensive loss:

Unrealized loss on cash flow
  hedging derivatives, net of taxes     --      --          --           --       (748)            --          (748)        (748)

Net loss                                --      --          --           --          --       (6,662)        (6,662)      (6,662)
                                                                                                                       ------------

Comprehensive loss for 2001                                                                                              $(7,410)
                                 --------------------------------------------------------------------------------------============

Balances at December 31, 2001        $ 127    $ 24    $ 79,832    $ (7,935)      $(748)      $ 90,602      $ 161,902
                                 =====================================================================================

Exercise of employee stock options       3      --       3,878           --          --            --          3,881

Income tax benefit arising from the
 exercise of stock options              --      --         783           --          --            --            783

Unrealized gain on cash flow
 hedging derivatives, net of taxes      --      --          --           --         748            --            748          748

Net income                              --      --          --           --          --         8,274          8,274        8,274
                                                                                                                       ------------

Comprehensive income for 2002                                                                                              $9,022
                                 --------------------------------------------------------------------------------------============

Balances at December 31, 2002        $ 130    $ 24    $ 84,493     $(7,935)        $ --      $ 98,876      $ 175,588
                                 ======================================================================================

Exercise of employee stock options       3      --       3,615           --          --            --          3,618

Income tax benefit arising from the
 exercise of stock options              --      --         780           --          --            --            780

Net income                              --      --          --           --          --        12,156         12,156       12,156
                                                                                                                       ------------
Comprehensive income for 2003                                                                                             $12,156
                                 --------------------------------------------------------------------------------------============

Balances at December 31, 2003        $ 133    $ 24    $ 88,888     $(7,935)        $ --      $111,032      $ 192,142
                                 ======================================================================================

                           See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                 (In thousands)

                                                                    2003               2002                2001
                                                             ----------------   ----------------    ----------------
Cash flows from operating activities:
Net income (loss)                                                    $12,156             $8,274            ($6,662)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for losses on accounts receivable                           94                852                 722
    Loss on early extinguishment of debt                                  --              1,434                  --
    Depreciation, amortization, and impairment of assets (1)          43,909             47,090              56,107
    Provision for losses on guaranteed residuals                          --                324                  --
    Equity in earnings of affiliate                                       --                 --                 140
    Income tax benefit from exercise of stock options                    780                783                 219
    Deferred income taxes                                            (9,605)            (1,537)             (5,674)
    (Gain) loss on disposition of property and equipment               (867)              2,407                 217
    Changes in operating assets and liabilities:
      Receivables and advances                                       (4,193)            (1,317)              16,610
      Prepaid expenses                                               (1,735)            (2,625)               2,090
      Inventory and supplies                                           (356)                245               (522)
      Insurance and claims                                             6,210              9,356              10,597
      Accounts payable and accrued expenses                            1,343              1,881                (80)
                                                             ----------------   ----------------    ----------------
Net cash flows provided by operating activities                       47,716             67,167              73,764

Cash flows from investing activities:
  Acquisition of property and equipment                             (94,362)           (70,720)            (55,466)
  Proceeds from disposition of property and equipment                 68,487             14,369              24,705
  Acquisition of business                                                 --                 --               (564)
                                                             ----------------   ----------------    ----------------
Net cash used in investing activities                               (25,875)           (56,351)            (31,325)

Cash flows from financing activities:
  Exercise of stock options                                            3,615              3,881               1,271
  Proceeds from issuance of debt                                      72,000             85,000              54,000
  Repayments of long-term debt                                      (93,877)          (100,038)            (99,519)
  Deferred costs                                                       (315)                 --                  --
  Other                                                                   --                 --                (95)
                                                             ----------------   ----------------    ----------------
Net cash used in financing activities                               (18,577)           (11,157)            (44,343)
                                                             ----------------   ----------------    ----------------

Net change in cash and cash equivalents                                3,264              (341)             (1,904)

Cash and cash equivalents at beginning of period                          42                383               2,287
                                                             ----------------   ----------------    ----------------
Cash and cash equivalents at end of period                            $3,306                $42                $383
                                                             ================   ================    ================
Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                                          $2,332             $4,016              $7,880
                                                             ================   ================    ================
    Income taxes                                                     $22,795            $12,389                $967
                                                             ================   ================    ================

  (1) Includes a $3.3 million and a $15.4 million pre-tax impairment charge in 2002 and 2001 respectively.
                            See accompanying notes to consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Covenant Transport, Inc. (the "Company") is a long-haul truckload carrier that offers premium transportation services, such as team, refrigerated and dedicated contract services, to customers throughout the United States. The Company operations comprise a single segment for financial reporting purposes.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned operating subsidiaries, Covenant Transport, Inc., a Tennessee corporation; Harold Ives Trucking Co., an Arkansas corporation; Terminal Truck Broker, Inc., an Arkansas corporation (Harold Ives Trucking Co. and Terminal Truck Broker, Inc. referred together as "Harold Ives"); Southern Refrigerated Transport, Inc., an Arkansas corporation; Tony Smith Trucking, Inc., an Arkansas corporation (Southern Refrigerated Transport, Inc. and Tony Smith Trucking, Inc. referred together as "SRT"); Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; CVTI Receivables Corp., ("CRC") a Nevada corporation and Volunteer Insurance Limited, a Cayman Islands company. Terminal Truck Broker, Inc., an Arkansas corporation was dissolved in September 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. The Company includes fuel surcharges and accessorial revenue in total revenue in the statement of operations.

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

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. We depreciate revenue equipment excluding day cabs over five to ten years with salvage values ranging from 9% to 33%. We continually evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and on our recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in the statements of operations. During the fourth quarter of 2001 and the first quarter of 2002, the Company recognized pre-tax charges of approximately $15.4 million and $3.3 million, respectively, to reflect an impairment in tractor values. The charges related to the Company's approximately 2,100 model year 1998 through 2000 in-use tractors. The Company also incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying statement of operations. The Company accrued this loss from January 1, 2002, to the date the tractors were purchased off lease in February 2002.

Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets by analyzing the operating performance and future cash flows for those assets or whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying value of the underlying assets is adjusted if the sum of the expected cash flows is less than the carrying value on an undiscounted basis. Impairment can be impacted by our projection of the actual level of cash flows, future cash flows and salvage values, the methods of estimation used for determining fair values.

Intangible Assets - The Company periodically evaluates the net realizability of the carrying amount of intangible assets. Non-compete agreements are amortized over the life of the agreement and deferred loan costs are amortized over the life of the loan.

Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, is no longer being amortized after January 1, 2002. During the second quarter of 2003 and 2002, the Company completed its annual evaluation of its goodwill for impairment and determined that there was no impairment. At December 31, 2003, the Company has approximately $11.5 million of goodwill. Had goodwill not been amortized in 2001, the Company's net loss and net loss per share would have been as follows for the year ended December 31, 2001:

(in thousands except per share data)                       December 31, 2001
                                                         ----------------------

Net loss as reported                                                  $(6,662)
  Add back goodwill amortization, net of tax                               248
                                                         ----------------------
  Adjusted net loss                                                     $(6,414)
                                                         ======================
Basic and diluted earnings (losses) per share:
  As reported                                                          ($0.48)
  Goodwill amortization, net of tax                                       0.02
                                                         ----------------------
  As adjusted                                                          ($0.46)
                                                         ======================

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and long term debt. The carrying amount of cash, accounts receivable and accounts payable approximates their fair value because of the short term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long term debt. The carrying amount of the Company's long term debt at December 31, 2003 and 2002 was approximately $61.7 million and $83.5 million, respectively, including the accounts receivable securitization borrowings and approximates the estimated fair value, due to the variable interest rates on these instruments.

Capital Structure - The shares of Class A and B Common Stock are substantially identical except that the Class B shares are entitled to two votes per share and Class A only one vote per share. The terms of any future issuances of preferred shares will be set by the Board of Directors.

Insurance and Claims - The Company's insurance program for liability, property damage, and cargo loss and damage, involves self-insurance with high retention levels. Under the casualty program, the Company is self-insured for personal injury and property damage claims for varying amounts depending on the date the claim was incurred. In addition, the insurance retention also provides for an additional self-insured aggregate amount, with a limit per occurrence until an aggregate threshold is reached. The deductible amount increased from $250,000 in 2001, to $500,000 in March of 2002. From November 2002 to March 2003, the deductible amount increased to $1.0 million per claim, and from March 2003 to December 31, 2003 the deductible increased to $2.0 million per claim. In November 2003, the excess coverage was renewed, which will expire in March 2005. Cargo loss and damage claims are also self-insured for amounts up to $1.0 million per occurrence. The Company is self-insured for workers' compensation and group medical claims incurred for employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each group medical claim. The Company accrues the estimated cost of the retained portion of incurred claims. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and self-insured retention levels.

From 1999 to present, the Company carried excess coverage in amounts that have ranged from $15.0 million to $49.0 million in addition to its primary insurance coverage. On July 15, 2002, the Company received a binder for $48.0 million of excess insurance coverage over its $2.0 million primary layer. Subsequently, the Company was forced to seek replacement coverage after the insurance agent retained the premium and failed to produce proof of insurance coverage. If one or more claims from the period July to November 2002 exceeded $2.0 million, the Company would accrue for the potential or actual loss and its financial condition and results of operations could be materially and adversely affected.

Concentrations of Credit Risk - The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States. Three of the Company's customers, which are autonomously managed and operated are wholly owned subsidiaries of a public entity and when added together amount to approximately 11% of revenue in 2003 and 2002 and approximately 13% of revenue in 2001.

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

Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Derivative Instruments and Hedging Activities - The Company engages in activities that expose it to market risks, including the effects in changes in interest rates and fuel prices. Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

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

Effect of New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for obligations associated with the retirement of tangible long-lived assets. This pronouncement was effective January 1, 2003. The Company adopted SFAS 143 effective January 1, 2003. The adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has guarantees which are described in the notes to these consolidated financial statements.

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

The following table sets forth for the periods indicated the weighed average shares outstanding used in the calculation of net income (loss) per share included in the Company's Consolidated Statement of Operations:

(in thousands except per share data)                        2003               2002                2001
                                                      ----------------   ----------------    ----------------
  Denominator for basic earnings
    per share - weighted-average shares                        14,467             14,223              13,987

Effect of dilutive securities:

  Employee stock options                                          242                296                   -
                                                      ----------------   ----------------    ----------------
Denominator for diluted earnings per share -
  adjusted weighted-average shares and
  assumed conversions                                          14,709             14,519              13,987
                                                      ================   ================    ================

At December 31, 2003, the Company had four stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands except per share data)                 2003                 2002                 2001
                                              -----------------    -----------------     ----------------
Net income (loss), as reported:                        $12,156               $8,274             $(6,662)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                             (1,743)              (1,894)              (2,300)
                                              -----------------    -----------------     ----------------

Pro forma net income (loss)                            $10,413               $6,380             $(8,962)
                                              =================    =================     ================

Basic earnings (loss) per share:
  As reported                                            $0.84                $0.58              $(0.48)
  Pro forma                                              $0.72                $0.45              $(0.64)

Diluted earnings (loss) per share:
  As reported                                            $0.83                $0.57              $(0.48)
  Pro forma                                              $0.71                $0.44              $(0.64)

Reclassifications - Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

2.  INVESTMENT IN TRANSPLACE

Effective  July 1, 2000,  the Company  combined its logistics  business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. ("TPC"). TPC operates a global transportation logistics service. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture. In exchange, Covenant received 12.4% ownership in TPC. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business, which consisted primarily of the Terminal Truck Broker, Inc. business acquired in November 1999. The contributed operation generated approximately $5.0 million in net brokerage revenue (gross revenue less purchased transportation expense) annually. Until 2001, the Company accounted for its 12.4% investment in TPC using the equity method of accounting. During the third quarter of 2001, TPC changed its filing status to a C corporation and as a result management determined it appropriate to account for its investment using the cost method of accounting effective July 1, 2001.

3.  ACQUISITIONS

In August  2000,  the  Company  purchased  certain  assets of Con-Way  Truckload
Services, Inc. ("CTS") for approximately $7.7 million, which included approximately $5.2 million for property and equipment. The acquisition has been accounted for using the purchase method of accounting. In 2001, the Company made a $564,000 earnout payment related to this acquisition.

4.  PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2003 and 2002 is as follows:

(in thousands)                                                   2003                        2002
                                                       ------------------------    ------------------------
Revenue equipment                                                     $237,890                    $311,280
Communications equipment                                                16,271                      15,949
Land and improvements                                                   14,392                      14,000
Buildings and leasehold improvements                                    40,039                      39,794
Construction in progress                                                    51                          17
Other                                                                   12,266                      11,458
                                                       ------------------------    ------------------------
                                                                      $320,909                    $392,498
                                                       ========================    ========================

Depreciation expense amounts were $43.6 million, $46.7 million and $55.1 million in 2003, 2002 and 2001, respectively. The 2002 and 2001 amounts included a $3.3 million pre-tax impairment charge ($2.0 million after taxes) and a $15.4 million pre-tax impairment charge ($9.6 million after taxes), respectively. The charges related to approximately 2,100 model year 1998 through 2000 in use tractors. During 2001, the market value of used tractors was significantly below both historical levels and the carrying values on the Company's financial statements. The Company extended the trade cycle of its tractors from three years to four years during 2001, which delayed any significant disposals into 2002 and later years. The market for used tractors did not improve by the time the Company negotiated a tractor purchase and trade package with Freightliner Corporation for calendar years 2002 and 2003 covering the sale of model year 1998 through 2000 tractors and the purchase of an equal number of replacement units. The significant difference between the carrying values and the sale prices of the used tractors combined with the Company's less profitable results during 2001 caused the Company to test for asset impairment under SFAS No. 121, Accounting for the Impairment of Long Lived Assets and of Long Lived Assets to be Disposed of. In the test, the Company measured the expected undiscounted future cash flows to be generated by the tractors over the remaining useful lives and the disposal value at the end of the useful life against the carrying values. The test indicated impairment and the Company recognized the pre-tax charges of approximately $15.4 million and $3.3 million in 2001 and 2002, respectively, to reflect an impairment in tractor values. The Company incurred a loss of approximately $324,000 on guaranteed residuals for leased tractors in the first quarter of 2002, which was recorded in revenue equipment rentals and purchased transportation in the accompanying statement of operations. The Company accrued this loss from January 1, 2002, to the date the tractors were purchased off lease in February 2002.

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

5.  OTHER ASSETS

A summary of other assets as of December 31, 2003 and 2002 is as follows:

(in thousands)                                                              2003                 2002
                                                                     -----------------    -----------------
Covenants not to compete                                                       $1,690               $1,690
Trade name                                                                        330                  330
Goodwill                                                                       12,416               12,416
Less accumulated amortization of intangibles                                  (2,507)              (2,466)
                                                                     -----------------    -----------------
Net intangible assets                                                          11,929               11,970
Investment in TPC                                                              10,666               10,666
Other                                                                             520                  488
                                                                     -----------------    -----------------
                                                                              $23,115              $23,124
                                                                     =================    =================

6.  LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2003 and 2002:

(in thousands)                                                             2003                 2002
                                                                    ------------------   ------------------
Borrowings under $100 million  credit agreement                              $ 12,000             $ 43,000
Note payable to former SRT shareholder, bearing
  interest at 6.5% with interest payable quarterly                              1,300                1,300
                                                                    ------------------   ------------------
                                                                               13,300               44,300
Less current maturities                                                         1,300               43,000
                                                                    ------------------   ------------------
                                                                              $12,000               $1,300
                                                                    ==================   ==================

In December 2000, the Company entered into the Credit Agreement with a group of banks. The facility matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at December 31, 2003). At December 31, 2003, the Company had only base rate borrowings in the amount of $12.0 million outstanding on which the interest rate was 2.4%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $100.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $70.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of December 31, 2003, the Company had $12.0 million of borrowings outstanding under the Credit Agreement with approximately $36.8 million of available borrowing capacity. At December 31, 2003 and December 31, 2002, the Company had undrawn letters of credit outstanding of approximately $51.2 million and $19.2 million, respectively.

In October 1995, the Company issued $25 million in ten-year senior notes to an insurance company. On March 15, 2002, the Company retired the remaining $20 million in senior notes with borrowings from the Credit Agreement and incurred a $1.4 million pre-tax loss to reflect the early extinguishment of this debt.

Maturities of long term debt at December 31, 2003 are as follows (in thousands):

                  2004                  $1,300
                  2005                  12,000

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

The Company can receive up to $62 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The Securitization Facility includes certain significant events that could cause amounts to be immediately due and payable in the event of certain ratios. The proceeds received are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2003 and December 31, 2002, the Company had received $48.4 million and $39.2 million, respectively, in proceeds, with a weighted average interest rate of 1.0% and 1.5%, respectively.

The Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted. As of December 31, 2003, the Company was in compliance with the Securitization Facility covenants.

The activity in allowance for doubtful accounts (in thousands) is as follows:

    Years ended December 31:            Beginning        Additional          Write-offs       Ending
                                        Balance          provisions          and other        Balance
                                        January 1,       to allowance        deductions       December 31,
                                        -------------------------------------------------------------------
               2003                       $1,800               $94              $544             $1,350
                                          ======               ===              ====             ======

               2002                       $1,623              $852              $675             $1,800
                                          ======              ====              ====             ======

               2001                       $1,263              $722              $362             $1,623
                                          ======              ====              ====             ======

8.  LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, computer and office equipment, exclusive of owner/operator rentals, and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

                         2004        $        32,046
                         2005                 30,854
                         2006                 23,863
                         2007                 14,778
                         2008                 12,676
                   Thereafter                 14,151

The Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the residual guarantees are approximately $42.7 million and $56.8 million at December 31, 2003 and December 31, 2002.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)                                               2003               2002                2001
                                                      ----------------   ----------------    ----------------
Revenue equipment rentals                                     $25,625            $16,877             $19,819
Terminal rentals                                                1,041              1,115               1,055
Other equipment rentals                                         3,201              2,943               3,198
                                                      ----------------   ----------------    ----------------
                                                              $29,867          $  20,934           $  24,072
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

9.  INCOME TAX

Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 is comprised of:

(in thousands)                                             2003               2002                 2001
                                                      ----------------   ----------------    ----------------
Federal, current                                              $20,011            $11,116              $3,498
Federal, deferred                                             (7,771)              (387)             (5,355)
State, current                                                  3,909              1,251                 449
State, deferred                                               (1,834)            (1,109)               (319)
                                                      ----------------   ----------------    ----------------
                                                              $14,315            $10,871            ($1,727)
                                                      ================   ================    ================

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2003, 2002 and 2001 as follows:

(in thousands)                                             2003               2002                 2001
                                                      ----------------   ----------------    ----------------
Computed "expected" income tax expense                         $9,265             $6,701            ($2,936)
State income taxes, net of federal income tax
  effect                                                        1,349                 91                  85
Change in valuation allowance                                       -              (392)                 392
Per diem allowances                                             3,487              3,471               1,346
Other, net                                                        214              1,000               (614)
                                                      ----------------   ----------------    ----------------
Actual income tax expense (benefit)                           $14,315            $10,871            ($1,727)
                                                      ================   ================    ================

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2003 and 2002 are as follows:

(in thousands)                                                2003                       2002
                                                      ----------------------     ----------------------
Deferred tax assets:
  Accounts receivable                                                  $351                       $605
  Insurance and claims                                               10,836                      8,949
  Intangible assets                                                       -                        113
  State net operating loss carryovers                                 1,815                      1,013
  Deferred gain                                                         300                        265
  Investments                                                           160                        160
                                                      ----------------------     ----------------------
Total gross deferred tax assets                                      13,462                     11,105
                                                      ----------------------     ----------------------
Deferred tax liability:
  Property and equipment                                             48,001                     53,167
  Intangible assets                                                      76                          -
  Accrued salaries and wages                                            605                        605
  Prepaid liabilities                                                 1,142                      3,300
                                                      ----------------------     ----------------------
Total deferred tax liabilities                                       49,824                     57,072
                                                      ----------------------     ----------------------

Net deferred tax liability                                          $36,362                    $45,967
                                                      ======================     ======================

Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of the deductible differences at December 31, 2003. In the normal course of business, we are subject to audits from the Federal, state, and other tax authorities regarding various tax liabilities. Currently, the IRS is auditing our federal income tax returns for years 2001 and 2002. These audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that the amounts accrued on the Consolidated Balance Sheet represent an adequate accrual for our tax liabilities at December 31, 2003.

10. STOCK REPURCHASE PLAN

During 2000, the Company authorized a stock repurchase plan for up to 1.5 million Company shares to be purchased in the open market or through negotiated transactions. During 2000, 971,500 shares were purchased at an average price of $8.17. The Company has not purchased any additional shares through the repurchase plan since 2000. The stock repurchase program has no expiration date.

11. DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute up to 17% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The Company contributed approximately $0.8 million, $1.0 million and $1.1 million in 2003, 2002 and 2001, respectively, to the profit sharing and savings plan.

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

                                                                           Weighted           Options
                                                                           Average         Exercisable at
                                                         Shares         Exercise Price        Year End
                                                   -------------------------------------------------------
Under option at December 31, 2000                        1,425,326           $11.99           613,026

Options granted in 2001                                    308,000           $16.71
Options exercised in 2001                                (113,633)           $11.19
Options canceled in 2001                                  (37,248)           $10.54
                                                   -------------------
Under option at December 31, 2001                        1,582,445           $12.99           856,486

Options granted in 2002                                    186,250           $15.61
Options exercised in 2002                                 (318,832)          $12.22
Options canceled in 2002                                   (68,323)          $14.29
                                                   -------------------
Under option at December 31, 2002                        1,381,540           $13.48           855,685

Options granted in 2003                                    196,664           $17.51
Options exercised in 2003                                (295,711)           $12.24
Options canceled in 2003                                  (53,103)           $15.19
                                                   -------------------
Under option at December 31, 2003                        1,229,390           $14.37           891,813
                                                   ===================

                                         Options Outstanding                           Options Exercisable
                       -------------------------------------------------------------------------------------------

                                                   Weighted-
                                 Number              Average        Weighted-           Number          Weighted-
  Range of Exercise      Outstanding at            Remaining          Average   Exercisable At            Average
       Prices                  12/31/03     Contractual Life   Exercise Price         12/31/03     Exercise Price
------------------------------------------------------------------------------------------------------------------
$ 8.00 to $13.00                401,894                   72            $10.00          401,894            $10.00
$13.01 to $16.50                388,939                   54            $15.50          296,727            $15.54
$16.51 to $20.00                438,557                   95            $17.37          193,192            $17.43
                       -----------------                                        ----------------
                              1,229,390                                                 891,813
                       =================                                        ================

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 1.7% to 4.8%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 55.3% for 2001, 53.3% for 2002 and 40.8% for 2003. Using these assumptions, the fair value of the employee stock options which would have been expensed in 2001, 2002 and 2003 is $2.3 million, $1.8 million and $1.7 million respectively.

13. RELATED PARTY TRANSACTIONS

Transactions involving related parties, not otherwise disclosed herein, are as follows:

In February 2000, the Company sold approximately 2.5 acres of land to a significant shareholder in the amount of $88,000 in the form of a non-interest bearing promissory note with an 18-month term. The note was paid in full in September 2001.

Tenn-Ga Truck Sales, Inc., a corporation wholly owned by a significant shareholder, purchased used tractors and trailers from the Company for approximately $3.0 million and $600,000 during 2002 and 2001, respectively. In 2003 and 2002, the Company purchased equipment from Tenn-Ga Truck Sales for approximately $286,000 and $37,000, respectively. Also in 2003, the Company was retained to repair certain equipment owned by Tenn-Ga Truck Sales for approximately $223,000.

In connection with the TPC investment, the Company made several cash advances to fund the operations of TPC. The balance as of December 31, 2000 was approximately $3.2 million, which included a $2.6 million, 8% interest-bearing promissory note from TPC, which was paid in full in the month of February 2001.

The Company also provides transportation services for TPC. During 2003, 2002 and 2001, gross revenue from TPC was $9.6 million, $7.4 million and $9.0 million, respectively. The accounts receivable balance as of December 31, 2003 was approximately $1.2 million.

A company wholly owned by a relative of a significant shareholder and executive officer operates a "Company Store" on a rent-free basis in the Company's headquarters building, and uses Covenant service marks on its products at no cost. The Company made purchases from this store totaling approximately $350,000, $390,000, and $310,000 in 2003, 2002, and 2001, respectively.

14. DERIVATIVE INSTRUMENTS

The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statement of operations. At December 31, 2003 and 2002, the fair value of these interest rate swap agreements was a liability of $1.2 million and $1.6 million, respectively, which are included in accrued expenses on the consolidated balance sheets.

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations. At December 31, 2003, the notional amount for purchase commitments for 2004 is approximately 12 million gallons. In addition, during the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its cash flow exposure to diesel fuel price fluctuations on floating rate diesel fuel purchase commitments. These contracts were considered highly effective in offsetting changes in anticipated future cash flows and were designated as cash flow hedges under SFAS No. 133. Each called for 6 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively. The contracts expired December 31, 2002.

The derivative activity as reported in the Company's financial statements for the years ended December 31, 2003 and 2002 is summarized in the following:

     (in thousands):                                                             2003             2002
                                                                            ---------------  ----------------
     Net liability for derivatives at January 1,                            $       (1,645)   $       (1,932)

     Changes in statements of operations:
      Gain (loss) on derivative instruments:
          Gain (loss) in value of derivative instruments that do
            not qualify
            as  hedging instruments                                                     444             (919)
     Other comprehensive income:
          Gain on fuel hedge contracts that qualify as cash flow hedges                   -             1,206
          Tax expense                                                                     -               458
                   Net other comprehensive gain                                           -               748
                                                                            ---------------  ----------------
     Net liability for derivatives at December 31,                          $       (1,201)   $       (1,645)
                                                                            ===============  ================

15. COMMITMENTS AND CONTINGENT LIABILITIES

The Company, in the normal course of business, is involved in certain legal matters for which it carries liability insurance, subject to certain exclusions and deductibles. It is management's belief that the losses, if any, from these matters will not have a materially adverse impact on the financial condition, operations, or cash flows of the Company.

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

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands except per share amounts)

Quarters ended                             March 31, 2003     June 30, 2003        Sept. 30, 2003         Dec. 31, 2003
                                       ----------------------------------------------------------------------------------
Operating Revenue                                $137,875          $145,942              $146,483              $152,157
Operating income                                    3,514             7,449                 8,486                 8,773
Net earnings                                          839             3,164                 4,050                 4,104
Basic earnings per share                             0.06              0.22                  0.28                  0.28
Diluted earnings per share                           0.06              0.22                  0.28                  0.28

Quarters ended                             March 31, 2002     June 30, 2002        Sept. 30, 2002         Dec. 31, 2002
                                                 (1)
                                       ----------------------------------------------------------------------------------

Operating Revenue                                $132,219          $144,312              $141,223              $146,664
Operating income                                      851             7,563                 8,780                 7,779
Net earnings (loss)                               (1,667)             2,982                 3,611                 3,350
Basic earnings (loss) per share                    (0.12)              0.21                  0.25                  0.23
Diluted earnings (loss) per share                  (0.12)              0.21                  0.25                  0.23

(1)  Includes a $3.3 million  pre-tax  impairment  charge and a $1.4 million pre-tax loss on early  extinguishment  of debt in the quarter ended March 31, 2002.