Form 10-Q
period 2004-03-31
COVENANT TRANSPORT INC
filed 2004-05-05
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to

Commission File Number 0-24960


                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                        88-0320154
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     400 Birmingham Hwy.
     Chattanooga, TN 37419                                 37419
---------------------------------------     ------------------------------------
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

         YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 3, 2004).

             Class A Common Stock, $.01 par value: 12,329,209 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                 Page Number
Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31,
                  2003                                                                                                 3

                  Consolidated Statements of Operations for the three months ended March 31, 2004
                  and 2003 (Unaudited)                                                                                 4

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2004
                  and 2003 (Unaudited)                                                                                 5

                  Notes to Consolidated Financial Statements (Unaudited)                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                    20

Item 4.  Controls and Procedures                                                                                       21

                                     PART II
                                OTHER INFORMATION

                                                                                                                  Page Number

Item 1.  Legal Proceedings                                                                                             23

Items 2, 3, 4, and 5.  Not applicable                                                                                  23

Item 6.  Exhibits and reports on Form 8-K                                                                              23

ITEM 1. FINANCIAL STATEMENTS

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  March 31, 2004        December 31, 2003
                                    ASSETS                                         (unaudited)
                                    ------                                     ---------------------  ----------------------
Current assets:
  Cash and cash equivalents                                                               $   2,194               $   3,306
  Accounts receivable, net of allowance of $1,350 in 2004
    and 2003                                                                                 62,772                  62,998
  Drivers advances and other receivables                                                      4,949                   9,622
  Inventory and supplies                                                                      3,170                   3,581
  Prepaid expenses                                                                           17,800                  16,185
  Deferred income taxes                                                                      13,462                  13,462
  Income taxes receivable                                                                       278                     278
                                                                               ---------------------  ----------------------
Total current assets                                                                        104,625                 109,432

Property and equipment, at cost                                                             298,296                 320,909
Less accumulated depreciation and amortization                                             (90,656)                (99,175)
                                                                               ---------------------  ----------------------
Net property and equipment                                                                  207,640                 221,734

Other assets                                                                                 23,066                  23,115
                                                                               ---------------------  ----------------------

Total assets                                                                              $ 335,331               $ 354,281
                                                                               =====================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current maturities of long-term debt                                                        1,300                   1,300
  Securitization facility                                                                    39,153                  48,353
  Accounts payable                                                                           10,766                   8,822
  Accrued expenses                                                                           15,266                  14,420
  Insurance and claims accrual                                                               27,609                  27,420
                                                                               ---------------------  ----------------------
Total current liabilities                                                                    94,094                 100,315

  Long-term debt, less current maturities                                                         -                  12,000
  Deferred income taxes                                                                      48,324                  49,824
                                                                               ---------------------  ----------------------
Total liabilities                                                                           142,418                 162,139

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares
   authorized; 13,299,193 and 13,295,026 shares issued;
   12,327,693 and 12,323,526 outstanding as of March 31, 2004
   and December 31, 2003, respectively                                                          133                     133
  Class B common stock, $.01 par value; 5,000,000 shares
   authorized; 2,350,000 shares issued and outstanding as of
   March 31, 2004 and December 31, 2003                                                          24                      24
  Additional paid-in-capital                                                                 88,938                  88,888
  Treasury Stock at cost; 971,500 shares as of March 31, 2004
   and December 31, 2003                                                                    (7,935)                 (7,935)
  Retained earnings                                                                         111,753                 111,032
                                                                               ---------------------  ----------------------
Total stockholders' equity                                                                  192,913                 192,142
                                                                               ---------------------  ----------------------
Total liabilities and stockholders' equity                                                $ 335,331               $ 354,281
                                                                               =====================  ======================

     The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (In thousands except per share data)

                                                                                    Three months ended March 31,
                                                                                             (unaudited)
                                                                                 2004                           2003
                                                                                 ----                           ----
  Freight revenue                                                                    $ 130,590                     $ 130,353
  Fuel surcharges                                                                        7,077                         7,522
                                                                         ----------------------         ---------------------
Total revenue                                                                        $ 137,667                     $ 137,875

Operating expenses:
  Salaries, wages, and related expenses                                                 51,958                        53,810
  Fuel expense                                                                          27,551                        28,788
  Operations and maintenance                                                             7,711                         9,994
  Revenue equipment rentals and purchased
   transportation                                                                       18,564                        14,818
  Operating taxes and licenses                                                           3,479                         3,431
  Insurance and claims                                                                   8,265                         8,039
  Communications and utilities                                                           1,781                         1,708
  General supplies and expenses                                                          3,497                         3,173
  Depreciation and amortization, including gains
  (losses) on disposition of  equipment                                                 11,803                        10,600
                                                                         ----------------------         ---------------------
Total operating expenses                                                               134,609                       134,361
                                                                         ----------------------         ---------------------
Operating income                                                                         3,058                         3,514
Other (income) expenses:
 Interest expense                                                                          608                           651
 Interest income                                                                          (11)                          (38)
 Other                                                                                     20                           (15)
                                                                         ----------------------         ---------------------
Other (income) expenses, net                                                               617                           598
                                                                         ----------------------         ---------------------
Income before income taxes                                                               2,441                         2,916
Income tax expense                                                                       1,720                         2,077
                                                                         ----------------------         ---------------------
Net income                                                                           $     721                     $     839
                                                                         ======================         =====================

Net income per share:

Basic and diluted earnings per share:                                                $    0.05                     $    0.06


Basic weighted average shares outstanding                                               14,676                        14,381

Diluted weighted average shares outstanding                                             14,858                        14,670


     The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (In thousands)

                                                                                         Three months ended March 31,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                        2004                       2003
                                                                                        ----                       ----
Cash flows from operating activities:
Net income                                                                           $      721                 $      839
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for losses on accounts receivable                                                 -                      (162)
  Depreciation and amortization                                                          10,845                     10,833
  Deferred income taxes                                                                 (1,500)                        (4)
  (Gain) loss on disposition of property and equipment                                      958                      (234)
  Changes in operating assets and liabilities:
   Receivables and advances                                                               4,899                      (264)
   Prepaid expenses                                                                     (1,615)                    (3,012)
   Inventory and supplies                                                                   411                         46
   Insurance and claims                                                                     189                        901
   Accounts payable and accrued expenses                                                  2,790                      2,742
                                                                                  --------------             --------------
Net cash flows provided by operating activities                                          17,698                     11,685

Cash flows from investing activities:
 Acquisition of property and equipment                                                  (9,473)                   (2,103)
 Proceeds from disposition of property and equipment                                     11,813                     8,231
                                                                                  --------------             --------------
Net cash provided by investing activities                                                 2,340                     6,128

Cash flows from financing activities:
 Exercise of stock options                                                                   50                        53
 Proceeds from issuance of debt                                                           6,000                     5,000
 Repayments of long-term debt                                                          (27,200)                  (21,000)
 Deferred costs                                                                               -                     (315)
                                                                                  --------------             --------------
 Net cash used in financing activities                                                 (21,150)                  (16,262)
                                                                                  --------------             --------------

Net change in cash and cash equivalents                                                 (1,112)                     1,551

Cash and cash equivalents at beginning of period                                          3,306                        42

Cash and cash equivalents at end of period                                           $    2,194                $    1,593
                                                                                  ==============             ==============


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

     The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 consolidated balance sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.  Comprehensive Earnings

     Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the three-month periods ended March 31, 2004 and 2003 equalled net income.

Note 3.  Basic and Diluted Earnings per Share

     The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's consolidated statements of operations:

     (in thousands except per share data)              Three months ended
                                                             March 31,
                                                         2004          2003
                                                         ----          ----
     Numerator:

      Net earnings                                      $  721        $  839

     Denominator:

      Denominator for basic earnings
      per share - weighted-average share                14,676        14,381

     Effect of dilutive securities:

      Employee stock options                               182           289
                                                      ----------    ----------

     Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions                                        14,858        14,670
                                                      ==========    ==========

     Net income per share:

     Basic and diluted earnings per share:               $0.05         $0.06

     Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Employee stock options in the table above exclude 60,000 and 70,462 in the three months ended March 31, 2004 and 2003, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under SFAS No. 123, Accounting for Stock-Based Compensation, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.3% to 3.5%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 52.5% for the 2004 period, and 53.2% for the 2003 period. Using these assumptions, the fair value of the employee stock options granted, net of the related tax effects, in the three months ended March 31, 2004 and 2003 periods are $0.3 million and $0.5 million, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

     (in thousands except per share data)                            Three months ended
                                                                         March  31,
                                                                     2004          2003
                                                                     ----          ----
     Net income, as reported:                                       $  721        $  839

     Deduct: Total stock-based employee compensation
     expense determined under fair value based method for all
     awards, net of related tax effects                              (332)         (539)
                                                                  -----------   ------------

      Pro forma net income                                          $  389        $  300

      Basic and diluted earnings per share:
        As reported                                                  $0.05         $0.06
        Pro forma                                                    $0.03         $0.02

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

     The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At March 31, 2004 and 2003, the fair value of these interest rate swap agreements was a liability of $1.2 million and $1.6 million, respectively, which are included in accrued expenses on the consolidated balance sheets.

     The derivative activity, as reported in the Company's financial statements for the three months ended March 31, is summarized in the following:

     (in thousands)                                                            Three months ended
                                                                                    March 31,
                                                                               2004           2003
                                                                               ----           ----
     Net liability for derivatives at January 1                              $ (1,201)      $ (1,645)

     Gain (loss) in value of derivative instruments that do not
     qualify as  hedging instruments                                              (28)             20
                                                                             ----------     ----------

     Net liability for derivatives at March 31                               $ (1,229)      $ (1,625)
                                                                             ==========     ==========

Note 6.  Property and Equipment

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For the quarter ended March 31, 2004, the annualized depreciation expense on tractors and trailers is approximately $38.4 million. We depreciate revenue equipment excluding day cabs over five to ten years with salvage values ranging from 9% to 33%. We evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and our recent experience with disposition values. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

Note 7.  Securitization facility and long-term debt

     Outstanding debt consisted of the following at March 31, 2004 and December 31, 2003:

     (in thousands)                                                     March 31, 2004         December 31, 2003
                                                                     ---------------------   ---------------------
      Securitization facility                                                 $    39,153              $   48,353
                                                                     =====================   =====================
      Borrowings under credit agreement                                       $         -              $   12,000
      Note payable to former SRT shareholder, bearing
       interest at 6.5% with interest payable quarterly                             1,300                   1,300
                                                                     ---------------------  ----------------------
      Total long-term debt                                                          1,300                  13,300
      Less current maturities                                                       1,300                   1,300
                                                                     ---------------------  ----------------------
      Long-term debt, less current portion                                    $         -              $   12,000
                                                                     =====================  ======================

     In December 2000, the Company entered into the Credit Agreement with a group of banks. The facility matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a Consolidated Leverage Ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.125% at March 31, 2004. At March 31, 2004, the Company had no borrowings outstanding under the Credit Agreement. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

     The Credit Agreement has a maximum borrowing limit of $100.0 million, with a feature which permits an increase up to a maximum borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $70.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all assets of the Company if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on the Consolidated Leverage Ratio, is due on the daily unused portion of the Credit Agreement. At March 31, 2004 and December 31, 2003, the Company had undrawn letters of credit outstanding of approximately $57.2 million and $51.2 million, respectively. As of March 31, 2004, we had approximately $42.8 million of borrowing capacity under the Credit Agreement.

     In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62.0 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the facility. The net proceeds under the Securitization facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2004 and December 31, 2003, the Company had received $39.2 million and $48.4 million, respectively, in proceeds, with a weighted average interest rate of 1.1% and 1.0%, respectively. The transaction does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the Company's consolidated financial statements.

     The Credit Agreement and Securitization facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, Consolidated Leverage Ratio, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. The Company was in compliance with these agreements as of March 31, 2004.

Note 8.  Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued FIN 46-R Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. Our adoption of FIN 46-R did not have an impact on our financial condition or results of operations.

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

Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," "plans," "intends," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess tractor and trailer capacity in the trucking industry; decreased demand for our services or loss of one or more of our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at our facilities, or at customer, port, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection, the volume and terms of diesel purchase commitments, interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment; the resale value of our used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and independent contractors; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other matters; high insurance premiums and deductible amounts; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including revised hours-of-service requirements for drivers; our ability to successfully execute our initiative of improving the profitability of medium length of haul, or "in-between," movements; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with the various disclosures we make in press releases, stockholder reports, and public filings with the Securities and Exchange Commission.

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

For the quarter ended March 31, 2004, total revenue remained essentially constant at $137.7 million, compared with $137.9 million in the 2003 period. Net income decreased to $721,000, or $.05 per diluted share, from $839,000, or $.06 per diluted share, for the first quarter of 2003. Higher revenue per mile in the first quarter was more than offset by increases in equipment-related costs.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating and the number of miles we generate with our equipment. These factors relate, among other things, to the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, and our average length of haul.

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Historically, we have measured freight revenue, before fuel and accessorial surcharges, in addition to total revenue. However with the new hours-of-service regulations that became effective January 4, 2004, accessorial revenue, primarily for equipment detention and stop offs, has increased significantly. Under the new regulatory requirements, we have determined it to be appropriate to reclassify accessorial revenue, excluding fuel surcharges, into freight revenue, and our historical financial statements have been conformed to this presentation. We continue to report fuel surcharge revenue separately.

Since 2000 we have held our fleet size relatively constant. An overcapacity of trucks in our fleet and the industry generally as the economy slowed has contributed to lower equipment utilization and pricing pressure. The main constraints on our internal growth are the ability to recruit and retain a sufficient number of qualified drivers and in times of slower economic growth, to add profitable freight.

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

Since the middle of 2003, we have been conducting an evaluation of the freight in what we call "in-between" movements. In-between movements generally have lengths of haul between 550 and 850 miles. They are longer than one-day regional moves but not long enough for expedited team service or two full days with a single driver. In many instances, the revenue we have generated from in-between movements has been insufficient to generate the profitability we desire based on the amount of time the tractor and driver are committed to the load. Accordingly, we have been examining each in-between movement and negotiating with our customers to raise rates, obtain more favorable loads, or cease hauling the in-between loads. During the period of our evaluation in 2003, these in-between movements represented approximately one quarter of our total loads, and we believe they have been significantly less profitable than our longer or shorter lengths of haul. Based on the initial results of these efforts, we believe that we have significant opportunities to improve our profitability over time as we continue to focus on our in-between loads. In-between movements represented 21% of our total loads as of the quarter ended March 31, 2004.

Expenses and Profitability

For 2004, the key factors that we expect to affect our profitability are our revenue per mile, our miles per tractor, our compensation of drivers, our capital cost of revenue equipment, and our costs of maintenance and insurance and claims. We expect our costs for driver compensation and the ownership and financing of our equipment to increase significantly. On March 15, 2004 we implemented a three cent per mile increase in the compensation of our employee and independent contractor drivers, and we also added compensation for detention time effective January 4, 2004. We also expect our revenue equipment capital cost (whether in the form of interest and depreciation or payments under operating leases) to increase by approximately two cents per mile. To overcome these cost increases and improve our margins we will need to achieve significant increases in revenue per tractor, particularly in revenue per mile. Other areas we expect to have a significant impact include maintenance costs, which we expect to decrease because of a newer tractor fleet, insurance and claims, which can be volatile due to our large self-insured retention, and miles per tractor, which will be affected by our ability to attract and retain drivers in an increasingly competitive driver market, our success with improving the utilization of our solo driver fleet, and our success in addressing utilization challenges imposed by the new hours-of-service regulations. In evaluating these factors, it may be useful to note that each one cent per mile difference in revenue or cost per mile has an impact of approximately $.23 per share on our earnings per share and each one percent increase or decrease in miles per tractor has an impact of approximately $.07 per share on earnings per share.

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

Revenue Equipment

At March 31, 2004, we operated approximately 3,589 tractors and 9,048 trailers. Of our tractors, approximately 2,260 were owned, 966 were financed under operating leases, and 363 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at March 31, 2004, approximately 1,381 were owned and approximately 7,667 were financed under operating leases. Currently, substantially all of our tractors are covered by arrangements under which we may trade back or cause equipment manufacturers to repurchase the tractor for a specified value. The trade-in or buy-back values approximate our expected disposition values of the tractors. Our assumptions represent our best estimate, and actual values could differ by the time those tractors are scheduled for trade.

Because of the increases in purchase prices and lower residual values, the annual expense per tractor on model year 2003 and 2004 tractors is expected to be higher than the annual expense on the units being replaced. The timing of these expenses could be affected in future periods, because we are in the process of changing our tractor trade cycle from a period of approximately four years to three years. If the tractors are leased instead of purchased, the references to increased depreciation would be reflected as additional lease expense.

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

Results of Operations

Historically, we have measured freight revenue, before fuel and accessorial surcharges, in addition to total revenue. However with the new hours-of-service regulations that became effective January 4, 2004, accessorial revenue, primarily for equipment detention and stop offs, has increased significantly. Under the new regulatory requirements, we have determined it to be appropriate to reclassify accessorial revenue, excluding fuel surcharges, into freight revenue, and our historical financial statements have been conformed to this presentation. We continue to report fuel surcharge revenue separately. For comparison purposes in the table below, we use freight revenue when discussing changes as a percentage of revenue. We believe excluding sometimes volatile fuel surcharge revenue affords a more consistent basis for comparing the results of operations from period to period.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

                                  Three Months Ended                                     Three Months Ended
                                       March 31,                                              March 31,
                                 --------------------                                   ---------------------
                                   2004        2003                                        2004       2003
                                 --------    --------                                   ---------   ---------
Total revenue                     100.0%      100.0%   Freight revenue (1)               100.0%      100.0%
-------------                    --------    --------  ---------------                  ---------   ---------
Operating expenses:                                    Operating expenses:
  Salaries, wages, and related                           Salaries, wages, and related
    expenses                       37.7        39.0        expenses                       39.8        41.3
  Fuel expense                     20.0        20.9      Fuel expense (1)                 15.7        16.3
  Operations and maintenance        5.6         7.2      Operations and maintenance        5.9         7.7
  Revenue equipment rentals                              Revenue equipment rentals
    and purchased                                          and purchased
    transportation                 13.5        10.7        transportation                 14.2        11.4
  Operating taxes and licenses      2.5         2.5      Operating taxes and licenses      2.7         2.6
  Insurance and claims              6.0         5.8      Insurance and claims              6.3         6.2
  Communications and utilities      1.3         1.2      Communications and utilities      1.4         1.3
  General supplies and                                   General supplies and
    expenses                        2.5         2.3        expenses                        2.7         2.4
  Depreciation and amortization     8.6         7.7      Depreciation and amortization     9.0         8.1
                                 --------    --------                                   ---------   ---------
       Total operating expenses    97.8        97.5           Total operating expenses    97.7        97.3
                                 --------    --------                                   ---------   ---------
       Operating income             2.2         2.5           Operating income             2.3         2.7
Other (income) expense, net         0.4         0.4    Other (income) expense, net         0.5         0.5
                                --------    --------                                   ---------   ---------
       Income before income                                   Income before income
           taxes                    1.8         2.1                taxes                   1.9         2.2
Income tax expense                  1.2         1.5    Income tax expense                  1.3         1.6
                                --------    --------                                   ---------   ---------
Net Income                          0.5%        0.6%   Net Income                          0.6%        0.6%
                                ========    ========                                   =========   =========

(1) Freight revenue is total revenue less fuel surcharge revenue. In this table, fuel surcharge revenue is shown netted against the fuel expense category ($7.1 million and $7.5 million in the three months ended March 31, 2004, and 2003, respectively).

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

For the quarter ended March 31, 2004, total revenue remained essentially constant at $137.7 million, compared with $137.9 million in the 2003 period. Total revenue includes $7.1 million of fuel surcharge revenue in the 2004 period and $7.5 million in the 2003 period. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge revenue) remained essentially constant at $130.6 million in the three months ended March 31, 2004, compared with $130.4 million in the same period of 2003. Revenue per tractor per week increased to $2,749 in the 2004 period from $2,712 in the 2003 period, primarily attributable to a 5.3% increase in rate per loaded mile partially offset by a 1.8% decrease in average miles per tractor. Weighted average tractors decreased to 3,646 in the 2004 period from 3,726 in the 2003 period. We have elected to constrain the size of our tractor fleet until fleet utilization and profitability improve.

Salaries, wages, and related expenses decreased $1.9 million, or 3.4%, to $52.0 million in the 2004 period, from $53.8 million in the 2003 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.8% in the 2004 period, from 41.3% in the 2003 period. Driver pay decreased to 26.5% of freight revenue in the 2004 period from 27.1% of freight revenue in the 2003 period. The decrease was largely attributable to our utilizing a larger percentage of single-driver tractors, where only one driver per tractor is compensated. Driver wages are expected to increase as a percentage of revenue in future periods, due to a pay increase that went into effect March 15, 2004. Management expects driver wages to increase approximately three cents per mile, excluding benefits, or approximately $13.0 million pre-tax on an annualized basis. Our payroll expense for employees other than over the road drivers remained relatively constant at 7.2% of freight revenue in the 2004 period and 7.4% of freight revenue in the 2003 period. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased to 6.1% of freight revenue in the 2004 period from 6.8% of freight revenue in the 2003 period, mainly due to improving claims experience in the Company's group health insurance plan.

Fuel expense, net of fuel surcharge revenue of $7.1 million in the 2004 period and $7.5 million in the 2003 period, decreased $0.8 million, or 3.7%, to $20.5 million in the 2004 period, from $21.3 million in the 2003 period. As a percentage of freight revenue, net fuel expense decreased to 15.7% in the 2004 period from 16.3% in the 2003 period, primarily because of higher freight rates and lower miles per tractor. Fuel prices increased sharply during 2003 due to unrest in Venezuela and the Middle East and low inventories and have remained at high levels into the first quarter of 2004. Fuel surcharges amounted to $0.072 per revenue mile in the 2003 and 2004 periods, which partially offset the increased fuel expense. Higher fuel prices will increase our operating expenses. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, decreased $2.3 million to $7.7 million in the 2004 period from $10.0 million in the 2003 period. As a percentage of freight revenue, operations and maintenance decreased to 5.9% in the 2004 period from 7.7% in the 2003 period. We extended the trade cycle on our tractor fleet from three years to four years in 2001, which resulted in an older fleet that required more repairs for tractors. We are changing our tractor trade cycle back to a period of approximately three years, and we have also reduced the average age of our trailer fleet. Accordingly, maintenance costs have decreased. The average age of our tractor and trailer fleets decreased to 18 and 29 months at March 2004, from 27 and 55 months as of March 2003, respectively. The savings are expected to be offset somewhat by higher driver recruiting expense due to the greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation increased $3.7 million, or 25.3%, to $18.6 million in the 2004 period, from $14.8 million in the 2003 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 14.2% in the 2004 period from 11.4% in the 2003 period. The increase is due principally to an increase in revenue equipment rental payments and an increase in the number of independent contractor fleet. Tractor and trailer equipment rental expense was $8.6 million in the first quarter of 2004 compared with $5.0 million in the first quarter of 2003. The revenue equipment rental expense as a whole increased $2.9 million, or 56.5%, to $8.0 million in the 2004 period, from $5.1 million in the 2003 period. As of March 31, 2004, we had financed approximately 966 tractors and 7,667 trailers under operating leases as compared to 916 tractors and 2,819 trailers under operating leases as of March 31, 2003. Payments to independent contractors increased $0.9 million to $10.6 million in the 2004 period from $9.7 million in the 2003 period, mainly due to an increase in the independent contractor fleet to an average of 396 during the 2004 period versus an average of 367 in the 2003 period.

Operating taxes and licenses remained essentially constant at $3.5 million in the 2004 period and $3.4 million in the 2003 period. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.7% in the 2004 period and 2.6% in the 2003 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $0.2 million, or 2.8%, to $8.3 million in the 2004 period from $8.0 million in the 2003 period. As a percentage of freight revenue, insurance and claims remained relatively constant at 6.3% in the 2004 period and 6.2% in the 2003 period. Insurance and claims expense has increased greatly since 2001. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure, and our unfavorable accident experience over the past three years. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. The increase in self-insured retentions, effective March 1, 2004, may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities expense remained essentially constant at $1.8 million and $1.7 million in the 2004 and 2003 periods, respectively. As a percentage of freight revenue, communications and utilities also remained
essentially   constant  at  1.4%  and  1.3%  in  the  2004  and  2003   periods,
respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses increased $0.3 million, or 10.2%, to $3.5 million in the 2004 period, from $3.2 million in the 2003 period. The increase is primarily the result of increased professional fees in conjunction with our Sarbanes Oxley compliance. As a percentage of freight revenue, general supplies and expenses increased to 2.7% in the 2004 period from 2.4% in the 2003 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.2 million, or 11.3%, to $11.8 million in the 2004 period from $10.6 million in the 2003 period. As a percentage of freight revenue, depreciation and amortization increased to 9.0% in the 2004 period from 8.1% in the 2003 period. The increase was primarily due to a loss on the disposal of tractors and trailers of approximately $1.0 million in the 2004 period compared to a gain of $0.2 million in the 2003 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. The loss on the disposal of tractors and trailers in the 2004 period included approximately $2.0 million related to the trade-in costs and accelerated depreciation partially offset by gains on the sale of equipment.

We expect our ownership/lease cost to decrease by the end of the year as the majority of the trade-in and accelerated depreciation costs associated with the fleet upgrade roll off. The portion of our ownership/lease cost that will not decrease relates to the increased prices and decreased residual values of new tractors and the cost relating to our decision to increase the size of our trailer fleet in response to a shorter length of haul. As the rest of our tractor fleet turns over in the remainder of 2004 and in 2005, we expect an increase in our costs of about one-half cent per mile. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases, the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2003, we tested our goodwill ($11.5 million) for impairment and found no impairment.

Other expense, net, remained essentially constant at $0.6 million and 0.5% as a percentage of freight revenue, in both the 2004 and 2003 periods. Included in the other expense category are interest expense, interest income, and pre-tax non-cash gains and losses related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $1.7 million and $2.1 million in the 2004 and 2003 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income remained essentially constant at $0.7 million and $0.8 million in the 2004 and 2003 periods. As a result of the foregoing, our net margin also remained essentially constant at 0.6% in the 2004 and 2003 periods.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. We historically have financed our capital requirements with borrowings under a line of credit, cash flows from operations and long-term operating leases. Our primary sources of liquidity at March 31, 2004, were funds provided by operations, proceeds under the Securitization facility (as defined below), borrowings under our primary credit agreement, which had maximum available borrowing of $100.0 million at March 31, 2004 (the "Credit Agreement"), and operating leases of revenue equipment. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $45.0 to $55.0 million in 2004, exclusive of acquisitions of companies, and including assets financed with leases, as we transition back to a three-year trade cycle for tractors and a seven year trade cycle on dry van trailers. Historically, we have financed a large portion of our revenue equipment through operating leases. Capital expenditures as reflected on our balance sheet and statement of cash flows could be lower if we choose to finance some of our revenue equipment through operating leases. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our credit facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Net cash provided by operating activities was $17.7 million in the 2004 period and $11.7 million in the 2003 period. Our primary sources of cash flow from operations in the 2004 period were net income, accounts receivable and depreciation and amortization.

Net cash provided by investing activities was $2.3 million in the 2004 period and $6.1 million in the 2003 period. The cash provided in the 2003 and 2004 periods related to the sale of tractors and trailers less the acquisition of new revenue equipment.

Net cash used in financing activities was $21.2 million in the 2004 period, and $16.3 million in the 2003 period. During the three month period ended March 31, 2004, we reduced outstanding balance sheet debt by $21.2 million. At March 31, 2004, we had outstanding debt of $40.5 million, consisting of $39.2 million in the Securitization facility and a $1.3 million interest bearing note to the former primary stockholder of SRT. Interest rates on this debt range from 1.1% to 6.5%.

In December 2000, we entered into the Credit Agreement with a group of banks. The facility matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a Consolidated Leverage Ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.125% at March 31, 2004. At March 31, 2004, we had no borrowings outstanding under the Credit Agreement. The Credit Agreement is guaranteed by us and all of our subsidiaries except CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $100.0 million, with a feature which permits an increase up to a maximum borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $70.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all of our assets if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on the Consolidated Leverage Ratio, is due on the daily unused portion of the Credit Agreement. At March 31, 2004 and December 31, 2003, we had undrawn letters of credit outstanding of approximately $57.2 million and $51.2 million, respectively. As of March 31, 2004, we had approximately $42.8 million of borrowing capacity under the Credit Agreement.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the facility. The net proceeds under the Securitization facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2004 and December 31, 2003, the Company had received $39.2 million and $48.4 million, respectively, in proceeds, with a weighted average interest rate of 1.1% and 1.0%, respectively. The transaction does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated financial statements.

The Credit Agreement and Securitization facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, Consolidated Leverage Ratio, acquisitions and dispositions, and total indebtedness. All of these agreements are cross-defaulted. We are in compliance with these agreements as of March 31, 2004.

Contractual Obligations and Commitments - In April 2003, we engaged in a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.6 million in cash and leased the trailers back under three year walk away leases. The resulting gain was approximately $0.3 million and is being amortized over the life of the lease. The monthly cost of the lease payments will be higher than the cost of the depreciation and interest expense; however, there will be no residual risk of loss at disposition.

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

Contractual Obligations and Commitments - We had commitments outstanding related to equipment, debt obligations, and diesel fuel purchases as of January 1, 2004.

The following table sets forth our contractual cash obligations and commitments as of January 1, 2004.

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
                                      =====================================================================================

(1) Approximately $48.4 million of this amount represents proceeds drawn under our Securitization facility. The net proceeds under the Securitization facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. We expect the Securitization facility to be renewed in December 2004.

(2) This amount represents volume purchase commitments for the 2004 period through our truck stop network. We estimate that this amount represents approximately 5% of our fuel needs for the 2004 period.

(3) Amount reflects the total purchase price or lease commitment of tractors and trailers scheduled for delivery throughout 2004. Net of estimated trade-in values and other dispositions, the estimated amount due under these commitments is approximately $45.0 million. These purchases are expected to be financed by debt or operating leases, proceeds from sales of existing equipment, and cash flows from operations. We have the option to cancel commitments relating to equipment with 60 days notice.

OFF BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment and company airplane. We lease a significant portion of our tractor and trailer fleet using operating leases. At March 31, 2004, we had financed approximately 966 tractors and 7,667 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $8.0 million in the 2004 period, compared to $5.1 million in the 2003 period. The total amount of remaining payments under operating leases as of March 31, 2004, was approximately $151.2 million. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of March 31, 2004, the maximum amount of the residual value guarantees was approximately $51.5 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases except those operating leases relating to 2001 model year tractors. As of March 31, 2004, we have accrued $1.5 million to reflect the shortfall we expect on the 2001 model year tractors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment and company airplane. We lease a significant portion of our tractor and trailer fleet using operating leases. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of March 31, 2004, the maximum amount of the residual value guarantees was approximately $51.5 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases except those operating leases relating to 2001 model year tractors. As of March 31, 2004, we have accrued $1.5 million to reflect the shortfall we expect on the 2001 model year tractors. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes - In this area, we make important judgments concerning a variety of factors, including, the appropriateness of tax strategies, expected future tax consequences based on future company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. To date, we have received notices of disallowance asserting that three of our tax planning strategies have been disallowed, and are contesting the disallowances. We have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the strategies. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs.

Deferred income taxes represent a substantial liability on our consolidated balance sheet. Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. We evaluate our tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the three months ended March 31, 2004, we made no material changes in our assumptions regarding the determination of deferred income taxes. However, should these tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through our Consolidated Statement of Operations.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. New emissions control regulations have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. We attempt to limit the effects of inflation through increases in freight rates and certain cost control efforts.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the three months ended March 31, 2004, diesel fuel expenses net of fuel surcharge represented 15.2% of our total operating expenses and 15.7% of freight revenue. At March 31, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable rate obligations consist of our Credit Agreement and our accounts receivable Securitization facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.125% at March 31, 2004). During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. These derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At March 31, 2004, the fair value of these interest rate swap agreements was a liability of $1.2 million. At March 31, 2004, we did not have any borrowings outstanding under the Credit Agreement. Our Securitization facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.41%. At March 31, 2004, borrowings of $39.2 million had been drawn on the Securitization facility. Assuming variable rate borrowings under the Credit Agreement and Securitization facility at March 31, 2004 levels, a one percentage point increase in interest rates would increase our annual interest expense by $192,000.

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

               On October 26, 2003, a pickup truck collided with a trailer being operating by Southern Refrigerated Transport, Inc. ("SRT"), one of our subsidiaries, while the SRT truck was turning left into a truck stop. A lawsuit was filed in the United States District Court for the Southern District of Mississippi on February 4, 2004 on behalf of Donald J. Byrd, an injured passenger in the pickup truck, and an amended complaint was filed on February 18, 2004 on behalf of Mr. Byrd and Marilyn S. Byrd, his wife. The relief sought in the lawsuit is judgment against SRT and the driver of the SRT truck in excess of one million dollars. In addition, the Company has received demands in the form of letters seeking a total of $27.0 million from attorneys representing potential beneficiaries of two decedents who occupied the pickup truck. We are defending the case and expect all matters involving the occurrence to be resolved at a level substantially below our aggregate coverage limits of our insurance policies. During the quarter ended March 31, 2004, there were no material developments.

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
31.1            #          Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's
                           Chief Executive Officer.
31.2            #          Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief
                           Financial Officer.
32              #          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive
                           Officer, and Joey B. Hogan, the Company's Chief Financial Officer.
-----------------------------------------------------------------------------------------------------------------
References:

(1)            Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.

#              Filed herewith.

(b)            A Form 8-K was filed on January 28, 2004 to report information regarding the Company's press release announcing its financial and operating results for the quarter and twelve months ending
               December 31, 2003. A Form 8-K was filed on February 3, 2004 to provide the transcript of the
               Company's January 28, 2004 conference call relating to the financial and operating results for the quarter and twelve months ending December 31, 2003.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COVENANT TRANSPORT, INC.


Date: May 5, 2004          /s/ Joey B. Hogan
                           -----------------
                           Joey B. Hogan
                           Executive Vice President and Chief Financial Officer, in his capacity as such and on behalf of the issuer.