Form 10-Q
period 2004-06-30
COVENANT TRANSPORT INC
filed 2004-08-05
CIK 928658

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-24960
                       -------


                            COVENANT TRANSPORT, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                        88-0320154
-----------------------------------          -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     400 Birmingham Hwy.
     Chattanooga, TN 37419                                  37419
-----------------------------------          -----------------------------------
(Address of principal executive                          (Zip Code)
offices)

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

         YES [ X ]    NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 3, 2004).

             Class A Common Stock, $.01 par value: 12,207,426 shares Class B Common Stock, $.01 par value: 2,350,000 shares

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                          Page Number
Item 1. Financial Statements

             Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003                  3

             Consolidated Statements of Operations for the three and six months ended June 30,                  4
             2004 and 2003 (Unaudited)

             Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003              5
             (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)                                             6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             24

Item 4. Controls and Procedures                                                                                25

                                     PART II
                                OTHER INFORMATION

                                                                                                          Page Number

Item 1.  Legal Proceedings                                                                                     26

Item 2.  Changes in Securities by the Issuer and Affiliated Purchasers                                         26

Item 3.  Not applicable                                                                                        27

Item 4.  Submission of Matters to a Vote of Security Holders                                                   27

Item 5.  Not applicable                                                                                        27

Item 6.  Exhibits and Reports on Form 8-K                                                                      27


ITEM 1. FINANCIAL STATEMENTS
                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                    ASSETS                                        June 30, 2004         December 31, 2003
                                    ------                                         (unaudited)
                                                                               ---------------------  ----------------------
Current assets:
  Cash and cash equivalents                                                                $  5,915                $  3,306
  Accounts receivable, net of allowance of $1,350 in 2004
      and 2003                                                                               72,946                  62,998
  Drivers advances and other receivables                                                      6,133                   9,622
  Inventory and supplies                                                                      3,252                   3,581
  Prepaid expenses                                                                           13,961                  16,185
  Deferred income taxes                                                                      13,042                  13,462
  Income taxes receivable                                                                     5,317                     278
                                                                               ---------------------  ----------------------
Total current assets                                                                        120,566                 109,432

Property and equipment, at cost                                                             298,170                 320,909
Less accumulated depreciation and amortization                                              (90,101)                (99,175)
                                                                               ---------------------  ----------------------
Net property and equipment                                                                  208,069                 221,734

Other assets                                                                                 22,988                  23,115
                                                                               ---------------------  ----------------------

Total assets                                                                               $351,623                $354,281
                                                                               =====================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Current maturities of long-term debt                                                        1,309                   1,300
  Securitization Facility                                                                    49,153                  48,353
  Accounts payable                                                                           11,865                   8,822
  Accrued expenses                                                                           14,331                  14,420
  Insurance and claims accrual                                                               29,566                  27,420
                                                                               ---------------------  ----------------------
Total current liabilities                                                                   106,224                 100,315

  Long-term debt, less current maturities                                                    10,017                  12,000
  Deferred income taxes                                                                      39,904                  49,824
                                                                               ---------------------  ----------------------
Total liabilities                                                                           156,145                 162,139

Commitments and contingent liabilities

Stockholders' equity:
  Class A common stock, $.01 par value; 20,000,000 shares
    authorized; 13,304,359 and 13,295,026 shares issued;
    12,211,359 and 12,323,526 outstanding as of June 30, 2004
    and December 31, 2003, respectively                                                         132                     133
  Class B common stock, $.01 par value; 5,000,000 shares
    authorized; 2,350,000 shares issued and outstanding as of
    June 30, 2004 and December 31, 2003                                                          24                      24
  Additional paid-in-capital                                                                 89,029                  88,888
  Treasury Stock at cost; 1,093,000 and 971,500 shares as of
    June 30, 2004 and December 31, 2003, respectively                                        (9,848)                 (7,935)
  Retained earnings                                                                         116,141                 111,032
                                                                               ---------------------  ----------------------
Total stockholders' equity                                                                  195,478                 192,142
                                                                               ---------------------  ----------------------
Total liabilities and stockholders' equity                                                 $351,623                $354,281
                                                                               =====================  ======================

The accompanying notes are an integral part of these consolidated financial statements.

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                      (In thousands except per share data)

                                                        Three months ended June 30,         Six months ended June 30,
                                                                 (unaudited)                        (unaudited)
                                                       ---------------------------------    -----------------------------

                                                                2004            2003             2004          2003
                                                                ----            ----             ----          ----

  Freight revenue                                             $ 140,036       $ 139,480        $ 270,626     $ 269,833
  Fuel surcharges                                                 9,811           6,462           16,888        13,984
                                                       ---------------------------------   ------------------------------
Total revenue                                                 $ 149,847       $ 145,942        $ 287,514     $ 283,817

Operating expenses:
  Salaries, wages, and related expenses                          56,378          55,662          108,336       109,472
  Fuel expense                                                   30,264          26,502           57,816        55,290
  Operations and maintenance                                      7,482          10,290           15,193        20,284
  Revenue equipment rentals and purchased
     transportation                                              18,589          16,562           37,153        31,380
  Operating taxes and licenses                                    3,674           3,745            7,153         7,176
  Insurance and claims                                            8,999           9,558           17,264        17,597
  Communications and utilities                                    1,535           1,731            3,316         3,439
  General supplies and expenses                                   3,524           3,826            7,021         6,999
  Depreciation and amortization, including gains
  (losses) on disposition of  equipment                          10,677          10,617           22,480        21,217
                                                       ---------------------------------   ------------------------------
Total operating expenses                                        141,122         138,493          275,732       272,854
                                                       ---------------------------------   ------------------------------
Operating income                                                  8,725           7,449           11,782        10,963
Other (income) expenses:
  Interest expense                                                  655             596            1,263         1,247
  Interest income                                                   (69)            (25)             (87)          (63)
  Other                                                            (510)             61             (482)           46
                                                       ---------------------------------   ------------------------------
Other (income) expenses, net                                         76             632              694         1,230
                                                       ---------------------------------   ------------------------------
Income before income taxes                                        8,649           6,817           11,088         9,733
Income tax expense                                                4,261           3,653            5,981         5,730
                                                       ---------------------------------   ------------------------------
Net income                                                    $   4,388       $   3,164        $   5,107     $   4,003
                                                       =================================   ==============================

Net income per share:

Basic earnings per share:                                     $   0.30        $    0.22        $    0.35     $    0.28
Diluted earnings per share:                                   $   0.30        $    0.22        $    0.34     $    0.27

Basic weighted average shares outstanding                       14,643           14,397           14,660        14,389
Diluted weighted average shares outstanding                     14,787           14,664           14,823        14,637

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                                                          Page 4

                    COVENANT TRANSPORT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)

                                                                                           Six months ended June 30,
                                                                                                  (unaudited)
                                                                                  --------------------------------------------

                                                                                           2004                       2003
                                                                                           ----                       ----
Cash flows from operating activities:
Net income                                                                                $   5,107                 $   4,003
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net provision for (reduction to) losses on accounts receivable                               83                        (8)
    Depreciation and amortization                                                            21,031                    21,426
    Deferred income taxes (benefit)                                                          (9,500)                   (5,504)
    Income tax benefit from exercise of stock options                                            20                         -
    (Gain) loss on disposition of property and equipment                                      1,449                      (209)
    Changes in operating assets and liabilities:
      Receivables and advances                                                               (6,542)                    2,704
      Prepaid expenses and other assets                                                       2,224                       141
      Inventory and supplies                                                                    329                      (147)
      Insurance and claims                                                                    2,146                     3,879
      Accounts payable and accrued expenses                                                  (2,083)                    8,829
                                                                                  ------------------         -----------------
Net cash flows provided by operating activities                                              14,264                    35,114

Cash flows from investing activities:
  Acquisition of property and equipment                                                     (34,663)                  (28,324)
  Proceeds from disposition of property and equipment                                        25,975                    32,233
                                                                                  ------------------         -----------------
Net cash flows provided by (used in) investing activities                                    (8,688)                    3,909

Cash flows from financing activities:
  Exercise of stock options                                                                     120                     1,116
  Repurchase of company stock                                                                (1,913)                        -
  Proceeds from issuance of debt                                                             40,026                    20,000
  Repayments of long-term debt                                                              (41,200)                  (57,000)
  Deferred costs                                                                                  -                      (318)
                                                                                  ------------------         -----------------
  Net cash used in financing activities                                                      (2,967)                  (36,202)
                                                                                  ------------------         -----------------

Net change in cash and cash equivalents                                                       2,609                     2,821

Cash and cash equivalents at beginning of period                                              3,306                        42

Cash and cash equivalents at end of period                                                $   5,915                 $   2,863
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

Note 2. Comprehensive Earnings

     Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the three and six-month periods ended June 30, 2004 and 2003 equaled net income.

Note 3. Basic and Diluted Earnings per Share

     The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's consolidated statements of operations:

     (in thousands except per share data)                    Three months ended           Six months ended
                                                                  June 30,                    June 30,
                                                               2004          2003          2004          2003
                                                               ----          ----          ----          ----
     Numerator:

      Net earnings                                            $4,388        $3,164        $5,107        $4,003

     Denominator:

       Denominator for basic earnings
         per share - weighted-average shares                  14,643        14,397        14,660        14,389

     Effect of dilutive securities:

       Employee stock options                                    144           267           163           248
                                                           ----------    ----------    ----------    ----------

     Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions                                              14,787        14,664        14,823        14,637
                                                           ==========    ==========    ==========    ==========

     Net income per share:
     Basic earnings per share:                                 $0.30         $0.22         $0.35         $0.28
     Diluted earnings per share:                               $0.30         $0.22         $0.34         $0.27

     Dilutive common stock options are included in the diluted earnings per share calculation using the treasury stock method. At June 30, 2004, we had one stock based employee compensation plan. Employee stock options in the table above exclude 245,133 and 60,000 in the three month periods ended June 30, 2004 and 2003, respectively, and 209,396 and 63,000 in the six month periods ended June 30, 2004 and 2003, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.3% to 3.7%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 51.6% for the 2004 period, and 52.8% for the 2003 period. Using these assumptions, the fair value of the employee stock options granted, net of the related tax effects, in the three months ended June 30, 2004 and 2003 periods are $0.3 million and $0.4 million, respectively and in the six months ended June 30, 2004 and 2003 periods are $0.6 million and $1.0 million, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                   Three months ended June        Six months ended
      (in thousands except per share data)                                   30,                      June 30,
                                                                       2004           2003          2004          2003
                                                                       ----           ----          ----          ----

      Net income, as reported:                                        $4,388         $3,164        $5,107        $4,003

      Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                     (278)          (438)         (613)         (977)
                                                                  -----------   ------------  ------------  ------------

      Pro forma net income                                            $4,110         $2,726        $4,494        $3,026

      Basic earnings per share:
        As reported                                                    $0.30          $0.22         $0.35         $0.28
        Pro forma                                                      $0.28          $0.19         $0.31         $0.21

      Diluted earnings per share:
        As reported                                                    $0.30          $0.22         $0.34         $0.27
        Pro forma                                                      $0.28          $0.19         $0.30         $0.21

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

Note 5. Derivative Instruments and Other Comprehensive Income

     The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

     The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At June 30, 2004 and 2003, the fair value of these interest rate swap agreements was a liability of $0.7 million and $1.7 million, respectively, which are included in accrued expenses on the consolidated balance sheets. The derivative activity, as reported in the Company's financial statements for the six months ended June 30, 2004 and 2003 is summarized in the following:

                                                                                 Six months ended
(in thousands)                                                                       June 30,
                                                                                 2004           2003
                                                                                 ----           ----

Net liability for derivatives at January 1                                    $ (1,201)       $ (1,645)

Gain (loss) in value of derivative instruments that do not
   qualify as  hedging instruments                                                 481             (61)
                                                                            -----------   -------------

Net liability for derivatives at June 30                                      $   (720)       $ (1,706)
                                                                            ===========   =============


Note 6. Property and Equipment

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For the six month period ended June 30, 2004, the annualized depreciation expense on tractors and trailers is approximately $37.1 million. We depreciate revenue equipment, excluding day cabs, over five to ten years with salvage values ranging from 9% to 33%. We evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and our recent experience with disposition values. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

Note 7. Securitization Facility and Long-Term Debt

     Outstanding debt consisted of the following at June 30, 2004 and December 31, 2003:


      (in thousands)                                                    June 30, 2004          December 31, 2003
                                                                    -----------------------  ----------------------

      Securitization Facility                                                    $  49,153                $ 48,353
                                                                    =======================  ======================
      Borrowings under Credit Agreement                                          $  10,000                $ 12,000
      Note payable to former SRT shareholder, bearing
        interest at 6.5% with interest payable quarterly                             1,300                   1,300
      Equipment and vehicle obligations with commercial
        lending institutions                                                            26                       -
                                                                    -----------------------  ----------------------
      Total long-term debt                                                          11,326                  13,300
      Less current maturities                                                        1,309                   1,300
                                                                    -----------------------  ----------------------
      Long-term debt, less current portion                                       $  10,017                $ 12,000
                                                                    =======================  ======================

     In December 2000, we entered into the Credit Agreement with a group of banks. The Facility matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a Consolidated Leverage Ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at June 30, 2004. As of June 30, 2004, we had borrowings under the Credit Agreement in the amount of $10.0 million with a weighted average interest rate of 2.46%. The Credit Agreement is guaranteed by the Company and all of our subsidiaries except CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

     The Credit Agreement has a maximum borrowing limit of $100.0 million, with a feature which permits an increase up to a maximum borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $70.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all of our assets if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on the Consolidated Leverage Ratio, is due on the daily unused portion of the Credit Agreement. At June 30, 2004 and December 31, 2003, we had undrawn letters of credit outstanding of approximately $52.4 million and $51.2 million, respectively. As of June 30, 2004, we had approximately $37.6 million of borrowing capacity under the Credit Agreement.

     In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of June 30, 2004 and December 31, 2003, we had received $49.2 million and $48.4 million, respectively, in proceeds, with a weighted average interest rate of 1.3% and 1.0%, respectively.

     The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, Consolidated Leverage Ratio, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with these agreements as of June 30, 2004.

Note 8. Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued FIN 46-R, Consolidation of Variable Interest Entities, ("FIN 46-R"). This
     Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. Our adoption of FIN 46-R did not have an impact on our financial condition or results of operations.

Note 9. Commitments and Contingencies

     We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

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

Except for the historical information contained herein, the discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," "plans," "intends," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess tractor and trailer capacity in the trucking industry; decreased demand for our services or loss of one or more of our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at our facilities, or at customer, port, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection, the volume and terms of diesel purchase commitments, interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment; the resale value of our used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and independent contractors; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other matters; high insurance premiums and deductible amounts; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including revised hours-of-service requirements for drivers; the ability to successfully execute our initiative of improving the profitability of medium length of haul movements; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with the various disclosures we make in press releases, stockholder reports, and public filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward looking statements in this report.

Executive Overview

We are one of the ten largest truckload carriers in the United States measured by revenue. We focus on targeted markets where we believe our service standards can provide a competitive advantage. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses as well as for traditional truckload customers such as manufacturers and retailers.

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

For the six months ended June 30, 2004, total revenue increased $3.7 million, or 1.3%, to $287.5 million compared to $283.8 million in the 2003 period. Net income increased 27.6% to $5.1 million, or $.34 per diluted share, from $4.0 million or $.27 per diluted share, for the first six months of 2003. We believe that a favorable relationship between freight demand and the industry wide supply of tractor trailer capacity and our dedication to improving our efficiency, consistent with the factors previously listed, contributed to our increase in earnings for the first six months of 2004.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver availability and our average length of haul.

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Historically, we have measured freight revenue, before fuel and accessorial surcharges, in addition to total revenue. After the new hours-of-service regulations that became effective January 4, 2004, accessorial revenue, primarily for equipment detention and stop offs, has increased significantly. Under the new regulatory requirements, we have determined it to be appropriate to reclassify accessorial revenue, excluding fuel surcharges, into freight revenue, and our historical financial statements have been conformed to this presentation. We continue to report fuel surcharge revenue separately. We measure freight revenue before fuel surcharges, because we believe that fuel surcharges tend to be a volatile source of revenue. The exclusion of such fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.

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

Since the middle of 2003, we have been conducting an evaluation of the freight in what we call "in-between" movements. We define "in-between" movements as lengths of haul between 550 and 850 miles. They are longer than one-day regional moves but not long enough for expedited team service or two full days with a single driver. In many instances we believe that the revenue that we have generated from in-between movements has been insufficient to generate the profitability we desire based on the amount of time the tractor and driver are committed to the load. Accordingly, we have been examining each in-between movement and negotiating with our customers to raise rates, obtain more favorable loads, or cease hauling the in-between loads. During the period of our evaluation in 2003, these in-between movements represented approximately 25% of our total loads, and we believe they have been significantly less profitable than our longer or shorter lengths of haul. In-between movements represented 22% of our total loads for the six months ended June 30, 2004. Based on the initial results of these efforts, we believe that we have significant opportunities to improve our profitability over time as we continue to focus on our in-between loads.

Expenses and Profitability

For 2004, the key factors that we expect to affect our profitability are our revenue per mile, our miles per tractor, our compensation of drivers, our capital cost of revenue equipment, elevated fuel costs, our costs of maintenance and our insurance and claims expense. We expect our costs for driver compensation and the ownership and financing of our new equipment to increase significantly. On March 15, 2004 we implemented a three cent per mile driver pay increase for our employee and independent contractor drivers. We also compensate for detention time, which was effective January 4, 2004. We also expect our revenue equipment capital cost (whether in the form of interest and depreciation or payments under operating leases) to increase during 2004, as we continue to integrate new equipment into our fleet. To overcome these cost increases and improve our margins we will need to achieve significant increases in revenue per tractor, particularly in revenue per mile. We also expect the following to significantly impact our profitability: maintenance costs, which we expect to decrease because of a newer tractor fleet, insurance and claims, which can be volatile due to our large self-insured retention; miles per tractor, which will be affected by our ability to attract and retain drivers in an increasingly competitive driver market, our success with improving the utilization of our solo driver fleet, and our success in addressing utilization challenges imposed by hours-of-service regulations.

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

Revenue Equipment

At June 30, 2004, we operated approximately 3,540 tractors and 8,945 trailers. Of our tractors, approximately 2,218 were owned, 1,035 were financed under operating leases, and 287 were provided by independent contractors, who own and drive their own tractors. Of our trailers, approximately 1,334 were owned and approximately 7,611 were financed under operating leases. Currently, substantially all of our tractors are covered by arrangements under which we may trade back or cause equipment manufacturers to repurchase the tractor for a specified value. The trade-in or buy-back values approximate our expected disposition values of the tractors. Our assumptions represent management's best estimate, and actual values could differ by the time those tractors are scheduled for trade.

Because of the increases in purchase prices and lower residual values, the annual expense per tractor on model year 2003 and 2004 tractors is expected to be higher than the annual expense on the units being replaced. The timing of these expenses could be affected in future periods as we continue to transition from a four year trade cycle to a three year trade cycle for tractors. We expect to complete the upgrade of our tractor fleet by the end of 2004.

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

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

                                    Three Months Ended                                     Three Months Ended
                                         June 30,                                               June 30,
                                     2004        2003                                        2004         2003
                                     ----        ----                                        ----         ----

Total revenue                       100.0%     100.0%    Freight revenue (1)                100.0%      100.0%
-------------                      ---------  ---------  ---------------                   ---------  ---------
Operating expenses:                                      Operating expenses:
  Salaries, wages, and related                             Salaries, wages, and
    expenses                         37.6       38.1         related expenses                40.3        39.9
  Fuel expense                       20.2       18.2       Fuel expense (1)                  14.6        14.4
  Operations and maintenance          5.0        7.1       Operations and maintenance         5.3         7.4
  Revenue equipment rentals                                Revenue equipment rentals
    and purchased                                                and purchased
    transportation                   12.4       11.3             transportation              13.3        11.9
  Operating taxes and licenses        2.5        2.6       Operating taxes and licenses       2.6         2.7
  Insurance and claims                6.0        6.5       Insurance and claims               6.4         6.9
  Communications and utilities        1.0        1.2       Communications and utilities       1.2         1.2
  General supplies and                                     General supplies and
    expenses                          2.4        2.6         expenses                         2.5         2.7
  Depreciation and amortization       7.1        7.3       Depreciation and amortization      7.6         7.6
                                  ---------  ---------                                    ---------  ---------
    Total operating expenses         94.2       94.9         Total operating expenses        93.8        94.7
                                  ---------  ---------                                    ---------  ---------
    Operating income                  5.8        5.1         Operating income                 6.2         5.3
Other (income) expense, net           0.1        0.4     Other (income) expense, net          0.1         0.5
                                  ---------  ---------                                    ---------  ---------
    Income before income                                     Income before income
    taxes                             5.8        4.7         taxes                            6.1         4.9
Income tax expense                    2.8        2.5     Income tax expense                   3.0         2.6
                                  ---------  ---------                                    ---------  ---------
Net Income                            2.9%       2.2%    Net Income                           3.1%        2.3%
                                  =========  =========                                    =========  =========

(1) Freight revenue is total revenue less fuel surcharge revenue. In this table, fuel surcharge revenue is shown netted against the fuel expense category ($9.8 million and $6.5 million in the three months ended June 30, 2004, and 2003, respectively).

                                      Six Months Ended                                      Six Months Ended
                                          June 30,                                              June 30,
                                     2004        2003                                        2004       2003
                                     ----        ----                                        ----         ----

Total revenue                       100.0%     100.0%    Freight revenue (2)                100.0%     100.0%
-------------                      ---------  ---------  ---------------                   ---------  ---------
Operating expenses:                                      Operating expenses:
  Salaries, wages, and related                             Salaries, wages, and
    expenses                         37.7       38.6         related expenses                40.0       40.6
  Fuel expense                       20.1       19.5       Fuel expense (2)                  15.1       15.3
  Operations and maintenance          5.3        7.1       Operations and maintenance         5.6        7.5
  Revenue equipment rentals                                Revenue equipment rentals
    and purchased                                            and purchased
    transportation                   12.9       11.1         transportation                  13.7       11.6
  Operating taxes and licenses        2.5        2.5       Operating taxes and licenses       2.6        2.7
  Insurance and claims                6.0        6.2       Insurance and claims               6.4        6.5
  Communications and utilities        1.2        1.2       Communications and utilities       1.2        1.3
  General supplies and                                     General supplies and
    expenses                          2.4        2.5         expenses                         2.6        2.6
  Depreciation and amortization       7.8        7.5       Depreciation and amortization      8.3        7.9
                                  ---------  ---------                                    ---------  ---------
    Total operating expenses         95.9       96.1         Total operating expenses        95.6       95.9
                                  ---------  ---------                                    ---------  ---------
    Operating income                  4.1        3.9         Operating income                 4.4        4.1
Other (income) expense, net           0.2        0.4     Other (income) expense, net          0.3        0.5
                                  ---------  ---------                                    ---------  ---------
    Income before income                                     Income before income
       taxes                          3.9        3.4            taxes                         4.1        3.6
Income tax expense                    2.1        2.0     Income tax expense                   2.2        2.1
                                  ---------  ---------                                    ---------  ---------
Net Income                            1.8%       1.4%    Net Income                           1.9%       1.5%
                                  =========  =========                                    =========  =========


(2) Freight revenue is total revenue less fuel surcharge revenue. In this table, fuel surcharge revenue is shown netted against the fuel expense category ($16.9 million and $14.0 million in the six months ended June 30, 2004, and 2003, respectively).

COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30,
2003

For the quarter ended June 30, 2004, total revenue increased $3.9 million, or 2.7% to $149.8 million, compared with $145.9 million in the 2003 period. Total revenue includes $9.8 million and $6.5 million of fuel surcharge revenue in the 2004 and 2003 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue remained relatively constant at $140.0 million in the three months ended June 30, 2004, and $139.5 million in the same period of 2003. Revenue per tractor per week increased to $2,996 in the 2004 period from $2,892 in the 2003 period, primarily attributable to a 9.8% increase in rate per loaded mile. The increase was partially offset by a 4.3% decrease in average miles per tractor and an increase in non-revenue miles. Weighted average tractors decreased to 3,578 in the 2004 period from 3,699 in the 2003 period. We have elected to constrain the size of our tractor fleet until fleet utilization and profitability improve.

Salaries, wages, and related expenses increased $0.7 million, or 1.3%, to $56.4 million in the 2004 period, from $55.7 million in the 2003 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.3% in the 2004 period, from 39.9% in the 2003 period. Driver pay increased to 27.5% of freight revenue in the 2004 period from 27.3% of freight revenue in the 2003 period. The increase was largely attributable to a pay increase that went into effect March 15, 2004 and was partially offset by our utilizing a larger percentage of single-driver tractors, where only one driver per tractor is compensated. Management expects driver wages, excluding benefits, to increase by approximately $13.0 million pre-tax on an annualized basis due to our implementation of a three cent per mile pay increase. Our payroll expense for employees, other than over the road drivers, remained relatively constant at 7.0% of freight revenue in the 2004 period and 7.1% of freight revenue in the 2003 period. Health insurance, employer paid taxes, workers' compensation, and other employee benefits remained relatively constant at 5.8% of freight revenue in the 2004 period and 5.6% of freight revenue in the 2003 period.

Fuel expense, net of fuel surcharge revenue of $9.8 million in the 2004 period and $6.5 million in the 2003 period, increased $0.4 million, or 2.1%, to $20.5 million in the 2004 period, from $20.0 million in the 2003 period. As a percentage of freight revenue, net fuel expense increased to 14.6% in the 2004 period from 14.4% in the 2003 period, primarily because of higher fuel prices and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. Fuel prices increased sharply during 2003 and have remained at high levels into 2004. Fuel surcharges amounted to $0.088 per revenue mile in the 2004 period and $0.054 per revenue mile in the 2003 period, which partially offset the increased fuel expense. Higher fuel prices will increase our operating expenses. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, decreased $2.8 million to $7.5 million in the 2004 period from $10.3 million in the 2003 period. As a percentage of freight revenue, operations and maintenance decreased to 5.3% in the 2004 period from 7.4% in the 2003 period. The decrease resulted in part from the implementation of our equipment plan. Over the past twelve months, we have accepted delivery of approximately 1,700 tractors and 3,800 trailers and have disposed of approximately 1,700 tractors and 2,900 trailers. We are changing our four year tractor trade cycle back to a period of approximately three years, which has reduced the average age of our tractor fleet. Accordingly, maintenance costs have decreased. The average age of our tractor and trailer fleets decreased to 18 and 30 months at June 30, 2004, from 27 and 57 months as of June 30, 2003, respectively. The maintenance savings are expected to be partially offset by increased driver recruiting expense due to the greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation increased $2.0 million, or 12.2%, to $18.6 million in the 2004 period, from $16.6 million in the 2003 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 13.3% in the 2004 period from 11.9% in the 2003 period. The increase is due principally to an increase in revenue equipment rental payments slightly offset by a decrease in the amount of independent contractor fleet compensation. Tractor and trailer equipment rental expense increased $3.0 million to $8.8 million in the three months ended June 30, 2004 compared to $5.8 million in the same period of 2003. As of June 30, 2004, we had financed approximately 1,035 tractors and 7,611 trailers under operating leases as compared to 890 tractors and 3,835 trailers under operating leases as of June 30, 2003. Payments to independent contractors decreased $1.1 million to $9.5 million in the 2004 period from $10.6 million in the 2003 period, mainly due to a decrease in the independent contractor fleet to an average of 320 during the 2004 period versus an average of 354 in the 2003 period.

Operating taxes and licenses remained essentially constant at $3.7 million in the 2004 and 2003 periods. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.6% in the 2004 period and 2.7% in the 2003 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $0.6 million, or 5.8%, to $9.0 million in the 2004 period from $9.6 million in the 2003 period. This decrease is predominantly the result of fewer and less severe incidents during the second quarter of 2004 partially offset by an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure. As a percentage of freight revenue, insurance and claims decreased to 6.4% in the 2004 period from 6.9% in the 2003 period. During the first quarter of 2004, we renewed our casualty program through February 2005. We are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities expense remained essentially constant at $1.5 million in the 2004 period and $1.7 million in the 2003 period. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% in the 2004 and 2003 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.3 million, or 7.9%, to $3.5 million in the 2004 period, from $3.8 million in the 2003 period. As a percentage of freight revenue, general supplies and expenses decreased to 2.5% in the 2004 period from 2.7% in the 2003 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, remained relatively constant at $10.7 million in the 2004 period and $10.6 million in the 2003 period. As a percentage of freight revenue, depreciation and amortization remained relatively constant at 7.6% in the 2004 and 2003 periods. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $0.5 million in the 2004 period and approximately $25,000 in the 2003 period.

Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and we evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2004, we tested our goodwill ($11.5 million) for impairment and found no impairment.

Our ownership/lease costs of revenue equipment were unusually high during the three month period ending June 30, 2004 as we traded a substantial amount of equipment. The majority of the increase related to trade-in equipment preparation costs and increased depreciation associated with the fleet upgrade that was completed during the period. Our ownership/lease costs include both leased and owned equipment and are reflected in the combined cost of revenue equipment rentals, depreciation and interest. Excluding the unusually high trade-in equipment preparation costs, we expect an increase in our ownership/lease costs of approximately one-half cent per mile going forward, due to the increased prices and decreased residual values of new tractors and the cost relating to our decision to increase the size of our trailer fleet in response to a shorter length of haul and to improve customer service. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases, the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

Other expense, net, decreased $0.6 million, or 88.0%, to $76,000 in the 2004 period from $0.6 million in the 2003 period. The decrease is due to a $0.5 million pre-tax, non-cash gain in the 2004 period related to the accounting for interest rate derivatives under SFAS No. 133, compared to a loss of approximately $81,000 in the 2003 period. As a percentage of freight revenue, other expense, net, decreased to 0.1% in the 2004 period from 0.5% in the 2003 period. The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $4.3 million and $3.7 million in the 2004 and 2003 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased approximately $1.2 million to $4.4 million in the 2004 period from $3.2 million in the 2003 period. We believe that a favorable relationship between freight demand and the industry wide supply of tractor trailer capacity and our dedication to improving our efficiency, consistent with the factors previously listed, contributed to our increase in earnings. As a result of the foregoing, our net margin increased to 3.1% in the 2004 period from 2.3% in the 2003 period.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

For the six months ended June 30, 2004, total revenue increased $3.7 million, or 1.3% to $287.5 million, compared with $283.8 million in the 2003 period. Total revenue includes $16.9 million and $14.0 million of fuel surcharge revenue in the 2004 and 2003 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue remained relatively constant at $270.6 million in the six months ended June 30, 2004, and $269.8 million in the same period of 2003. Revenue per tractor per week increased to $2,871 in the 2004 period from $2,792 in the 2003 period, primarily attributable to a 7.6% increase in rate per loaded mile partially offset by a 3.1% decrease in average miles per tractor and an increase in non-revenue miles. Weighted average tractors decreased to 3,612 in the 2004 period from 3,706 in the 2003 period. We have elected to constrain the size of our tractor fleet until fleet utilization and profitability improve.

Salaries, wages, and related expenses decreased $1.1 million, or 1.0%, to $108.3 million in the 2004 period, from $109.5 million in the 2003 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.0% in the 2004 period, from 40.6% in the 2003 period. Driver pay decreased to 27.0% of freight revenue in the 2004 period from 27.2% of freight revenue in the 2003 period. The decrease was largely attributable to our utilizing a larger percentage of single-driver tractors, where only one driver per tractor is compensated. This decrease was offset by a pay increase that went into effect March 15, 2004. Management expects driver wages, excluding benefits, to increase by approximately $13.0 million pre-tax on an annualized basis due to our implementation of a three cent per mile pay increase. Our payroll expense for employees, other than over the road drivers, remained relatively constant at 7.1% of freight revenue in the 2004 period and 7.2% of freight revenue in the 2003 period. Health insurance, employer paid taxes, workers' compensation, and other employee benefits remained relatively constant at 5.9% of freight revenue in the 2004 period and 6.1% of freight revenue in the 2003 period.

Fuel expense, net of fuel surcharge revenue of $16.9 million in the 2004 period and $14.0 million in the 2003 period, decreased $0.4 million, or 0.9%, to $40.9 million in the 2004 period, from $41.3 million in the 2003 period. As a percentage of freight revenue, net fuel expense decreased to 15.1% in the 2004 period from 15.3% in the 2003 period, primarily because of higher freight rates and lower miles per tractor partially offset by higher fuel prices and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. Fuel prices increased sharply during 2003 and have remained at high levels into 2004. Fuel surcharges amounted to

$0.077 per revenue mile in the 2004 period and $0.060 per revenue mile in the 2003 period, which partially offset the increased fuel expense. Higher fuel prices will increase our operating expenses. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, decreased $5.1 million to $15.2 million in the 2004 period from $20.3 million in the 2003 period. As a percentage of freight revenue, operations and maintenance decreased to 5.6% in the 2004 period from 7.5% in the 2003 period. The decrease resulted in part from the implementation of our equipment plan. Over the past twelve months, we have accepted delivery of approximately 1,700 tractors and 3,800 trailers and have disposed of approximately 1,700 tractors and 2,900 trailers. We are changing our four year tractor trade cycle back to a period of approximately three years, which has reduced the average age of our tractor fleet. Accordingly, maintenance costs have decreased. The average age of our tractor and trailer fleets decreased to 18 and 30 months at June 30, 2004, from 27 and 57 months as of June 30, 2003, respectively. The maintenance savings are expected to be partially offset by increased driver recruiting expense due to the greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation increased $5.8 million, or 18.4%, to $37.2 million in the 2004 period, from $31.4 million in the 2003 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 13.7% in the 2004 period from 11.6% in the 2003 period. The increase is due principally to an increase in revenue equipment rental payments. Tractor and trailer equipment rental expense increased $5.9 million to $16.6 million in the six months ended June 30, 2004 compared to $10.7 million in the same period of 2003. As of June 30, 2004, we had financed approximately 1,035 tractors and 7,611 trailers under operating leases as compared to 890 tractors and 3,835 trailers under operating leases as of June 30, 2003. Payments to independent contractors decreased $0.2 million to $20.1 million in the 2004 period from $20.3 million in the 2003 period. We utilized an average of 357 independent contractors during the 2004 period versus an average of 354 in the 2003 period. However, the independent contractors averaged fewer miles in the 2004 period as compared to the 2003 period.

Operating taxes and licenses remained essentially constant at $7.2 million in the 2004 and 2003 periods. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.6% in the 2004 period and 2.7% in the 2003 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $0.3 million, or 1.9%, to $17.3 million in the 2004 period from $17.6 million in the 2003 period. This decrease is predominantly the result of fewer and less severe incidents during the six month period ending June 30, 2004 partially offset by an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure. As a percentage of freight revenue, insurance and claims remained essentially constant at 6.4% in the 2004 period and 6.5% in the 2003 period. During the first quarter of 2004, we renewed our casualty program through February 2005. We are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities expense remained essentially constant at $3.3 million in the 2004 period and $3.4 million in the 2003 period. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% in the 2004 period and 1.3% in the 2003 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses remained essentially constant at $7.0 million in the 2004 and 2003 periods. As a percentage of freight revenue, general supplies and expenses also remained essentially constant at 2.6% in the 2004 and 2003 periods.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.3 million or 6.0% to $22.5 million in the 2004 period from $21.2 million in the 2003 period. As a percentage of freight revenue, depreciation and amortization expense increased to 8.3% in the 2004 period from 7.9% in the 2003 period.

Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $1.4 million in the 2004 period compared to a gain of $209,000 in the 2003 period.

Our ownership/lease costs of revenue equipment were unusually high during the six month period ending June 30, 2004 as we traded a substantial amount of equipment. The majority of the increase related to trade-in equipment preparation costs and increased depreciation associated with the fleet upgrade that was completed during the period. Our ownership/lease costs include both leased and owned equipment and are reflected in the combined cost of revenue equipment rentals, depreciation and interest. With the majority of our trade-in equipment preparation costs completed, we expect our ownership/lease costs of revenue equipment to decrease by approximately one cent per mile by the end of the year as compared to the first six months of 2004. Excluding the unusually high trade-in equipment preparation costs, we expect an increase in our ownership/lease costs of approximately one-half cent per mile going forward, due to the increased prices and decreased residual values of new tractors and the cost relating to our decision to increase the size of our trailer fleet in response to a shorter length of haul and to improve customer service. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases, the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

Other expense, net, decreased $0.5 million, or 43.6%, to $0.7 million in the 2004 period from $1.2 million in the 2003 period. The decrease is due to a $0.5 million pre-tax, non-cash gain in the 2004 period related to the accounting for interest rate derivatives under SFAS No. 133, compared to a loss of approximately $60,000 in the 2003 period. The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $6.0 million and $5.7 million in the 2004 and 2003 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased approximately $1.1 million to $5.1 million in the 2004 period from $4.0 million in the 2003 period. We believe that a favorable relationship between freight demand and the industry wide supply of tractor trailer capacity and our dedication to improving our efficiency, consistent with the factors previously listed, contributed to our increase in earnings. As a result of the foregoing, our net margin increased to 1.9% in the 2004 period from 1.5% in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. We historically have financed our capital requirements with borrowings under a line of credit, cash flows from operations and long-term operating leases. Our primary sources of liquidity at June 30, 2004, were funds provided by operations, proceeds under the Securitization Facility, borrowings under our Credit Agreement, each as defined in Note 7 to our consolidated financial statements contained herein, and operating leases of revenue equipment.

Over the past several years, we have financed a large and increasing percentage of our revenue equipment through operating leases. This has reduced the net value of revenue equipment reflected on our balance sheet, reduced our borrowings and increased our net cash flows compared to purchasing all of our revenue equipment. Certain items could fluctuate depending on whether we finance our revenue equipment through borrowings or through operating leases. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $55.0 to $60.0 million in 2004, exclusive of acquisitions of companies, and including assets financed with leases, as we transition back to a three-year trade cycle for tractors and a seven year trade cycle on dry van trailers. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our credit Facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Net cash provided by operating activities was $14.3 million in the 2004 period and $35.1 million in the 2003 period. Our primary sources of cash flow from operations in the 2004 period were net income and depreciation and amortization.

Net cash used in investing activities was $8.7 million in the 2004 period related to the purchase of tractors. Net cash provided by investing activities was $3.9 million in the first six months of 2003 and was derived from the sale of revenue equipment during the period.

Net cash used in financing activities was $3.0 million in the 2004 period, and $36.2 million in the 2003 period. During the six month period ended June 30, 2004, we reduced outstanding balance sheet debt by $1.2 million and repurchased $1.9 million of company stock, using proceeds from the Credit Agreement. At June 30, 2004, we had outstanding debt of $60.5 million, consisting of $49.2 million in the Securitization Facility, $10.0 million drawn under the Credit Agreement and a $1.3 million interest bearing note to the former primary stockholder of SRT. Interest rates on this debt range from 1.3% to 6.5%.

In May 2004, the Board of Directors authorized a stock repurchase plan for up to
1.0 million company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the board. During the second quarter of 2004, the Company purchased a total of 121,500 shares with an average price of $15.75. The stock repurchase plan referenced herein expires May 31, 2005 and cancels and replaced the Company's stock repurchase program adopted by the Board of Directors in 2000.

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

In April 2003, we also entered into an agreement with a finance company to sell approximately 2,585 dry van trailers and to lease an additional 3,600 model year 2004 dry van trailers. We sold the trailers, which consisted of model year 1991 to model year 1997 dry van trailers, to the finance company for approximately $20.5 million in cash and leased the 3,600 dry van trailers back under seven year walk away leases. The monthly cost of the lease payments will be higher than the cost of the depreciation and interest expense; however, there will be no residual risk of loss at disposition. The transaction was completed in the first quarter of 2004 and the leases begin to expire in June 2010.

Contractual Obligations and Commitments - We had commitments outstanding related to equipment, debt obligations, and diesel fuel purchases as of January 1, 2004.

The following table sets forth our contractual cash obligations and commitments as of January 1, 2004.

                                                                                                                  There-
Payments Due By Period                   Total        2004        2005        2006         2007        2008        after
(in thousands)
                                      -------------------------------------------------------------------------------------

Long Term Debt                          $ 12,000    $      -    $ 12,000     $      -    $      -    $      -     $      -

Short Term Debt (1)                       49,653      49,653           -            -           -                        -
                                                                                                            -

Operating Leases                         128,367      32,045      30,854       23,863      14,778      12,676       14,151

Lease residual value guarantees           42,656           -       9,486        8,462       5,590      18,151          967

Purchase Obligations:

Diesel fuel (2)                            5,561       5,561           -            -           -           -            -

Equipment (3)                             90,373      90,373           -            -           -           -            -
                                      -------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                             $328,610    $177,632    $ 52,340     $ 32,325    $ 20,368    $ 30,827     $ 15,118
                                      =====================================================================================


(1) Approximately $48.4 million of this amount represents proceeds drawn under our Securitization Facility at December 31, 2003. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. We expect the Securitization Facility to be renewed in December 2004.

(2) This amount represents volume purchase commitments for the 2004 period through our truck stop network. We estimate that this amount represents approximately 5% of our fuel needs for the 2004 period.

(3) Amount reflects the total purchase price or lease commitment of tractors and trailers scheduled for delivery throughout 2004. Net of estimated trade-in values and other dispositions, the estimated amount due under these commitments is approximately $45.0 million. These purchases are expected to be financed by debt or operating leases, proceeds from sales of existing equipment, and cash flows from operations. We have the option to cancel commitments relating to equipment with 60 days prior notice.

OFF BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment and company airplane. We lease a significant portion of our tractor and trailer fleet using operating leases. At June 30, 2004, we had financed approximately 1,035 tractors and 7,611 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $16.6 million in the 2004 period, compared to $10.7 million in the 2003 period. The total amount of remaining payments under operating leases as of June 30, 2004, was approximately $144.6 million. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of June 30, 2004, the maximum amount of the residual value guarantees was approximately $47.8 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases.

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

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment and company airplane. We lease a significant portion of our tractor and trailer fleet using operating leases. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of June 30, 2004, the maximum amount of the residual value guarantees was approximately $47.8 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes - In this area, we make important judgments concerning a variety of factors, including, the appropriateness of tax strategies, expected future tax consequences based on future company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. These strategies have been examined by the IRS in an audit of our 2001 and 2002 income tax returns. It is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. We have received an IRS Notice of Proposed Assessment, which asserts that three of our tax planning strategies have been disallowed, and as a result, we have filed an appeal in the matter. We have not yet been contacted by the IRS Appeals Division to schedule a hearing to resolve this issue. In April 2004, we submitted a $5.0 million cash bond to the Internal Revenue Service to mitigate any future interest expense. We have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the strategies. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs.

Deferred income taxes represent a substantial liability on our consolidated balance sheet and are determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets (tax benefits expected to be realized in the future) and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. We evaluate our deferred tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the six months ended June 30, 2004, we made no material changes in our assumptions regarding the determination of deferred income taxes. However, should these tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through our Consolidated Statement of Operations.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional income tax expense. We believe that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized, based on forecasted income. However, there can be no assurance that we will meet our forecasts of future income. We evaluate the deferred tax assets on a periodic basis and assess the need for additional valuation allowances.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. New emissions control regulations have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The cost of fuel also has risen substantially over the past three years. We believe this increase primarily reflects world events rather than underlying inflationary pressure. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts and the effects of fuel prices through fuel surcharges.

The engines used in our newer tractors are subject to new emissions control regulations, which may substantially increase our operating expense. The Federal Environmental Protection Agency ("EPA") recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002, and thereafter. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements, and have eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. For the six months ended June 30, 2004, diesel fuel expenses net of fuel surcharge represented 15.8% of our total operating expenses and 15.1% of freight revenue. At June 30, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable rate obligations consist of our Credit Agreement and our Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a Consolidated Leverage Ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at June 30, 2004.

During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. Due to the counter-parties' embedded options to cancel, these derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At June 30, 2004, the fair value of these interest rate swap agreements was a liability of $0.7 million. At June 30, 2004, we had variable, base rate borrowings of $10.0 million outstanding under the Credit Agreement.

Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.41% per annum. At June 30, 2004, borrowings of $49.2 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at June 30, 2004 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $392,000.

We do not trade in derivatives with the objective of earning financial gains on price fluctuations, on a speculative basis, nor do we trade in these instruments when there are no underlying related exposures.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

          From time to time we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

          On October 26, 2003, a pickup truck collided with a trailer being operating by Southern Refrigerated Transport, Inc. ("SRT"), one of our subsidiaries. A lawsuit was filed in the United States District Court for the Southern District of Mississippi (the "Court") on February 4, 2004 on behalf of Donald J. Byrd, an injured passenger in the pickup truck, and an amended complaint was filed on February 18, 2004 on behalf of Mr. Byrd and Marilyn S. Byrd, his wife. The relief sought in the lawsuit is judgment against SRT and the driver of the SRT truck in excess of one million dollars. In addition, the Company has received demands in the form of letters seeking a total of $27.0 million from attorneys representing potential beneficiaries of two decedents who occupied the pickup truck. One of the demand letters is seeking $15.0 million and a second demand letter is seeking $12.0 million. A memorandum of settlement with the beneficiaries of one of the decedents was entered into on June 28, 2004. A formal agreement for full and final settlement has recently been entered into with those beneficiaries. As to the claims arising from that decedent, an Agreed Order providing for dismissal of the Company has been signed by counsel for the parties and filed with the Court. It is anticipated that the Court will issue a Judgment of Dismissal with Prejudice as to those claims. The $12.0 million demand letter referenced above is rendered moot by this settlement effectively reducing the outstanding demands against the Company from $27.0 million to $15.0 million. We continue to defend the case and expect all matters involving the occurrence to be resolved at a level substantially below our aggregate coverage limits of our insurance policies.

Item 2.   Changes in Securities and Use of Proceeds.

       Purchases of Equity Securities by the Issuer and Affiliated Purchasers(1)

                                                     Total Number of      Maximum Number (or
                         Total         Average      Shares Purchased     Approx. Dollar Value)
Period                 Number of      Price Paid   as Part of Publicly   of Shares that May Yet
                         Shares       Per Share      Announced Plans      Be Purchased Under
                       Purchased                      or Programs        the Plans or Programs
 ------------------- ------------- ------------- --------------------- --------------------------
 April 1, 2004 -
 April 30, 2004              0          N/A                  0                 1,000,000
 ------------------- ------------- ------------- --------------------- --------------------------
 May 1, 2004 -
 May 31, 2004           43,200        $15.56            43,200                   956,800
 ------------------- ------------- ------------- --------------------- --------------------------
 June 1, 2004 -
 June 30, 2004          78,300        $15.85            78,300                   878,500
 ------------------- ------------- ------------- --------------------- --------------------------
 Total                 121,500        $15.75           121,500                   878,500
 ------------------- ------------- ------------- --------------------- --------------------------

(1) On May 21, 2004, the Company announced that the Board of Directors authorized the Company to repurchase up to one million (1,000,000) shares of its Class A common stock, subject to criteria established by the Board of Directors. The stock may be purchased on the open market or in privately negotiated transactions at any time until May 31, 2005, at which time, or prior thereto, the board may elect to extend the repurchase program. This program canceled and replaced the program adopted by the Board of Directors in 2000.

Item 3.   Defaults Upon Senior Securities.
          Not applicable

Item 4.   Submission of Matters to Vote of Security Holders.

          The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 27, 2004, for the purpose of electing seven directors for one-year terms. Proxies for the meeting were solicited pursuant to
          Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

          The voting tabulation on the election of directors was as follows:

                                         Shares Voted          Shares Voted             Shares Voted
                                             "FOR"             "AGAINST"                "ABSTAIN"
      David R. Parker                     13,593,710                  -                  3,054,983
      Mark A. Scudder                     13,511,198                  -                  3,137,495
      William T. Alt                      13,478,498                  -                  3,170,195
      Hugh O. Maclellan, Jr.              15,779,008                  -                    869,685
      Robert E. Bosworth                  15,779,108                  -                    869,585
      Bradley A. Moline                   13,506,092                  -                  3,142,601
      Niel B. Nielson                     16,199,862                  -                    448,831


Item 5.    Other Information.
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number               Reference   Description
3.1                  (1)         Restated Articles of Incorporation
3.2                  (1)         Amended Bylaws dated September 27, 1994.
4.1                  (1)         Restated Articles of Incorporation
4.2                  (1)         Amended Bylaws dated September 27, 1994.
10.1                  #          Amendment No. 6 to Loan Agreement dated July 8, 2004 among Three Pillars Funding,  LLC
                                 (f/k/a Three Pillars  Funding  Corporation),  SunTrust  Capital  Markets,  Inc. (f/k/a
                                 SunTrust  Equitable  Securities  Corporation),   CVTI  Receivables  Corporation,   and
                                 Covenant Transport, Inc. effective June 1, 2004.
10.2                  #          Form of Indemnification  Agreement between Covenant  Transport,  Inc. and each officer and director, effective May 1, 2004.
31.1                  #          Certification  pursuant to Item 601(b)(31) of Regulation  S-K, as adopted  pursuant to
                                 Section 302 of the  Sarbanes-Oxley  Act of 2002,  by David R.  Parker,  the  Company's
                                 Chief Executive Officer.
31.2                  #          Certification  pursuant to Item 601(b)(31) of Regulation  S-K, as adopted  pursuant to
                                 Section 302 of the  Sarbanes-Oxley  Act of 2002, by Joey B. Hogan, the Company's Chief
                                 Financial Officer.
32                    #          Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002, by David R. Parker, the Company's Chief Executive
                                 Officer, and Joey B. Hogan, the Company's Chief Financial Officer.
------------------------------------------------------------------------------------------------------------------------

References:

(1) Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.
#    Filed herewith.

(b)  Reports on Form 8-K

     On April 21, 2004, the Company furnished a Form 8-K with the SEC under Item 12 (Results of Operations and Financial Condition) a press release announcing its financial and operating results for the quarter ended March 31, 2004.

     On June 1, 2004, the Company filed a Form 8-K with the SEC to provide notice to the SEC of the Company's change in 401(k) provider and the black out period that resulted due to the change.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COVENANT TRANSPORT, INC.


Date: August 4, 2004       /s/ Joey B. Hogan
                           -------------------
                           Joey B. Hogan
                           Executive Vice President and Chief Financial Officer,
                           in his capacity as such and on behalf of the issuer.