Form 10-Q
period 2004-09-30
COVENANT TRANSPORT INC
filed 2004-11-05
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number 0-24960

COVENANT TRANSPORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0320154
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

400 Birmingham Hwy.
Chattanooga, TN	37419
(Address of principal executive offices)	(Zip Code)

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

YES [ X ]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 2, 2004).

Class A Common Stock, $.01 par value: 12,312,595 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I FINANCIAL INFORMATION
		Page Number
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (Unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26
PART II OTHER INFORMATION
		Page Number
Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	29

ITEM 1. FINANCIAL STATEMENTS
COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	September 30, 2004	December 31, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$943	$3,306
Accounts receivable, net of allowance of $1,350 in 2004 and 2003	73,293	62,998
Drivers advances and other receivables	5,149	9,622
Inventory and supplies	3,566	3,581
Prepaid expenses	11,956	16,185
Deferred income taxes	13,041	13,462
Income taxes receivable	5,317	278
Total current assets	113,265	109,432

Property and equipment, at cost	306,598	320,909
Less accumulated depreciation and amortization	(90,797)	(99,175)
Net property and equipment	215,801	221,734

Other assets	22,910	23,115

Total assets	$351,976	$354,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	9	1,300
Securitization facility	44,148	48,353
Accounts payable	6,130	8,822
Accrued expenses	16,716	14,420
Insurance and claims accrual	27,118	27,420
Total current liabilities	94,121	100,315

Long-term debt, less current maturities	16,015	12,000
Deferred income taxes	39,904	49,824
Total liabilities	150,040	162,139

Commitments and contingent liabilities

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,407,862 and 13,295,026 shares issued; 12,310,262 and 12,323,526 outstanding as of September 30, 2004 and December 31, 2003, respectively	133	133
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003	24	24
Additional paid-in-capital	90,819	88,888
Treasury Stock at cost; 1,097,600 and 971,500 shares as of September 30, 2004 and December 31, 2003, respectively	(9,925)	(7,935)
Retained earnings	120,886	111,032
Total stockholders' equity	201,937	192,142
Total liabilities and stockholders' equity	$351,976	$354,281

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)

	2004	2003	2004	2003

Freight revenue	$140,631	$140,313	$411,257	$410,145
Fuel surcharges	11,304	6,170	28,192	20,155
Total revenue	$151,935	$146,483	$439,449	$430,300

Operating expenses:
Salaries, wages, and related expenses	55,563	55,863	163,899	165,335
Fuel expense	32,893	26,370	90,708	81,660
Operations and maintenance	7,657	10,161	22,851	30,446
Revenue equipment rentals and purchased transportation	16,593	18,634	53,745	50,014
Operating taxes and licenses	3,478	3,343	10,631	10,519
Insurance and claims	9,809	8,240	27,073	25,836
Communications and utilities	1,550	1,868	4,866	5,307
General supplies and expenses	3,422	3,527	10,443	10,526
Depreciation and amortization, including gains (losses) on disposition of equipment	10,728	9,991	33,209	31,208
Total operating expenses	141,693	137,997	417,425	410,851
Operating income	10,242	8,486	22,024	19,449
Other (income) expenses:
Interest expense	1,116	538	2,379	1,786
Interest income	(11)	(43)	(30)	(106)
Other	(111)	(251)	(662)	(206)
Other (income) expenses, net	994	244	1,687	1,474
Income before income taxes	9,248	8,242	20,337	17,975
Income tax expense	4,503	4,192	10,484	9,923
Net income	$4,745	$4,050	$9,853	$8,052
Net income per share:
Basic earnings per share:	$0.33	$0.28	$0.67	$0.56
Diluted earnings per share:	$0.32	$0.28	$0.66	$0.55

Basic weighted average shares outstanding	14,585	14,461	14,634	14,413
Diluted weighted average shares outstanding	14,811	14,692	14,817	14,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands)

	Nine months ended September 30, (unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$9,853	$8,052
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for losses on accounts receivable	72	44
Depreciation and amortization	31,059	32,096
Deferred income taxes (benefit)	(9,500)	(6,503)
Income tax benefit from exercise of stock options	191	571
(Gain) loss on disposition of property and equipment	2,150	(887)
Changes in operating assets and liabilities:
Receivables and advances	(5,895)	401
Prepaid expenses and other assets	4,230	3,327
Inventory and supplies	16	(114)
Insurance and claims	(303)	4,481
Accounts payable and accrued expenses	(5,433)	8,236
Net cash flows provided by operating activities	26,440	49,704

Cash flows from investing activities:
Acquisition of property and equipment	(63,475)	(58,937)
Proceeds from disposition of property and equipment	36,404	47,630
Net cash flows used in investing activities	(27,071)	(11,307)

Cash flows from financing activities:
Exercise of stock options	1,739	2,593
Repurchase of company stock	(1,990)	-
Proceeds from issuance of debt	48,026	39,000
Repayments of long-term debt	(49,507)	(77,877)
Deferred costs	-	(318)
Net cash used in financing activities	(1,732)	(36,602)
Net change in cash and cash equivalents	(2,363)	1,795

Cash and cash equivalents at beginning of period	3,306	42
Cash and cash equivalents at end of period	$943	$1,837

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transport, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 consolidated balance sheet was derived from our audited balance sheet for the year then ended. It is suggested that these consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.   Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the three and nine-month periods ended September 30, 2004 and 2003 equaled net income.

Note 3.   Basic and Diluted Earnings per Share

The following table sets forth for the periods indicated the calculation of net earnings per share included in our consolidated statements of operations:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:

Net earnings	$4,745	$4,050	$9,853	$8,052

Denominator:

Denominator for basic earnings per share - weighted-average shares	14,585	14,461	14,634	14,413

Effect of dilutive securities:

Employee stock options	226	231	183	239
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	14,811	14,692	14,817	14,652

Net income per share:
Basic earnings per share:	$0.33	$0.28	$0.67	$0.56
Diluted earnings per share:	$0.32	$0.28	$0.66	$0.55

Dilutive common stock options are included in the diluted earnings per share calculation using the treasury stock method. At September 30, 2004, we had one stock based employee compensation plan. Employee stock options in the table above exclude 225,591 and 60,000 in the three month periods ended September 30, 2004 and 2003, respectively, and 182,510 and 60,000 in the nine month periods ended September 30, 2004 and 2003, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. We account for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.3% to 3.7%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 51.6% for the 2004 period, and 52.5% for the 2003 period. Using these assumptions, the fair value of the employee stock options granted, net of the related tax effects, in the three months ended September 30, 2004 and 2003 periods are $0.3 million and $0.4 million, respectively and in the nine months ended September 30, 2004 and 2003 periods are $0.9 million and $1.4 million, respectively. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income, as reported:	$4,745	$4,050	$9,853	$8,052

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(288)	(384)	(896)	(1,400)

Pro forma net income	$4,458	$3,666	$8,957	$6,653

Basic earnings per share:
As reported	$0.33	$0.28	$0.67	$0.56
Pro forma	$0.31	$0.25	$0.61	$0.46

Diluted earnings per share:
As reported	$0.32	$0.28	$0.66	$0.55
Pro forma	$0.30	$0.25	$0.60	$0.45

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

Note 5.   Derivative Instruments and Other Comprehensive Income

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

In 2001, we entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At September 30, 2004 and 2003, the fair value of these interest rate swap agreements was a liability of $0.7 million and $1.5 million, respectively, which are included in accrued expenses on the consolidated balance sheets. The derivative activity, as reported in our financial statements for the nine months ended September 30, 2004 and 2003 is summarized in the following:

(in thousands)	Nine months ended September 30,
	2004	2003

Net liability for derivatives at January 1	$(1,201)	$(1,645)

Gain in value of derivative instruments that do not qualify as hedging instruments	533	187

Net liability for derivatives at September 30	$(668)	$(1,458)

Note 6.   Property and Equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For the nine month period ended September 30, 2004, depreciation expense on tractors and trailers was approximately $27.3 million. We depreciate revenue equipment, excluding day cabs, over five to ten years with salvage values ranging from 9% to 33%. We evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and our recent experience with disposition values. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

Note 7.   Securitization Facility and Long-Term Debt

Our Long-term debt and securitization facility consisted of the following at September 30, 2004 and December 31, 2003:

(in thousands)	September 30, 2004	December 31, 2003

Securitization Facility	$44,148	$48,353
Borrowings under Credit Agreement	$16,000	$12,000
Note payable to former SRT shareholder, bearing interest at 6.5% with interest payable quarterly	-	1,300
Equipment and vehicle obligations with commercial lending institutions	24	-
Total long-term debt	16,024	13,300
Less current maturities	9	1,300
Long-term debt, less current portion	$16,015	$12,000

In December 2000, we entered into the Credit Agreement with a group of banks, which matures in December 2005. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a Consolidated Leverage Ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at September 30, 2004. As of September 30, 2004, we had borrowings under the Credit Agreement in the amount of $16.0 million with a weighted average interest rate of 2.92%. The Credit Agreement is guaranteed by our consolidated group, with the exception of CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $100.0 million, with a feature which permits an increase up to a maximum borrowing limit of $140.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $70.0 million. The Credit Agreement includes a "security agreement" such that the Credit Agreement may be collateralized by virtually all of our assets if a covenant violation occurs. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on the Consolidated Leverage Ratio, is due on the daily unused portion of the Credit Agreement. At September 30, 2004 and December 31, 2003, we had undrawn letters of credit outstanding of approximately $57.4 million and $51.2 million, respectively. As of September 30, 2004, we had approximately $26.6 million of borrowing capacity under the Credit Agreement.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.41% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of September 30, 2004 and December 31, 2003, we had received $44.1 million and $48.4 million, respectively, in proceeds, with a weighted average interest rate of 1.82% and 1.0%, respectively.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, Consolidated Leverage Ratio, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with these agreements as of September 30, 2004.

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

Note 9.   Commitments and Contingencies

From time to time we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements. Currently we are involved in two significant personal injury claims that are described below.

On October 26, 2003, a pickup truck collided with a trailer being operating by Southern Refrigerated Transport, Inc. ("SRT"), one of our subsidiaries. Two of the occupants of the pickup were killed in the accident and the other occupant was injured. A lawsuit was filed in the United States District Court for the Southern District of Mississippi on February 4, 2004 on behalf of Donald J. Byrd, an injured passenger in the pickup truck, and an amended complaint was filed on February 18, 2004 on behalf of Mr. Byrd and Marilyn S. Byrd, his wife. The relief sought in the lawsuit is judgment against SRT and the driver of the SRT truck in excess of one million dollars. In addition, we have received demands in the form of letters seeking a total of $27.0 million from attorneys representing potential beneficiaries of the two decedents who occupied the pickup truck. A formal agreement for full and final settlement has been entered into with the injured passenger and his wife, an order providing for our dismissal has been signed by Mr. and Mrs. Byrd, and a judgment of dismissal with prejudice was entered with the court. Formal agreements for full and final settlements have been entered into with the beneficiaries of both of the decedents, and an order providing for our dismissal has been signed by counsel for one of the parties and filed with the court. It is anticipated that a release will soon be signed and a judgment of dismissal with prejudice will be entered with the court for the other party in the near future. The aforementioned settlements were below the aggregate coverage limits of our insurance policies.

On March 7, 2003 an accident occurred on Interstate 94 near Hixton, Wisconsin. The accident involved a Honda car and one of our trucks. The two adults in the car were killed and a child (age 2) survived with little apparent injury. Suit has been filed in United States District Court in Minnesota against our driver and us. Heirs of one of the decedents made a demand for $20 million in October 2004. It is anticipated that heirs for the other adult decedent and representatives of the child will file additional suits against us. We expect all matters involving the occurrence to be resolved at a level below our aggregate coverage limits of our insurance policies.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly-owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transport, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The discussion in this quarterly report contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Statements that constitute forward-looking statements are usually identified by words such as "anticipates," "believes," "estimates," "projects," "expects," "plans," "intends," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess tractor and trailer capacity in the trucking industry; decreased demand for our services or loss of one or more of our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at our facilities, or at customer, port, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection, the volume and terms of diesel purchase commitments, increases in interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment changes in the resale value of our used equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and independent contractors; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other claims; high insurance premiums; fluctuations in claims expenses that result from high self-insured retention amounts and differences between estimates used in establishing and adjusting claims reserves and actual results over time; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including revised hours-of-service requirements for drivers; the ability to successfully execute our initiative of improving the profitability of medium length of haul movements; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with the various disclosures we make in press releases, stockholder reports, and public filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward looking statements in this report.

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

For the nine months ended September 30, 2004, total revenue increased $9.1 million, or 2.1%, to $439.4 million compared to $430.3 million in the 2003 period. Net income increased 22.4% to $9.9 million, or $.66 per diluted share, from $8.1 million or $.55 per diluted share, for the first nine months of 2003. We have been executing a strategy based on constraining our fleet size and improving our asset productivity, with the goal of returning to an operating ratio (operating expenses as a percentage of total revenue) of below 90%. For the third quarter, our operating ratio was 92.7%, the first time it has been under 93% since the fourth quarter of 1999. This reflected an improvement of 130 basis points over the 94.0% operating ratio we posted in the third quarter of 2003.

Our operating results reflected a good freight environment for most of the quarter as well as high fuel prices and tough competition for drivers. Freight demand was strong for most of the quarter. Our business mix reflected a continuation of our trend toward a shorter length of haul and more dedicated routes as we allocate our capacity toward more productive customers and lanes. We are maintaining our historical focus on a substantial transcontinental team operation, but we are shifting a meaningful portion of medium length of haul movements toward shorter lengths of haul. The general effects on our business have been higher rates offset partially by lower mileage utilization and an increase in non-revenue miles. Overall, we believe the shift has been a major factor in the improvements in our profitability over the past several quarters.

For the quarter, we increased our average freight revenue per loaded mile 11.9% compared with the third quarter of 2003, primarily because of a favorable relationship between freight demand and available truck capacity. Average freight revenue per total mile increased 10.5%, reflecting a modest increase in non-revenue miles associated with a decrease in our average length of haul. Average freight revenue per tractor per week, our main measure of asset productivity, increased 2.2%, reflecting higher rates partially offset by fewer average miles per tractor. Our mileage utilization was negatively impacted by our shorter average length of haul, a decrease in the percentage of team-driven tractors, and an increase in the percentage of our tractors that did not have drivers.

On the expense side, our after-tax costs increased almost 10%, or $.11 per mile compared with the third quarter of 2003. The main factors were a $.044 increase in compensation expense driven primarily by increases in driver pay, a $.029 increase in fuel cost per mile net of fuel surcharge recovery, and an approximately $.022 per mile increase in our cost of insurance and claims resulting from an increase in our accrual rate for accidents. The increase in our ownership and operating costs associated with our tractor/trailer fleet has begun to flatten out as the maintenance savings of a newer fleet are offsetting more of the increased capital and trade-in costs of acquiring the new fleet. At September 30, 2004, the average age of our tractor and trailer fleets were 1.5 years and 2.7 years, respectively, compared with 2.1 years and 4.1 years, respectively, a year ago.

Looking forward, we believe driver availability will continue to be the most pressing issue facing us and the industry for the foreseeable future. We expect competition for quality drivers to remain intense and that driver numbers will be the most substantial limiting factor on capacity growth. We expect many carriers to use future rate increases to increase driver compensation.

At September 30, 2004, we had $201.9 million in stockholders' equity and $60.2 million in balance sheet debt.

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

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Historically, we have measured freight revenue, before fuel and accessorial surcharges, in addition to total revenue. After the new hours-of-service regulations that became effective January 4, 2004, accessorial revenue, primarily for equipment detention and stop offs, has increased significantly. Under the new regulatory requirements, we have determined it to be appropriate to reclassify accessorial revenue, excluding fuel surcharges, into freight revenue, and our historical financial statements have been conformed to this presentation. We continue to report fuel surcharge revenue separately. We measure revenue before fuel surcharges, or “freight revenue,” because we believe that fuel surcharges tend to be a volatile source of revenue. We believe the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.

We operate tractors driven by a single driver and also tractors assigned to two-person driver teams. Over time the percentage of our revenue generated by driver teams has trended down, although the mix will depend on a variety of factors over time. Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver. We expect operating statistics and expenses to shift with the mix of single and team operations.

Expenses and Profitability

For 2004, the key factors that we expect to affect our profitability are our revenue per mile, our miles per tractor, our compensation of drivers, our capital cost of revenue equipment, fuel costs, our costs of maintenance and our insurance and claims expense. Our costs for driver compensation and the ownership and financing of our new equipment have increased significantly over the past year. To overcome these cost increases and improve our margins we will need to achieve significant increases in revenue per tractor, particularly in revenue per mile. We also expect the following to significantly impact our profitability: maintenance costs, which we expect to decrease because of a newer tractor fleet, insurance and claims, which can be volatile due to our large self-insured retention; miles per tractor, which will be affected by our ability to attract and retain drivers in an increasingly competitive driver market; and our success with improving the profitability of our solo driver fleet.

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

Revenue Equipment

At September 30, 2004, we operated approximately 3,517 tractors and 8,847 trailers. Of our tractors, approximately 2,219 were owned, 1,060 were financed under operating leases, and 238 were provided by independent contractors, who own and drive their own tractors. Of our trailers, approximately 1,046 were owned and approximately 7,801 were financed under operating leases. Currently, substantially all of our tractors are covered by arrangements under which we may trade back or cause equipment manufacturers to repurchase the tractor for a specified value. The trade-in or buy-back values approximate our expected disposition values of the tractors. Our assumptions represent management's best estimate, and actual values could differ by the time those tractors are scheduled for trade.

Because of the increases in purchase prices and lower residual values, the annual expense per tractor on model year 2004 and 2005 tractors is expected to be higher than the annual expense on the units being replaced. The timing of these expenses could be affected in future periods as we continue to transition from a four year trade cycle to a three year trade cycle for tractors. We expect to complete the upgrade of our tractor fleet by the end of 2004.

We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and seven years for trailers. With our tractor trade cycle currently transitioning from approximately four years back to three years, we have been purchasing the leased tractors at the expiration of the lease term, although there is no commitment to purchase the tractors. The first trailer leases expire in 2005, and we have not determined whether to purchase trailers at the end of these leases.

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

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended September 30,			Three Months Ended September 30,
	2004	2003		2004	2003
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	36.6	38.1	Salaries, wages, and related expenses	39.5	39.8
Fuel expense	21.6	18.0	Fuel expense (1)	15.4	14.4
Operations and maintenance	5.0	6.9	Operations and maintenance	5.4	7.2
Revenue equipment rentals and purchased transportation	10.9	12.7	Revenue equipment rentals and purchased transportation	11.8	13.3
Operating taxes and licenses	2.3	2.3	Operating taxes and licenses	2.5	2.4
Insurance and claims	6.5	5.6	Insurance and claims	7.0	5.9
Communications and utilities	1.0	1.3	Communications and utilities	1.1	1.3
General supplies and expenses	2.3	2.4	General supplies and expenses	2.4	2.5
Depreciation and amortization	7.1	6.8	Depreciation and amortization	7.6	7.1
Total operating expenses	93.3	94.2	Total operating expenses	92.7	94.0
Operating income	6.7	5.8	Operating income	7.3	6.0
Other (income) expense, net	0.7	0.2	Other (income) expense, net	0.7	0.2
Income before income taxes	6.1	5.6	Income before income taxes	6.6	5.9
Income tax expense	3.0	2.9	Income tax expense	3.2	3.0
Net income	3.1%	2.8%	Net income	3.4%	2.9%

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	37.3	38.4	Salaries, wages, and related expenses	39.9	40.3
Fuel expense	20.6	19.0	Fuel expense (1)	15.2	15.0
Operations and maintenance	5.2	7.1	Operations and maintenance	5.6	7.4
Revenue equipment rentals and purchased transportation	12.2	11.6	Revenue equipment rentals and purchased transportation	13.1	12.2
Operating taxes and licenses	2.4	2.4	Operating taxes and licenses	2.6	2.6
Insurance and claims	6.2	6.0	Insurance and claims	6.6	6.3
Communications and utilities	1.1	1.2	Communications and utilities	1.2	1.3
General supplies and expenses	2.4	2.4	General supplies and expenses	2.5	2.6
Depreciation and amortization	7.6	7.3	Depreciation and amortization	8.1	7.6
Total operating expenses	95.0	95.5	Total operating expenses	94.6	95.3
Operating income	5.0	4.5	Operating income	5.4	4.7
Other (income) expense, net	0.4	0.3	Other (income) expense, net	0.4	0.4
Income before income taxes	4.6	4.2	Income before income taxes	4.9	4.4
Income tax expense	2.4	2.3	Income tax expense	2.5	2.4
Net income	2.2%	1.9%	Net income	2.4%	2.0%

(1)	Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($11.3 million and $6.2 million in the three months ended September 30, 2004, and 2003, respectively, and $28.2 million and $20.2 million in the nine months ended September 30, 2004, and 2003, respectively).

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2003

For the quarter ended September 30, 2004, total revenue increased $5.5 million, or 3.7% to $151.9 million, compared with $146.5 million in the 2003 period. Total revenue includes $11.3 million and $6.2 million of fuel surcharge revenue in the 2004 and 2003 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue remained relatively constant at $140.6 million in the three months ended September 30, 2004, and $140.3 million in the same period of 2003. Revenue per tractor per week increased to $3,035 in the 2004 period from $2,971 in the 2003 period, primarily attributable to an 11.9% increase in rate per loaded mile. The increase was partially offset by a 7.5% decrease in average miles per tractor and an increase in non-revenue miles. Weighted average tractors decreased to 3,517 in the 2004 period from 3,586 in the 2003 period, mainly due to a decrease in the number of independent contractors to an average of 265 during the 2004 period versus an average of 396 in the 2003 period. We have elected to constrain the size of our tractor fleet until fleet utilization and profitability improve.

Salaries, wages, and related expenses decreased $0.3 million, or 0.5%, to $55.6 million in the 2004 period, from $55.9 million in the 2003 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.5% in the 2004 period, from 39.8% in the 2003 period. Driver pay increased $1.5 million or 27.8% of freight revenue in the 2004 period from 26.8% of freight revenue in the 2003 period. The increase was largely attributable to pay increases and new retention bonus programs, partially offset by our utilizing a larger percentage of single-driver tractors, where only one driver per tractor is compensated. Management expects driver wages, excluding benefits, to increase as a result of the pay increases and retention programs. Our payroll expense for employees, other than over the road drivers, decreased to 7.0% of freight revenue in the 2004 period from 7.4% of freight revenue in the 2003 period, primarily due to a decrease in headcount in the maintenance department, related to our newer equipment fleet. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased approximately $1.3 million to 4.7% of freight revenue in the 2004 period from 5.7% of freight revenue in the 2003 period. The 2003 period included a $0.7 million workers compensation claim related to a natural gas explosion in our Indianapolis terminal.

Fuel expense, net of fuel surcharge revenue of $11.3 million in the 2004 period and $6.2 million in the 2003 period, increased $1.4 million, or 6.91%, to $21.6 million in the 2004 period, from $20.2 million in the 2003 period. As a percentage of freight revenue, net fuel expense increased to 15.4% in the 2004 period from 14.4% in the 2003 period, primarily due to higher fuel prices and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. Fuel prices increased sharply during 2003 and have remained at high levels into 2004. Fuel surcharges amounted to $0.103 per revenue mile in the 2004 period and $0.051 per revenue mile in the 2003 period, which partially offset the increased fuel expense. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, decreased $2.5 million to $7.7 million in the 2004 period from $10.2 million in the 2003 period. As a percentage of freight revenue, operations and maintenance decreased to 5.4% in the 2004 period from 7.2% in the 2003 period. The decrease resulted in part from the implementation of our equipment plan to change our four year tractor trade cycle back to a period of approximately three years, which has reduced the average age of our tractor fleet. Accordingly, maintenance costs have decreased. The average age of our tractor and trailer fleets decreased to 18 and 32 months at September 30, 2004, from 25 and 49 months as of September 30, 2003, respectively. The maintenance savings are expected to be partially offset by increased driver recruiting expense due to the greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation decreased $2.0 million, or 11.0%, to $16.6 million in the 2004 period, from $18.6 million in the 2003 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 11.8% in the 2004 period from 13.3% in the 2003 period. The decrease is due principally to a decrease in the percentage of our total miles that were driven by independent contractors, which more than offset an increase in revenue equipment rental payments. Payments to independent contractors decreased $3.9 million to $7.8 million in the 2004 period from $11.7 million in the 2003 period, mainly due to a decrease in the independent contractor fleet to an average of 265 during the 2004 period versus an average of 396 in the 2003 period. Tractor and trailer equipment rental expense increased $1.9 million, to $8.8 million compared with $6.9 million in the same period of 2003. We had financed approximately 1,060 tractors and 7,801 trailers under operating leases at September 30, 2004, compared with 910 tractors and 4,560 trailers under operating leases at September 30, 2003.

Operating taxes and licenses remained essentially constant at $3.5 million and $3.3 million in the 2004 and 2003 periods, respectively. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.5% in the 2004 period and 2.4% in the 2003 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.6 million, or 19.0%, to $9.8 million in the 2004 period from $8.2 million in the 2003 period. As a percentage of freight revenue, insurance and claims increased to 7.0% in the 2004 period from 5.9% in the 2003 period. Our insurance and claims expense as a percentage of revenue has been approximately 7% of revenue for the past three quarters. The increase compared with the third quarter of 2003 resulted primarily from excellent safety experience during the 2003 quarter and adverse development of several claims from periods prior to the third quarter of 2004. Over the past years, we have increased our self-insured retentions significantly. Due to the rapid increase in our deductibles and the size of our claims accrual, we decided to have an independent study of our reserves and accrual process. The review should be completed in the fourth quarter of this year. During the first quarter of 2004, we renewed our casualty program through February 2005. Under our casualty program, we are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. However, our insurance policy also provides for an additional $4.0 million self-insured aggregate amount, with a limit of $2.0 million per occurrence until the $4.0 million aggregate threshold is reached. For example, if we were to experience during the policy year three separate personal injury and property damage claims each resulting in exposure of $5.0 million, we would be self-insured for $4.0 million with respect to each of the first two claims, and for $2.0 million with respect to the third claim and any subsequent claims during the policy year. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities expense remained essentially constant at $1.6 million in the 2004 period and $1.9 million in the 2003 period. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.1% in the 2004 period and 1.3% in the 2003 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, remained essentially constant at $3.4 million in the 2004 period and $3.5 million in the 2003 period. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.4% in the 2004 period and 2.5% in the 2003 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment increased $0.7 million or 7.4% to $10.7 million in the 2004 period from $10.0 million in the 2003 period. As a percentage of freight revenue, depreciation and amortization increased to 7.6% in the 2004 period from 7.1% in the 2003 period. The increase primarily related to trade-in preparation costs and losses on the sale of equipment partially offset by a decrease in the value of owned revenue equipment being depreciated due to more equipment being leased instead of purchased. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $0.7 million in the 2004 period compared to a gain of $0.8 million in the 2003 period.

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

Other expense, net, increased $0.8 million to $1.0 million in the 2004 period from $0.2 million in the 2003 period. The increase is due to a $0.4 million interest charge related to a proposed disallowed IRS transaction. During the quarter we also recognized an approximately $50,000 pre-tax, non-cash gain in the 2004 period related to the accounting for interest rate derivatives under SFAS No. 133, compared to a gain of approximately $250,000 in the 2003 period. As a percentage of freight revenue, other expense, net, increased to 0.7% in the 2004 period from 0.2% in the 2003 period. The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $4.5 million and $4.2 million in the 2004 and 2003 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased approximately $0.7 million to $4.7 million in the 2004 period from $4.1 million in the 2003 period. As a result of the foregoing, our net margin increased to 3.4% in the 2004 period from 2.9% in the 2003 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPTEMBER 30, 2003

For the nine months ended September 30, 2004, total revenue increased $9.1 million, or 2.1% to $439.4 million, compared with $430.3 million in the 2003 period. Total revenue includes $28.2 million and $20.2 million of fuel surcharge revenue in the 2004 and 2003 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue remained relatively constant at $411.3 million in the nine months ended September 30, 2004, and $410.1 million in the same period of 2003. Revenue per tractor per week increased to $2,925 in the 2004 period from $2,861 in the 2003 period, primarily attributable to a 9.0% increase in rate per loaded mile partially offset by a 4.6% decrease in average miles per tractor and an increase in non-revenue miles. Weighted average tractors decreased to 3,582 in the 2004 period from 3,665 in the 2003 period. We have elected to constrain the size of our tractor fleet until fleet utilization and profitability improve.

Salaries, wages, and related expenses decreased $1.4 million, or 0.9%, to $163.9 million in the 2004 period, from $165.3 million in the 2003 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.9% in the 2004 period, from 40.3% in the 2003 period. Driver pay increased to 27.3% of freight revenue in the 2004 period from 27.0% of freight revenue in the 2003 period. The increase was largely attributable to pay increases and new retention bonus programs, partially offset by our utilizing a larger percentage of single-driver tractors, where only one driver per tractor is compensated. Management expects driver wages, excluding benefits, to increase as a result of the pay increase and the retention programs. Our payroll expense for employees, other than over the road drivers, decreased to 7.0% of freight revenue in the 2004 period from 7.3% of freight revenue in the 2003 period, primarily due to a decrease in headcount in the maintenance department, related to our newer equipment fleet. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased approximately $1.8 million to 5.5% of freight revenue in the 2004 period from 6.0% of freight revenue in the 2003 period. The decrease is primarily due to improving claims experience in our group health insurance plan and in the 2003 period we incurred a $0.7 million claim relating to a natural gas explosion in our Indianapolis terminal.

Fuel expense, net of fuel surcharge revenue of $28.2 million in the 2004 period and $20.2 million in the 2003 period, increased $1.0 million, or 1.6%, to $62.5 million in the 2004 period, from $61.5 million in the 2003 period. As a percentage of freight revenue, net fuel expense increased to 15.2% in the 2004 period from 15.0% in the 2003 period, primarily due to higher freight rates and lower miles per tractor partially offset by higher fuel prices and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. Fuel prices increased sharply during 2003 and have remained at high levels into 2004. Fuel surcharges amounted to $0.086 per revenue mile in the 2004 period and $0.057 per revenue mile in the 2003 period, which partially offset the increased fuel expense. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs and driver recruitment expenses, decreased $7.6 million to $22.9 million in the 2004 period from $30.4 million in the 2003 period. As a percentage of freight revenue, operations and maintenance decreased to 5.6% in the 2004 period from 7.4% in the 2003 period. The decrease resulted in part from the implementation of our equipment plan. Over the past eighteen months, we have accepted delivery of approximately 2,285 tractors and 4,444 trailers and have disposed of approximately 2,186 tractors and 3,175 trailers. We are changing our four year tractor trade cycle back to a period of approximately three years, which has reduced the average age of our tractor fleet. Accordingly, maintenance costs have decreased. The average age of our tractor and trailer fleets decreased to 18 and 32 months at September 30, 2004, from 25 and 49 months as of September 30, 2003, respectively. The maintenance savings are expected to be partially offset by increased driver recruiting expense due to the greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation increased $3.7 million, or 7.5%, to $53.7 million in the 2004 period, from $50.0 million in the 2003 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 13.1% in the 2004 period from 12.2% in the 2003 period. The increase is due principally to an increase in revenue equipment rental payments, partially offset by a decrease in the percentage of our total miles that were driven by independent contractors. Tractor and trailer equipment rental expense increased $7.8 million, to $25.8 million compared with $18.0 million in the same period of 2003. We had financed approximately 1,060 tractors and 7,801 trailers under operating leases at September 30, 2004, compared with 910 tractors and 4,560 trailers under operating leases at September 30, 2003. Payments to independent contractors decreased $4.1 million to $27.9 million in the 2004 period from $32.0 million in the 2003 period. We utilized an average of 326 independent contractors during the 2004 period versus an average of 374 in the 2003 period.

Operating taxes and licenses remained essentially constant at $10.6 million in the 2004 period and $10.5 million in the 2003 period. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.6% in the 2004 and 2003 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.2 million, or 4.8%, to $27.1 million in the 2004 period from $25.8 million in the 2003 period. As a percentage of freight revenue, insurance and claims increased to 6.6% in the 2004 period from 6.3% in the 2003 period. Our insurance and claims expense as a percentage of revenue has been approximately 7% of revenue for the past three quarters. The increase compared with the 2003 period resulted primarily from excellent safety experience during the 2003 quarter and adverse development of several claims from prior periods. Over the past years, we have increased our self-insured retentions significantly. Due to the rapid increase in our deductibles and the size of our claims accrual, we decided to have an independent study of our reserves and accrual process. The review should be completed in the fourth quarter of this year. During the first quarter of 2004, we renewed our casualty program through February 2005. Under our casualty program, we are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence for the first $5.0 million of exposure. However, our insurance policy also provides for an additional $4.0 million self-insured aggregate amount, with a limit of $2.0 million per occurrence until the $4.0 million aggregate threshold is reached. For example, if we were to experience during the policy year three separate personal injury and property damage claims each resulting in exposure of $5.0 million, we would be self-insured for $4.0 million with respect to each of the first two claims, and for $2.0 million with respect to the third claim and any subsequent claims during the policy year. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities expense decreased approximately $0.4 million to $4.9 million in the 2004 period from $5.3 million in the 2003 period. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.2% in the 2004 period and 1.3% in the 2003 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses remained essentially constant at $10.4 million in the 2004 period and $10.5 million in the 2003 period. As a percentage of freight revenue, general supplies and expenses also remained essentially constant at 2.5% in the 2004 period and 2.6% in the 2003 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $2.0 million or 6.4% to $33.2 million in the 2004 period from $31.2 million in the 2003 period. As a percentage of freight revenue, depreciation and amortization expense increased to 8.1% in the 2004 period from 7.6% in the 2003 period. The increase primarily related to trade-in preparation costs and losses on the sale of equipment partially offset by a decrease in the value of owned revenue equipment being depreciated due to more equipment being leased instead of purchased. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $2.1 million in the 2004 period compared to a gain of $0.9 million in the 2003 period.

Other expense, net, increased $0.2 million, or 14.5%, to $1.7 million in the 2004 period from $1.5 million in the 2003 period. The increase is due to a $0.4 million interest charge related to a proposed disallowed IRS transaction and higher interest expense. These increases were partially offset by a $0.5 million pre-tax, non-cash gain in the 2004 period related to the accounting for interest rate derivatives under SFAS No. 133, compared to a gain of $0.2 million in the 2003 period. The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $10.5 million and $9.9 million in the 2004 and 2003 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income increased approximately $1.8 million to $9.9 million in the 2004 period from $8.1 million in the 2003 period. We believe that a favorable relationship between freight demand and the industry wide supply of tractor trailer capacity and our dedication to improving our efficiency, consistent with the factors previously listed, contributed to our increase in earnings. As a result of the foregoing, our net margin increased to 2.4% in the 2004 period from 2.0% in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. We historically have financed our capital requirements with borrowings under a line of credit, cash flows from operations and long-term operating leases. Our primary sources of liquidity at September 30, 2004, were funds provided by operations, proceeds under the Securitization Facility, borrowings under our Credit Agreement, each as defined in Note 7 to our consolidated financial statements contained herein, and operating leases of revenue equipment.

Over the past several years, we have financed a large and increasing percentage of our revenue equipment through operating leases. This has reduced the net value of revenue equipment reflected on our balance sheet, reduced our borrowings and increased our net cash flows compared to purchasing all of our revenue equipment. Certain items could fluctuate depending on whether we finance our revenue equipment through borrowings or through operating leases. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $50.0 to $55.0 million in 2004, exclusive of acquisitions of companies, and including assets financed with leases, as we transition back to a three-year trade cycle for tractors and a seven year trade cycle on dry van trailers. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our Credit Agreement and Securitization Facility, and sources of equipment lease financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Net cash provided by operating activities was $26.4 million in the 2004 period and $49.7 million in the 2003 period. In the 2004 period, our primary source of cash flow from operations was net income increased by depreciation and amortization.

Net cash used in investing activities was $27.1 million in the 2004 period and $11.3 million in the 2003 period which related to the purchase of revenue equipment.

Net cash used in financing activities was $1.7 million in the 2004 period, and $36.6 million in the 2003 period. During the nine month period ended September 30, 2004, we reduced outstanding balance sheet debt by $1.5 million and repurchased $2.0 million of company stock, using proceeds from the Credit Agreement. At September 30, 2004, we had outstanding debt of $60.2 million, consisting of $44.2 million in the Securitization Facility and $16.0 million drawn under the Credit Agreement. We repaid a $1.3 million interest bearing note to the former primary stockholder of SRT in September 2004. Interest rates on this debt range from 1.8% to 2.9%.

In May 2004, the Board of Directors authorized a stock repurchase plan for up to 1.0 million company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the board. During the second quarter of 2004, we purchased a total of 121,500 shares with an average price of $15.75. During the third quarter of 2004, we purchased a total of 4,600 shares with an average price of $16.66. The stock repurchase plan referenced herein expires May 31, 2005.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment and company airplane. We lease a significant portion of our tractor and trailer fleet using operating leases. At September 30, 2004, we had financed approximately 1,060 tractors and 7,801 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $25.8 million in the 2004 period, compared to $18.0 million in the 2003 period. The total amount of remaining payments under operating leases as of September 30, 2004, was approximately $134.5 million. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of September 30, 2004, the maximum amount of the residual value guarantees was approximately $47.8 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2003. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Our critical accounting policies include the following:

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. We depreciate revenue equipment excluding day cabs over five to ten years with salvage values ranging from 9% to 33%. We evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and our recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in our statements of operations. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

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

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment and company airplane. We lease a significant portion of our tractor and trailer fleet using operating leases. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of September 30, 2004, the maximum amount of the residual value guarantees was approximately $47.8 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes - In this area, we make important judgments concerning a variety of factors, including, the appropriateness of tax strategies, expected future tax consequences based on future company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce its overall cost of income taxes. It is possible that certain strategies might be disallowed resulting in an increased liability for income taxes.  In connection with an audit of our 2001 and 2002 tax returns, the IRS disallowed three of our tax strategies. We have filed an appeal in the matter and we have not yet been contacted by the IRS Appeals Division to schedule a hearing to resolve this issue. In April 2004, we submitted a $5.0 million cash bond to the Internal Revenue Service to prevent any future interest expense. We have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the strategies. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our result of operations.

Deferred income taxes represent a substantial liability on our consolidated balance sheet and are determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets (tax benefits expected to be realized in the future) and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. We evaluate our deferred tax assets and liabilities on a periodic basis and adjust these balances as appropriate. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the nine months ended September 30, 2004, we made no material changes in our assumptions regarding the determination of deferred income taxes. However, should these tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported through our Consolidated Statement of Operations.

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

The engines used in our newer tractors are subject to new emissions control regulations, which have substantially increased our operating expenses. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements, and have eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Historically, we have been able to recover a portion of long-term fuel price increases from customers in the form of fuel surcharges. The price and availability of diesel fuel and the extent to which fuel surcharges are collected are unpredictable. For the nine months ended September 30, 2004, diesel fuel expenses net of fuel surcharge represented 16.1% of our total operating expenses and 15.2% of freight revenue. At September 30, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable rate obligations consist of our Credit Agreement and our Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a Consolidated Leverage Ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at September 30, 2004.

During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. Due to the counter-parties' embedded options to cancel, these derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying statement of operations. At September 30, 2004, the fair value of these interest rate swap agreements was a liability of $0.7 million. At September 30, 2004, we had variable, base rate borrowings of $16.0 million outstanding under the Credit Agreement.

Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.41% per annum. At September 30, 2004, borrowings of $44.1 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at September 30, 2004 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $401,000.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

PART II OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

From time to time we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

On October 26, 2003, a pickup truck collided with a trailer being operating by Southern Refrigerated Transport, Inc. ("SRT"), one of our subsidiaries. Two of the occupants of the pickup were killed in the accident and the other occupant was injured. A lawsuit was filed in the United States District Court for the Southern District of Mississippi on February 4, 2004 on behalf of Donald J. Byrd, an injured passenger in the pickup truck, and an amended complaint was filed on February 18, 2004 on behalf of Mr. Byrd and Marilyn S. Byrd, his wife. The relief sought in the lawsuit is judgment against SRT and the driver of the SRT truck in excess of one million dollars. In addition, we have received demands in the form of letters seeking a total of $27.0 million from attorneys representing potential beneficiaries of the two decedents who occupied the pickup truck. A formal agreement for full and final settlement has been entered into with the injured passenger and his wife, an order providing for our dismissal has been signed by Mr. and Mrs. Byrd, and a judgment of dismissal with prejudice was entered with the court. Formal agreements for full and final settlements have been entered into with the beneficiaries of both of the decedents, and an order providing for our dismissal has been signed by counsel for one of the parties and filed with the court. It is anticipated that a release will soon be signed and a judgment of dismissal with prejudice will be entered with the court for the other party in the near future. The aforementioned settlements were below the aggregate coverage limits of our insurance policies.

On March 7, 2003 an accident occurred on Interstate 94 near Hixton, Wisconsin. The accident involved a Honda car and one of our trucks. The two adults in the car were killed and a child (age 2) survived with little apparent injury. Suit has been filed in United States District Court in Minnesota against our driver and us. Heirs of one of the decedents made a demand for $20 million in October 2004. It is anticipated that heirs for the other adult decedent and representatives of the child will file additional suits against us. We expect all matters involving the occurrence to be resolved at a level below our aggregate coverage limits of our insurance policies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Purchases of Equity Securities by the Issuer and Affiliated Purchasers (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approx. Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
April 1, 2004 - April 30, 2004	0	N/A	0	1,000,000
May 1, 2004 - May 31, 2004	43,200	$15.56	43,200	956,800
June 1, 2004 - June 30, 2004	78,300	$15.85	78,300	878,500
July 1, 2004 - July 31, 2004	4,600	$16.66	4,600	873,900
Total	126,100	$15.78	126,100	873,900

(1)  On May 21, 2004, we announced that the Board of Directors authorized us to repurchase up to one million (1,000,000) shares of our Class A common stock, subject to criteria established by the Board of Directors. The stock may be purchased on the open market or in privately negotiated transactions at any time until May 31, 2005, at which time, or prior thereto, the Board may elect to extend the repurchase program. This program canceled and replaced the program adopted by the Board of Directors in 2000.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended Bylaws dated September 27, 1994.
4.1	(1)	Restated Articles of Incorporation
4.2	(1)	Amended Bylaws dated September 27, 1994.
10.1	(2)
Amendment No. 6 to Loan Agreement dated July 8, 2004 among Three Pillars Funding, LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corporation, and Covenant Transport, Inc., effective June 1, 2004.

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

References:
(1)	Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)	Incorporated by reference from Form 10-Q, Commission File No. 0-24960, filed August 5, 2004.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         COVENANT TRANSPORT, INC.

Date: November 4, 2004     /s/ Joey B. Hogan
        Joey B. Hogan
        Executive Vice President and Chief Financial Officer,
        in his capacity as such and on behalf of the issuer.

