Form 10-K
period 2004-12-31
COVENANT TRANSPORT INC
filed 2005-03-16
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24960

COVENANT TRANSPORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0320154
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Birmingham Hwy.
Chattanooga, TN	37419
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	423-821-1212

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	$0.01 Par Value Class A Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant's most recently completed fiscal second quarter was approximately $160.0 million (based upon the $17.09 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 1, 2005, the registrant had 12,340,492 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Materials from the registrant's definitive proxy statement for the 2005 annual meeting of stockholders to be held on May 10, 2005 have been incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Covenant Transport, Inc. and its subsidiaries.

General

We are one of the ten largest truckload carriers in the United States measured by revenue, according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. We are a major carrier for traditional truckload customers such as manufacturers and retailers, as well as for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses.

Offering superior service is a key component of our marketing and operations strategy. In each of the past ten years, we have provided 99% on-time performance to our customers, measured by the delivery standards they give us. By targeting premium service freight, we seek to obtain higher rates, build long-term service-based customer relationships, and avoid competition from rail, intermodal, and trucking companies that compete primarily on the basis of price.

We were founded as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes. From our inception in 1986 through the late 1990's, we focused primarily on expedited team service. During this time, approximately 60% to 70% of our tractors were operated by teams, and our solo driver operations primarily supported certain customer needs and provided a driver pool from which to build teams. Our operations were characterized by very long lengths of haul, intense asset utilization that generated significant mileage and revenue per truck, and a high level of customer service.

Beginning in the late 1990's and continuing into 2001, a combination of customer demand for additional services, changes in freight distribution patterns, a desire to reduce exposure to the more cyclical and seasonal long-haul markets, and a desire for additional growth markets convinced us to offer additional services. Through our acquisitions of Bud Meyer Truck Line and Southern Refrigerated Transport, we entered the temperature-controlled market. Through our acquisitions of Harold Ives Trucking and Con-Way Truckload Services, we developed a significant solo-driver operation. In addition, over the past several years, we internally developed the capacity to provide dedicated fleet services.

The following charts demonstrate the development of our business into multiple transportation services.

Today, we categorize our business into the following four major transportation services:

•
Expedited Team Service. At December 31, 2004, we operated approximately 1,030 two-person driver teams, of which approximately 786 teams operated in our expedited team service, with the remainder of our teams operating in our dedicated and temperature-controlled services.. Our teams generally operate over distances ranging from 1,000 to 2,000 miles and had an average length of haul 1,266 miles in 2004. Our expedited teams offer service standards such as coast-to-coast delivery in 72 hours, meeting delivery appointments within 15 minutes, and delivering 99% of loads on-time. We believe our expedited teams offer greater speed and reliability than rail, rail-truck intermodal, and solo-driver competitors at a lower cost than air freight. The main advantage to us of expedited team service is high revenue per tractor. The main challenges are managing the mileage on the trucks to avoid decreasing the resale value and recruiting and pairing two drivers, particularly during driver shortages, which tend to coincide with strong economic activity that increases demand.

•
Dedicated Fleet Service. At December 31, 2004, we operated approximately 554 tractors in our dedicated fleet service. These tractors operate for a single customer or on a defined route and frequently have contractually guaranteed revenue. This part of our business has grown rapidly as over the past two years as customers have desired committed capacity and we have expanded our participation in their design, development, and execution of supply chain solutions. We believe the advantages of dedicated fleet service include protection against rate pressure during the term of the agreement and predictable equipment utilization and routes, which assist with driver retention, asset productivity and management planning. We believe the challenges of dedicated fleets include limited ability to react to certain cost changes and to increase rates to take advantage of market shifts.

•
Temperature-Controlled Service. At December 31, 2004, we operated approximately 648 tractors in our temperature-controlled service. Most operate in our Southern Refrigerated Transport, or SRT, subsidiary, but we also have temperature-controlled operations under the Covenant name. Our temperature-controlled operations primarily transport fresh produce from the West Coast to the Midwest or Southeast and return with either temperature-controlled or general commodities. We believe the advantages of temperature-controlled service include less cyclical freight patterns and a growing population that requires food products. We believe the challenges of temperature-controlled service include more expensive trailers, the perishable nature of commodities, and the fuel and maintenance expense associated with refrigeration units.

•
Regional Truckload Service. At December 31, 2004, we operated approximately 1,488 tractors in our regional truckload service. The average length of haul was 881 miles in 2004. We expect this to decrease over time as our business gravitates toward movements with lengths of haul closer to 500-600 miles. According to industry sources, 70-80% of the freight transported in the United States moves in distances of less than 500 miles. We expect most freight to continue to move in regional lengths of haul as manufacturers, retailers, and distributors move elements of their supply chains into closer proximity. We believe the advantages of regional truckload service include access to large freight volumes, generally higher rates per mile, and driver-friendly routes. We believe the disadvantages of regional truckload service include lower equipment utilization and a greater percentage of non-revenue miles than in long-haul lanes.

The development of our business into four major transportation services has affected our operating metrics over time. Three measures with significant changes are average length of haul, average revenue per mile (excluding fuel surcharges), and average miles per tractor. A description of each follows:

Our average length of haul has decreased significantly as we have increased the use of solo driver tractors and increased our focus on regional markets. Shorter lengths of haul frequently involve higher rates per mile from customers, fewer miles per truck, and a greater percentage of non-revenue miles caused by re-positioning of equipment.

Average Revenue Per Mile. Our average revenue per mile has increased sharply. Average revenue per loaded mile has increased 12.0% since 2000, while non-revenue miles have also increased. This led to a 10.4% increase in average revenue per total mile. All revenue per mile numbers exclude fuel surcharge revenue.

Average Miles Per Tractor. Our average miles per tractor have decreased because of a lower percentage of teams in our fleet and a shortening of our average length of haul.

Because of the changes in our business, we use average freight revenue per tractor per week (which excludes fuel surcharges) as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our trucks, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors.

Customers and Operations

Our primary customers include manufacturers and retailers, as well as other transportation companies. In 2004, our five largest customers were Wal-Mart Stores, Con-Way Transportation, Georgia Pacific, Eagle Global Logistics and Shaw Industries. In the aggregate, subsidiaries of CNF, Inc. including Con-Way Transportation and Emery Air Freight, accounted for approximately 9% of our revenue in 2004 and 11% for 2003 and 2002.

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

We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States. All of our assets are domiciled in the United States, and for the past three years less than one percent of our revenue has been generated in Canada and Mexico. We do not separately track domestic and foreign revenue from customers or domestic and foreign long-lived assets, and providing such information would be impracticable.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to our success, and we have made each of these factors a primary element of our strategy. We recruit both experienced and student drivers as well as independent contractor drivers who own and drive their own tractor and provide their services to us under lease. We conduct recruiting and/or driver orientation efforts from four of our locations and we offer ongoing training throughout our terminal network. We emphasize driver-friendly operations throughout our organization. We have implemented automated programs to signal when a driver is scheduled to be routed toward home, and we assign fleet managers specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with us.

The truckload industry has periodically experienced difficulty in attracting and retaining enough qualified truck drivers. It is also common for the driver turnover rate of individual carriers to exceed 100%. We believe a combination of greater demand for freight transportation and the alternative careers provided by the expansion in economic activity over the past few years, together with the demographics of the truck driving population and other factors, have exacerbated the shortage of drivers recently. This has increased our costs of recruiting, training, and retaining drivers and has resulted in more of our trucks lacking drivers.

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service on selected long-haul lanes because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2004, teams operated approximately 30% of our tractors.

We are not a party to a collective bargaining agreement. At December 31, 2004, we employed approximately 4,936 drivers and approximately 927 nondriver personnel. At December 31, 2004, we also contracted with approximately 217 independent contractor drivers. We believe that we have a good relationship with our personnel.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers. Our policy is to operate our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2004, our tractor fleet had an average age of approximately 16 months and our trailer fleet had an average age of approximately 35 months. Approximately 82% of our tractors were equipped with post October 2002 emission-compliant engines. Approximately 87% of our trailers were dry vans and the remainder were temperature-controlled vans.

Industry and Competition

The U.S. market for truck-based transportation services generated total revenues of approximately $610.1 billion in 2003 and is projected to follow in line with the overall U.S. economy. The trucking industry includes both private fleets and "for-hire" carriers. We operate in the highly fragmented for-hire truckload segment of this market, which generated estimated revenues of approximately $270 billion in 2003. Our dedicated business also competes in the estimated $279 billion private fleet portion of the overall trucking market, by seeking to convince private fleet operators to outsource or supplement their private fleets. The trucking industry accounted for approximately 87% of domestic spending on freight transportation in 2002. All market estimates contained in this section are derived from data compiled by the American Trucking Associations.

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. Measured by annual revenue, the ten largest dry van truckload carriers accounted for approximately $12.0 billion or approximately five percent of annual for-hire truckload revenue in 2003. We compete to some extent with railroads and rail-truck intermodal service but differentiate our self from rail and rail-truck intermodal carriers on the basis of service because rail and rail-truck intermodal movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service to customers with time-definite pick-up and delivery schedules.

We believe that the cost and complexity of operating trucking fleets are increasing and that economic and competitive pressures are likely to force many smaller competitors and private fleets to consolidate or exit the industry over time. As a result, we believe that larger, better capitalized companies, like us, will have opportunities to increase profit margins and gain market share. In the market for dedicated services, we believe that truckload carriers, like us, have a competitive advantage over truck lessors, who are the other major participants in the market, because we can offer lower prices by utilizing back-haul freight within our network that traditional lessors may not have.

Over the past two years our industry has enjoyed an improved pricing environment compared with our historical experience. We believe that stronger freight demand and industry-wide capacity constraints caused by a shortage of truck drivers and a lack of capital investment in additional revenue equipment by many carriers contributed to the pricing environment. In addition, many shippers have recognized that the costs of operating in our industry have increased significantly, particularly in the areas of driver compensation, revenue equipment, fuel, and insurance and claims. Although we expect the pricing environment to remain more favorable than average for at least the remainder of 2005, we cannot assure you that it will do so and we cannot assure you that we will continue to capitalize on increases in pricing.

Insurance and Claims

We operate business with significant self-insured retention amounts for most of our risk areas, particularly casualty claims and workers' compensation. We chose this strategy in part because of changes in the insurance market that caused insurance premiums for low self-insured retention programs to be prohibitively expensive. Because of higher self-insured retentions, the frequency, severity, and timing of claims have a significant effect on our insurance and claims expense, balance sheet reserves, and letter of credit requirements. During the fourth quarter of 2004, we recorded a $19.6 million non-cash, pretax increase to our claims reserves. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Increase to Claims Reserves."

During the first quarter of 2005, we renewed our casualty and workers' compensation programs through February 2007. In general, for casualty claims after March 1, 2005, we are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which results in the total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold is reached. We are self insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each group medical claim. The following chart reflects the major changes in our casualty program since March 1, 2001:

Coverage Period	Primary Coverage	Primary Coverage SIR/deductible	Excess Coverage	Excess Coverage SIR/deductible

March 2001 - February 2002	$1.0 million	$250,000	$49.0 million	$3.0 million
March 2002 - July 2002	$2.0 million	$500,000	$48.0 million	$3.0 million
July 2002 - November 2002	$2.0 million	$500,000	$0 (1)	$0 (1)
November 2002 - February 2003	$4.0 million	$1.0 million	$16.0 million	$3.0 million
March 2003 - February 2004	$5.0 million	$2.0 million (2)	$15.0 million	$2.0 million
March 2004 - February 2005	$5.0 million	$2.0 million (3)	$15.0 million	$2.0 million
March 2005 - February 2007	$2.0 million	$2.0 million (4)	$48.0 million	$0

(1)
Represents period for which no proof of insurance was available from agent and coverage was determined to be invalid. We expensed the premiums paid in 2002 and settled litigation against the insurance agency in February 2005.

(2)
Self insured retention is $1.0 million for cargo claims. Subject to an additional $2.0 million self-insured aggregate amount, limited to $1.0 million per occurrence, which results in the total self-insured retention of up to $3.0 million per occurrence in the $5.0 million layer until the $2.0 million aggregate threshold is reached.

(3)
Self insured retention is $1.0 million for cargo claims. Subject to an additional $4.0 million self-insured aggregate amount, limited to $2.0 million per occurrence, which results in the total self-insured retention of up to $4.0 million per occurrence in the $5.0 million layer until the $4.0 million aggregate threshold is reached.

(4)
Self insured retention is $1.0 million for cargo claims. Subject to an additional $2.0 million self-insured aggregate amount, which results in the total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold is reached.

Regulation

We operate in a highly regulated industry. The primary regulatory agencies affecting our business are the United States Department of Transportation, or DOT, and similar state, local agencies that exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, licensing requirements, and additional restrictions imposed by homeland security requirements in January 2005. The DOT has rated us "satisfactory" which is the highest safety and fitness rating. Changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers. New and more restrictive hours of service regulations for drivers became effective on January 4, 2004. After nine months of operation under the revised hours-of-service regulations, citizens' advocacy groups successfully challenged the regulations in court, alleging that they were developed without properly considering issues of driver health. Pending further action by the courts or the effectiveness of new rules addressing the issues raised by the appellate court, Congress has enacted a law that extends the effectiveness of the revised hours-of-service rules until September 30, 2005. We expect that any new rule making resulting from the litigation will be no more favorable than existing rules. If driving hours are further restricted by new revisions to the hours-of-service rules, we could experience a reduction in driver miles that may adversely affect our business and results of operations.

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

The engines used in our tractors are subject to emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured after specified dates in 2002, 2007, and 2010. Compliance with such regulations has increased the cost of our new tractors and lowered our fuel mileage, and the additional changes required in 2007 and beyond are expected to have similar effects. These adverse effects combined with the uncertainty as to the long-term reliability of vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations. At December 31, 2004, approximately 82% of our company owned tractors were equipped with the new emission compliant engines.

Fuel Availability and Cost

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts. During 2004, the cost of fuel was in the range at which we received fuel surcharges. Even with the fuel surcharges, the high price of fuel decreased our profitability. Although we historically have been able to pass through a substantial part of increases in fuel prices and taxes to customers in the form of higher rates and surcharges, the increases usually are not fully recovered. We do not collect surcharges on fuel used for non-revenue miles or, out-of-route miles, or for fuel used by refrigeration units or while the tractor is idling.

Additional Information

At December 31, 2004, our corporate structure included Covenant Transport, Inc., a Nevada holding company organized in May 1994 and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; Southern Refrigerated Transport, Inc. ("SRT"), an Arkansas corporation; Harold Ives Trucking Co., an Arkansas corporation; CVTI Receivables Corp. ("CRC"), a Nevada corporation, and Volunteer Insurance Limited, a Cayman Island company. Terminal Truck Broker, Inc. and Tony Smith Trucking, Inc., both Arkansas corporations and former subsidiaries, were dissolved in September 2003 and December 2004, respectively.

Our headquarters are located at 400 Birmingham Highway, Chattanooga, Tennessee 37419, and our website address is www.covenanttransport.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge through our website. Information contained in or available through our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee. This facility includes an office building of approximately 182,000 square feet, a maintenance facility of approximately 65,000 square feet, a body shop of approximately 16,600 square feet, and a truck wash. We maintain sixteen terminals located on our major traffic lanes in or near the cities listed below. These terminals provide a base for drivers in proximity to their homes, a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, and the other uses indicated below.

Terminal Locations	Maintenance	Recruiting/ Orientation	Sales	Ownership
Chattanooga, Tennessee	x	x	x	Owned
Dalton, Georgia	x			Owned
Greensboro, North Carolina				Leased
Dayton, Ohio				Leased
Sayreville, New Jersey				Leased
Indianapolis, Indiana				Leased
Ashdown, Arkansas	x	x	x	Owned
Little Rock, Arkansas				Owned
Oklahoma City, Oklahoma				Owned
Hutchins, Texas	x	x		Owned
El Paso, Texas		x		Leased
Columbus, Ohio				Leased
French Camp, California				Leased
Fontana, California	x			Leased
Long Beach, California				Owned
Pomona, California		x		Owned

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight, and administrative proceedings incidental to our business. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

On October 26, 2003, a pickup truck collided with a trailer being operating by our SRT subsidiary. Two of the occupants of the pickup were killed in the accident and the other occupant was injured. A lawsuit was filed in the United States District Court for the Southern District of Mississippi on February 4, 2004, on behalf of Donald J. Byrd, an injured passenger in the pickup truck, and an amended complaint was filed on February 18, 2004, on behalf of Mr. Byrd and Marilyn S. Byrd, his wife. The relief sought in the lawsuit is judgment against SRT and the driver of the SRT truck in excess of $1.0 million. In addition, we have received demands in the form of letters seeking a total of $27.0 million from attorneys representing potential beneficiaries of the two decedents who occupied the pickup truck. Settlement agreements have been entered into between SRT/Covenant and the plaintiffs in all three suits. Judgments of Dismissal with Prejudice have also been entered in all three suits in the United States District Court for the Southern District of Mississippi. These settlements were below the aggregate coverage limits of our insurance policies.

On March 7, 2003, an accident occurred on in Wisconsin involving a vehicle and one of our tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit has been filed in United States District Court in Minnesota by heirs of one of the decedents against us and our driver. A demand for $20.0 million was made by the plaintiffs in that case in October 2004. The demand was reduced during an early settlement conference presided over by a judge. The last articulated demand was $6.0 million. The case is scheduled for trial in November 2005. Heirs of the other adult decedent and representatives of the child may file additional suits against us. We expect all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of our insurance policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2004, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A Common Stock is traded on the NASDAQ National Market, under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low bid price for our Class A Common Stock as reported by NASDAQ from January 1, 2003 to December 31, 2004.

Period	High	Low

Calendar Year 2003

1st Quarter	$19.42	$14.70
2nd Quarter	$19.99	$15.65
3rd Quarter	$20.30	$15.91
4th Quarter	$21.21	$17.25

Calendar Year 2004

1st Quarter	$20.66	$16.50
2nd Quarter	$19.21	$15.08
3rd Quarter	$20.60	$16.28
4th Quarter	$20.97	$16.50

As of March 1, 2005, we had approximately 54 stockholders of record of our Class A Common Stock. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

We have never declared and paid a cash dividend on our Class A or Class B common stock. It is the current intention of our Board of Directors to continue to retain earnings to finance our business and reduce our indebtedness rather than to pay dividends. The payment of cash dividends is currently limited by our credit agreements. Future payments of cash dividends will depend upon our financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors deemed relevant by our Board of Directors.

See "Equity Compensation Plan Information" under Item 12 in Part III of this Annual Report for certain information concerning shares of our Class A common stock authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

(In thousands, except per share and operating data amounts)

	Years Ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data:
Freight revenue	$558,453	$555,678	$550,603	$554,132	$558,664
Fuel surcharges	45,169	26,779	13,815	19,489	25,326
Total revenue	$603,622	$582,457	$564,418	$573,621	$583,990

Operating expenses:
Salaries, wages, and related expenses (1)	225,778	220,665	227,332	244,849	244,704
Fuel expense	127,723	109,231	96,332	103,894	104,154
Operations and maintenance	30,555	39,822	39,625	39,410	36,267
Revenue equipment rentals and purchased transportation	69,928	69,997	59,265	65,104	76,200
Operating taxes and licenses	14,217	14,354	13,934	14,358	14,940
Insurance and claims (2)	54,847	35,454	31,761	27,838	18,907
Communications and utilities	6,517	7,177	7,021	7,439	7,189
General supplies and expenses	15,104	14,495	14,677	14,468	13,970
Depreciation and amortization, including gains (losses) on disposition of equipment and impairment of assets (3)	45,001	43,041	49,497	56,324	38,879
Total operating expenses	589,670	554,236	539,444	573,684	555,210
Operating income (loss)	13,952	28,221	24,974	(63)	28,780
Other (income) expense:
Interest expense	3,098	2,332	3,542	7,855	9,894
Interest income	(48)	(114)	(63)	(328)	(520)
Other	(926)	(468)	916	799	(368)
Loss on early extinguishment of debt	—	—	1,434	—	—
Other expenses, net	2,124	1,750	5,829	8,326	9,006
Income (loss) before income taxes	11,828	26,471	19,145	(8,389)	19,774
Income tax expense (benefit)	8,452	14,315	10,871	(1,727)	7,899
Net income (loss)	$3,376	$12,156	$8,274	$(6,662)	$11,875

(1)	Includes a $1,500 pre-tax increase to workers' compensation claims reserve in 2004.
(2)	Includes an $18,000 pre-tax increase to casualty claims reserve in 2004.
(3)	Includes a $3,300 and a $15,400 pre-tax impairment charge related to tractors in 2002 and 2001, respectively.

Basic earnings per share	$0.23	$0.84	$0.58	$(0.48)	$0.82
Diluted earnings per share	0.23	0.83	0.57	(0.48)	0.82

Basic weighted average common shares Outstanding	14,641	14,467	14,223	13,987	14,404

Diluted weighted average common shares Outstanding	14,833	14,709	14,519	13,987	14,533

	Years Ended December 31,
Selected Balance Sheet Data:	2004	2003	2002	2001	2000

Net property and equipment	$209,422	$221,734	$238,488	$231,536	$256,049
Total assets	360,026	354,281	361,541	349,782	390,513
Long-term debt, less current maturities	8,013	12,000	1,300	29,000	74,295
Total stockholders' equity	195,699	192,142	175,588	161,902	167,822

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.40	$1.27	$1.24	$1.23	$1.25
Average freight revenue per total mile (1)	$1.27	$1.17	$1.15	$1.14	$1.15
Average freight revenue per tractor per week (1)	$2,995	$2,897	$2,870	$2,803	$2,842
Average miles per tractor per year	122,899	129,656	129,906	127,714	128,754
Weighted average tractors for year (2)	3,558	3,667	3,680	3,791	3,759
Total tractors at end of period (2)	3,476	3,752	3,738	3,700	3,829
Total trailers at end of period (3)	8,867	9,255	7,485	7,702	7,571

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by owner-operators.
(3)	Excludes monthly rental trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the ten largest truckload carriers in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses as well as for traditional truckload customers such as manufacturers and retailers.

Recent Results and Year-End Financial Condition

For the year ended December 31, 2004, total revenue increased 3.6%, to $603.6 million from $582.5 million during 2003. Freight revenue, which excludes revenue from fuel surcharges, increased 0.5%, to $558.5 million in 2004 from $555.7 million in 2003. We generated net income of $3.4 million, or $0.23 per diluted share, for the year compared with $12.2 million, or $0.83 per diluted share, for 2003. Excluding a non-cash increase to claims reserves, net income for the year was $15.6 million, or $1.05 per diluted share. Excluding the increase to reserves, we achieved the best operating ratio (which we define as operating expenses, net of fuel surcharge, as a percentage of freight revenue) and highest earnings and earnings per share of any year since 1999.

We believe the improvements in our profitability (excluding the increase to reserves) were attributable primarily to the continued execution of our operating strategy, which involves allocating our equipment to customers and freight that provide the most favorable returns. The most significant components of this effort were raising rates, expanding our dedicated business, and continuing to shift assets toward shorter lengths of haul, particularly in our regional truckload operations. Our efforts were aided by stronger freight demand and a better rate environment in 2004 primarily due to continued growth in the U.S. economy and a favorable relationship between demand and trucking capacity. As a result, average freight revenue per loaded mile, increased $0.135 per mile to $1.40, a 10.7% increase compared with 2003. The increase in average freight revenue per loaded mile was offset partially by an increase in our percentage of non-revenue miles and a 5.2% decrease in average miles per tractor, both related to a 10% decrease in average length of haul to 950 miles and a decrease in the percentage of our fleet comprised of team-driven tractors. Average freight revenue per tractor per week, our main measure of asset productivity, improved by 3.4%, to $2,995 in 2004 compared with $2,897 for 2003. These factors more than offset a significant increase in costs, primarily attributable to increased costs of driver compensation, revenue equipment, insurance and claims, and fuel. Our operating ratio, excluding the increase to claims reserves, improved to 94.0% for 2004 compared with 94.9% for 2003.

At December 31, 2004, our total balance sheet debt was $52.2 million and our total stockholder's equity was $195.7 million, for a total debt-to-capitalization ratio of 21.0% and a book value of $13.15 per share. In addition, during December 2004 we amended our revolving credit facility to increase the maximum borrowing capacity to $150.0 million, lower our interest rate grid, and extend the term for five years. At December 31, 2004, we had a combined $73 million of available borrowing capacity under our revolving credit facility and securitization facility.

Non-GAAP Reconciliation

The 2004 net income and earnings per diluted share results that exclude the increase to claims reserves are non-GAAP measures. Management believes these measures provide an alternative presentation of results that more accurately reflects our on-going operations, without the distorting effect of the non-cash adjustment. These measures should be considered in addition to, not as a substitute for, net income and earnings per diluted share. The following table reconciles 2004 net income and earnings per diluted share, excluding the adjustment charge, to net income and earnings per diluted share calculated in accordance with GAAP, which includes the adjustment:

(numbers in thousands, except per share)	Twelve Months Ended December 31, 2004
	Net income	Per share
Net income and earnings per diluted share, excluding increase to claims reserves	$15,605	$1.05

After-tax increase to claims reserves, total and per share	$12,227	$0.82

Net income and earnings per diluted share	$ 3,377	$0.23

Increase to Claims Reserves

During the fourth quarter of 2004, we recorded a non-cash, after-tax increase to claims reserves of $12.2 million, or $0.82 per diluted share. Between 2001 and 2003, we increased our primary retention amounts from $5,000 per occurrence for workers' compensation and casualty claims to $1.0 million for workers' compensation and $2.0 million for casualty claims. Later during that period, we experienced substantial increases in the frequency of accidents and workers' compensation claims. Because of the significant increases in our retention amounts and in the frequency of claims, we engaged an independent third-party actuary as part of our process of assessing our claims reserve estimates. Based on the actuarial report and our own evaluation, we recorded an aggregate $19.6 million pre-tax adjustment to our claims reserves during the fourth quarter of 2004. The adjustment included an $18.0 million increase to our casualty reserve, which was reflected in insurance and claims on our consolidated statement of operations, and a $1.5 million increase to our workers' compensation reserve, which was reflected in salaries, wages, and benefits on our consolidated statement of operations.

The actuary also recommended a range of future accrual rates for workers' compensation and casualty claims. The expected range for workers' compensation accruals going forward is consistent with the rates we used over the last two years. This expense is recorded in salaries, wages and related expenses in our income statement. The expected range for casualty accruals going forward is between $0.085 and $0.095 per mile (including premiums), which would be approximately 6.2% to 7.0% of freight revenue based on our fourth quarter results. The expected range for future accruals is based on our historical incident trends. Our actual future accrual rates will depend on a number of factors, including the frequency and severity of claims and our self-insured retention amounts.

Revenue

We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile or by the load for our services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment. These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Prior to 2004, we measured freight revenue, before fuel and accessorial surcharges, in addition to total revenue. In 2004, we reclassified accessorial revenue, other than fuel surcharges, into freight revenue, and our historical financial statements have been conformed to this presentation. We continue to report fuel surcharge revenue separately.

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. We have other mostly fixed costs, such as our non-driver personnel.

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the United States economy has expanded, many trucking companies have been able to raise freight rates to cover the increased costs. This is primarily due to industry-wide tight capacity of tractors and trailers, which in general has arisen because many fleets have stated they will not add equipment until margins improve. In addition, competition for drivers has become increasingly intense, as the expanding economy has provided alternative jobs at the same time as increasing freight demand. To obtain capacity, shippers have been willing to accept the largest rate increases in recent memory. As long as freight demand continues to exceed truck capacity, we expect increases in driver pay by many carriers, which we may do as well, and higher freight rates.

Revenue Equipment

We operate approximately 3,476 tractors and 8,867 trailers. Of our tractors, at December 31, 2004, approximately 1,939 were owned, 1,320 were financed under operating leases, and 217 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at December 31, 2004, approximately 1,199 were owned and approximately 7,668 were financed under operating leases. We recognized pre-tax impairment charges of $15.4 million in the fourth quarter of 2001 and $3.3 million in the first quarter of 2002 in relation to the reduced value of our model year 1998 through 2000 tractors. In addition, we increased the depreciation rate and decreased salvage values on our remaining tractors to reflect our expectations concerning market value at disposition. Our assumptions represent management's best estimate, and actual values could differ by the time those tractors are scheduled for trade. Because of the increases in purchase prices and lower residual values, the annual expense per tractor on model year 2004 and 2005 tractors is expected to be higher than the annual expense on the units being replaced.

We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers. In April 2003, we entered into a sale-leaseback arrangement covering approximately 1,266 of our trailers. This arrangement is more fully described below in the revenue equipment rentals and purchased transportation discussion.

We changed our process on our tractor trade cycle from a period of approximately four years to three years. We evaluated the decision based on maintenance costs, capital requirements, prices of new and used tractors, and other factors. This resulted in substantial capital expenditures in 2003 and 2004 and lower maintenance expense in 2004.

Independent contractors (owner operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, we evaluate our efficiency using net margin as well as operating ratio.

Outlook

Looking forward, our profitability goal is to return to an operating ratio of approximately 90%. We expect this to require additional improvements in revenue per tractor per week, particularly in revenue per mile, to overcome expected additional cost increases to expand our margins. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For 2005, the key factors that we expect to have the greatest effects on our profitability are our freight revenue per tractor per week, our compensation of drivers, our cost of revenue equipment, our fuel costs, and our insurance and claims expense. We expect our costs for driver compensation to increase in connection with an expected two cent per mile increase for employee drivers and a four cent per mile increase for our independent contractor drivers in March and an additional one cent per mile increase for our team drivers in April. To overcome these cost increases and improve our margins, we will need to achieve significant increases in freight revenue per tractor, particularly in revenue per mile. Operationally, we will seek improvements in safety, driver recruiting and retention, and executing our regional truckload business. Our success in these areas primarily will affect revenue, driver-related expenses, and insurance and claims expense. We believe that improving our regional truckload service offers the largest opportunity for improving our profitability.

RESULTS OF OPERATIONS

For comparison purposes in the table below, we use freight revenue, or total revenue less fuel surcharges, in addition to total revenue when discussing changes as a percentage of revenue. We believe excluding this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. Freight revenue excludes $45.2 million, $26.8 million and $13.8 million of fuel surcharges in each of 2004, 2003, and 2002, respectively.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2004	2003	2002		2004	2003	2002

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	37.4	37.9	40.3	Salaries, wages, and related expenses	40.4	39.7	41.3
Fuel expense	21.2	18.8	17.1	Fuel expense (1)	14.8	14.8	15.0
Operations and maintenance	5.1	6.8	7.0	Operations and maintenance	5.5	7.2	7.2
Revenue equipment rentals and purchased transportation	11.6	12.0	10.5	Revenue equipment rentals and purchased transportation	12.5	12.6	10.8
Operating taxes and licenses	2.4	2.5	2.5	Operating taxes and licenses	2.5	2.6	2.5
Insurance and claims	9.1	6.1	5.6	Insurance and claims	9.8	6.4	5.8
Communications and utilities	1.1	1.2	1.2	Communications and utilities	1.2	1.3	1.3
General supplies and expenses	2.5	2.5	2.6	General supplies and expenses	2.7	2.6	2.7
Depreciation and amortization, including gains (losses) on disposition of equipment and impairment of assets	7.5	7.4	8.8	Depreciation and amortization, including gains (losses) on disposition of equipment and impairment of assets (2)	8.1	7.7	9.0
Total operating expenses	97.7	95.2	95.6	Total operating expenses	97.5	94.9	95.5
Operating income	2.3	4.8	4.4	Operating income	2.5	5.1	4.6
Other expense, net	0.4	0.3	0.8	Other expense, net	0.4	0.3	1.1
Income before income taxes	2.0	4.5	3.6	Income before income taxes	2.1	4.8	3.5
Income tax expense	1.4	2.4	2.0	Income tax expense	1.5	2.6	2.0
Net Income	0.6%	2.1%	1.5%	Net Income	0.6%	2.2%	1.5%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $45.2 million, $26.8 million, and $13.8 million in 2004, 2003 and 2002, respectively.

(2)	Includes a pre-tax impairment charge or 0.6% of freight revenue in 2002.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Total revenue increased $21.2 million, or 3.6%, to $603.6 million in 2004, from $582.5 million in 2003. Freight revenue excludes $45.2 million of fuel surcharge revenue in 2004 and $26.8 million in 2003. For comparison purposes in the discussion below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharges) increased $2.8 million (0.5%), to $558.5 million in 2004, from $555.7 million in 2003. Revenue per tractor per week, a key statistic that we use to evaluate our asset productivity, increased 3.4% to $2,995 in 2004 from $2,897 in 2003. Our revenue per tractor per week increase was primarily generated by a 10.7% increase in average freight revenue per loaded mile which was partially offset by lower miles per tractor and an increase in our percentage of non-revenue miles. Our rates have increased primarily due to a strong freight market, tightened truck capacity, a decrease in our average length of haul, and an improvement in our freight selection. Weighted average tractors decreased 3.0% to 3,558 in 2004 from 3,667 in 2003. We have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses increased $5.1 million, or 2.3%, to $225.8 million in 2004, from $220.7 million in 2003. As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.4% in 2004, from 39.7% in 2003. Driver pay increased $5.4 million, to 27.7% of freight revenue in 2004 from 26.8% of freight revenue in 2003. The increase was largely attributable to pay increases and new retention bonus programs. Driver wages are expected to increase as a percentage of revenue in future periods, due to a planned two cent per mile pay increase that will go into effect March 2005 and an additional one cent per mile pay increase for team drivers in April 2005. If the shortage of qualified drivers continues, additional driver pay increases may be necessary in the future. Our payroll expense for employees other than over the road drivers remained relatively constant at 7.0% of freight revenue in 2004 and 7.2% of freight revenue in 2003. Health insurance, employer paid taxes, workers' compensation, and other employee benefits remained essentially constant at 5.8% of freight revenue in 2004 and 5.7% of freight revenue in 2003. Workers compensation expense increased in 2004 and 2003. During the fourth quarter of 2004, we incurred a $1.5 million non-cash increase to our workers' compensation claims reserves as a result of a change of estimated ultimate liability. In 2003, we incurred an approximately $723,000 claim relating to a natural gas explosion in our Indianapolis terminal that injured four employees.

Fuel expense, net of fuel surcharge revenue of $45.2 million in 2004 and $26.8 million in 2003, remained constant at $82.6 million in 2004 and $82.5 million in 2003. Fuel prices increased sharply during 2003 and remained at high levels in 2004. As a percentage of freight revenue, net fuel expense remained relatively constant at 14.8% in 2004 and 2003. Fuel surcharges amounted to $0.103 per revenue mile in 2004 and $0.056 per revenue mile in 2003, which partially offset the increased fuel expense. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. At December 31, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Operations and maintenance, which consist primarily of vehicle maintenance, repairs and driver recruitment expenses, decreased $9.3 million, or 23.3%, to $30.6 million in 2004 from $39.8 million in 2003. As a percentage of freight revenue, operations and maintenance expense decreased to 5.5% of freight revenue from 7.2% in 2003. The decrease resulted in part from the implementation of our equipment plan to change our four year tractor trade cycle back to a period of approximately three years, which has reduced the average age of our tractor fleet. Accordingly, maintenance costs have decreased. The average age of our tractor and trailer fleets decreased substantially during 2003 and remained relatively low during 2004. At December 31, 2004, the average age of our tractor and trailer fleets was approximately 16 and 35 months, respectively. The maintenance savings are expected to be partially offset by increased driver recruiting expense due to the greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation remained essentially constant at $69.9 million and $70.0 million in 2003. During 2004, revenue equipment rental expense increased and was offset by a decrease in purchased transportation. Revenue equipment rental expense increased $9.9 million, or 38.8%, to $35.3 million in 2004 from $25.4 million in 2003 as we financed more equipment under operating leases. As of December 2004, we had financed approximately 1,222 tractors and 7,149 trailers under operating leases as compared to 963 tractors and 6,050 trailers under operating leases as of December 2003. Payments to independent contractors decreased $9.9 million to $34.7 million in 2004 from $44.6 million in 2003, mainly due to a decrease in the independent contractor fleet to an average of 301 during 2004 versus an average of 390 in 2003. We have experienced difficulty in retaining our independent contractors due to the challenging operating conditions. In an effort to retain and attract more independent contractors, we have planned a four cents per mile increase that will go into effect March 2005. Payments due to independent contractors could increase as a percentage of revenue in future periods if the independent contractor fleet remains at its current level.

Operating taxes and licenses remained essentially constant at $14.2 million in 2004 and $14.4 million in 2003. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.5% in 2004 and 2.6% in 2003.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $19.4 million (54.7%), to $54.8 million in 2004 from $35.5 million in 2003. As a percentage of freight revenue, insurance and claims expense increased to 9.8% in 2004 from 6.4% in 2003. During the fourth quarter of 2004, we recorded an $18.0 million non-cash increase to our reserves for casualty claims. Excluding the effect of that adjustment, insurance and claims was 6.6% of freight revenue in 2004 and 6.4% of freight revenue in 2003. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities decreased $0.7 million, or 9.2%, to $6.5 million in 2004 from $7.2 million in 2003. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.2% in 2004 and 1.3% in 2003.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.6 million, or 4.2%, to $15.1 million in 2004 from $14.5 million in 2003. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.7% in 2004 and 2.6% in 2003. An increase in public company expenses relating to Sarbanes-Oxley requirements affected this category of expenses.

Depreciation and amortization expense, consisting primarily of depreciation of revenue equipment, increased $2.0 million, or 4.6%, to $45.0 million in 2004 from $43.0 million in 2003. As a percentage of freight revenue, depreciation and amortization increased to 8.1% in 2004 from 7.7% in 2003. The increase primarily related to trade-in preparation costs and losses on the sale of equipment. This was partially offset by a decrease in the value of owned revenue equipment being depreciated due to more equipment being leased instead of purchased. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $3.5 million in 2004 compared to a gain of $0.9 million in 2003.

Other expense, net, increased $0.4 million, or 21.4%, to $2.1 million in 2004 from $1.8 million in 2003. As a percentage of freight revenue, other expense remained essentially constant at 0.4% in 2004 and 0.3% in 2003. The increase is due to a $0.4 million interest charge related to a proposed disallowed IRS transaction and higher interest expense. These increases were partially offset by a $0.8 million pre-tax, non-cash gain in 2004 related to the accounting for interest rate derivatives under SFAS No. 133, compared to a gain of $0.4 million in 2003. The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.

Income tax expense decreased $5.9 million, or 41.0%, to $8.5 million in 2004 from $14.3 million in 2003. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

As a result of the factors described above, net income decreased $8.8 million, or 72.2%, to $3.4 million in 2004 from $12.2 million in 2003. As a result of the foregoing, our net margin decreased to 0.6% in 2004 from 2.2% in 2003. Excluding the $12.2 million non-cash, after-tax increase to claims reserves, net income increased $3.4 million, or 28.4%, to $15.6 million, for a net margin of 2.8%.

Comparison Of Year Ended December 31, 2003 To Year Ended December 31, 2002

Total revenue increased $18.0 million, or 3.2%, to $582.5 million in 2003, from $564.4 million in 2002. Freight revenue excludes $26.8 million of fuel surcharge revenue in 2003 and $13.8 million in 2002. For comparison purposes in the discussion below, we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge revenue) increased $5.1 million (0.9%), to $555.7 million in 2004, from $550.6 million in 2003. Revenue per tractor per week increased 9.4% to $2,897 in 2003 from $2,870 in 2002. The revenue per tractor per week increase was primarily generated by a 2.4% higher rate per loaded mile which was partially offset by an increase in non revenue miles. Weighted average tractors decreased 0.4% to 3,667 in 2003 from 3,680 in 2002. We have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses, decreased $6.7 million (2.9%), to $220.7 million in 2003, from $227.3 million in 2002. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.7% in 2003, from 41.3% in 2002. The decrease was largely attributable to our utilizing a larger percentage of single-driver tractors, with only one driver per tractor to be compensated and implementing changes in our pay structure. Driver wages are expected to increase as a percentage of revenue in future periods, due to a pay increase that will go into effect March 15, 2004. Management expects wages to increase approximately three cents per mile or approximately $13 million pre-tax on an annualized basis. Our payroll expense for employees other than over the road drivers remained relatively constant at 7.2% of freight revenue in 2003 and 7.1% of freight revenue in 2002. Health insurance, employer paid taxes, workers' compensation, and other employee benefits decreased to 5.7% of freight revenue in 2003 from 6.3% of freight revenue in 2002, mainly due to improving claims experience in our workers' compensation plan. As a percentage of freight revenue, salaries, wages, and related expenses was impacted during the year in part by an approximately $723,000 claim relating to a natural gas explosion in our Indianapolis terminal that injured four employees, which was partially offset by favorable workers' compensation experience otherwise.

Fuel expense, net of fuel surcharge revenue of $26.8 million in 2003 and $13.8 million in 2002, remained constant at $82.5 million in 2003 and 2002. As a percentage of freight revenue, net fuel expense remained relatively constant at 14.8% in 2003 and 15.0% in 2002. Fuel prices increased sharply during 2003 due to unrest in Venezuela and the Middle East and low inventories. However, fuel surcharges amounted to $.060 per loaded mile in 2003 compared to $.031 per loaded mile in 2002, which partially offset the increased fuel expense. Higher fuel prices will increase our operating expenses. Fuel costs may be affected in the future by volume purchase commitments, the collectibility of fuel surcharges, and lower fuel mileage due to government mandated emissions standards that were effective October 1, 2002, and have resulted in less fuel efficient engines.

Operations and maintenance consist primarily of vehicle maintenance, repairs and driver recruitment expenses. Operations and maintenance increased $0.2 million to $39.8 million in 2003 from $39.6 million in 2002. As a percentage of freight revenue, operations and maintenance expense remained relatively constant at 7.2% in 2003 and 2002. We extended the trade cycle on our tractor fleet from three years to four years in 2001, which resulted in an increase in the number of required repairs during the first half of 2003. We are in the process of changing our tractor trade cycle back to a period of approximately three years, and we expect maintenance costs to decrease as the reduced maintenance cost of the new tractors is no longer offset by the high cost of preparing used tractors for disposition. The average age of our tractor and trailer fleets decreased to 19 and 34 months at December 2003, from 26 and 55 months as of December 2002, respectively. Driver recruiting expense is expected to increase because of greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation increased $10.7 million (18.1%), to $70.0 million in 2003, from $59.3 million in 2002. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 12.6% in 2003 from 10.8% in 2002. The increase is due principally to two factors. First, the revenue equipment rental expense increased $7.7 million, or 43.1%, to $25.4 million in 2003, from $17.7 million in 2002. As of December 2003, we had financed approximately 1,025 tractors and 6,611 trailers under operating leases as compared to 891 tractors and 2,628 trailers under operating leases as of December 2002. On April 14, 2003, we entered into a sale-leaseback transaction involving approximately 1,266 dry van trailers. We sold the trailers to a finance company for approximately $15.6 million in cash and leased the trailers back under three year walk away leases. The approximately $0.3 million gain on the sale-leaseback transaction will be amortized over the life of the lease. Also in April 2003, we entered into an agreement with a finance company to sell approximately 2,585 dry van trailers for approximately $20.5 million in cash and to lease 3,600 model year 2004 dry van trailers over the next twelve months. The leases on the new trailers are seven year walk away leases. The approximately $2.0 million loss on the dry van transaction will be recognized with additional depreciation expense from the date of the transaction until the units are sold. Our revenue equipment rental expense is expected to increase in the future to reflect these transactions, which will be partially offset by no longer recognizing depreciation and interest expense with respect to these trailers or tractors. In addition, in September 2003, we entered into an agreement with Volvo for the lease with an option to purchase of up to 500 new tractors, with these units being leased under 39 month walk away leases. The increase in revenue equipment rentals and purchased transportation is also due to the payments to independent contractors increasing $3.1 million to $44.6 million in 2003 from $41.5 million in 2002, mainly due to an increase in the independent contractor fleet to an average of 390 in 2003 versus an average of 355 in 2002. Payments due to independent contractors are expected to increase as a percentage of revenue in future periods, due to the approximately three cents per mile increase in compensation to independent contractors that will go into effect March 15, 2004. The financial impact will be approximately $1.5 million pretax on an annualized basis.

Operating taxes and licenses increased $0.4 million (3.0%), to $14.4 million in 2003, from $13.9 million in 2002. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.6% in 2003 and 2.5% in 2002.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.7 million (11.6%), to $35.5 million in 2003 from $31.8 million in 2002. As a percentage of freight revenue, insurance and claims expense increased to 6.4% in 2003 from 5.8% in 2002. Insurance and claims expense has increased greatly since 2001. The increase is a result of an industry-wide increase in insurance rates, which we addressed by adopting an insurance program with significantly higher deductible exposure, and our unfavorable accident experience over the past three years. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Because of another increase in self-insured retentions, effective March 1, 2004, our future expenses of insurance and claims may be higher or more volatile than in historical periods.

Communications and utilities increased $0.2 million (2.2%), to $7.2 million in 2003, from $7.0 million in 2002. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% in 2003 and 2002.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.2 million (1.2%), to $14.5 million in 2003, from $14.7 million in 2002. As a percentage of freight revenue, general supplies and expenses remained essentially constant at 2.6% in 2003 and 2.7% in 2002.

Depreciation, amortization and impairment charge, consisting primarily of depreciation of revenue equipment, decreased $6.5 million (13.0%), to $43.0 million in 2003 from $49.5 million in 2002. As a percentage of freight revenue, depreciation and amortization decreased to 7.7% in 2003 from 9.0% in 2002. The decrease in part resulted because we did not have an impairment charge in the 2003 period, as we recorded a $3.3 million impairment charge in the 2002 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Gains on the disposal of tractors and trailers were approximately $0.9 million in 2003 compared to a loss of $2.4 million in 2002. In addition, we executed the April 2003 sale-leaseback transaction, discussed under the revenue equipment rentals and purchased transportation discussion above. These factors were partially offset by increased depreciation expense on our 2001 tractors and on our new tractors. We expect our annual cost of tractor and trailer ownership and/or leasing to increase in future periods. The increase is expected to result from a combination of higher initial prices of new equipment, lower resale values for used equipment, and increased depreciation expense on some of our existing equipment over their remaining lives in order to better match expected book values or lease residual values with market values at the equipment disposal date. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. To the extent equipment is owned or obtained under capitalized leases; the amounts will be reflected as depreciation expense and interest expense. Those expense items will fluctuate with changes in the percentage of our equipment obtained under operating leases versus owned and under capitalized leases.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under credit facilities, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at December 31, 2004, were funds provided by operations, proceeds under the Securitization Facility and borrowings under our Credit Agreement, each as defined in Notes 5 and 6 to our consolidated financial statements contained herein, and operating leases of revenue equipment.

Over the past several years, we have financed a large and increasing percentage of our revenue equipment through operating leases. This has reduced the net value of revenue equipment reflected on our balance sheet, reduced our borrowings, and increased our net cash flows compared to purchasing all of our revenue equipment. Certain items could fluctuate depending on whether we finance our revenue equipment through borrowings or through operating leases. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $65 to $70 million in 2005, exclusive of acquisitions of companies, assuming all revenue equipment is purchased. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, expected availability under our Credit Agreement and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $44.1 million in 2004, $47.7 million in 2003 and $67.2 million in 2002. Our primary sources of cash flow from operations in 2004 were net income increased by depreciation and amortization. Net income decreased in 2004 due to a $19.6 million pre-tax insurance adjustment and we experienced increases in receivables associated with detention accessorial revenue. Our number of days sales in accounts receivable increased to 42 days in 2004 from 40 days in 2003 due to difficulty in resolving and collecting detention accessorial revenue related to the hours of service regulations that went into effect in 2004.

Net cash used in investing activities was $32.4 million in 2004, $25.9 million in 2003 and $56.4 million in 2002. The net cash was used was primarily for the acquisition of new revenue equipment (net of trade-ins) using proceeds from the Credit Agreement.

Net cash used in financing activities was $9.9 million in 2004, $18.6 million in 2003 and $11.2 million in 2002, primarily to reduce debt. During 2004, we reduced outstanding balance sheet debt by $9.5 million. During 2003, we reduced our outstanding balance sheet debt by $21.9 million, which included $15.6 million of proceeds from a sale-leaseback transaction. At December 31, 2004, we had outstanding debt of $52.2 million, consisting of $44.1 million in the Securitization Facility and $8.0 million drawn under the Credit Agreement. We also repaid a $1.3 million interest bearing note to the former primary stockholder of SRT in September 2004. In addition, we used approximately $2.0 million to repurchase shares of our Class A common stock. In May 2004, the Board of Directors authorized a stock repurchase plan for up to 1.0 million company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the board. During 2004, we purchased a total of 126,100 shares with an average price of $15.78. The stock repurchase plan expires May 31, 2005.

Material Debt Agreements

In December 2004, we amended and restated our Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a consolidated leverage ratio. The applicable margin was 1.0% at December 31, 2004. At December 31, 2004, we had only LIBOR borrowings in the amount of $8.0 million outstanding on which the interest rate was 3.4%. The Credit Agreement is guaranteed by us and all of our subsidiaries except CVTI Receivables Corp. and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of all of the subsidiaries that guaranty the Credit Agreement. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on consolidated leverage ratio, is due on the daily unused portion of the Credit Agreement. As of December 31, 2004, we had $8.0 million of borrowings outstanding under the Credit Agreement with approximately $73.0 million of available borrowing capacity. At December 31, 2004 and December 31, 2003, we had undrawn letters of credit outstanding of approximately $65.4 million and $51.0 million, respectively. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, consolidated leverage ratio, acquisitions and dispositions, and total indebtedness and is cross-defaulted with the Securitization Facility. As of December 31, 2004, we were in compliance with the Credit Agreement covenants.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 31, 2004 and December 31, 2003, we had received $44.1 million and $48.4 million, respectively, in proceeds, with a weighted average interest rate of 2.4% and 1.0%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated financial statements. The Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, consolidated leverage ratio, acquisitions and dispositions, and total indebtedness and is cross-defaulted. As of December 31, 2004, we were in compliance with the Securitization Facility covenants.

Sale-Leaseback Transactions

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual cash obligations and commitments as of December 31, 2004.

Payments Due By Period (in thousands)	Total	2005	2006	2007	2008	2009	There- after
Long-term debt, including current maturities	$8,022	$9	$9	$4	$—	$8,000	$—
Securitization facility (1)	44,148	44,148	—	—	—	—	—
Operating leases	141,788	43,924	36,735	23,657	15,416	10,737	11,319
Lease residual value guarantees	55,567	9,486	11,029	15,266	14,401	4,418	967
Purchase Obligations:
Diesel fuel (2)	53,331	40,799	12,532	—	—	—	—
Equipment (3)	117,891	117,891	—	—	—	—	—
Total Contractual Cash Obligations	$420,747	$256,257	$60,305	$38,927	$29,817	$23,155	$12,286

(1)
In 2005, this amount represents proceeds drawn under our Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. We expect the Securitization Facility to be renewed in December 2005.

(2)	This amount represents volume purchase commitments through our truck stop network. We estimate that these amounts represent approximately 11% and 35% of our fuel needs for 2006 and 2005, respectively.
(3)
Amount reflects the total purchase price or lease commitment of tractors and trailers scheduled for delivery throughout 2005. Net of estimated trade-in values and other dispositions, the estimated amount due under these commitments is approximately $78 million. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, cash flows from operations, and operating leases. We have the option to cancel commitments relating to tractor equipment with 60 days notice.

Off Balance Sheet Arrangements

At December 31, 2004, we financed approximately 1,222 tractors and 7,149 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $35.3 million in 2004, compared to $25.4 million in 2003. The total amount of remaining payments under operating leases as of December 31, 2004, was $141.8 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2004, the maximum amount of the residual value guarantees was approximately $55.6 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that the proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Property and Equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and was approximately $36.5 million on tractors and trailers in 2004. We depreciate revenue equipment excluding day cabs over five to ten years with salvage values ranging from 9% to 33%. We evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and our recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in our statements of operations. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of the actual level of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

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

During 2004 we engaged an independent, third-party actuarial firm to assist us in evaluating our claims reserves estimates. As a result of the actuarial study and our own procedures we recorded a $19.6 million non-cash, pretax increase to claims reserves during the fourth quarter of 2004. We have incorporated several procedures suggested by the actuary into our claims estimation process for future periods.

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

Lease Accounting and Off-Balance Sheet Transactions

Operating leases have been an important source of financing for our revenue equipment, computer equipment and company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2004, the maximum amount of the residual value guarantees was approximately $55.6 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes

In this area, we make important judgments concerning a variety of factors, including, the appropriateness of tax strategies, expected future tax consequences based on future company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. In connection with an audit of our 2001 and 2002 tax returns, the IRS proposed to disallow three of our tax strategies. We have filed an appeal in the matter and have not yet been contacted by the IRS Appeals Division to schedule a hearing. In April 2004, we submitted a $5.0 million cash bond to the Internal Revenue Service to prevent any future interest expense in the event of an unsuccessful defense of the strategies. In addition, we have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the strategies. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

Deferred income taxes represent a substantial liability on our consolidated balance sheet and are determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities (tax benefits and liabilities expected to be realized in the future) are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. No valuation reserve has been established at December 31, 2004, because, based on forecasted income,  we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During 2004, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statement of operations.

INFLATION AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The cost of fuel also has risen substantially over the past three years. We believe this increase primarily reflects world events rather than underlying inflationary pressure. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts and the effects of fuel prices through fuel surcharges.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather creating more equipment repairs. For the reasons stated, first quarter net income historically has been lower than net income in each of the other three quarters of the year. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation. During September and October, business increases as a result of increased retail merchandise shipped in anticipation of the holidays.

The table below sets forth quarterly information reflecting our equipment utilization (miles per tractor per period) during 2004, 2003 and 2002. We believe that equipment utilization more accurately demonstrates the seasonality for our business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

Equipment Utilization Table
(Miles Per Tractor Per Period)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004	29,749	31,215	31,043	30,911
2003	30,308	32,612	33,568	33,214
2002	30,986	33,461	32,664	32,801

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following issues and uncertainties, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results. Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors include excess tractor and trailer capacity in the trucking industry, declines in the resale value of used equipment, strikes or other work stoppages, increases in interest rates, fuel taxes, tolls, and license and registration fees, rising costs of healthcare.

We also are affected by recessionary economic cycles, changes in customers' inventory levels, and downturns in customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers, and regions of the country, such as California, Texas, and the Southeast, where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts.

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

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings. Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We currently self-insure for a portion of our claims exposure and accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise. In general, for casualty claims after March 1, 2005, we are self-insured for the first $2.0 million of each personal injury and property damage claim and the first $1.0 million of each cargo claim. We are also responsible for a pro rata portion of legal expenses relating to such claims. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each group medical claim. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, our profitability would be adversely affected and could vary significantly from period to period. During the fourth quarter of 2004, we recorded a $19.6 million adjustment to our claims reserves, and we cannot assure you that future adjustments will not occur.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Our insurance and claims expense could increase when our current coverages expire or we could raise our self-insured retention. If these expenses increase, our earnings could be materially and adversely affected.

Our current aggregate primary and excess casualty insurance provides coverage up to a maximum per claim amount of $50.0 million. We do not maintain directors and officers insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts. Any such claim could materially and adversely affect our financial condition and results of operations.

Ongoing insurance requirements could constrain our borrowing capacity. The increase in our self-insured retention has caused our outstanding undrawn letters of credit in favor of insurance companies to increase. At December 31, 2004, our revolving line of credit had a maximum borrowing limit of $150.0 million, outstanding borrowings of $8.0 million, and outstanding letters of credit of $65.4 million. We expect outstanding letters of credit to increase in the future. Outstanding letters of credit reduce the available borrowings under our credit agreement, which could negatively affect our liquidity should we need to increase our borrowings in the future.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain or improve our current profitability. These factors include:

•
We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies, many of which have more equipment and greater capital resources than we do.

•
Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business.

•	Many of our customers are other transportation companies, and they may decide to transport their own freight.
•	Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved, service providers, and in some instances we may not be selected.
•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.
•	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.
•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.
•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers. For 2004, our top 25 customers, based on revenue, accounted for approximately 49% of our revenue; and our top 10 customers, approximately 36% of our revenue. In the aggregate, subsidiaries of CNF, Inc. accounted for approximately 9% of our revenue in 2004. We do not expect these percentages to change materially for 2005. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customers will continue to use our services or that they will continue at the same levels. For some of our customers, we have entered into multi-year contracts and we cannot assure you that the rates will remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

We may not be successful in improving our profitability. We have implemented certain initiatives designed to improve our profitability. In 2003 our net margin improved. In 2004 our net margins excluding the $12.2 million non-cash, after-tax increase to claims reserves, increased further. However, we face significant cost increases in 2005, and we cannot assure you that we will be successful in continuing to improve our profitability. If we fail to sustain or improve our profitability, our stock price could decline.

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

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business. Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices would adversely affect our results of operations.

Beginning in 2004, motor carriers were required to comply with several changes to DOT hours-of-service requirements that may have a positive or negative effect on driver hours (and miles) and our operations. A citizens' advocacy group successfully petitioned the courts that the new rules were developed without driver health in mind. Pending further action by the courts or the effectiveness of new rules addressing these issues, Congress has enacted a law that extends the effectiveness of the new rules until September 30, 2005. We cannot predict whether there will be changes to the hours-of-service rules, the extent of any changes, or whether there will be further court challenges. Given this uncertainty, we are unable to determine the future effect of driver hour regulations on our operations. The DOT is also considering implementing higher safety requirements on trucks. These regulatory changes may have an adverse affect on our future profitability.

The IRS has audited our 2001 and 2002 tax returns and proposed the disallowance of deductions related to certain of our tax planning structures, which could affect our effective tax rate. Federal, state, and local taxes comprise a significant part of our expenses. As such, we actively manage these expenses when executing our business strategy. Consequently, when we believe it is appropriate, we use a number of structures to permanently decrease our overall tax liability or to defer tax payments. During 2001, we implemented two structures of a type that have been subject to heightened IRS scrutiny. In the first of these structures, we formed a trust to fund the payment of certain contested third-party claims. We deducted the contributions to the trust in the form of our right to receive payment on certain notes issued by our subsidiaries. In the second of these structures, we changed our 401(k) plan year to end on December 29, and as a result deducted our 2002 plan year contribution in 2001. Both of these structures were designed to accelerate deductions to an earlier date than when they otherwise would have been available.

The IRS has proposed the disallowance of the deductions relating to the trust and 401(k) plan structures. The IRS also reviewed a captive insurance company that we established in 2002, and that also was disclosed, and proposed the disallowance of deductions for premium payments made by certain insured subsidiaries. We are prepared to vigorously defend these deductions, and accordingly have filed a formal protest with the IRS. This protest is subject to review by and a formal hearing with the IRS Appeals division. IRS Appeals has acknowledged the timely filing of our protest, but a hearing has not yet been scheduled.

In April 2004, we submitted a $5.0 million cash bond to the IRS, which stopped the running of interest expense in the event of a successful challenge by the IRS of all issues under protest. In addition, we have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of these matters. A successful challenge by the IRS of the trust and 401(k) plan deductions would affect only the timing, not the ultimate deductibility of, the related deductions, and there would consequently be no effect on income tax expense or the effective tax rate. If the IRS successfully challenges the captive insurance company deductions, we would incur additional income tax expense related to 2002, 2003 and 2004 of approximately $1.3 million, which would adversely impact our effective tax rate both in the year of payment and prospectively.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms. The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. For the past few years, we have depended on cash from operations, our credit facilities, and operating leases to fund our revenue equipment. Our budget for capital expenditures, net of any offsets from sales or trades of equipment, is $65 to 70 million in 2005, exclusive of acquisitions. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with cash flows from operations, borrowings under our line of credit, proceeds under the securitization facility and operating leases of revenue equipment. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

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

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments, may increase our cost of operation, which could materially and adversely affect our profitability. Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control. For example, our average price for diesel fuel was $1.72 per gallon in 2004, as compared to $1.43 per gallon in 2003. Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used fuel surcharges, hedging contracts, and volume purchase arrangements to attempt to limit the effect of price fluctuations. Although we impose fuel surcharges on substantially all accounts, these arrangements do not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2005 are covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at two of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities that could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows. We have experienced higher prices for new tractors over the past three years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines. More restrictive Environmental Protection Agency, or EPA, emissions standards for 2007 will require vendors to introduce new engines, and some carriers may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses.

We have agreements covering the terms of trade-in and/or repurchase commitments from our primary equipment vendors for disposal of a substantial portion of our revenue equipment. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we fail to enter into definitive agreements that reflect the terms we expect, if we fail to enter into similar arrangements in the future, or if we do not purchase the required number of replacement units from the vendors.

New Accounting Pronouncements

In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities, ("FIN 46-R"). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. Our adoption of FIN 46-R did not have an impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payments, an Amendment of FASB 123 and 95 on Accounting for Stock Based Compensation. SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R is effective for most public companies with interim or annual periods beginning after June 15, 2005. We will adopt this statement effective July 1, 2005. Our adoption of SFAS 123-R will impact our results of operations by increasing salaries, wages and related expenses. The amount of the expected impact is still being reviewed by the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement and our Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a consolidated leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at December 31, 2004. At December 31, 2004, we had variable, base rate borrowings of $8.0 million outstanding under the Credit Agreement.

During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. Due to the counter-parties' embedded options to cancel, these derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying consolidated statement of operations. At December 31, 2004, the fair value of these interest rate swap agreements was a liability of $0.4 million.

Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At December 31, 2004, borrowings of $44.1 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at December 31, 2004 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $321,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated balance sheets, statements of operations, cash flows, stockholders' equity and comprehensive loss, and notes related thereto, are contained at Pages 40 to 54 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants during our three most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG LLP's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 39 herein.

Design and Changes in Internal Control over Financial Reporting

The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Audit Committee Report for 2004" and the Stock Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the section entitled "Executive Compensation" in our Proxy Statement for the 2005 annual meeting of stockholders; provided, that the section entitled "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference the information set forth under the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2005 annual meeting of stockholders. The following table provides certain information as of December 31, 2004, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,205,592	$14.53	1,035,700
Equity compensation plans not approved by security holders (2)	55,500	$12.01	0
Total	1,261,092	$14.42	1,035,700

(1)	Includes 1994 Incentive Stock Plan, Outside Director Stock Option Plan, and 2003 Incentive Stock Plan.
(2)	Includes 1998 Non-Officer Incentive Stock Plan, and shares reserved for issuance pursuant to grants outside any plan.

Summary Description of Equity Compensation Plans Not Approved by Security Holders

Summary of 1998 Non-Officer Incentive Stock Plan

In October 1998, our Board of Directors adopted the Non-Officer Plan to attract and retain executive personnel and other key employees and motivate them through incentives that were aligned with our goals of increased profitability and stockholder value. The Board of Directors authorized 200,000 shares of our Class A Common Stock for grants or awards pursuant to the Non-Officer Plan. Awards under the Plan could be in the form of incentive stock options, non-qualified stock options, restricted stock awards, or any other awards of stock consistent with the Non-Officer Plan's purpose. The Non-Officer Plan was to be administered by the Board of Directors or a committee that could be appointed by the Board of Directors. All non-officer employees were eligible for participation, and actual participants in the Non-Officer Plan were selected from time-to-time by the administrator. The administrator could substitute new stock options for previously granted options. In conjunction with adopting the 2003 Plan, the Board of Directors voted to terminate the Non-Officer Plan effective as of May 31, 2003. Option grants previously issued continue in effect and may be exercised on the terms and conditions under which the grants were made.

Summary of Grants Outside the Plan

On August 31, 1998, our Board of Directors approved the grant of an option to purchase 5,000 shares of our Class A Common Stock to each of our four outside directors. The exercise price of the stock was equal to the mean between the lowest reported bid price and the highest reported asked price on the date of the grant. The options have a term of ten years from the date of grant, and the options vest 20% on each of the first through fifth anniversaries of the grant.

On September 23, 1998, our Board of Directors approved the grant of an option to purchase 20,000 shares of our Class A Common Stock to Tony Smith upon closing of the acquisition of SRT and Tony Smith Trucking, Inc. The exercise price was the mean between the low bid price and the high asked price on the closing date. The options have a term of ten years from the date of grant, and the options vest 20% on each of the first through fifth anniversaries of the grant.

On May 20, 1999, our Board of Directors approved the grant of an option to purchase 2,500 shares of our Class A Common Stock to each of our four outside directors. The exercise price of the stock was equal to the mean between the lowest reported bid price and the highest reported asked price on the date of the grant. The options have a term of ten years from the date of grant, and the options vest 20% on each of the first through fifth anniversaries of the grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information set forth under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain and Relationships and Related Transactions" in our Proxy Statement for the 2005 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2005 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Reports of Independent Registered Public Accounting Firm - KPMG LLP	38
		Consolidated Balance Sheets	40
		Consolidated Statements of Operations	41
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	42
		Consolidated Statements of Cash Flows	43
		Notes to Consolidated Financial Statements	44

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation.
3.2	(1)	Amended Bylaws dated September 27, 1994.
4.1	(1)	Restated Articles of Incorporation.
4.2	(1)	Amended Bylaws dated September 27, 1994.
10.1	(1)	401(k) Plan filed as Exhibit 10.10.*
10.2	(2)	Outside Director Stock Option Plan, filed as Appendix A.
10.3	(3)	Amendment No. 1 to the Outside Director Stock Option Plan, filed as Exhibit 10.11.
10.4	(4)
Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.10.

10.5	(4)	Receivables Purchase Agreement dated as of December 12, 2000, among CVTI Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated Transport, Inc., filed as Exhibit 10.11.
10.6	(5)
Clarification of Intent and Amendment No. 1 to Loan Agreement dated March 7, 2001, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.12.

10.7	(6)	Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as Appendix B.*
10.8	(7)	Covenant Transport, Inc. 2003 Incentive Stock Plan, filed as Appendix B.*
10.9	(8)
Consolidating Amendment No. 1 to Loan Agreement effective May 2, 2003, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation), filed as Exhibit 10.3.

10.10	(9)	Master Lease Agreement dated April 15, 2003, between Transport International Pool, Inc. and Covenant Transport, Inc., filed as Exhibit 10.4.

10.11	(10)
Amendment No. 5 to Loan Agreement dated December 9, 2003, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (successor to Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation) (Three other amendments were consolidated into Consolidating Amendment No. 1, filed with the Form 10-Q for the quarter ended June 30, 2003), filed as Exhibit 10.16.

10.12	(11)
Amendment No. 6 to Loan Agreement dated July 8, 2004, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation) effective July 1, 2004, filed as Exhibit 10.1.

10.13	(11)	Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004, filed as Exhibit 10.2.
10.14	#
Amendment No. 7 to Loan Agreement dated November 17, 2004, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation).

10.15	#
Amended and Restated Credit Agreement dated December 16, 2004, among Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement.

21	#	List of Subsidiaries.
23	#	Consent of Independent Registered Public Accounting Firm - KPMG, LLP.
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer.
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer.
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer.
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer.
____________________________________________________________________________________________________________________
References:

#	Filed herewith

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)	Schedule 14A, filed April 13, 2000.
(3)	Form 10-Q for the quarter ended September 30, 2000, filed November 13, 2000.
(4)	Form 10-K for the year ended December 31, 2000, filed March 29, 2001.
(5)	Form 10-Q for the quarter ended March 31, 2001, filed May 14, 2001.
(6)	Schedule 14A, filed April 5, 2001.
(7)	Schedule 14A, filed April 16, 2003.
(8)	Form 10-Q for the quarter ended June 30, 2003, filed August 11, 2003.
(9)	Form 10-Q/A for the quarter ended June 30, 2003, filed October 31, 2003.
(10)	Form 10-K, filed March 15, 2004.
(11)	Form 10-Q, filed August 5, 2004.

(c)	Financial Statement Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORT, INC.

Date: March 16, 2005	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 16, 2005
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Joey B. Hogan	March 16, 2005
Joey B. Hogan
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Bradley A. Moline	March 9, 2005
Bradley A. Moline
Director

/s/ William T. Alt	March 8, 2005
William T. Alt
Director

/s/ Robert E. Bosworth	March 8, 2005
Robert E. Bosworth
Director

/s/ Hugh O. Maclellan, Jr.	March 8, 2005
Hugh O. Maclellan, Jr.
Director

/s/ Mark A. Scudder	March 15, 2005
Mark A. Scudder
Director

/s/ Niel B. Nielson	March 8, 2005
Niel B. Nielson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Covenant Transport, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Covenant Transport, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income (Loss), and Cash Flows for each of the fiscal years in the three-year period ended December 31, 2004. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Covenant Transport, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covenant Transport, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

                                     /s/ KPMG LLP

Atlanta, Georgia
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Covenant Transport, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of Covenant Transport, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, that Covenant Transport, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Covenant Transport, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Covenant Transport, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Covenant Transport, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income (Loss), and Cash Flows for each of the fiscal years in the three-year period ended December 31 2004, and our report dated March 16, 2005, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

                               /s/ KPMG LLP

Atlanta, Georgia
March 16, 2005

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003 (In thousands, except share data)
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,066	$3,306
Accounts receivable, net of allowance of $1,700 in 2004 and $1,350 in 2003	74,127	62,998
Drivers advances and other receivables	7,400	9,622
Inventory and supplies	3,581	3,581
Prepaid expenses	11,643	16,185
Deferred income taxes	19,832	13,462
Income taxes receivable	5,689	278
Total current assets	127,338	109,432

Property and equipment, at cost	298,389	320,909
Less accumulated depreciation and amortization	(88,967)	(99,175)
Net property and equipment	209,422	221,734

Other assets	23,266	23,115

Total assets	$360,026	$354,281
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	9	1,300
Securitization facility	44,148	48,353
Accounts payable	6,574	8,822
Accrued expenses	15,253	14,420
Insurance and claims accrual	46,200	27,420
Total current liabilities	112,184	100,315

Long-term debt, less current maturities	8,013	12,000
Deferred income taxes	44,130	49,824
Total liabilities	164,327	162,139

Commitments and contingent liabilities

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,421,527 and 13,295,026 shares issued; 12,323,927 and 12,323,526 outstanding as of December 31, 2004 and 2003, respectively	134	133
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of December 31, 2004 and 2003	24	24
Additional paid-in-capital	91,058	88,888
Treasury stock at cost; 1,097,600 and 971,500 shares as of December 31, 2004 and 2003, respectively	(9,925)	(7,935)
Retained earnings	114,408	111,032
Total stockholders' equity	195,699	192,142
Total liabilities and stockholders' equity	$360,026	$354,281

See accompanying notes to consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (In thousands, except per share data)
	2004	2003	2002

Freight revenue	$558,453	$555,678	$550,603
Fuel surcharges	45,169	26,779	13,815
Total revenue	603,622	582,457	564,418

Operating expenses:
Salaries, wages, and related expenses (1)	225,778	220,665	227,332
Fuel expense	127,723	109,231	96,332
Operations and maintenance	30,555	39,822	39,625
Revenue equipment rentals and purchased transportation	69,928	69,997	59,265
Operating taxes and licenses	14,217	14,354	13,934
Insurance and claims (2)	54,847	35,454	31,761
Communications and utilities	6,517	7,177	7,021
General supplies and expenses	15,104	14,495	14,677
Depreciation and amortization, including impairment charge and gains (losses) on disposition of equipment (3)	45,001	43,041	49,497
Total operating expenses	589,670	554,236	539,444
Operating income	13,952	28,221	24,974
Other (income) expenses:
Interest expense	3,098	2,332	3,542
Interest income	(48)	(114)	(63)
Other	(926)	(468)	916
Loss on early extinguishment of debt	—	—	1,434
Other expenses, net	2,124	1,750	5,829
Income before income taxes	11,828	26,471	19,145
Income tax expense	8,452	14,315	10,871
Net income	$3,376	$12,156	$8,274

Net income per share:
Basic earnings per share:	$0.23	$0.84	$0.58
Diluted earnings per share:	$0.23	$0.83	$0.57

Basic weighted average shares outstanding	14,641	14,467	14,223
Diluted weighted average shares outstanding	14,833	14,709	14,519

(1)	Includes a $1,500 pre-tax increase to workers' compensation claims reserve in 2004.
(2)	Includes an $18,000 pre-tax increase to casualty claims reserve in 2004.
(3)	Includes a $3,300 pre-tax impairment charge related to tractors in 2002.

See accompanying notes to consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands)

			Additional		Accumulated		Total
	Common Stock		Paid-In	Treasury	Other	Retained	Stockholders'	Comprehensive
			Capital	Stock	Comprehensive	Earnings	Equity	Income (Loss)
	Class A	Class B			Income (Loss)

Balances at December 31, 2001	$127	$24	$79,832	$(7,935)	$(748)	$90,602	$161,902

Exercise of employee stock options	3	—	3,878	—	—	—	3,881

Income tax benefit arising from the exercise of stock options	—	—	783	—	—	—	783

Unrealized gain on cash flow hedging derivatives, net of taxes	—	—	—	—	748	—	748	748

Net income	—	—	—	—	—	8,274	8,274	8,274

Comprehensive income for 2002								$9,022

Balances at December 31, 2002	$130	$24	$84,493	$(7,935)	$ —	$98,876	$175,588

Exercise of employee stock options	3	—	3,615	—	—	—	3,618

Income tax benefit arising from the exercise of stock options	—	—	780	—	—	—	780

Net income	—	—	—	—	—	12,156	12,156	12,156

Comprehensive income for 2003								$12,156

Balances at December 31, 2003	$133	$24	$88,888	$(7,935)	$—	$111,032	$192,142

Exercise of employee stock options	1	—	1,960	—	—	—	1,961

Income tax benefit arising from the exercise of stock options	—	—	210	—	—		210

Stock repurchase	—	—	—	(1,990)	—	—	(1,990)

Net income	—	—	—	—	—	3,376	3,376	3,376

Comprehensive income for 2004	—	—	—	—	—	—	—	$3,376

Balances at December 31, 2004	$134	$24	$91,058	$(9,925)	$ —	$114,408	$195,699

See accompanying notes to consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(In thousands)
	2004	2003	2002
Cash flows from operating activities:
Net income	$3,376	$12,156	$8,274
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for losses on accounts receivable	547	94	852
Loss on early extinguishment of debt	—	—	1,434
Depreciation, amortization, and impairment of assets (1)	41,456	43,909	47,090
Provision for losses on guaranteed residuals	—	—	324
Income tax benefit from exercise of stock options	210	780	783
Deferred income taxes (benefit)	(12,063)	(9,605)	(1,537)
Loss (gain) on disposition of property and equipment	3,545	(867)	2,407
Changes in operating assets and liabilities:
Receivables and advances	(9,454)	(4,193)	(1,317)
Prepaid expenses and other assets	4,542	(1,735)	(2,625)
Inventory and supplies	—	(356)	245
Insurance and claims accrual (2)	18,779	6,210	9,356
Accounts payable and accrued expenses	(6,825)	1,343	1,881
Net cash flows provided by operating activities	44,113	47,716	67,167

Cash flows from investing activities:
Acquisition of property and equipment	(81,615)	(94,362)	(70,720)
Proceeds from disposition of property and equipment	49,179	68,487	14,369
Net cash used in investing activities	(32,436)	(25,875)	(56,351)

Cash flows from financing activities:
Exercise of stock options	1,961	3,615	3,881
Repurchase of company stock	(1,990)	—	—
Proceeds from issuance of debt	57,026	72,000	85,000
Repayments of long-term debt	(66,510)	(93,877)	(100,038)
Deferred costs	(404)	(315)	—
Net cash used in financing activities	(9,917)	(18,577)	(11,157)

Net change in cash and cash equivalents	1,760	3,264	(341)

Cash and cash equivalents at beginning of period	3,306	42	383
Cash and cash equivalents at end of period	$5,066	$3,306	$42
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$3,031	$2,332	$4,016
Income taxes	$20,867	$22,795	$12,389

(1)	Includes a $3,300 pre-tax impairment charge related to tractors in 2002.
(2)	Includes a $19,600 pre-tax adjustment to increase workers' compensation and casualty claims reserves in 2004

See accompanying notes to consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Covenant Transport, Inc. (the "Company") is a holding company for subsidiaries that offer transportation services to customers throughout the United States. The Company operations comprise a single segment for financial reporting purposes.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned subsidiaries, Covenant Transport, Inc., a Tennessee corporation; Harold Ives Trucking Co., an Arkansas corporation; "Harold Ives"; Southern Refrigerated Transport, Inc., an Arkansas corporation; "SRT"; Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; CVTI Receivables Corp., a Nevada corporation, and Volunteer Insurance Limited, a Cayman Islands company; "Volunteer". Tony Smith Trucking, Inc. and Terminal Truck Broker, Inc., Arkansas corporations were dissolved in December 2004 and September 2003, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. The Company includes fuel surcharges in total revenue in its statements of operations. The Company also reports freight revenue, which is total revenue excluding fuel surcharge revenue because the Company believes that fuel surcharges tend to be a volatile source of revenue and the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories and supplies - Inventories and supplies consist of parts, tires, fuel, and supplies. Tires on new revenue equipment are capitalized as a component of the related equipment cost when the vehicle is placed in service and recovered through depreciation over the life of the vehicle. Replacement tires and parts on hand at year end are recorded at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method. Replacement tires are expensed when placed in service.

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Revenue equipment is generally depreciated over five to ten years with salvage values ranging from 9% to 33%. The salvage value, useful life, and annual depreciation of tractors and trailers are evaluated annually based on the current market environment and on the Company's recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in the statements of operations.

Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets by analyzing the operating performance and future cash flows for those assets when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment can be impacted by the Company's projection of the actual level of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

Intangible Assets - The Company periodically evaluates the net realizability of the carrying amount of intangible assets. Non-compete agreements are amortized over the life of the agreement and deferred loan costs are amortized over the life of the loan.

Goodwill - The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, is no longer being amortized after January 1, 2002. During the second quarter of each year, the Company completed its annual evaluation of its goodwill for impairment and determined that there was no impairment. At December 31, 2004, the Company has approximately $11.5 million of goodwill.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and long term debt. The carrying amount of cash, accounts receivable and accounts payable approximates their fair value because of the short term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long term debt. The carrying amount of the Company's short and long term debt at December 31, 2004 and 2003 was approximately $52.2 million and $61.7 million, respectively, including the accounts receivable securitization borrowings and approximates the estimated fair value, due to the variable interest rates on these instruments.

Capital Structure - The shares of Class A and B Common Stock are substantially identical except that the Class B shares are entitled to two votes per share and Class A shares are entitled to one vote per share. The terms of any future issuances of preferred shares will be set by the Board of Directors.

Insurance and Claims - The Company's insurance program for liability, property damage, and cargo loss and damage, involves self-insurance with high retention levels. Under the casualty program, the Company is self-insured for personal injury and property damage claims for varying amounts depending on the date the claim was incurred. The insurance retention also provides for an additional self-insured aggregate amount, with a limit per occurrence until an aggregate threshold is reached. The deductible amount increased from $250,000 in 2001 to $2.0 million in 2004, subject to aggregate thresholds. For the year ended December 31, 2004, the Company was self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which results in the total self-insured retention of up to $4.0 million per occurrence until the $4.0 million aggregate threshold is reached. For cargo loss and damage claims, the Company is self-insured for amounts up to the first $1.0 million per occurrence. The Company maintains a workers' compensation plan and group medical plan for its employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each group medical claim. The Company accrues the estimated cost of the retained portion of incurred claims. These accruals are based on an evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and self-insured retention levels.

Between 2001 and 2003, the Company increased its primary retention amounts from $5,000 per occurrence for workers' compensation and casualty claims to $1.0 million for workers' compensation and $2.0 million for casualty claims. Later during that period, the Company experienced substantial increases in the frequency of accidents and workers' compensation claims. Because of the significant increases in the Company's retention amounts and in the frequency of claims, the Company engaged an independent third-party actuary as part of its process of assessing its claims reserve estimates. Based on the actuarial report and the Company's evaluation, the Company recorded an aggregate $19.6 million pre-tax adjustment to its claims reserves during the fourth quarter of 2004. The adjustment included an $18.0 million increase to the Company's casualty reserve, which was reflected in insurance and claims on its consolidated statement of operations, and a $1.5 million increase to the Company's workers' compensation reserve, which was reflected in salaries, wages, and benefits on its consolidated statement of operations.

Concentrations of Credit Risk - The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States. Three of the Company's customers, which are autonomously managed and operated, are wholly owned subsidiaries of a public entity, when added together amounted to approximately 9% of revenue in 2004 and approximately 11% of revenue in 2003 and 2002.

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

All derivatives are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, the Company designates the derivative a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

Effect of New Accounting Pronouncements - In December 2003, the FASB issued FIN 46-R, Consolidation of Variable Interest Entities, ("FIN 46-R"). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. The Company's adoption of FIN 46-R did not have an impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payments, an Amendment of FASB 123 and 95 on Accounting for Stock Based Compensation. SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R is effective for most public companies with interim or annual periods beginning after June 15, 2005. The Company will adopt this statement effective July 1, 2005. The Company's adoption of SFAS 123-R will impact its results of operations by increasing salaries, wages and related expenses. The amount of the expected impact is still being reviewed by the Company.

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

The following table sets forth for the periods indicated the weighed average shares outstanding used in the calculation of net income per share included in the Company's consolidated statements of operations:

(in thousands except per share data)	2004	2003	2002
Denominator for basic earnings per share - weighted-average shares	14,641	14,467	14,223

Effect of dilutive securities:

Dilutive options	192	242	296

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	14,833	14,709	14,519

At December 31, 2004, the Company had four stock-based compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

(in thousands except per share data)	2004	2003	2002

Net income, as reported:	$3,376	$12,156	$8,274

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,185)	(1,743)	(1,894)

Pro forma net income	$2,190	$10,413	$6,380

Basic earnings per share:
As reported	$0.23	$0.84	$0.58
Pro forma	$0.15	$0.72	$0.45

Diluted earnings per share:
As reported	$0.23	$0.83	$0.57
Pro forma	$0.15	$0.71	$0.44

Reclassifications - Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

2. INVESTMENT IN TRANSPLACE

Effective July 1, 2000, the Company combined its logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. Transplace operates a global transportation logistics service. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business. The Company accounts for its investment using the cost method of accounting, with the investment recorded under "Other Assets."

3. PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2004 and 2003 is as follows:

(in thousands)	Estimated Useful Lives	2004	2003
Revenue equipment	3-8 years	$207,422	$237,890
Communications equipment	5 years	16,829	16,271
Land and improvements	10-24 years	14,781	14,392
Buildings and leasehold improvements	10-40 years	40,423	40,039
Construction in progress		5,611	51
Other	1-5 years	13,323	12,266
		$298,389	$320,909

Depreciation expense amounts were $41.2 million, $43.7 million and $46.7 million in 2004, 2003 and 2002, respectively. The 2002 amount included a $3.3 million pre-tax impairment charge relating to tractor values.

4. OTHER ASSETS

A summary of other assets as of December 31, 2004 and 2003 is as follows:

(in thousands)	2004	2003
Covenants not to compete	$1,690	$1,690
Trade name	330	330
Goodwill	12,416	12,416
Less accumulated amortization of intangibles	(2,536)	(2,507)
Net intangible assets	11,900	11,929
Investment in Transplace	10,666	10,666
Other	700	520
	$23,266	$23,115

5. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2004 and 2003:

(in thousands)	2004	2003

Borrowings under Credit Agreement	$8,000	$12,000
Note payable to former SRT shareholder, bearing interest at 6.5% with interest payable quarterly	—	1,300
Equipment and vehicle obligations with commercial lending institutions	22	—
Total long-term debt	8,022	13,300
Less current maturities	9	1,300
Long-term debt, less current portion	$8,013	$12,000

In December 2004, the Company entered into the Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at December 31, 2004). At December 31, 2004, the Company had only LIBOR borrowings in the amount of $8.0 million outstanding on which the interest rate was 3.4%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CRC and Volunteer.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of December 31, 2004, the Company had approximately $73 million of available borrowing capacity. At December 31, 2004 and December 31, 2003, the Company had undrawn letters of credit outstanding of approximately $65.4 million and $51.2 million, respectively.

In October 1995, the Company issued $25 million in ten-year senior notes to an insurance company. On March 15, 2002, the Company retired the remaining $20 million in senior notes with borrowings from the Credit Agreement and incurred a $1.4 million pre-tax loss to reflect the early extinguishment of this debt.

Maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005  $      9
2006          9
2007          4
2008        —
2009    8,000

The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted with the Securitization Facility. At December 31, 2004, the Company was in compliance with the Credit Agreement covenants.

6. ACCOUNTS RECEIVABLE SECURITIZATION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62.0 million of proceeds, subject to eligible receivables and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 31, 2004 and December 31, 2003, the Company had $44.1 million and $48.4 million outstanding, respectively, with weighted average interest rates of 2.4% and 1.0%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the Company's consolidated financial statements.

The Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. As of December 31, 2004, the Company was in compliance with the Securitization Facility covenants.

The activity in allowance for doubtful accounts (in thousands) is as follows:

Years ended December 31:	Beginning Balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending Balance December 31,

2004	$1,350	$547	$197	$1,700

2003	$1,800	$94	$544	$1,350

2002	$1,623	$852	$675	$1,800

7. LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, computer and office equipment, exclusive of owner/operator rentals, and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

2005  $43,924
2006    36,735
2007    23,657
2008    15,416
2009    10,737
Thereafter      11,319

A portion of the Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the residual guarantees are approximately $55.6 million and $42.7 million at December 31, 2004 and December 31, 2003, respectively. The residual guarantees approximate the expected market value at the end of the lease term.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2004	2003	2002

Revenue equipment rentals	$36,625	$25,625	$16,877
Terminal rentals	1,236	1,041	1,115
Other equipment rentals	3,158	3,201	2,943
	$41,019	$29,867	$20,934

8. INCOME TAXES

Income tax expense for the years ended December 31, 2004, 2003, and 2002 is comprised of:

(in thousands)	2004	2003	2002

Federal, current	$ 17,796	$ 20,011	$ 11,116
Federal, deferred	(10,930)	(7,771)	(387)
State, current	2,720	3,909	1,251
State, deferred	(1,134)	(1,834)	(1,109)
	$ 8,452	$ 14,315	$ 10,871

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2004, 2003 and 2002 as follows:

(in thousands)	2004	2003	2002

Computed "expected" income tax expense	$ 4,140	$ 9,265	$ 6,701
State income taxes, net of federal income tax effect	1,031	1,349	91
Change in valuation allowance	—	—	(392)
Per diem allowances	2,760	3,487	3,471
Other, net	521	214	1,000
Actual income tax expense	$ 8,452	$ 14,315	$ 10,871

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2004 and 2003 are as follows:

(in thousands)	2004	2003

Deferred tax assets:
Accounts receivable	$249	$351
Insurance and claims	17,417	10,836
State net operating loss carryovers	1,805	1,815
Deferred gain	201	300
Investments	160	160
Total deferred tax assets	19,832	13,462

Deferred tax liabilities:
Property and equipment	43,099	48,001
Intangible assets	271	76
Accrued salaries and wages	609	605
Prepaid liabilities	151	1,142
Total deferred tax liabilities	44,130	49,824

Net deferred tax liability	$24,298	$36,362

Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not that the Company will realize the benefits of the deductible differences at December 31, 2004. Currently, the IRS is auditing the Company's 2001 and 2002 federal income tax returns. The Company has accrued interest expense of $408,000 as of December 31, 2004 related to issues raised by the IRS affecting the timing, but not the ultimate deductibility of, items related to a tax planning strategy implemented during 2001. The amount ultimately paid upon resolution of the issue raised may differ from the amount accrued. In the normal course of business, the Company is also subject to audits by the state and local tax authorities. The Company believes that its liability for state and local taxes is adequately accrued at December 31, 2004. However, should the Company’s tax positions be challenged, different outcomes could result and have an impact on the amounts reported in the Company’s consolidated financial statements.

9. STOCK REPURCHASE PLAN

In May 2004, the Board of Directors authorized a stock repurchase plan for up to 1.0 million company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the board. During 2004, the Company purchased a total of 126,100 shares with an average price of $15.78. The stock repurchase plan expires May 31, 2005.

10. DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The Company contributed approximately $0.9 million, $0.8 million and $1.0 million in 2004, 2003 and 2002, respectively, to the profit sharing and savings plan.

11. STOCK OPTION PLANS

The Company has adopted stock plans for employees and directors. Awards may be stock options or other forms. The Company has reserved approximately 2,300,000 shares of Class A Common Stock for distribution at the discretion of the Board of Directors. The following table details the activity of the incentive stock option plan:

	Shares	Weighted Average Exercise Price	Options Exercisable at Year End

Under option at December 31, 2001	1,582,445	$12.99	856,486

Options granted in 2002	186,250	$15.61
Options exercised in 2002	(318,832)	$12.22
Options canceled in 2002	(68,323)	$14.29
Under option at December 31, 2002	1,381,540	$13.48	855,685

Options granted in 2003	196,664	$17.51
Options exercised in 2003	(295,711)	$12.24
Options canceled in 2003	(53,103)	$15.19
Under option at December 31, 2003	1,229,390	$14.37	891,813

Options granted in 2004	196,300	$15.81
Options exercised in 2004	(126,501)	$15.50
Options canceled in 2004	(38,097)	$16.45
Under option at December 31, 2004	1,261,092	$14.42	926,713

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/04	Weighted- Average Exercise Price
$ 8.00 to $13.00	385,856	60	$10.04	385,856	$10.04
$13.01 to $16.50	490,204	70	$15.49	266,840	$15.35
$16.51 to $20.00	385,032	84	$17.44	274,017	$17.38
	1,261,092			926,713

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 1.7% to 4.8%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 50.7% for 2004, 52.2% for 2003 and 53.3% for 2002. Using these assumptions, the fair value of the employee and outside director stock options which would have been expensed in 2004, 2003 and 2002 is $1.2 million, $1.7 million and $1.9 million respectively.

12. RELATED PARTY TRANSACTIONS

Transactions involving related parties are as follows:

Tenn-Ga Truck Sales, Inc., a corporation wholly owned by a significant shareholder, purchased used tractors and trailers from the Company for approximately $3.0 million during 2002. In 2003 and 2002, the Company purchased equipment from Tenn-Ga Truck Sales for approximately $286,000 and $37,000, respectively. Also in 2003, the Company was retained to repair certain equipment owned by Tenn-Ga Truck Sales for approximately $223,000.

The Company provides transportation services for Transplace. During 2004, 2003 and 2002, gross revenue from Transplace was $15.0 million, $9.6 million and $7.4 million, respectively. The accounts receivable balance as of December 31, 2004 was approximately $2.1 million. During the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note matures January 2007.

A company wholly owned by a relative of a significant shareholder and executive officer operates a "company store" on a rent-free basis in the Company's headquarters building, and uses Covenant service marks on its products at no cost. The Company pays fair market value for all supplies that are purchased which totaled approximately $512,000, $350,000 and $390,000 in 2004, 2003 and 2002 respectively.

The Company from time to time utilizes outside legal services from two members of the Company's Board of Directors. During 2004, 2003 and 2002, the Company paid approximately $196,000, $434,000 and $265,000, respectfully, for legal and consulting services to a firm that employs a member of the Company's Board of Directors. Also, during 2003, the Company paid approximately $138,000 in 2003 for legal services to another firm that employs another member of the Company's Board of Directors.

13. DERIVATIVE INSTRUMENTS

The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated, as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying consolidated statement of operations. At December 31, 2004 and 2003, the fair value of these interest rate swap agreements was a liability of $0.4 million and $1.2 million, respectively, which are included in accrued expenses on the consolidated balance sheets.

The derivative activity as reported in the Company's financial statements for the years ended December 31, 2004 and 2003 is summarized in the following:

(in thousands):	2004	2003

Net liability for derivatives at January 1,	$(1,201)	$(1,645)
Changes in statements of operations:
Gain on derivative instruments:
Gain in value of derivative instruments that do not qualify as hedging instruments	762	444
Net liability for derivatives at December 31,	$(439)	$(1,201)

14. COMMITMENTS AND CONTINGENT LIABILITIES

The Company, in the normal course of business, is party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements. Currently the Company is involved in two significant personal injury claims that are described below.

On October 26, 2003, a pickup truck collided with a trailer being operating by the Company's SRT subsidiary. Two of the occupants of the pickup were killed in the accident and the other occupant was injured. A lawsuit was filed in the United States District Court for the Southern District of Mississippi on February 4, 2004, on behalf of Donald J. Byrd, an injured passenger in the pickup truck, and an amended complaint was filed on February 18, 2004, on behalf of Mr. Byrd and Marilyn S. Byrd, his wife. The relief sought in the lawsuit is judgment against SRT and the driver of the SRT truck in excess of $1.0 million. In addition, the Company has received demands in the form of letters seeking a total of $27.0 million from attorneys representing potential beneficiaries of the two decedents who occupied the pickup truck. Settlement agreements have been entered into between SRT/Covenant and the plaintiffs in all three suits. Judgments of Dismissal with Prejudice have also been entered in all three suits in the United States District Court for the Southern District of Mississippi. These settlements were below the aggregate coverage limits of the Company's insurance policies.

On March 7, 2003, an accident occurred on in Wisconsin involving a vehicle and one of the Company's tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit has been filed in United States District Court in Minnesota by heirs of one of the decedents against the Company and its driver. A demand for $20.0 million was made by the plaintiffs in that case in October 2004. The demand was reduced during an early settlement conference presided over by a judge. The last articulated demand was $6.0 million. The case is scheduled for trial in November 2005. Heirs of the other adult decedent and representatives of the child may file additional suits against us. The Company expects all matters involving the occurrence to be resolved at a level below its aggregate coverage limits of our insurance policies.

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

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations. At December 31, 2004, the notional amount for purchase commitments for 2005 is approximately 25.1 million gallons. During the third quarter of 2001, the Company entered into two heating oil commodity swap contracts to hedge its cash flow exposure to diesel fuel price fluctuations on floating rate diesel fuel purchase commitments. These contracts were considered highly effective in offsetting changes in anticipated future cash flows and were designated as cash flow hedges under SFAS No. 133. Each called for 6 million gallons of fuel purchases at a fixed price of $0.695 and $0.629 per gallon, respectively. The contracts expired December 31, 2002.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands except per share amounts)

Quarters ended	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004 (1)

Total revenue	$130,590	$140,036	$140,631	$147,196
Operating income (loss)	3,058	8,725	10,242	(8,071)
Net earnings	721	4,388	4,745	(6,476)
Basic earnings per share	0.05	0.30	0.33	(0.44)
Diluted earnings per share	0.05	0.30	0.32	(0.44)

Quarters ended	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003

Total revenue	$130,353	$139,480	$140,313	$145,533
Operating income	3,514	7,449	8,486	8,773
Net earnings	839	3,164	4,050	4,104
Basic earnings per share	0.06	0.22	0.28	0.28
Diluted earnings per share	0.06	0.22	0.28	0.28

(1)	Includes a $19,600 pre-tax adjustment to claims reserves in the quarter ended December 31, 2004.