Form 10-Q
period 2005-03-31
COVENANT TRANSPORT INC
filed 2005-05-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

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

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 2, 2005).

Class A Common Stock, $.01 par value: 11,876,208 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART I FINANCIAL INFORMATION
		Page Number
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	3
	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24
PART II OTHER INFORMATION
		Page Number
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	26

ITEM 1. FINANCIAL STATEMENTS

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	March 31, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,459	$5,066
Accounts receivable, net of allowance of $1,800 in 2005 and $1,700 in 2004	61,189	74,127
Drivers advances and other receivables	5,458	7,400
Inventory and supplies	3,829	3,581
Prepaid expenses	11,943	11,643
Deferred income taxes	19,832	19,832
Income taxes receivable	5,689	5,689
Total current assets	109,399	127,338

Property and equipment, at cost	296,474	298,389
Less accumulated depreciation and amortization	(84,314)	(88,967)
Net property and equipment	212,160	209,422

Other assets	26,029	23,266

Total assets	$347,588	$360,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	9	9
Securitization facility	40,281	44,148
Accounts payable	10,752	6,574
Accrued expenses	13,649	15,253
Insurance and claims accrual	49,347	46,200
Total current liabilities	114,038	112,184

Long-term debt, less current maturities	10	8,013
Deferred income taxes	43,530	44,130
Total liabilities	157,578	164,327

Commitments and contingent liabilities

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,447,608 and 13,421,527 shares issued; 12,030,008 and 12,323,927 outstanding as of March 31, 2005 and December 31, 2004, respectively	130	134
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004	24	24
Additional paid-in-capital	91,530	91,058
Treasury Stock at cost; 1,417,600 and 1,097,600 shares as of March 31, 2005 and December 31, 2004, respectively	(15,434)	(9,925)
Retained earnings	113,760	114,408
Total stockholders' equity	190,010	195,699
Total liabilities and stockholders' equity	$347,588	$360,026

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands except per share data)

	Three months ended March 31, (unaudited)
	2005	2004

Freight revenue	$123,570	$130,590
Fuel surcharges	14,356	7,077
Total revenue	$137,926	$137,667

Operating expenses:
Salaries, wages, and related expenses	53,946	51,958
Fuel expense	33,491	27,551
Operations and maintenance	7,228	7,711
Revenue equipment rentals and purchased transportation	15,360	18,564
Operating taxes and licenses	3,339	3,479
Insurance and claims	8,834	8,265
Communications and utilities	1,639	1,781
General supplies and expenses	4,150	3,497
Depreciation and amortization, including gains (losses) on disposition of equipment	9,663	11,803
Total operating expenses	137,650	134,609
Operating income	276	3,058
Other (income) expenses:
Interest expense	614	608
Interest income	(44)	(11)
Other	(236)	20
Other expenses, net	334	617
Income (loss) before income taxes	(58)	2,441
Income tax expense	591	1,720
Net income (loss)	$(649)	$721

Earnings (loss) per share:

Basic and diluted earnings (loss) per share:	$(0.04)	$0.05

Basic weighted average shares outstanding	14,669	14,676

Diluted weighted average shares outstanding	14,669	14,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)

	Three months ended March 31, (unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(649)	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	370	—
Depreciation and amortization	9,514	10,845
Deferred income taxes (benefit)	(600)	(1,500)
Income tax benefit from exercise of stock options	50	—
Loss on disposition of property and equipment	149	958
Changes in operating assets and liabilities:
Receivables and advances	11,745	4,899
Prepaid expenses and other assets	(301)	(1,615)
Inventory and supplies	(248)	411
Insurance and claims accrual	3,147	189
Accounts payable and accrued expenses	(1,127)	2,790
Net cash flows provided by operating activities	22,050	17,698

Cash flows from investing activities:
Acquisition of property and equipment	(26,673)	(9,473)
Proceeds from disposition of property and equipment	14,301	11,813
Net cash flows provided by (used in) investing activities	(12,372)	2,340

Cash flows from financing activities:
Exercise of stock options	418	50
Repurchase of company stock	(1,807)	—
Proceeds from issuance of debt	20,000	6,000
Repayments of debt	(31,869)	(27,200)
Deferred costs	(27)	—
Net cash used in financing activities	(13,285)	(21,150)

Net change in cash and cash equivalents	(3,607)	(1,112)

Cash and cash equivalents at beginning of period	5,066	3,306
Cash and cash equivalents at end of period	$1,459	$2,194

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

The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 consolidated balance sheet was derived from our audited balance sheet for the year then ended. It is suggested that these consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2004. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings (loss) for the three month period ended March 31, 2005 and 2004 equaled net income (loss).

Note 3. Basic and Diluted Earnings (Loss) per Share

We apply the provisions of FASB SFAS No. 128, Earnings per Share, which requires us to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted earnings (loss) per share for the three months ended March 31, 2005 and March 31, 2004, excludes approximately 9,000 and 60,000 shares, respectively, since the effect of assumed exercise of the related options would be antidilutive. The following table sets forth for the periods indicated the calculation of net earnings (loss) per share included in our consolidated statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2005	2004
Numerator:
Net earnings (loss)	$(649)	$721
Denominator:
Denominator for basic earnings per share - weighted-average shares	14,669	14,676
Effect of dilutive securities:
Employee stock options	—	182
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	14,669	14,858

Net income (loss) per share:
Basic and diluted earnings (loss) per share:	$(0.04)	$0.05

We account for our stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, Accounting for Stock-Based Compensation, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 1.7% to 3.8%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 49.7% for the 2005 period, and 37.2% for the 2004 period. Using these assumptions, the fair value of the employee and outside director stock options which would have been expensed in the three month period ended March 31, 2005 and 2004 are $0.4 million and $0.3 million, respectively.

The following table illustrates the effect on net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands except per share data)	Three months ended March 31,
	2005	2004

Net income (loss), as reported:	$(649)	$721
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(398)	(332)
Pro forma net income (loss)	$(1,047)	$389

Basic and diluted earnings (loss) per share:
As reported	$(0.04)	$0.05
Pro forma	$(0.07)	$0.03

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

Note 5. Derivative Instruments and Other Comprehensive Income

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and ("SFAS No. 133"). SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

In 2001, we entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At March 31, 2005 and 2004, the fair value of these interest rate swap agreements was a liability of $0.2 million and $1.2 million, respectively, which are included in accrued expenses on the consolidated balance sheets. The derivative activity, as reported in our financial statements for the three months ended March 31, 2005 and 2004 is summarized in the following:

(in thousands)	Three months ended March 31,
	2005	2004

Net liability for derivatives at January 1	$(439)	$(1,201)

Gain (loss) in value of derivative instruments that do not qualify as hedging instruments	195	(28)

Net liability for derivatives at March 31	$(244)	$(1,229)

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

Note 7. Securitization Facility and Long-Term Debt

Our long-term debt and securitization facility consisted of the following at March 31, 2005 and December 31, 2004:

(in thousands)	March 31, 2005	December 31, 2004

Securitization Facility	$40,281	$44,148
Borrowings under Credit Agreement	$—	$8,000
Equipment and vehicle obligations with commercial lending institutions	19	22
Total long-term debt	19	8,022
Less current maturities	9	9
Long-term debt, less current portion	$10	$8,013

In December 2004, the Company entered into a Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at March 31, 2005). At March 31, 2005, the Company had no borrowings outstanding under the Credit Agreement. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries with the exception of CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of March 31, 2005, the Company had approximately $75.1 million of available borrowing capacity. At March 31, 2005 and December 31, 2004, the Company had undrawn letters of credit outstanding of approximately $74.9 million and $65.4 million, respectively.

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62.0 million of proceeds, subject to eligible receivables, and pays a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2005 and December 31, 2004, the Company had $40.3 million and $44.1 million outstanding, respectively, with weighted average interest rates of 2.8% and 2.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the Company's consolidated financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with these agreements as of March 31, 2005.

Note 8. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payments, replacing FASB 123 Accounting for Stock Based Compensation. SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R was to be effective for most public companies with interim or annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date, requiring companies to apply the Statement in the first annual period beginning after June 15, 2005. As such, we will adopt this statement effective January 2006. Our adoption of SFAS 123-R will impact our results of operations by increasing salaries, wages and related expenses. The amount of the expected impact is still being reviewed by the Company.

Note 9. Commitments and Contingencies

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

On March 7, 2003, an accident occurred in Wisconsin involving a vehicle and one of the Company's tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit was filed in the United States District Court in Minnesota by heirs of one of the decedents against the Company and its driver under the style: Bill Kayachitch and Susan Kayachitch as co-trustees for the heirs and next of kin of Souvorachak Kayachitch, deceased, vs. Julie Robinson and Covenant Transport, Inc. A demand for $20.0 million was made by the plaintiffs in that case in October 2004. The demand was reduced during an early settlement conference presided over by a judge. The last articulated demand was $6.0 million. The case is scheduled for trial in November 2005. Heirs of the other adult decedent and representatives of the child may file additional suits against the Company. The Company expects all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of its insurance policies.

On August 6, 2004, a two vehicle accident occurred in Texas involving a pick-up truck towing a flatbed trailer and one of the Company's tractors. The pick-up truck was occupied by two people and the trailer by four people. The Covenant tractor struck the rear of the trailer and the driver of the Company's tractor is alleged to have left the scene of the accident. One occupant of the trailer was killed and others were injured. A demand on behalf of the plaintiffs for $20.0 million has been made against the Company. On October 19, 2004, suit was filed in the District Court of Hudspeth County, Texas, 394th District, against the Company and its driver under the style: Toni Ann Zertuche et. al. vs. Covenant Transport, Inc. and Harold Dennis Mitchell. Mediation between the parties to the litigation is scheduled for May 2005 in Texas. The Company expects all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of its insurance policies.

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

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based upon the current beliefs and expectations of our management are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Actual results may differ from those set forth in the forward-looking statements. With respect to our expectations concerning freight rates and equipment utilization, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: the risk that a seasonal upturn in freight volumes and pricing does not occur; the risk that we continue to be unable to obtain the level of rate increases we expect regardless of increased freight volumes; the risk that customer diversion of freight is not temporary; and the risk that our perception of industry fundamentals is incorrect. With respect to our ability to improve margins and returns over time and our business in general, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess tractor or trailer capacity in the trucking industry; decreased demand for our services or loss of one or more of our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at the Company, customers, ports, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection; the volume and terms of diesel purchase commitments; interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment and changes in the resale value of our used equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and independent contractors; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other claims; increased insurance premiums; fluctuations in claims expenses that result from high self-insured retention amounts and differences between estimates used in establishing and adjusting claims reserves and actual results over time; adverse changes in claims experience and loss development factors; additional changes in management's estimates of liability based upon such experience and development factors; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including revised hours-of-service requirements for drivers; the ability to successfully execute the our initiative of improving the profitability of single-driver freight movements; the ability to control increases in operating costs; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with our various disclosures in our press releases, stockholder reports, and filings with the Securities Exchange Commission. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Executive Overview

We are one of the ten largest truckload carriers in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers.

For the three months ended March 31, 2005, total revenue remained relatively constant at $137.9 million compared to $137.7 million in the 2004 period. However, freight revenue, which excludes revenue from fuel surcharges, decreased 5.4%, to $123.6 million in the 2005 period from $130.6 million in the 2004 period. We experienced a net loss of $0.6 million, or $.04 per diluted share, compared with net income of $0.7 million or $.05 per diluted share, for the first three months of 2004. The decrease is net income resulted from our inability to generate sufficient increases in revenue per tractor to cover a substantial increase in our per mile operating costs.

Our operating results reflected a softer than expected freight environment for most of the quarter as well as high fuel prices and tough competition for drivers. Our business mix reflected a continuation of our trend toward a shorter length of haul and more dedicated routes. Although we retain a substantial team operation, we are shifting a meaningful portion of freight movements toward shorter lengths of haul. The general effects on our business have been higher rates offset partially by lower mileage utilization and an increase in non-revenue miles.

For the quarter, we increased our average freight revenue per loaded mile 10.4% compared with the first quarter of 2004. Average freight revenue per total mile increased 8.8%, reflecting a modest increase in non-revenue miles associated with a decrease in our average length of haul. Average freight revenue per tractor per week, our main measure of asset productivity, increased slightly, reflecting higher rates offset by fewer average miles per tractor. Our mileage utilization was negatively impacted by our shorter average length of haul, a decrease in the percentage of team-driven tractors, and softer than expected freight demand. The percentage of our tractor fleet without drivers was essentially constant year over year.

Our after-tax costs remained essentially constant on a per-mile basis with the level in the fourth quarter of 2004, but increased almost 10% per mile, or $.12 per mile, compared with the first quarter of 2004. The main factors were a $.09 increase in compensation expense driven primarily by increases in driver pay, a $.013 increase in fuel cost per mile net of fuel surcharge recovery, and an approximately $.02 per mile increase in our cost of insurance and claims resulting from an increase in our accrual rate for accidents. The increase in our ownership and operating costs associated with our tractor/trailer fleet has begun to flatten out as the maintenance savings of a newer fleet are offsetting more of the increased capital and trade-in costs of acquiring the new fleet. At March 31, 2005, the average age of our tractor and trailer fleets was 15 and 36 months, respectively.

Looking forward, we believe driver availability will continue to be the most pressing issue facing us and the industry for the foreseeable future. We expect competition for quality drivers to remain intense and that driver numbers will be the most substantial limiting factor on capacity growth. We expect many carriers to use future rate increases to increase driver compensation. For the foreseeable future, we do not expect to increase the size of our tractor fleet as we concentrate on efforts to improve our profitability.

At March 31, 2005, we had $190.0 million in stockholders' equity and $40.3 million in balance sheet debt for a total debt-to-capitalization ratio of 17.5% and a book value of $12.95 per share.

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

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Historically, we have measured freight revenue, before fuel and accessorial surcharges, in addition to total revenue. After the new hours-of-service regulations became effective January 4, 2004, accessorial revenue, primarily for equipment detention and stop offs, has increased significantly. Under the new regulatory requirements, we have determined it to be appropriate to reclassify accessorial revenue, excluding fuel surcharges, into freight revenue, and our historical financial statements have been conformed to this presentation. We continue to report fuel surcharge revenue separately. We measure revenue before fuel surcharges, or “freight revenue,” because we believe that fuel surcharges tend to be a volatile source of revenue. We believe the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.

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

Expenses and Profitability

For 2005, the key factors that we expect to affect our profitability are our revenue per mile, our miles per tractor, our compensation of drivers, our capital cost of revenue equipment, fuel costs, our costs of maintenance, and our insurance and claims expense. Our costs for driver compensation and the ownership and financing of our new equipment have increased significantly. To overcome these cost increases and improve our margins, we will need to achieve significant increases in revenue per tractor, particularly in revenue per mile. We also expect the following to significantly impact our profitability: maintenance costs, which has decreased because of a newer tractor fleet; insurance and claims, which can be volatile due to our large self-insured retention; miles per tractor, which will be affected by our ability to attract and retain drivers in an increasingly competitive driver market; and our success with improving the profitability of our solo driver fleet.

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

Increase to Claims Reserves

During the fourth quarter of 2004, we recorded a non-cash, after-tax increase to claims reserves of $12.2 million, or $0.82 per diluted share. Between 2001 and 2003, we increased our primary retention amounts from $5,000 per occurrence for workers' compensation and casualty claims to $1.0 million for workers' compensation and $2.0 million for casualty claims. Later during that period, we experienced substantial increases in the frequency of accidents and workers' compensation claims. Because of the significant increases in our retention amounts and in the frequency of claims, we engaged an independent third-party actuary as part of our process of assessing our claims reserve estimates. Based on our internal evaluation, including the results of the actuarial report, we recorded an aggregate $19.6 million pre-tax adjustment to our claims reserves during the fourth quarter of 2004. The adjustment included an $18.0 million increase to our casualty reserve, which was reflected under insurance and claims on our consolidated statement of operations, and a $1.5 million increase to our workers' compensation reserve, which was reflected in salaries, wages, and related expenses on our consolidated statement of operations.

The actuary also recommended a range of future accrual rates for workers' compensation and casualty claims, and our accrual rate for the first quarter was within that range. The expected range for workers' compensation accruals going forward is consistent with the rates we used over the last two years. This expense is recorded under salaries, wages, and related expenses on our consolidated statements of operations. The expected range for casualty accruals going forward is between $0.085 and $0.095 per mile (including premiums), which would be approximately 6.5% to 7.3% of freight revenue based on our first quarter results. The expected range for future accruals is based on our historical accident trends. Our actual future accrual rates will depend on a number of factors, including the frequency and severity of claims and our self-insured retention amounts.

Revenue Equipment

At March 31, 2005, we operated approximately 3,581 tractors and 8,909 trailers. Of our tractors, approximately 2,081 were owned, 1,302 were financed under operating leases, and 198 were provided by independent contractors, who own and drive their own tractors. Of our trailers, approximately 988 were owned and approximately 7,921 were financed under operating leases. Due to increases in purchase prices and lower residual values, the annual expense per tractor on model year 2004 and 2005 tractors is expected to be higher than the annual expense on the units being replaced. Approximately 85% of our fleet is 2004 or 2005 models.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended March 31,			Three Months Ended March 31,
	2005	2004		2005	2004
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	39.1	37.7	Salaries, wages, and related expenses	43.7	39.8
Fuel expense	24.3	20.0	Fuel expense (1)	15.5	15.7
Operations and maintenance	5.2	5.6	Operations and maintenance	5.8	5.9
Revenue equipment rentals and purchased transportation	11.1	13.5	Revenue equipment rentals and purchased transportation	12.4	14.2
Operating taxes and licenses	2.4	2.5	Operating taxes and licenses	2.7	2.7
Insurance and claims	6.4	6.0	Insurance and claims	7.1	6.3
Communications and utilities	1.3	1.3	Communications and utilities	1.4	1.4
General supplies and expenses	3.0	2.5	General supplies and expenses	3.4	2.7
Depreciation and amortization	7.0	8.6	Depreciation and amortization	7.8	9.0
Total operating expenses	99.8	97.8	Total operating expenses	99.8	97.7
Operating income	0.2	2.2	Operating income	0.2	2.3
Other expense, net	0.2	0.4	Other expense, net	0.2	0.5
Income before income taxes	0.0	1.8	Income before income taxes	0.0	1.9
Income tax expense	0.4	1.2	Income tax expense	0.5	1.3
Net income (loss)	(0.4)%	0.5%	Net income (loss)	(0.5)%	0.6%

(1)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($14.4 million and $7.1 million in the three months ended March 31, 2005, and 2004, respectively).

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2004

For the quarter ended March 31, 2005, total revenue remained relatively constant at $137.9 million and $137.7 million in the 2004 period. Total revenue includes $14.4 million and $7.1 million of fuel surcharge revenue in the 2005 and 2004 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue decreased $7.0 million, or 5.4%, to $123.6 million in the three months ended March 31, 2005, from $130.6 million in the same period of 2004. Our rate per loaded mile increased 10.4% but was offset by an 8.4% decrease in average miles per tractor and a decrease in the weighted average tractors to 3,473 in the 2005 period from 3,646 in the 2004 period. The decrease in the weighted average tractors was mainly due to fewer independent contractors which averaged 198 during the 2005 period versus an average of 396 in the 2004 period. Revenue per tractor per week remained essentially constant at $2,769 in the 2005 period and $2,749 in the 2004 period. We are continuing to constrain the size of our tractor fleet until our fleet utilization and profitability improve.

Salaries, wages, and related expenses increased $2.0 million, or 3.8%, to $53.9 million in the 2005 period, from $51.9 million in the 2004 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 43.7% in the 2005 period, from 39.8% in the 2004 period. Driver pay increased $2.4 million to 30.0% of freight revenue in the 2005 period from 26.5% of freight revenue in the 2004 period. The increase was largely attributable to increases in the pay per mile instituted during 2004 and in March 2005, which more than offset lower miles per tractor. Management expects driver wages, excluding benefits, to increase as a result of the pay increases and retention programs. Our payroll expense for employees, other than over the road drivers, remained essentially constant at $9.3 million and $9.4 million in the 2005 and 2004 periods, respectively. Health insurance, employer paid taxes, workers' compensation, and other employee benefits also remained essentially constant at 6.2% of freight revenue in the 2005 period and 6.1% of freight revenue in the 2004 period.

Fuel expense, net of fuel surcharge revenue of $14.4 million in the 2005 period and $7.1 million in the 2004 period, decreased $1.4 million, or 6.5%, to $19.1 million in the 2005 period, from $20.5 million in the 2004 period. As a percentage of freight revenue, net fuel expense remained essentially constant at 15.5% in the 2005 period and 15.7% in the 2004 period. Fuel prices increased sharply during 2005 from already high levels during 2004. Our fuel surcharge program was able to offset a substantial portion of the higher fuel prices. Fuel surcharges amounted to $0.15 per total mile in the 2005 period and $0.06 per total mile in the 2004 period. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased $0.5 million to $7.2 million in the 2005 period from $7.7 million in the 2004 period. As a percentage of freight revenue, operations and maintenance remained essentially constant at 5.8% in the 2005 period and 5.9% in the 2004 period. The decrease resulted in part from the implementation of our equipment plan to change our four year tractor trade cycle back to a period of approximately three years, which has reduced the average age of our tractor fleet. Accordingly, maintenance costs have decreased. The average age of our tractor fleet has decreased to 15 months at March 31, 2005, from 18 months at March 31, 2004. The maintenance savings are expected to be partially offset by increased driver recruiting expense due to the greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation decreased $3.2 million, or 17.3%, to $15.4 million in the 2005 period, from $18.6 million in the 2004 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 12.4% in the 2005 period from 14.2% in the 2004 period. The decrease is due principally to a decrease in the percentage of our total miles that were driven by independent contractors, which more than offset an increase in revenue equipment rental payments. Payments to independent contractors decreased $5.1 million to $5.5 million in the 2005 period from $10.6 million in the 2004 period, mainly due to a decrease in the independent contractor fleet to an average of 198 during the 2005 period versus an average of 396 in the 2004 period. Tractor and trailer equipment rental expense increased $1.9 million, to $9.9 million compared with $8.0 million in the same period of 2004. We had financed approximately 1,302 tractors and 7,921 trailers under operating leases at March 31, 2005, compared with 966 tractors and 7,667 trailers under operating leases at March 31, 2004.

Operating taxes and licenses remained essentially constant at $3.3 million and $3.5 million in the 2005 and 2004 periods, respectively. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.7% in the 2004 and 2005 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $0.6 million, or 6.9%, to approximately $8.8 million in the 2005 period from approximately $8.3 million in the 2004 period. As a percentage of freight revenue, insurance and claims increased to 7.1% in the 2005 period from 6.3% in the 2004 period. Due to significant increases in our retention amounts and in the frequency of claims, we engaged an independent third-party actuary as part of our process of assessing our claims reserve estimates during the fourth quarter of 2004, as discussed above. Based on our internal evaluation, including the results of the actuarial report, we expect the range for casualty accruals going forward to be between $0.085 and $0.095 per mile (including premiums), which would be approximately 6.5% to 7.3% of freight revenue based on our first quarter results.

During the first quarter of 2005, we renewed our casualty and workers' compensation programs through February 2007. In general, for casualty claims after March 1, 2005, we have insurance coverage up to $50.0 million per claim. We are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which results in the total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold is reached. We are self insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities expense remained essentially constant at $1.6 million in the 2005 period and $1.8 million in the 2004 period. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.4% in the 2005 and 2004 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.7 million to $4.2 million in the 2005 period from $3.5 million in the 2004 period. As a percentage of freight revenue, general supplies and expenses increased to 3.4% in the 2005 period from 2.7% in the 2004 period. The increase is partially due to our paying for physicals and drug tests for our drivers, which in the past we were charging to the drivers, and an increase in our provision for losses on accounts receivable.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $2.1 million, or 18.1%, to $9.7 million in the 2005 period from $11.8 million in the 2004 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.8% in the 2005 period from 9.0% in the 2004 period. The decrease primarily related to lower losses on the sale of equipment and more equipment being leased instead of purchased. To the extent equipment is leased under operating leases, the amounts will be reflected in revenue equipment rentals and purchased transportation. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Loss on the disposal of tractors and trailers was approximately $0.2 million in the 2005 period compared to $1.0 million in the 2004 period.

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

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, decreased $0.3 million, to $0.3 million in the 2005 period from $0.6 million in the 2004 period, primarily due to an approximately $0.2 million pre-tax, non-cash gain in the 2005 period related to the accounting for interest rate derivatives under SFAS No. 133, compared to a loss of approximately $28,000 in the 2004 period. As a percentage of freight revenue, other expense, net, decreased to 0.3% in the 2005 period from 0.4% in the 2004 period.

Our income tax expense was $0.6 million and $1.7 million in the 2005 and 2004 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced a loss of $0.6 million in the 2005 period compared with net income of $0.7 million in the 2004 period. As a result of the foregoing, our net margin decreased to (0.5) % in the 2005 period from 0.6% in the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and a line of credit, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at March 31, 2005, were funds provided by operations, proceeds under the Securitization Facility, borrowings under our Credit Agreement, and operating leases of revenue equipment.

Over the past several years, we have financed a large and increasing percentage of our revenue equipment through operating leases. This has reduced the net value of revenue equipment reflected on our balance sheet, reduced our borrowings and increased our net cash flows compared to purchasing all of our revenue equipment. Certain items could fluctuate depending on whether we finance our revenue equipment through borrowings or through operating leases. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $50.0 to $55.0 million in 2005, exclusive of acquisitions of companies, assuming all revenue equipment is purchased. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our Credit Agreement and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $22.1 million in the 2005 period and $17.7 million in the 2004 period. In the 2005 period, our primary source of cash flow from operations was from receivables and depreciation and amortization. The number of days sales in accounts receivable decreased to 39 days in 2005 from 41 days in 2004 due to resolving and collecting detention accessorial revenue related to the hours of service regulations that went into effect in 2004.

Net cash used in investing activities was $12.4 million in the 2005 period related to the purchase of tractors and trailers. Net cash provided by investing activities was $2.4 million in the 2004 period and was derived from the sale of revenue equipment during the period.

Net cash used in financing activities was $13.3 million in the 2005 period, and $21.2 million in the 2004 period, primarily to reduce debt. During the three month period ended March 31, 2005, we reduced outstanding balance sheet debt by $11.9 million and repurchased $1.8 million of Company stock. During the first quarter of 2005, we purchased a total of 320,000 shares with an average price of $17.21 totaling $5.5 million. We funded $1.8 million during the first quarter of 2005 and will fund the remaining $3.7 million in April 2005, using proceeds from the Securitization Facility. At March 31, 2005, we had outstanding debt of $40.3 million primarily from the Securitization Facility, with an interest rate of 2.8%.

In May 2004, the Board of Directors authorized a stock repurchase plan for up to 1.0 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. During 2004, we purchased a total of 126,100 shares with an average price of $15.78. During the first quarter of 2005, we purchased a total of 320,000 shares with an average price of $17.21. The stock repurchase plan referenced herein expires May 31, 2005.

Material Debt Agreements

In December 2004, we entered into a Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at March 31, 2005). At March 31, 2005, we had no borrowings outstanding under the Credit Agreement. The Credit Agreement is guaranteed by us and all of our subsidiaries with the exception of CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature, which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of our subsidiaries. A commitment fee that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of March 31, 2005, we had approximately $75.1 million of available borrowing capacity. At March 31, 2005 and December 31, 2004, we had undrawn letters of credit outstanding of approximately $74.9 million and $65.4 million, respectively.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2005 and December 31, 2004, we had $40.3 million and $44.1 million outstanding, respectively, with weighted average interest rates of 2.8% and 2.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with these agreements as of March 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment and Company airplane. At March 31, 2005, we had financed approximately 1,302 tractors and 7,921 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $10.2 million in the 2005 period, compared to $8.6 million in the 2004 period. The total amount of remaining payments under operating leases as of March 31, 2005, was approximately $135.0 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of March 31, 2005, the maximum amount of the residual value guarantees was approximately $61.4 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2004. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

During 2004 we engaged an independent, third-party actuarial firm to assist us in evaluating our claims reserves estimates. As a result of the actuarial study and our own procedures we recorded a $19.6 million non-cash, pretax increase to claims reserves during the fourth quarter of 2004. We have incorporated several procedures suggested by the actuary into our claims estimation process.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning our aggregate coverage limits. From 1999 to present, we have generally carried excess coverage in amounts that have ranged from $15.0 million to $49.0 million in addition to our primary insurance coverage. During the first quarter of 2005, we renewed our casualty program through February 2007. In general, for casualty claims after March 1, 2005, we have excess insurance coverage up to $50.0 million per claim. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount, and our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. Currently, we are not aware of any such claims. If one or more claims were to exceed our effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment and Company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of March 31, 2005, the maximum amount of the residual value guarantees was approximately $61.4 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes - In this area, we make important judgments concerning a variety of factors, including, the appropriateness of tax strategies, expected future tax consequences based on our future performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. In connection with an audit of our 2001 and 2002 tax returns, the IRS proposed to disallow three of our tax strategies. We have filed an appeal in the matter and have not yet been contacted by the IRS Appeals Division to schedule a hearing. In April 2004, we submitted a $5.0 million cash bond to the Internal Revenue Service to prevent any future interest expense in the event of an unsuccessful defense of the strategies. In addition, we have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the strategies. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. No valuation reserve has been established at March 31, 2005, because, based on forecasted income, we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During 2005, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statement of operations.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The cost of fuel also has risen substantially over the past three years. We believe this increase primarily reflects world events rather than underlying inflationary pressure. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and the effects of fuel prices through fuel surcharges.

The engines used in our newer tractors are subject to new emissions control regulations, which have substantially increased our operating expenses. As of March 31, 2005, approximately 86% of our tractor fleet have such emissions compliant engines and are experiencing approximately 2% to 4% reduced fuel economy. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements, and have eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter net income historically has been lower than net income in each of the other three quarters of the year. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation. During September and October, business increases as a result of increased retail merchandise shipped in anticipation of the holidays.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement and our Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a consolidated leverage ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at March 31, 2005 and we had no variable, base rate borrowings under the Credit Agreement.

During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. Due to the counter-parties' embedded options to cancel, these derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying consolidated statement of operations. At March 31, 2005, the fair value of these interest rate swap agreements was a liability of $0.2 million.

Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At March 31, 2005, borrowings of $40.3 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at March 31, 2005 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $203,000.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures.

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

On March 7, 2003, an accident occurred in Wisconsin involving a vehicle and one of our tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit was filed on July 2, 2003, in the United States District Court in Minnesota by heirs of one of the decedents against us and our driver under the style: Bill Kayachitch and Susan Kayachitch as co-trustees for the heirs and next of kin of Souvorachak Kayachitch, deceased, vs. Julie Robinson and Covenant Transport, Inc. A demand for $20.0 million was made by the plaintiffs in that case in October 2004. The demand was reduced during an early settlement conference presided over by a judge. The last articulated demand was $6.0 million. The case is scheduled for trial in November 2005. Heirs of the other adult decedent and representatives of the child may file additional suits against us. We expect all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of our insurance policies.

On August 6, 2004, a two vehicle accident occurred in Texas involving a pick-up truck towing a flatbed trailer and one of our tractors. The pick-up truck was occupied by two people and the trailer by four people. Our tractor struck the rear of the trailer and our driver is alleged to have left the scene of the accident. One occupant of the trailer was killed and others were injured. A demand on behalf of the plaintiffs for $20.0 million has been made against us. On October 19, 2004, suit was filed in the District Court of Hudspeth County, Texas, 394th District, against us and our driver under the style: Toni Ann Zertuche et. al. vs. Covenant Transport, Inc. and Harold Dennis Mitchell. Mediation between the parties to the litigation is scheduled for May 2005 in Texas. We expect all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of our insurance policies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Purchases of Equity Securities by the Issuer and Affiliated Purchasers (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approx. Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	0	N/A	0	873,900
February 1, 2005 - February 28, 2005	0	N/A	0	873,900
March 1, 2005 - March 31, 2005	320,000	$17.21	320,000	553,900
Total	320,000	$17.21	320,000	553,900

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

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation.
3.2	(1)	Amended Bylaws dated September 27, 1994.
4.1	(1)	Restated Articles of Incorporation.
4.2	(1)	Amended Bylaws dated September 27, 1994.
10.16	#
Amendment No. 8 to Loan Agreement dated March 29, 2005 among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc.

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

COVENANT TRANSPORT, INC.

Date: May 9, 2005	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief Financial Officer,
in his capacity as such and on behalf of the issuer.