Form 10-Q
period 2005-06-30
COVENANT TRANSPORT INC
filed 2005-08-05
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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

YES [ X ]     NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 2, 2005).

Class A Common Stock, $.01 par value: 11,629,208 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART I FINANCIAL INFORMATION
		Page Number
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26
PART II OTHER INFORMATION
		Page Number
Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits	29

ITEM 1. FINANCIAL STATEMENTS
COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	June 30, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$143	$5,066
Accounts receivable, net of allowance of $1,950 in 2005 and $1,700 in 2004	65,874	74,127
Drivers advances and other receivables	3,750	7,400
Inventory and supplies	4,140	3,581
Prepaid expenses	19,638	11,643
Deferred income taxes	19,832	19,832
Income taxes receivable	5,689	5,689
Total current assets	119,066	127,338

Property and equipment, at cost	313,527	298,389
Less accumulated depreciation and amortization	(85,248)	(88,967)
Net property and equipment	228,279	209,422

Other assets	25,998	23,266

Total assets	$373,343	$360,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	9	9
Securitization facility	40,281	44,148
Accounts payable	7,772	6,574
Accrued expenses	14,428	15,253
Insurance and claims accrual	46,052	46,200
Total current liabilities	108,542	112,184

Long-term debt, less current maturities	47,008	8,013
Deferred income taxes	33,280	44,130
Total liabilities	188,830	164,327

Commitments and contingent liabilities

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,447,608 and 13,421,527 shares issued; 11,629,208 and 12,323,927 outstanding as of June 30, 2005 and December 31, 2004, respectively	130	134
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004	24	24
Additional paid-in-capital	91,529	91,058
Treasury Stock at cost; 1,818,400 and 1,097,600 shares as of June 30, 2005 and December 31, 2004, respectively	(21,582)	(9,925)
Retained earnings	114,412	114,408
Total stockholders' equity	184,513	195,699
Total liabilities and stockholders' equity	$373,343	$360,026
The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)

	2005	2004	2005	2004

Freight revenue	$138,736	$140,036	$262,306	$270,626
Fuel surcharges	18,077	9,811	32,433	16,888
Total revenue	$156,813	$149,847	$294,739	$287,514

Operating expenses:
Salaries, wages, and related expenses	60,967	56,378	114,913	108,336
Fuel expense	39,905	30,264	73,395	57,816
Operations and maintenance	8,444	7,482	15,672	15,193
Revenue equipment rentals and purchased transportation	15,049	18,589	30,409	37,153
Operating taxes and licenses	3,604	3,674	6,943	7,153
Insurance and claims	9,603	8,999	18,437	17,264
Communications and utilities	1,601	1,535	3,240	3,316
General supplies and expenses	4,314	3,524	8,464	7,021
Depreciation and amortization, including gains (losses) on disposition of equipment	10,284	10,677	19,948	22,480
Total operating expenses	153,771	141,122	291,421	275,732
Operating income	3,042	8,725	3,318	11,782
Other (income) expenses:
Interest expense	1,038	655	1,652	1,263
Interest income	(57)	(69)	(101)	(87)
Other	(94)	(510)	(330)	(482)
Other expenses, net	887	76	1,221	694
Income before income taxes	2,155	8,649	2,097	11,088
Income tax expense	1,503	4,261	2,094	5,981
Net income	$652	$4,388	$3	$5,107
Net income per share:
Basic earnings per share:	$0.05	$0.30	$0.00	$0.35
Diluted earnings per share:	$0.05	$0.30	$0.00	$0.34

Basic weighted average shares outstanding	14,100	14,643	14,375	14,660
Diluted weighted average shares outstanding	14,182	14,787	14,533	14,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands)

	Six months ended June 30, (unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$3	$5,107
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	510	83
Depreciation and amortization	20,067	21,031
Deferred income taxes (benefit)	(10,850)	(9,500)
Income tax benefit from exercise of stock options	50	20
(Gain) loss on disposition of property and equipment	(119)	1,449
Changes in operating assets and liabilities:
Receivables and advances	8,592	(6,542)
Prepaid expenses and other assets	(7,994)	2,224
Inventory and supplies	(559)	329
Insurance and claims accrual	(148)	2,146
Accounts payable and accrued expenses	371	(2,083)
Net cash flows provided by operating activities	9,924	14,264

Cash flows from investing activities:
Acquisition of property and equipment	(66,975)	(34,663)
Proceeds from disposition of property and equipment	28,230	25,975
Net cash flows used in investing activities	(38,745)	(8,688)

Cash flows from financing activities:
Exercise of stock options	418	120
Repurchase of company stock	(11,657)	(1,913)
Proceeds from issuance of debt	78,000	40,026
Repayments of debt	(42,872)	(41,200)
Deferred costs	8	—
Net cash provided by (used in) financing activities	23,898	(2,967)
Net change in cash and cash equivalents	(4,923)	2,609

Cash and cash equivalents at beginning of period	5,066	3,306
Cash and cash equivalents at end of period	$143	$5,915

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

Note 2.   Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the six month period ended June 30, 2005 and 2004 equaled net income.

Note 3.   Basic and Diluted Earnings per Share

We apply the provisions of FASB SFAS No. 128, Earnings per Share, which requires us to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted earnings per share for the three months ended June 30, 2005 and June 30, 2004, excludes approximately 857,946 and 245,133 shares, respectively and approximately 226,998 and 209,396 shares, respectively, for the six months ended June 30, 2005 and June 30, 2004, since the effect of assumed exercise of the related options would be antidilutive.

     The following table sets forth for the periods indicated the calculation of net earnings per share included in our consolidated statements of operations:

(in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:

Net earnings	$652	$4,388	$3	$5,107

Denominator:

Denominator for basic earnings per share - weighted-average shares	14,100	14,643	14,375	14,660
Effect of dilutive securities:
Employee stock options	82	144	158	163
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	14,182	14,787	14,533	14,823

Net income per share:
Basic earnings per share:	$0.05	$0.30	$0.00	$0.35
Diluted earnings per share:	$0.05	$0.30	$0.00	$0.34

We account for our stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, Accounting for Stock-Based Compensation, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.8% to 3.9%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 46.3% for the 2005 period, and 51.6% for the 2004 period. Using these assumptions, the fair value of the employee and outside director stock options which would have been expensed in the three month period ended June 30, 2005 and 2004 are $1.3 million and $0.3 million, respectively, and in the six month period ended June 30, 2005 and 2004 are $1.7 million and $0.6 million, respectively. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income, as reported:	$652	$4,388	$3	$5,107

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,349)	(278)	(1,744)	(613)
Pro forma net income (loss)	$(697)	$4,110	$(1,741)	$4,494

Basic earnings (loss) per share:
As reported	$0.05	$0.30	$0.00	$0.35
Pro forma	$(0.05)	$0.28	$(0.12)	$0.31

Diluted earnings (loss) per share:
As reported	$0.05	$0.30	$0.00	$0.34
Pro forma	$(0.05)	$0.28	$(0.12)	$0.30

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

In 2001, we entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At June 30, 2005 and 2004, the fair value of these interest rate swap agreements was a liability of $0.2 million and $0.7 million, respectively, which are included in accrued expenses on the consolidated balance sheets. The derivative activity, as reported in our financial statements for the six months ended June 30, 2005 and 2004 is summarized in the following:

(in thousands)	Six months ended June 30,
	2005	2004

Net liability for derivatives at January 1	$(439)	$(1,201)

Gain in value of derivative instruments that do not qualify as hedging instruments	273	481

Net liability for derivatives at June 30	$(166)	$(720)

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

Note 7.   Securitization Facility and Long-Term Debt

Our long-term debt and securitization facility consisted of the following at June 30, 2005 and December 31, 2004:

(in thousands)	June 30, 2005	December 31, 2004

Securitization Facility	$40,281	$44,148
Borrowings under Credit Agreement	$47,000	$8,000
Equipment and vehicle obligations with commercial lending institutions	17	22
Total long-term debt	$47,017	8,022
Less current maturities	9	9
Long-term debt, less current portion	$47,008	$8,013

In December 2004, the Company entered into a Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at June 30, 2005). At June 30, 2005, the Company had $47.0 million outstanding under the Credit Agreement. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries with the exception of CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of June 30, 2005, the Company had approximately $29.6 million of available borrowing capacity. At June 30, 2005 and December 31, 2004, the Company had undrawn letters of credit outstanding of approximately $73.4 million and $65.4 million, respectively.

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62.0 million of proceeds, subject to eligible receivables, and pays a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of June 30, 2005 and December 31, 2004, the Company had $40.3 million and $44.1 million outstanding, respectively, with weighted average interest rates of 3.2% and 2.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the Company's consolidated financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We amended the Credit Agreement on July 18, 2005 and subject to such agreement we were in compliance with these agreements as of June 30, 2005.

Note 8.   Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payments, replacing FASB 123 Accounting for Stock Based Compensation. SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R was to be effective for most public companies with interim or annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date, requiring companies to apply the Statement in the first annual period beginning after June 15, 2005. As such, we will adopt this statement effective January 2006. Our adoption of SFAS 123-R will impact our results of operations by increasing salaries, wages, and related expenses. The amount of the expected impact is still being reviewed by the Company.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections.  Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements.  The Statement changes the accounting for, and reporting of, a change in accounting principle.  Statement 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   The Statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We will adopt this statement effective January 2006.

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

On March 7, 2003, an accident occurred in Wisconsin involving a vehicle and one of the Company's tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit was filed in the United States District Court in Minnesota by heirs of one of the decedents against the Company and its driver under the style: Bill Kayachitch and Susan Kayachitch as co-trustees for the heirs and next of kin of Souvorachak Kayachitch, deceased, vs. Julie Robinson and Covenant Transport, Inc. A demand for $20.0 million was made by the plaintiffs in that case in October 2004 and was reduced during an early settlement conference presided over by a judge. The last articulated demand from the plaintiffs in that case was $6.0 million. The case is scheduled for trial in November 2005. Heirs of the other adult decedent have settled. Representatives of the child may file an additional suit against the Company. The Company expects all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of its insurance policies.

On August 6, 2004, a two vehicle accident occurred in Texas involving a pick-up truck towing a flatbed trailer and one of the Company's tractors. The pick-up truck was occupied by two people and the trailer by four people. The Covenant tractor struck the rear of the trailer and the driver of the tractor is alleged to have left the scene of the accident. One occupant of the trailer was killed and others were injured. A demand on behalf of the plaintiffs for $20.0 million has been made against the Company. On October 19, 2004, suit was filed in the District Court of Hudspeth County, Texas, 394th District, against the Company and its driver under the style: Toni Ann Zertuche et. al. vs. Covenant Transport, Inc. and Harold Dennis Mitchell. Mediation between the parties to the litigation occurred in May 2005. The claim was settled, and the suit will be dismissed.

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

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based upon the current beliefs and expectations of our management are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Actual results may differ from those set forth in the forward-looking statements. With respect to our expectations concerning freight rates and equipment utilization, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: the risk that a seasonal upturn in freight volumes and pricing does not occur; the risk that we continue to be unable to obtain the level of rate increases we expect regardless of increased freight volumes; the risk that customer diversion of freight is not temporary; and the risk that our perception of industry fundamentals is incorrect. With respect to our ability to improve margins and returns over time and our business in general, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess tractor or trailer capacity in the trucking industry; decreased demand for our services or loss of one or more of our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at the Company, customers, ports, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection; the volume and terms of diesel purchase commitments; interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment and changes in the resale value of our used equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and independent contractors; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other claims; increased insurance premiums; fluctuations in claims expenses that result from high self-insured retention amounts and differences between estimates used in establishing and adjusting claims reserves and actual results over time; adverse changes in claims experience and loss development factors; additional changes in management's estimates of liability based upon such experience and development factors; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including revised hours-of-service requirements for drivers; the ability to successfully execute our initiative of improving the profitability of single-driver freight movements; the ability to control increases in operating costs; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with our various disclosures in our press releases, stockholder reports, and filings with the Securities Exchange Commission. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

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

For the six months ended June 30, 2005, total revenue increased $7.2 million, or 2.5%, to $294.7 million from $287.5 million in the 2004 period. However, freight revenue, which excludes revenue from fuel surcharges, decreased 3.1%, to $262.3 million in the 2005 period from $270.6 million in the 2004 period. Our earnings for the six month period were break even, compared with net income of $5.1 million or $.34 per diluted share, for the first six months of 2004. The decrease in net income resulted from our inability to generate sufficient increases in revenue per tractor to cover a substantial increase in our per mile operating costs.

Our operating results reflected a softer than expected freight environment for most of the six months as well as high fuel prices and tough competition for drivers. Our business mix reflected a continuation of our trend toward a shorter length of haul and more dedicated routes. Although we retain a substantial team operation, we are shifting a meaningful portion of freight movements toward shorter lengths of haul. The general effects on our business have been higher rates offset partially by lower mileage utilization and an increase in non-revenue miles.

For the six month period, we increased our average freight revenue per loaded mile 9.9% compared with the first six months of 2004. Average freight revenue per total mile increased 8.3%, reflecting a modest increase in non-revenue miles associated with a decrease in our average length of haul. Average freight revenue per tractor per week, our main measure of asset productivity, decreased slightly, reflecting higher rates offset by fewer average miles per tractor. Our mileage utilization was negatively impacted by our shorter average length of haul, a decrease in the percentage of team-driven tractors, and softer than expected freight demand. The percentage of our tractor fleet without drivers was essentially constant year over year.

Our after-tax costs remained essentially constant on a per-mile basis with the level in the first quarter of 2005, but increased almost 10% per mile, or $.12 per mile, compared with the first six months of 2004. The main factors were a $.09 increase in compensation expense driven primarily by increases in driver pay in the second half of 2004 and in March and April of 2005, a $.02 increase in fuel cost per mile net of fuel surcharge recovery, and an approximately $.015 per mile increase in our cost of insurance and claims resulting from an increase in our accrual rate for accidents. The increase in our ownership and operating costs associated with our tractor/trailer fleet has begun to flatten out as the maintenance savings of a newer fleet are offsetting more of the increased capital and trade-in costs of acquiring the new fleet. At June 30, 2005, the average age of our tractor and trailer fleets was 16 and 38 months, respectively.

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

At June 30, 2005, we had $184.5 million in stockholders' equity and $87.3 million in balance sheet debt for a total debt-to-capitalization ratio of 32.1% and a book value of $12.70 per share.

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

Increase to Claims Reserves

During the fourth quarter of 2004, we recorded a non-cash, after-tax increase to claims reserves of $12.2 million, or $0.82 per diluted share as a result of an in-depth evaluation of our claims, including a report by an independent third-party actuary. The actuary also recommended a range of future accrual rates for workers' compensation and casualty claims, and our accrual rate for the first six months of 2005 was within that range. The expected range for workers' compensation accruals going forward is consistent with the rates we used over the last two years. This expense is recorded under salaries, wages, and related expenses on our consolidated statements of operations. The expected range for casualty accruals going forward is between $0.085 and $0.095 per mile (including premiums), which would be approximately 6.4% to 7.2% of freight revenue based on our first six months results. The expected range for future accruals is based on our historical accident trends. Our actual future accrual rates will depend on a number of factors, including the frequency and severity of claims and our self-insured retention amounts.

Revenue Equipment

At June 30, 2005, we operated approximately 3,620 tractors and 8,733 trailers. Of our tractors, approximately 2,337 were owned, 1,088 were financed under operating leases, and 195 were provided by independent contractors, who own and drive their own tractors. Of our trailers, approximately 808 were owned and approximately 7,925 were financed under operating leases. Due to increases in purchase prices and lower residual values, the annual expense per tractor on model year 2004 and 2005 tractors is expected to be higher than the annual expense on the units being replaced. Approximately 94% of our fleet is 2004 or newer models.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended June 30,			Three Months Ended June 30,
	2005	2004		2005	2004
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	38.9	37.6	Salaries, wages, and related expenses	43.9	40.3
Fuel expense	25.4	20.2	Fuel expense (1)	15.7	14.6
Operations and maintenance	5.4	5.0	Operations and maintenance	6.1	5.3
Revenue equipment rentals and purchased transportation	9.6	12.4	Revenue equipment rentals and purchased transportation	10.8	13.3
Operating taxes and licenses	2.3	2.5	Operating taxes and licenses	2.6	2.6
Insurance and claims	6.1	6.0	Insurance and claims	6.9	6.4
Communications and utilities	1.0	1.0	Communications and utilities	1.2	1.1
General supplies and expenses	2.8	2.4	General supplies and expenses	3.1	2.5
Depreciation and amortization	6.6	7.1	Depreciation and amortization	7.4	7.6
Total operating expenses	98.1	94.2	Total operating expenses	97.8	93.8
Operating income	1.9	5.8	Operating income	2.2	6.2
Other expense, net	0.6	0.1	Other expense, net	0.6	0.1
Income before income taxes	1.4	5.8	Income before income taxes	1.6	6.2
Income tax expense	1.0	2.8	Income tax expense	1.1	3.0
Net income	0.4%	2.9%	Net income	0.5%	3.1%

(1)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($18.1 million and $9.8 million in the three months ended June 30, 2005, and 2004, respectively).

	Six Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004
Total revenue	100.0%	100.0%	Freight revenue (2)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	39.0	37.7	Salaries, wages, and related expenses	43.8	40.0
Fuel expense	24.9	20.1	Fuel expense (2)	15.6	15.1
Operations and maintenance	5.3	5.3	Operations and maintenance	6.0	5.6
Revenue equipment rentals and purchased transportation	10.3	12.9	Revenue equipment rentals and purchased transportation	11.6	13.7
Operating taxes and licenses	2.4	2.5	Operating taxes and licenses	2.6	2.6
Insurance and claims	6.3	6.0	Insurance and claims	7.0	6.4
Communications and utilities	1.1	1.2	Communications and utilities	1.2	1.2
General supplies and expenses	2.9	2.4	General supplies and expenses	3.2	2.6
Depreciation and amortization	6.8	7.8	Depreciation and amortization	7.6	8.3
Total operating expenses	98.9	95.9	Total operating expenses	98.7	95.6
Operating income	1.1	4.1	Operating income	1.3	4.4
Other expense, net	0.4	0.2	Other expense, net	0.5	0.3
Income before income taxes	0.7	3.9	Income before income taxes	0.8	4.1
Income tax expense	0.7	2.1	Income tax expense	0.8	2.2
Net income	0.0%	1.8%	Net income	0.0%	1.9%

(2)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($32.4 million and $16.9 million in the six months ended June 30, 2005, and 2004, respectively).

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2004

For the quarter ended June 30, 2005, total revenue increased $7.0 million, or 4.6%, to $156.8 million from $149.8 million in the 2004 period. Total revenue includes $18.0 million and $9.8 million of fuel surcharge revenue in the 2005 and 2004 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue remained relatively constant at $138.7 million in the three months ended June 30, 2005, and $140.0 million in the same period of 2004. Our rate per loaded mile increased 9.4% but was offset by an 8.4% decrease in average miles per tractor. Revenue per tractor per week decreased to $2,961 in the 2005 period from $2,996 in the 2004 period. We are continuing to constrain the size of our tractor fleet until our fleet utilization and profitability improve.

Salaries, wages, and related expenses increased $4.6 million, or 8.1%, to $61.0 million in the 2005 period, from $56.4 million in the 2004 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 43.9% in the 2005 period, from 40.3% in the 2004 period. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted during 2004 and in the first half of 2005. Driver pay increased $4.5 million to $43.0 million in the 2005 period from $38.5 million in the 2004 period. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, remained relatively constant. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim. During the first quarter of 2005, we renewed our workers' compensation program through February 2007.

Fuel expense, net of fuel surcharge revenue of $18.1 million in the 2005 period and $9.8 million in the 2004 period, increased $1.4 million, or 6.7%, to $21.8 million in the 2005 period, from $20.5 million in the 2004 period. As a percentage of freight revenue, net fuel expense increased to 15.7% in the 2005 period from 14.6% in the 2004 period. Fuel prices increased sharply during 2005 from already high levels during 2004. Our fuel surcharge program was able to offset a substantial portion of the higher fuel prices. Fuel surcharges amounted to $0.18 per total mile in the 2005 period and $0.09 per total mile in the 2004 period. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.0 million to $8.4 million in the 2005 period from $7.5 million in the 2004 period. As a percentage of freight revenue, operations and maintenance increased to 6.1% in the 2005 period from 5.3% in the 2004 period. The increase resulted in part from higher unloading costs and increased driver recruiting expense due to a tighter supply of drivers.

Revenue equipment rentals and purchased transportation decreased $3.5 million, or 19.0%, to $15.0 million in the 2005 period, from $18.6 million in the 2004 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 10.8% in the 2005 period from 13.3% in the 2004 period. The decrease is due principally to a decrease in the percentage of our total miles that were driven by independent contractors, which more than offset an increase in revenue equipment rental payments. Payments to independent contractors decreased $4.3 million to $5.3 million in the 2005 period from $9.5 million in the 2004 period, mainly due to a decrease in the independent contractor fleet to an average of 197 during the 2005 period versus an average of 294 in the 2004 period. Tractor and trailer equipment rental and other related expenses increased $0.7 million, to $9.8 million compared with $9.1 million in the same period of 2004. We had financed approximately 1,088 tractors and 7,925 trailers under operating leases at June 30, 2005, compared with 1,035 tractors and 7,611 trailers under operating leases at June 30, 2004.

Operating taxes and licenses remained essentially constant at $3.6 million and $3.7 million in the 2005 and 2004 periods, respectively. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.6% in the 2004 and 2005 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $0.6 million, or 6.7%, to approximately $9.6 million in the 2005 period from approximately $9.0 million in the 2004 period. As a percentage of freight revenue, insurance and claims increased to 6.9% in the 2005 period from 6.4% in the 2004 period. Due to significant increases in our retention amounts and in the frequency of claims, we engaged an independent third-party actuary as part of our process of assessing our claims reserve estimates during the fourth quarter of 2004, as discussed above. Based on our internal evaluation, including the results of the actuarial report, we expect the range for casualty accruals going forward to be between $0.085 and $0.095 per mile (including premiums), which would be approximately 6.3% to 7.0% of freight revenue based on our second quarter results.

During the first quarter of 2005, we renewed our casualty program through February 2007. In general, for casualty claims after March 1, 2005, we have insurance coverage up to $50.0 million per claim. We are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which results in the total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold is reached. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities expense remained essentially constant at $1.6 million and $1.5 million in the 2005 and 2004 periods, respectively. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% in the 2005 period and 1.1% in the 2004 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.8 million to $4.3 million in the 2005 period from $3.5 million in the 2004 period. As a percentage of freight revenue, general supplies and expenses increased to 3.1% in the 2005 period from 2.5% in the 2004 period. The increase is partially due to our paying for physicals and drug tests for our drivers, which in the past were paid for by the drivers, an increase in our travel expenses related to customer visits, and an increase in our provision for losses on accounts receivable.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $0.4 million, or 3.7%, to $10.3 million in the 2005 period from $10.7 million in the 2004 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.4% in the 2005 period from 7.6% in the 2004 period. The decrease primarily related to a gain on the disposal of tractors and trailers of approximately $0.3 million in the 2005 period compared to a loss of $0.5 million in the 2004 period. This was partially offset by increased depreciation expense due to the purchase of a substantial amount of equipment during the quarter and a decrease in average freight revenue per tractor. We purchased the majority of our tractors and trailers in the first half of 2005 in order to smooth out our expected trade cycle in future periods. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2005, we tested our goodwill ($11.5 million) for impairment and found no impairment.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $0.8 million, to $0.9 million in the 2005 period from $0.1 million in the 2004 period, primarily due to higher debt balances and lower gains related to the accounting for interest rate derivatives under SFAS No. 133. In the 2004 period, we recognized a pre-tax, non-cash gain of approximately $0.5 million compared to a $0.1 million gain in the 2005 period related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $1.5 million and $4.3 million in the 2005 and 2004 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income decreased approximately $3.7 million to $0.7 million in the 2005 period from $4.4 million in the 2004 period. As a result of the foregoing, our net margin decreased to 0.5% in the 2005 period from 3.1% in the 2004 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30, 2004

For the six months ended June 30, 2005, total revenue increased $7.2 million, or 2.5%, to $294.7 million from $287.5 million in the 2004 period. Total revenue includes $32.4 million and $16.9 million of fuel surcharge revenue in the 2005 and 2004 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue decreased $8.3 million or 3.1% to $262.3 million in the six months ended June 30, 2005 from $270.6 million in the same period of 2004. Our rate per loaded mile increased 9.9% but was more than offset by an 8.4% decrease in average miles per tractor and a 2.0% decrease in our average number of units. Revenue per tractor per week decreased slightly to $2,865 in the 2005 period from $2,871 in the 2004 period. We are continuing to constrain the size of our tractor fleet until our fleet utilization and profitability improve.

Salaries, wages, and related expenses increased $6.6 million, or 6.1%, to $114.9 million in the 2005 period, from $108.3 million in the 2004 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 43.8% in the 2005 period, from 40.0% in the 2004 period. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted during 2004 and in March and April 2005. Driver pay increased $7.0 million to $80.1 million in the 2005 period from $73.1 million in the 2004 period. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, remained relatively constant. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim. During the first quarter of 2005, we renewed our workers' compensation program through February 2007.

Fuel expense, net of fuel surcharge revenue of $32.4 million in the 2005 period and $16.9 million in the 2004 period, remained constant at $41.0 million in the 2005 period and $40.9 million in the 2004 period. As a percentage of freight revenue, net fuel expense increased to 15.6% in the 2005 period from 15.1% in the 2004 period. Fuel prices increased sharply during 2005 from already high levels during 2004. Our fuel surcharge program was able to offset a substantial portion of the higher fuel prices. Fuel surcharges amounted to $0.16 per total mile in the 2005 period and $0.08 per total mile in the 2004 period. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $0.5 million to $15.7 million in the 2005 period from $15.2 million in the 2004 period. As a percentage of freight revenue, operations and maintenance increased to 6.0% in the 2005 period from 5.6% in the 2004 period. The increase resulted in part from higher unloading costs and increased driver recruiting expense due to a tighter supply of drivers.

Revenue equipment rentals and purchased transportation decreased $6.7 million, or 18.2%, to $30.4 million in the 2005 period, from $37.2 million in the 2004 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 11.6% in the 2005 period from 13.7% in the 2004 period. The decrease is due principally to a decrease in the percentage of our total miles that were driven by independent contractors, which more than offset an increase in revenue equipment rental payments. Payments to independent contractors decreased $9.3 million to $10.8 million in the 2005 period from $20.1 million in the 2004 period, mainly due to a decrease in the independent contractor fleet to an average of 198 during the 2005 period versus an average of 294 in the 2004 period. Tractor and trailer equipment rental and other related expenses increased $2.6 million, to $19.6 million compared with $17.1 million in the same period of 2004. We had financed approximately 1,088 tractors and 7,925 trailers under operating leases at June 30, 2005, compared with 1,035 tractors and 7,611 trailers under operating leases at June 30, 2004. During the second quarter of 2005, we purchased approximately 260 tractors that were previously leased.

Operating taxes and licenses remained essentially constant at $6.9 million and $7.2 million in the 2005 and 2004 periods, respectively. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.6% in the 2004 and 2005 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.2 million, or 6.8%, to approximately $18.4 million in the 2005 period from approximately $17.3 million in the 2004 period. As a percentage of freight revenue, insurance and claims increased to 7.0% in the 2005 period from 6.4% in the 2004 period. Due to significant increases in our retention amounts and in the frequency of claims, we engaged an independent third-party actuary as part of our process of assessing our claims reserve estimates during the fourth quarter of 2004, as discussed above. Based on our internal evaluation, including the results of the actuarial report, we expect the range for casualty accruals going forward to be between $0.085 and $0.095 per mile (including premiums), which would be approximately 6.4% to 7.2% of freight revenue based on our six months ending June 30, 2005 results.

During the first quarter of 2005, we renewed our casualty program through February 2007. In general, for casualty claims after March 1, 2005, we have insurance coverage up to $50.0 million per claim. We are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which results in the total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold is reached. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Communications and utilities expense remained essentially constant at $3.2 million and $3.3 million in the 2005 and 2004 periods, respectively. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% in the 2005 and 2004 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.4 million to $8.5 million in the 2005 period from $7.0 million in the 2004 period. As a percentage of freight revenue, general supplies and expenses increased to 3.2% in the 2005 period from 2.6% in the 2004 period. The increase is partially due to our paying for physicals and drug tests for our drivers, which in the past were paid for by the drivers, an increase in our travel expenses related to customer visits, and an increase in our provision for losses on accounts receivable.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $2.5 million, or 11.3%, to $19.9 million in the 2005 period from $22.5 million in the 2004 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.6% in the 2005 period from 8.3% in the 2004 period. The decrease primarily related to a gain on the disposal of tractors and trailers of approximately $0.1 million in the 2005 period compared to a loss of $1.4 million in the 2004 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $0.5 million, to $1.2 million in the 2005 period from $0.7 million in the 2004 period, primarily due to higher debt balances.

Our income tax expense was $2.1 million and $6.0 million in the 2005 and 2004 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income decreased approximately $5.1 million to break even in the 2005 period from $5.1 million in the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and a line of credit, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at June 30, 2005, were funds provided by operations, proceeds under the Securitization Facility, borrowings under our Credit Agreement, and operating leases of revenue equipment.

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

Cash Flows

Net cash provided by operating activities was $9.9 million in the 2005 period and $14.3 million in the 2004 period. In the 2005 period, our primary source of cash flow from operations was from receivables and depreciation and amortization. The number of days sales in accounts receivable decreased to 38 days in 2005 from 46 days in 2004 due to resolving and collecting detention accessorial revenue related to the hours of service regulations that went into effect in 2004. Our cash from operations decreased in the 2005 period due to lower earnings, $10.0 million in tax payments, and a $10.0 million payment for two years of prepaid insurance premiums.

Net cash used in investing activities was $38.7 million in the 2005 period and $8.7 million in the 2004 period related to the purchase of tractors and trailers. We purchased the majority of our tractors and trailers in the first half of 2005 in order to smooth out our expected trade cycle in future periods. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $50.0 to $55.0 million in 2005, exclusive of acquisitions of companies, assuming all revenue equipment is purchased.

Net cash provided by financing activities was $23.9 million in the 2005 period, primarily from borrowings under the Credit Agreement that were used to purchase equipment and repurchase Company stock. At June 30, 2005, the Company had outstanding debt of $87.3 million, primarily consisting of approximately $47.0 million drawn under the Credit Agreement and $40.3 million from the Securitization Facility. Interest rates on this debt range from 3.1% to 4.3%.

In May 2005, the Board of Directors authorized a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. During 2005, we purchased a total of 720,800 shares with an average price of $16.17. The stock repurchase plan referenced herein expires June 30, 2006 and replaces our stock repurchase program adopted in 2004.

Material Debt Agreements

In December 2004, we entered into a Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at June 30, 2005). At June 30, 2005, we had $47.0 million outstanding under the Credit Agreement. The Credit Agreement is guaranteed by us and all of our subsidiaries with the exception of CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature, which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of our subsidiaries. A commitment fee that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of June 30, 2005, we had approximately $29.6 million of available borrowing capacity. At June 30, 2005 and December 31, 2004, we had undrawn letters of credit outstanding of approximately $73.4 million and $65.4 million, respectively.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of June 30, 2005 and December 31, 2004, we had $40.3 million and $44.1 million outstanding, respectively, with weighted average interest rates of 3.2% and 2.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We amended the Credit Agreement on July 18, 2005 and subject to such agreement we were in compliance with these agreements as of June 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment and Company airplane. At June 30, 2005, we had financed approximately 1,088 tractors and 7,925 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $20.2 million in the 2005 period, compared to $18.0 million in the 2004 period. The total amount of remaining payments under operating leases as of June 30, 2005, was approximately $126.6 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of June 30, 2005, the maximum amount of the residual value guarantees was approximately $51.9 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases.

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

Our critical accounting policies include the following:

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. We depreciate revenue equipment excluding day cabs over five to ten years with salvage values ranging from 5% to 33%. We evaluate the salvage value, useful life, and annual depreciation of tractors and trailers annually based on the current market environment and our recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in our statements of operations. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of the actual level of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values, and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

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

During 2004 we engaged an independent, third-party actuarial firm to assist us in evaluating our claims reserves estimates. As a result of the actuarial study and our own procedures, we recorded a $19.6 million non-cash, pre-tax increase to claims reserves during the fourth quarter of 2004. We have incorporated several procedures suggested by the actuary into our claims estimation process.

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

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment, and Company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of June 30, 2005, the maximum amount of the residual value guarantees was approximately $51.9 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes - In this area, we make important judgments concerning a variety of factors, including the appropriateness of tax strategies, expected future tax consequences based on our future performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. In connection with an audit of our 2001 and 2002 tax returns, the IRS proposed to disallow three of our tax strategies. We have filed an appeal in the matter and have not yet been contacted by the IRS Appeals Division to schedule a hearing. In April 2004, we submitted a $5.0 million cash bond to the Internal Revenue Service to prevent any future interest expense in the event of an unsuccessful defense of the strategies. In addition, we have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the strategies. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. No valuation reserve has been established at June 30, 2005, because, based on forecasted income, we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

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

The engines used in our newer tractors are subject to new emissions control regulations, which have substantially increased our operating expenses. As of June 30, 2005, approximately 94% of our tractor fleet have such emissions compliant engines and are experiencing approximately 2% to 4% reduced fuel economy. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements, and have eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of June 30, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement and our Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a consolidated leverage ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at June 30, 2005. At June 30, 2005, we had variable, base rate borrowings of $47.0 million outstanding under the Credit Agreement.

During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. Due to the counter-parties' embedded options to cancel, these derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying consolidated statement of operations. At June 30, 2005, the fair value of these interest rate swap agreements was a liability of $0.2 million.

Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At June 30, 2005, borrowings of $40.3 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at June 30, 2005 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $673,000.

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

On March 7, 2003, an accident occurred in Wisconsin involving a vehicle and one of our tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit was filed in the United States District Court in Minnesota by heirs of one of the decedents against us and our driver under the style: Bill Kayachitch and Susan Kayachitch as co-trustees for the heirs and next of kin of Souvorachak Kayachitch, deceased, vs. Julie Robinson and Covenant Transport, Inc. A demand for $20.0 million was made by the plaintiffs in that case in October 2004 and was reduced during an early settlement conference presided over by a judge. The last articulated demand from the plaintiff in that case was $6.0 million. The case is scheduled for trial in November 2005. Heirs of the other adult decedent have settled. Representatives of the child may file an additional suit against us. We expect all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of its insurance policies.

On August 6, 2004, a two vehicle accident occurred in Texas involving a pick-up truck towing a flatbed trailer and one of our tractors. The pick-up truck was occupied by two people and the trailer by four people. Our tractor struck the rear of the trailer and our driver is alleged to have left the scene of the accident. One occupant of the trailer was killed and others were injured. A demand on behalf of the plaintiffs for $20.0 million has been made against us. On October 19, 2004, suit was filed in the District Court of Hudspeth County, Texas, 394th District, against us and our driver under the style: Toni Ann Zertuche et. al. vs. Covenant Transport, Inc. and Harold Dennis Mitchell. Mediation between the parties to the litigation occurred in May 2005. The claim was settled, and the suit will be dismissed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Purchases of Equity Securities by the Issuer and Affiliated Purchasers (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approx. Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31,2005	0	N/A	0	873,900
February 1, 2005 - February 28,2005	0	N/A	0	873,900
March 1, 2005 - March 31,2005	320,000	$17.21	320,000	553,900
April 1, 2005 - April 30,2005	190,800	$16.72	190,800	363,100
May 1, 2005 - May 10,2005	64,100	$13.79	64,100	299,000
May 11, 2005 - May 31,2005	123,800	$14.50	123,800	1,176,200
June 1, 2005 - June 30,2005	22,100	$12.68	22,100	1,154,100
Total	720,800	$16.17	720,800	1,154,100

(1)
On May 11, 2005, we announced that the Board of Directors authorized us to repurchase up to 1.3 million (1,300,000) shares of our Class A common stock, subject to criteria established by the Board of Directors. The stock may be purchased on the open market or in privately negotiated transactions at any time until June 30, 2006, at which time, or prior thereto, the Board may elect to extend the repurchase program. This program canceled and replaced the program adopted by the Board of Directors in 2004.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

 The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 10, 2005, for the purpose of electing seven directors for one-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

The voting tabulation on the election of directors was as follows:

	Shares Voted "FOR"	Shares Voted "AGAINST"	Shares Voted "ABSTAIN"
David R. Parker	16,034,737	—	717,968
Mark A. Scudder	15,494,250	—	1,258,455
William T. Alt	15,493,850	—	1,258,855
Hugh O. Maclellan, Jr	16,037,636	—	715,069
Robert E. Bosworth	16,198,494	—	554,211
Bradley A. Moline	15,672,501	—	1,080,204
Niel B. Nielson	16,096,409	—	656,296

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended Bylaws dated September 27, 1994.
4.1	(1)	Restated Articles of Incorporation
4.2	(1)	Amended Bylaws dated September 27, 1994.
10.17	(2)
Amendment No. 1 to Amended and Restated Credit Agreement dated July 18, 2005, among Covenant Asset Management, Inc., Covenant Transport, Inc, a Nevada Corporation, Bank of America, N.A., as Agent and the lenders party thereto from time-to-time.

31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer.
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer.
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer.
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer.
References:
(1)	Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)	Incorporated by reference from Form 8-K, filed July 22, 2005.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORT, INC.

Date: August 4, 2005	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief Financial Officer,
in his capacity as such and on behalf of the issuer.