Form 10-Q
period 2005-09-30
COVENANT TRANSPORT INC
filed 2005-11-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
YES [ X ]    NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]    NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 1, 2005).

Class A Common Stock, $.01 par value: 11,629,208 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART I FINANCIAL INFORMATION
		Page Number
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24
PART II OTHER INFORMATION
		Page Number
Item 1.	Legal Proceedings	25
Item 6.	Exhibits	26

ITEM 1. FINANCIAL STATEMENTS
COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	September 30, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,656	$5,066
Accounts receivable, net of allowance of $2,700 in 2005 and $1,700 in 2004	74,384	74,127
Drivers advances and other receivables	5,961	7,400
Inventory and supplies	4,532	3,581
Prepaid expenses	17,963	11,643
Deferred income taxes	19,228	19,832
Income taxes receivable	5,689	5,689
Total current assets	131,413	127,338

Property and equipment, at cost	294,497	298,389
Less accumulated depreciation and amortization	(83,453)	(88,967)
Net property and equipment	211,044	209,422

Other assets	26,004	23,266

Total assets	$368,461	$360,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	3,890	—
Current maturities of long-term debt	—	9
Securitization facility	47,281	44,148
Accounts payable	8,349	6,574
Accrued expenses	15,777	15,253
Insurance and claims accrual	44,136	46,200
Total current liabilities	119,433	112,184

Long-term debt, less current maturities	29,000	8,013
Deferred income taxes	34,297	44,130
Total liabilities	182,730	164,327

Commitments and contingent liabilities

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,447,608 and 13,421,527 shares issued; 11,629,208 and 12,323,927 outstanding as of September 30, 2005 and December 31, 2004, respectively	134	134
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004	24	24
Additional paid-in-capital	91,525	91,058
Treasury Stock at cost; 1,818,400 and 1,097,600 shares as of September 30, 2005 and December 31, 2004, respectively	(21,582)	(9,925)
Retained earnings	115,630	114,408
Total stockholders' equity	185,731	195,699
Total liabilities and stockholders' equity	$368,461	$360,026

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)

	2005	2004	2005	2004

Freight revenue	$144,681	$140,631	$406,988	$411,257
Fuel surcharges	25,214	11,304	57,647	28,192
Total revenue	$169,895	$151,935	$464,635	$439,449

Operating expenses:
Salaries, wages, and related expenses	63,264	55,563	178,177	163,899
Fuel expense	48,109	32,893	121,504	90,708
Operations and maintenance	9,174	7,657	24,846	22,851
Revenue equipment rentals and purchased transportation	15,263	16,593	45,672	53,745
Operating taxes and licenses	3,117	3,478	10,060	10,631
Insurance and claims	10,090	9,809	28,527	27,073
Communications and utilities	1,726	1,550	4,967	4,866
General supplies and expenses	4,759	3,422	13,223	10,443
Depreciation and amortization, including gains (losses) on disposition of equipment	10,543	10,728	30,491	33,209
Total operating expenses	166,045	141,693	457,467	417,425
Operating income	3,850	10,242	7,168	22,024
Other (income) expenses:
Interest expense	1,290	1,116	2,942	2,379
Interest income	(90)	(11)	(191)	(30)
Other	(113)	(111)	(443)	(662)
Other expenses, net	1,087	994	2,308	1,687
Income before income taxes	2,763	9,248	4,860	20,337
Income tax expense	1,546	4,503	3,640	10,484
Net income	$1,217	$4,745	$1,220	$9,853
Net income per share:
Basic earnings per share:	$0.09	$0.33	$0.09	$0.67
Diluted earnings per share:	$0.09	$0.32	$0.08	$0.66

Basic weighted average shares outstanding	13,979	14,585	14,241	14,634
Diluted weighted average shares outstanding	14,044	14,811	14,355	14,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)

	Nine months ended September 30, (unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,220	$9,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,440	72
Depreciation and amortization	31,007	31,059
Deferred income taxes benefit	(9,229)	(9,500)
Income tax benefit from exercise of stock options	50	191
(Gain) loss on disposition of property and equipment	(516)	2,150
Changes in operating assets and liabilities:
Receivables and advances	(3,093)	(5,895)
Prepaid expenses and other assets	(6,320)	4,230
Inventory and supplies	(951)	16
Insurance and claims accrual	(2,064)	(303)
Accounts payable and accrued expenses	2,301	(5,433)
Net cash flows provided by operating activities	13,845	26,440

Cash flows from investing activities:
Acquisition of property and equipment	(89,089)	(63,475)
Proceeds from disposition of property and equipment	57,063	36,404
Net cash flows used in investing activities	(32,026)	(27,071)

Cash flows from financing activities:
Changes in checks outstanding in excess of bank balances	3,890	—
Exercise of stock options	418	1,739
Repurchase of company stock	(11,657)	(1,990)
Proceeds from issuance of debt	107,000	48,026
Repayments of debt	(82,888)	(49,507)
Deferred costs	8	—
Net cash provided by (used in) financing activities	16,771	(1,732)
Net change in cash and cash equivalents	(1,410)	(2,363)

Cash and cash equivalents at beginning of period	5,066	3,306
Cash and cash equivalents at end of period	$3,656	$943

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.   Basis of Presentation

The consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transport, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2.   Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the nine month period ended September 30, 2005 and 2004 equaled net income.

Note 3.   Basic and Diluted Earnings per Share

We apply the provisions of FASB SFAS No. 128, Earnings per Share, which requires us to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted earnings per share for the three months ended September 30, 2005 and September 30, 2004, excludes approximately 1.3 million and 0.2 million shares, respectively and approximately 0.4 million and 0.2 million shares, respectively, for the nine months ended September 30, 2005 and September 30, 2004, since the effect of assumed exercise of the related options would be antidilutive.

The following table sets forth for the periods indicated the calculation of net earnings per share included in our consolidated statements of operations:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:

Net earnings	$1,217	$4,745	$1,220	$9,853

Denominator:

Denominator for basic earnings per share - weighted-average shares	13,979	14,585	14,241	14,634
Effect of dilutive securities:
Employee stock options	65	226	114	183
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	14,044	14,811	14,355	14,817
Net income per share:
Basic earnings per share:	$0.09	$0.33	$0.09	$0.67
Diluted earnings per share:	$0.09	$0.32	$0.08	$0.66

We account for our stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant. Under SFAS No. 123, Accounting for Stock-Based Compensation, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.8% to 4.2%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 42.3% for the 2005 period, and 31.7% for the 2004 period. Using these assumptions, the fair value of the employee and outside director stock options which would have been expensed in the three month period ended September 30, 2005 and 2004 are $0.8 million and $0.3 million, respectively, and in the nine month period ended September 30, 2005 and 2004 are $2.2 million and $0.9 million, respectively. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income, as reported:	$1,217	$4,745	$1,220	$9,853

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(790)	(288)	(2,235)	(896)
Pro forma net income (loss)	$427	$4,457	$(1,015)	$8,957

Basic earnings (loss) per share:
As reported	$0.09	$0.33	$0.09	$0.67
Pro forma	$0.03	$0.31	$(0.07)	$0.61

Diluted earnings (loss) per share:
As reported	$0.09	$0.32	$0.08	$0.66
Pro forma	$0.03	$0.30	$(0.07)	$0.60

On August 31, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. As a result, the vesting of approximately 170,000 previously unvested stock options granted under the Company's Incentive Stock Plan (Amended and Restated as of May 17, 2001) and the Company's 2003 Incentive Stock Plan was accelerated and all such options became fully exercisable as of August 31, 2005. This acceleration of vesting did not result in any compensation expense for the Company during the fiscal period ended September 30, 2005. Under the fair value method of FAS 123, the Company would have recorded $0.8 million, net of tax, which represents the proforma compensation expense as well as the affect of the acceleration of the stock options that would be recorded as compensation expense.

Because these stock options have exercise prices significantly in excess of the Company’s current stock price, the Company believes that the future charge to earnings that would be required under SFAS 123R for the remaining original fair value of the stock options is not an accurate reflection of the economic value to the employees holding them and that the options are not fully achieving their original objectives of employee retention and satisfaction. The Company also believes that the reduction in the Company’s stock option compensation expense for fiscal years 2007 and 2008 will enhance comparability of the Company’s financial statements with those of prior and subsequent years, since stock options are expected to represent a smaller portion of total compensation for the foreseeable future.

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

In 2001, we entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At September 30, 2005 and 2004, the fair value of these interest rate swap agreements was a liability of $0.1 million and $0.7 million, respectively, which are included in accrued expenses on the consolidated balance sheets. The derivative activity, as reported in our financial statements for the nine months ended September 30, 2005 and 2004, is summarized in the following:

(in thousands)	Nine months ended September 30,
	2005	2004

Net liability for derivatives at January 1	$(439)	$(1,201)

Gain in value of derivative instruments that do not qualify as hedging instruments	372	533

Net liability for derivatives at September 30	$(67)	$(668)

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

Note 7.   Securitization Facility and Long-Term Debt

Our long-term debt and securitization facility consisted of the following at September 30, 2005 and December 31, 2004:

(in thousands)	September 30, 2005	December 31, 2004

Securitization Facility	$47,281	$44,148
Borrowings under Credit Agreement	$29,000	$8,000
Equipment and vehicle obligations with commercial lending institutions	—	22
Total long-term debt	$29,000	$8,022
Less current maturities	—	9
Long-term debt, less current portion	$29,000	$8,013

In December 2004, the Company entered into a Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at September 30, 2005). At September 30, 2005, the Company had $29.0 million outstanding under the Credit Agreement. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries with the exception of CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of September 30, 2005, the Company had approximately $36.5 million of available borrowing capacity. At September 30, 2005 and December 31, 2004, the Company had undrawn letters of credit outstanding of approximately $73.4 million and $65.4 million, respectively.

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62.0 million of proceeds, subject to eligible receivables, and pays a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of September 30, 2005 and December 31, 2004, the Company had $47.3 million and $44.1 million outstanding, respectively, with weighted average interest rates of 3.8% and 2.4%, respectively. As of September 30, 2005, the Company had approximately $7.0 million of available borrowing capacity. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the Company's consolidated financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We amended the Credit Agreement on July 18, 2005, and, subject to this amendment, we were in compliance with the covenants as of September 30, 2005.

Note 8.   Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payments, replacing FASB 123 Accounting for Stock Based Compensation. SFAS 123-R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123-R was to be effective for most public companies with interim or annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date, requiring companies to apply the Statement in the first annual period beginning after June 15, 2005. As such, we will adopt this statement effective January 2006. Our adoption of SFAS 123-R will impact our results of operations by increasing salaries, wages, and related expenses for options granted in periods subsequent to the effective date of our adoption.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections.  Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements.  The Statement changes the accounting for, and reporting of, a change in accounting principle.  Statement 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   The Statement is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We will adopt this statement effective January 2006.

Note 9.   Commitments and Contingencies

The Company is party to normal, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements. Currently the Company is involved in two significant personal injury claims that are described below.

On March 7, 2003, an accident occurred in Wisconsin involving a vehicle and one of the Company's tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit was filed in the United States District Court in Minnesota by heirs of one of the decedents against the Company and its driver under the style: Bill Kayachitch and Susan Kayachitch as co-trustees for the heirs and next of kin of Souvorachak Kayachitch, deceased, vs. Julie Robinson and Covenant Transport, Inc. That case was settled on October 10, 2005. Pursuant to the settlement, the suit will be dismissed. Representatives of the child may file an additional suit against the Company. The Company expects all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of its insurance policies.

On August 6, 2004, a two vehicle accident occurred in Texas involving a pick-up truck towing a flatbed trailer and one of the Company's tractors. The pick-up truck was occupied by two people and the trailer by four people. The Covenant tractor struck the rear of the trailer and the driver of the tractor is alleged to have left the scene of the accident. One occupant of the trailer was killed and others were injured. A demand on behalf of the plaintiffs for $20.0 million has been made against the Company. On October 19, 2004, suit was filed in the District Court of Hudspeth County, Texas, 394th District, against the Company and its driver under the style: Toni Ann Zertuche et. al. vs. Covenant Transport, Inc. and Harold Dennis Mitchell. Mediation between the parties to the litigation occurred in May 2005. During the third quarter, the claim was settled, and the suit has been dismissed.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transport, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess tractor or trailer capacity in the trucking industry; decreased demand for our services or loss of one or more of our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at the Company, customers, ports, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection; the volume and terms of diesel purchase commitments; interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment and changes in the resale value of our used equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and independent contractors; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other claims; increased insurance premiums; fluctuations in claims expenses that result from high self-insured retention amounts and differences between estimates used in establishing and adjusting claims reserves and actual results over time; adverse changes in claims experience and loss development factors; additional changes in management's estimates of liability based upon such experience and development factors; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including new hours-of-service requirements for drivers; the ability to successfully execute our initiative of improving the profitability of single-driver freight movements; the ability to control increases in operating costs; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider these factors along with our various disclosures in our press releases, stockholder reports, and filings with the Securities Exchange Commission. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Executive Overview

We are one of the ten largest truckload carriers in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. Currently, we categorize our business with four major transportation service offerings: expedited team service, refrigerated service, dedicated service, and regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers.

For the nine months ended September 30, 2005, total revenue increased $25.2 million, or 5.7%, to $464.6 million from $439.4 million in the 2004 period. The increase was attributable to an increase in fuel surcharge revenue. Freight revenue, which excludes revenue from fuel surcharges, decreased $4.3 million, or 1.0%, to $407.0 million in the nine months ended September 30, 2005 from $411.3 million in the same period of 2004. Our net income for the nine month period was $1.2 million or $.09 per diluted share, compared with net income of $9.9 million or $.66 per diluted share, for the first nine months of 2004. The decrease in net income resulted from our inability to generate sufficient increases in revenue per tractor to cover a substantial increase in our per mile operating costs.

Although demand strengthened as the third quarter progressed, our operating results reflected soft demand for our services for most of the nine months as well as high fuel prices and tough competition for drivers. In the third quarter, we focused on bringing in new accounts, stabilizing the freight base, and continuing to align our business around our four service offerings.

For the nine month period, we increased our average freight revenue per loaded mile 9.1% compared with the first nine months of 2004. Average freight revenue per total mile increased 7.6%, reflecting an increase in non-revenue miles associated with a decrease in our average length of haul. Average freight revenue per tractor per week, our main measure of asset productivity, increased slightly, reflecting our higher rates partially offset by fewer average miles per tractor. Our mileage utilization was negatively impacted by a shorter average length of haul, a decrease in the percentage of team-driven tractors, and softer than expected freight demand. The percentage of our tractor fleet without drivers improved to approximately 3.0% as of September 30, 2005 from approximately 5.5% as of September 30, 2004.

Our after-tax costs remained essentially constant on a per-mile basis with the level in the first half of 2005, but increased 10% per mile, or approximately $.12 per mile, compared with the first nine months of 2004. The main factors were a $.09 increase in compensation expense driven primarily by increases in driver pay in the second half of 2004 and in March and April of 2005, a $.02 increase in fuel cost per mile net of fuel surcharge recovery, and an approximately $.012 per mile increase in our cost of insurance and claims resulting from an increase in our accrual rate for accidents. In addition, the decrease in miles per tractor affected our cost per mile of fixed costs. The past increases in our ownership and operating costs associated with our tractor/trailer fleet have stabilized as the maintenance savings of a newer fleet are offsetting more of the increased capital and trade-in costs of acquiring the new fleet. At September 30, 2005, the average age of our tractor and trailer fleets was 16 and 34 months, respectively, compared to 18 and 32 months as of September 30, 2004.

At September 30, 2005, we had $185.7 million in stockholders' equity and $76.3 million in balance sheet debt for a total debt-to-capitalization ratio of 29.1% and a book value of $13.22 per share.

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

We operate tractors driven by a single driver and also tractors assigned to two-person driver teams. Over time the percentage of our revenue generated by driver teams has trended down, although the mix depends on a variety of factors over time. Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced expense of compensating only one driver. We expect operating statistics and expenses to shift with the mix of single and team operations.

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

Revenue Equipment

At September 30, 2005, we operated approximately 3,526 tractors and 8,376 trailers. Of our tractors, approximately 2,479 were owned, 1,140 were financed under operating leases, and 175 were provided by independent contractors, who own and drive their own tractors. Of our trailers, approximately 992 were owned and approximately 7,384 were financed under operating leases. Due to increases in purchase prices and lower residual values, the annual expense per tractor on model year 2004, 2005, and 2006 tractors is expected to be higher than the annual expense on the units being replaced. Approximately 94% of our tractor fleet is 2004 or newer models.

In September 2005, we entered into an agreement with a finance company to lease approximately 1,800 model year 2006 and 2007 dry van trailers under seven year walk away leases. These trailers will replace approximately 1,200 model years 1998 and 1999 dry van trailers and approximately 600 model year 2000 dry van trailers. The 1,800 trailers will be replaced over the next year as new trailers are delivered. After the completion of this transaction, the oldest trailer we will be operating will be a 2001 model year trailer.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004		2005	2004
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	37.2	36.6	Salaries, wages, and related expenses	43.7	39.5
Fuel expense	28.3	21.6	Fuel expense (1)	15.8	15.4
Operations and maintenance	5.4	5.0	Operations and maintenance	6.3	5.4
Revenue equipment rentals and purchased transportation	9.0	10.9	Revenue equipment rentals and purchased transportation	10.5	11.8
Operating taxes and licenses	1.8	2.3	Operating taxes and licenses	2.2	2.5
Insurance and claims	5.9	6.5	Insurance and claims	7.0	7.0
Communications and utilities	1.0	1.0	Communications and utilities	1.2	1.1
General supplies and expenses	2.8	2.3	General supplies and expenses	3.3	2.4
Depreciation and amortization	6.2	7.1	Depreciation and amortization	7.3	7.6
Total operating expenses	97.7	93.3	Total operating expenses	97.3	92.7
Operating income	2.3	6.7	Operating income	2.7	7.3
Other expense, net	0.6	0.7	Other expense, net	0.8	0.7
Income before income taxes	1.6	6.1	Income before income taxes	1.9	6.6
Income tax expense	0.9	3.0	Income tax expense	1.1	3.2
Net income	0.7%	3.1%	Net income	0.8%	3.4%
F

(1)   Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($25.2 million and $11.3 million in the three months ended September 30, 2005, and 2004, respectively).

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004
Total revenue	100.0%	100.0%	Freight revenue (2)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	38.3	37.3	Salaries, wages, and related expenses	43.8	39.9
Fuel expense	26.2	20.6	Fuel expense (2)	15.7	15.2
Operations and maintenance	5.3	5.2	Operations and maintenance	6.1	5.6
Revenue equipment rentals and purchased transportation	9.8	12.2	Revenue equipment rentals and purchased transportation	11.2	13.1
Operating taxes and licenses	2.2	2.4	Operating taxes and licenses	2.5	2.6
Insurance and claims	6.1	6.2	Insurance and claims	7.0	6.6
Communications and utilities	1.1	1.1	Communications and utilities	1.2	1.2
General supplies and expenses	2.8	2.4	General supplies and expenses	3.2	2.5
Depreciation and amortization	6.6	7.6	Depreciation and amortization	7.5	8.1
Total operating expenses	98.5	95.0	Total operating expenses	98.2	94.6
Operating income	1.5	5.0	Operating income	1.8	5.4
Other expense, net	0.5	0.4	Other expense, net	0.6	0.4
Income before income taxes	1.0	4.6	Income before income taxes	1.2	4.9
Income tax expense	0.7	2.4	Income tax expense	0.9	2.5
Net income	0.3%	2.2%	Net income	0.3%	2.4%

(2)  Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($57.6 million and $28.2 million in the nine months ended September 30, 2005, and 2004, respectively).

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004

For the quarter ended September 30, 2005, total revenue increased $18.0 million, or 11.8%, to $169.9 million from $151.9 million in the 2004 period. Total revenue includes $25.2 million and $11.3 million of fuel surcharge revenue in the 2005 and 2004 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue remained relatively constant at $144.7 million in the three months ended September 30, 2005, and $140.6 million in the same period of 2004. Our rate per loaded mile increased 7.4% but was offset by a 4.7% decrease in average miles per tractor. Freight revenue per tractor per week increased to $3,067 in the 2005 period from $3,035 in the 2004 period. We are continuing to constrain the size of our tractor fleet until our fleet utilization and profitability improve.

Salaries, wages, and related expenses increased $7.7 million, or 13.9%, to $63.3 million in the 2005 period, from $55.6 million in the 2004 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 43.7% in the 2005 period, from 39.5% in the 2004 period. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted in the second half of 2004 and in March and April of 2005. Driver pay increased $5.1 million to $44.1 million in the 2005 period from $39.1 million in the 2004 period. Our payroll expense for employees, other than over-the-road drivers remained relatively constant. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim. During the first quarter of 2005, we renewed our workers' compensation program through February 2007.

Fuel expense, net of fuel surcharge revenue of $25.2 million in the 2005 period and $11.3 million in the 2004 period, increased $1.3 million, or 6.0%, to $22.9 million in the 2005 period, from $21.6 million in the 2004 period. As a percentage of freight revenue, net fuel expense increased to 15.8% in the 2005 period from 15.4% in the 2004 period. Fuel prices increased sharply during 2005 from already high levels during 2004. Our fuel surcharge program was able to offset a substantial portion of the higher fuel prices. Fuel surcharges amounted to $0.24 per total mile in the 2005 period and $0.10 per total mile in the 2004 period. Fuel costs may be affected in the future by price fluctuations, supply shortages, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.5 million to $9.2 million in the 2005 period from $7.7 million in the 2004 period. As a percentage of freight revenue, operations and maintenance increased to 6.3% in the 2005 period from 5.4% in the 2004 period. The increase resulted in part from increased tire costs, unloading costs and increased driver recruiting expense due to a tighter supply of drivers.

Revenue equipment rentals and purchased transportation decreased $1.3 million, or 8.0%, to $15.3 million in the 2005 period, from $16.6 million in the 2004 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 10.5% in the 2005 period from 11.8% in the 2004 period. The decrease is due principally to a decrease in the percentage of our total miles that were driven by independent contractors, which more than offset an increase in revenue equipment rental payments. Payments to independent contractors decreased $2.2 million to $5.6 million in the 2005 period from $7.8 million in the 2004 period, mainly due to a decrease in the independent contractor fleet to an average of 190 during the 2005 period versus an average of 265 in the 2004 period. Tractor and trailer equipment rental and other related expenses increased $0.9 million, to $9.6 million compared with $8.8 million in the same period of 2004. We had financed approximately 1,140 tractors and 7,384 trailers under operating leases at September 30, 2005, compared with 1,060 tractors and 7,801 trailers under operating leases at September 30, 2004.

 Operating taxes and licenses decreased $0.4 million, or 10.4%, to approximately $3.1 million in the 2005 period from approximately $3.5 million in the 2004 period. The decrease resulted from a property tax settlement for approximately $0.4 million with a city relating to the 2002 tax year. As a percentage of freight revenue, operating taxes and licenses decreased to 2.2% in the 2005 period from 2.5% in the 2004 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $0.3 million, or 2.9%, to approximately $10.1 million in the 2005 period from approximately $9.8 million in the 2004 period. As a percentage of freight revenue, insurance and claims remained relatively constant at 7.0% in the 2005 and 2004 periods. Insurance and claims expense for the 2005 quarter was within the range of expected accruals we previously identified for 2005.

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

Communications and utilities expense remained essentially constant at $1.7 million and $1.6 million in the 2005 and 2004 periods, respectively. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% in the 2005 period and 1.1% in the 2004 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.3 million, or 26.6%, to $4.8 million in the 2005 period from $3.4 million in the 2004 period. As a percentage of freight revenue, general supplies and expenses increased to 3.3% in the 2005 period from 2.4% in the 2004 period. During the quarter we accrued $0.8 million related to potential bad debts on two customers. One customer is in mediation and the other customer announced a planned liquidation during the quarter. The increase is also partially due to our paying for physicals and drug tests for our drivers, which in the past were paid for by the drivers, and an increase in our travel expenses related to customer visits.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $0.2 million, or 1.7%, to $10.5 million in the 2005 period from $10.7 million in the 2004 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.3% in the 2005 period from 7.6% in the 2004 period. The decrease primarily related to a gain on the disposal of tractors and trailers of approximately $0.4 million in the 2005 period compared to a loss of $0.7 million in the 2004 period. This was partially offset by increased depreciation expense due to the purchase (rather than lease) of a substantial amount of equipment during the first half of 2005. Depreciation and amortization expense includes any gain or loss on the disposal of tractors and trailers.

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

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $0.1 million, to $1.1 million in the 2005 period from $1.0 million in the 2004 period. During the 2004 period, we accrued a $0.4 million interest charge related to a proposed disallowed IRS transaction. Excluding the charge, other expense, net, increased $0.5 million primarily due to higher interest rates and higher debt balances.

Our income tax expense was $1.5 million and $4.5 million in the 2005 and 2004 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as taxable income fluctuates.

Primarily as a result of the factors described above, net income decreased approximately $3.5 million to $1.2 million in the 2005 period from $4.7 million in the 2004 period. As a result of the foregoing, our net margin decreased to 0.8% in the 2005 period from 3.4% in the 2004 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, total revenue increased $25.2 million, or 5.7%, to $464.6 million from $439.4 million in the 2004 period. Total revenue includes $57.6 million and $28.2 million of fuel surcharge revenue in the 2005 and 2004 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue decreased $4.3 million, or 1.0%, to $407.0 million in the nine months ended September 30, 2005 from $411.3 million in the same period of 2004. Our rate per loaded mile increased 9.1% but was more than offset by a 7.1% decrease in average miles per tractor. Revenue per tractor per week increased slightly to $2,934 in the 2005 period from $2,925 in the 2004 period. We are continuing to constrain the size of our tractor fleet until our fleet utilization and profitability improve.

Salaries, wages, and related expenses increased $14.3 million, or 8.7%, to $178.2 million in the 2005 period, from $163.9 million in the 2004 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 43.8% in the 2005 period, from 39.9% in the 2004 period. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted in the second half of 2004 and in March and April of 2005. Driver pay increased $12.0 million, or 10.7%, to $124.2 million in the 2005 period from $112.2 million in the 2004 period. Our payroll expense for employees, other than over-the-road drivers remained relatively constant. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim. During the first quarter of 2005, we renewed our workers' compensation program through February 2007.

Fuel expense, net of fuel surcharge revenue of $57.6 million in the 2005 period and $28.2 million in the 2004 period, increased $1.3 million, or 2.2%, to $63.9 million in the 2005 period from $62.5 million in the 2004 period. As a percentage of freight revenue, net fuel expense increased to 15.7% in the 2005 period from 15.2% in the 2004 period. Fuel prices increased sharply during 2005 from already high levels during 2004. Our fuel surcharge program was able to offset a substantial portion of the higher fuel prices. Fuel surcharges amounted to $0.19 per total mile in the 2005 period and $0.09 per total mile in the 2004 period. Fuel costs may be affected in the future by price fluctuations, supply shortages, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $2.0 million, or 8.7%, to $24.8 million in the 2005 period from $22.8 million in the 2004 period. As a percentage of freight revenue, operations and maintenance increased to 6.1% in the 2005 period from 5.6% in the 2004 period. The increase resulted in part from increased tire costs, unloading costs, and driver recruiting expense due to a tighter supply of drivers.

Revenue equipment rentals and purchased transportation decreased $8.1 million, or 15.0%, to $45.7 million in the 2005 period, from $53.7 million in the 2004 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 11.2% in the 2005 period from 13.1% in the 2004 period. The decrease is due principally to a decrease in the percentage of our total miles that were driven by independent contractors, which more than offset an increase in revenue equipment rental payments. Payments to independent contractors decreased $11.5 million, or 42.6%, to $16.4 million in the 2005 period from $27.9 million in the 2004 period, mainly due to a decrease in the independent contractor fleet to an average of 196 during the 2005 period versus an average of 326 in the 2004 period. Tractor and trailer equipment rental and other related expenses increased $3.4 million, or 13.6%, to $29.3 million compared with $25.8 million in the same period of 2004. We had financed approximately 1,140 tractors and 7,384 trailers under operating leases at September 30, 2005, compared with 1,060 tractors and 7,801 trailers under operating leases at September 30, 2004.

Operating taxes and licenses decreased $0.6 million, or 5.4%, to $10.1 million in the 2005 period, from $10.6 million in the 2004 period. The decrease resulted primarily from a property tax settlement for approximately $0.4 million with a city relating to the 2002 tax year. As a percentage of freight revenue, operating taxes and licenses decreased to 2.5% in the 2005 period from 2.6% in the 2004 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.5 million, or 5.4%, to approximately $28.5 million in the 2005 period from approximately $27.1 million in the 2004 period. As a percentage of freight revenue, insurance and claims increased slightly to 7.0% in the 2005 period from 6.6% in the 2004 period. Insurance and claims expense for the 2005 period was within the range of expected accruals we previously identified for 2005.

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

Communications and utilities expense remained essentially constant at $5.0 million and $4.9 million in the 2005 and 2004 periods, respectively. As a percentage of freight revenue, communications and utilities also remained constant at 1.2% in the 2005 and 2004 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $2.8 million, or 26.6%, to $13.2 million in the 2005 period from $10.4 million in the 2004 period. As a percentage of freight revenue, general supplies and expenses increased to 3.2% in the 2005 period from 2.5% in the 2004 period. This increase is primarily due to a third quarter 2005 accrual of $0.8 million related to potential bad debts on two customers. One customer is in mediation and the other customer announced a planned liquidation during the third quarter. The increase is also partially due to our paying for physicals and drug tests for our drivers, which in the past were paid for by the drivers, and an increase in our travel expenses related to customer visits.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $2.7 million, or 8.2%, to $30.5 million in the 2005 period from $33.2 million in the 2004 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.5% in the 2005 period from 8.1% in the 2004 period. The decrease primarily related to a gain on the disposal of tractors and trailers of approximately $0.5 million in the 2005 period compared to a loss of $2.1 million in the 2004 period. Depreciation and amortization expense includes any gain or loss on the disposal of tractors and trailers.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. During the 2004 period, we accrued a $0.4 million interest charge related to a proposed disallowed IRS transaction. Excluding the charge, other expense, net, increased $1.0 million, primarily due to higher interest rates and higher debt balances.

Our income tax expense was $3.6 million and $10.5 million in the 2005 and 2004 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, net income decreased approximately $8.6 million to $1.2 million in the 2005 period from $5.1 million in the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and a line of credit, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at September 30, 2005, were funds provided by operations, proceeds under the Securitization Facility, borrowings under our Credit Agreement, and operating leases of revenue equipment.

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

Cash Flows

Net cash provided by operating activities was $13.8 million in the 2005 period and $26.4 million in the 2004 period. Our cash from operations decreased in the 2005 period primarily due to lower earnings and a $10.0 million prepayment for two years of insurance premiums.

Net cash used in investing activities was $32.0 million in the 2005 period and $27.1 million in the 2004 period related to the purchase of tractors and trailers. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $50.0 to $55.0 million in 2005, exclusive of acquisitions of companies, assuming all revenue equipment is purchased, of this amount, we had expected $40.0 million through September 30, 2005.

Net cash provided by financing activities was $16.8 million in the 2005 period, primarily from borrowings under the Credit Agreement that were used to purchase equipment and repurchase Company stock. At September 30, 2005, the Company had outstanding debt of $76.3 million, primarily consisting of approximately $47.3 million drawn under the Securitization Facility and $29.0 million from the Credit Agreement. Interest rates on this debt range from 3.5% to 4.7%.

In May 2005, the Board of Directors authorized a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. Between March and June 2005, we purchased a total of 720,800 shares with an average price of $16.17. We did not repurchase any shares in the third quarter of 2005. The stock repurchase plan referenced herein expires June 30, 2006 and replaced our stock repurchase program adopted in 2004.

Material Debt Agreements

In December 2004, we entered into a Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at September 30, 2005). At September 30, 2005, we had $29.0 million outstanding under the Credit Agreement. The Credit Agreement is guaranteed by us and all of our subsidiaries with the exception of CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature, which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of our subsidiaries. A commitment fee that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of September 30, 2005, we had approximately $47.6 million of available borrowing capacity. At September 30, 2005 and December 31, 2004, we had undrawn letters of credit outstanding of approximately $73.4 million and $65.4 million, respectively.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly owned, bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum, and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of September 30, 2005 and December 31, 2004, we had $47.3 million and $44.1 million outstanding, respectively, with weighted average interest rates of 3.8% and 2.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We amended the Credit Agreement on July 18, 2005, and, subject to this amendment, we were in compliance with these covenants as of September 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment and Company airplane. At September 30, 2005, we had financed approximately 1,140 tractors and 7,384 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $30.1 million in the 2005 period, compared to $27.1 million in the 2004 period. The total amount of remaining payments under operating leases as of September 30, 2005, was approximately $122.2 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of September 30, 2005, the maximum amount of the residual value guarantees was approximately $51.9 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2004. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Insurance and Other Claims - Our insurance program for liability, property damage, and cargo loss and damage involves self-insurance with high risk retention levels in multiple layers. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are based on our evaluation of items such as the nature and severity of the claim, the size of any potential damage award based on factors such as the nature and circumstances of the incident and the claim, the jurisdiction in which the incident occurred, the prospect of punitive damages, future medical costs and inflation, changes in the facts that are discovered over time, likely future claims development based on historical trends, and the legal and other costs to settle or defend the claims. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. The significant size and multiple layers of our self-insured retention make these estimates an important accounting judgment.

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

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment, and Company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of September 30, 2005, the maximum amount of the residual value guarantees was approximately $51.9 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes - In this area, we make important judgments concerning a variety of factors, including the appropriateness of tax strategies, expected future tax consequences based on our future performance and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. In connection with an audit of our 2001 and 2002 tax returns, the IRS proposed to disallow three of our tax strategies. In April 2004, we submitted a $5.0 million cash bond to the Internal Revenue Service to prevent any future interest expense in the event of an unsuccessful defense of the strategies. We have filed an appeal in the matter and have a hearing scheduled with the IRS Appeals Division in November 2005. Additionally, we are evaluating the impact of the IRS Revenue Ruling 2005-40 that was published in July 2005 related to Captive Insurance Companies. We have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the disallowed items. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. No valuation reserve has been established at September 30, 2005, because, based on forecasted income, we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

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

The engines used in our tractors are subject to new emissions control regulations, which have substantially increased our operating expenses. As of September 30, 2005, we are experiencing approximately 2% to 4% reduced fuel economy. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements, and have eliminated or sharply reduced the price of repurchase commitments. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of September 30, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement and our Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a consolidated leverage ratio which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at September 30, 2005. At September 30, 2005, we had variable, base rate borrowings of $29.0 million outstanding under the Credit Agreement.

During the first quarter of 2001, we entered into two $10.0 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. Due to the counter-parties' embedded options to cancel, these derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying consolidated statement of operations. At September 30, 2005, the fair value of these interest rate swap agreements was a liability of $0.1 million.

Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At September 30, 2005, borrowings of $47.3 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at September 30, 2005 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $0.6 million.

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

PART II OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

From time to time we are a party to normal, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

On March 7, 2003, an accident occurred in Wisconsin involving a vehicle and one of our tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit was filed in the United States District Court in Minnesota by heirs of one of the decedents against the Company and its driver under the style: Bill Kayachitch and Susan Kayachitch as co-trustees for the heirs and next of kin of Souvorachak Kayachitch, deceased, vs. Julie Robinson and Covenant Transport, Inc. That case was settled on October 10, 2005. Pursuant to the settlement, the suit will be dismissed. Representatives of the child may file an additional suit against us. We expect all matters involving the occurrence to be resolved at a level below the aggregate coverage limits of our insurance policies.

On August 6, 2004, a two vehicle accident occurred in Texas involving a pick-up truck towing a flatbed trailer and one of our tractors. The pick-up truck was occupied by two people and the trailer by four people. The Covenant tractor struck the rear of the trailer and the driver of the tractor is alleged to have left the scene of the accident. One occupant of the trailer was killed and others were injured. A demand on behalf of the plaintiffs for $20.0 million has been made against the Company. On October 19, 2004, suit was filed in the District Court of Hudspeth County, Texas, 394th District, against the Company and its driver under the style: Toni Ann Zertuche et. al. vs. Covenant Transport, Inc. and Harold Dennis Mitchell. Mediation between the parties to the litigation occurred in May 2005. During the third quarter, the claim was settled, and the suit has been dismissed.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended Bylaws dated September 27, 1994.
4.1	(1)	Restated Articles of Incorporation
4.2	(1)	Amended Bylaws dated September 27, 1994.
10.17	(2)
Amendment No. 1 to Amended and Restated Credit Agreement dated July 18, 2005, among Covenant Asset Management, Inc., Covenant Transport, Inc, a Nevada Corporation, Bank of America, N.A., as Agent, and the lenders party thereto from time-to-time.

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

COVENANT TRANSPORT, INC.

Date: November 8, 2005	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief Financial Officer, in his capacity as such and on behalf of the issuer.