Form 10-K
period 2005-12-31
COVENANT TRANSPORT INC
filed 2006-03-31
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. [X] Yes [   ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[X] Yes [   ] No

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
[   ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $123.4 million (based upon the $13.20 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 1, 2006, the registrant had 11,643,008 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Materials from the registrant's definitive proxy statement for the 2006 annual meeting of stockholders to be held on May 23, 2006 have been incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

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

We were founded as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes. From our inception in 1986 through the late 1990's, we focused primarily on Expedited team service. During this time, approximately 60% to 70% of our tractors were operated by teams, and our solo-driver operations primarily supported certain customer needs and provided a driver pool from which to build teams. Our operations were characterized by very long lengths of haul, intense asset utilization that generated significant mileage and revenue per truck, and a high level of customer service.

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

During 2005, we began the formal realignment of our business into four distinct service offerings: Expedited team, Refrigerated, Dedicated, and Regional solo-driver.

We intend to manage and operate each service offering separately, each under the authority of a general manager. We have hired the general managers of the Expedited team, Refrigerated, and Regional solo-driver service offerings, and we are evaluating candidates for the Dedicated service offering. In addition, within the Regional solo-driver service offering, we expect to divide the business into several service centers, each under separate management as well.

We believe the realignment of our business will offer a number of opportunities, as well as challenges. Some of the more significant opportunities we envision include:

•	Greater emphasis and ownership of driver management leading to better retention;
•	Better and faster information about our business, together with fast-acting smaller service offerings;
•	More responsiveness to customers;
•	More attractive lanes for drivers; and
•	More emphasis on lanes with most of the freight that travels by truck.

Some of the more significant challenges we may face include:

•	Developing depth at the General Manager level;
•	Becoming accustomed to distributed decision making;
•	Coordination of loads, rates, bids, customers, and drivers among regions;
•	Headcount while regions develop and over-the-road remains; and
•	Increasing the percentage of transaction-intense freight that requires more frequent communications, customer appointments, equipment turns, driver home time, and billing.

The realignment has involved significant changes, including selecting and installing new leadership over each service offering, reassigning personnel, allocating tractors and trailers to each service offering, migrating operations to preferred traffic lanes for each service offering, acquainting drivers and customers to new lanes, contacts, and procedures, and developing systems to support, measure, and hold accountable each service offering. Although we have made significant progress, this process will continue at least into 2007.

Initial results of the business realignment on each service offering include the following:

•
Expedited team service. Focused attention on teams has produced a substantial increase in average length of haul, average miles per tractor, and average freight revenue per tractor. As a result of greater productivity, the previous decline in team-driven tractors has stabilized.

•
Refrigerated service. Prioritizing certain lanes and the allocation of teams to this service offering increased average length of haul, average miles per tractor, and average revenue per tractor. In addition, we are increasing the allocation of tractors to this service offering.

•
Dedicated service. There has been essentially no change in Dedicated service because of the longer contract duration. In addition, we are continuing to evaluate individual candidates to manage this business.

•
Regional solo-driver service. This service offering is our largest and is in the beginning stages of significant changes in its operating lanes and territories, freight mix, personnel, and policies and procedures. Over the long term we expect these changes to result in a shorter average length of haul and an increase in average freight revenue per tractor. However, interim results may fluctuate substantially. We expect to allocate trucks to other service offerings until the operating results of this service offering improve and become more consistent.

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. We believe our results will be most volatile during the first half of 2006. However, fluctuations in results may be ongoing as major activities within the realignment will continue at least into 2007.

Our four service offerings are described in more detail below.

•
Expedited team service offering. At December 31, 2005, we operated approximately 910 tractors in our Expedited team service offering. Our teams generally operate over distances ranging from 1,000 to 2,000 miles and had an average length of haul 1,525 miles in the fourth quarter of 2005. Our expedited teams offer service standards such as coast-to-coast delivery in 72 hours, meeting delivery appointments within 15 minutes, and delivering 99% of loads on-time. We believe our expedited teams offer greater speed and reliability than rail, rail-truck intermodal, and solo-driver competitors at a lower cost than air freight. The main advantage to us of expedited team service is high revenue per tractor. The main challenges are managing the mileage on the trucks to avoid decreasing the resale value and recruiting and pairing two drivers, particularly during driver shortages, which tend to coincide with strong economic activity that increases demand.

•
Dedicated service offering. At December 31, 2005, we operated approximately 609 tractors in our Dedicated service offering. These tractors operate for a single customer or on a defined route and frequently have contractually guaranteed revenue. This part of our business has grown over the past few years as customers have desired committed capacity, and we have expanded our participation in their design, development, and execution of supply chain solutions. We believe the advantages of dedicated service include protection against rate pressure during the term of the agreement and predictable equipment utilization and routes, which assist with driver retention, asset productivity, and management planning. We believe the challenges of dedicated fleets include limited ability to react to certain cost changes and to increase rates to take advantage of market shifts.

•
Refrigerated service offering. At December 31, 2005, we operated approximately 765 tractors in our Refrigerated service offering, which consists of our refrigerated trucks in operation under the Covenant Transport name and the Southern Refrigerated Transport, or SRT, name. Our Refrigerated service offering includes the transport of fresh produce from the West Coast to the Midwest or Southeast and return with either refrigerated or general commodities and a growing presence within traditional food and beverage shippers. We believe the advantages of refrigerated service include less cyclical freight patterns and a growing population that requires food products. We believe the challenges of refrigerated service include more expensive trailers, the perishable nature of commodities, and the fuel and maintenance expense associated with refrigeration units.

•
Regional solo-driver service offering. At December 31, 2005, we operated approximately 1,187 tractors in our Regional solo-driver service offering. The average length of haul was 655 miles in the fourth quarter of 2005. We expect this to decrease over time as our business gravitates toward movements with lengths of haul closer to 500-600 miles. According to industry sources, 70-80% of the freight transported in the United States moves in distances of less than 500 miles. We expect most freight to continue to move in regional lengths of haul as manufacturers, retailers, and distributors move elements of their supply chains into closer proximity. We believe the advantages of regional truckload service include access to large freight volumes, generally higher rates per mile, and driver-friendly routes. We believe the disadvantages of regional truckload service include lower equipment utilization and a greater percentage of non-revenue miles than in long-haul lanes. We are in the process of dividing our approximately 1,200 regional truck fleet into sub-regions, with the goal of enabling each sub-region to operate with a separate General Manager, separate accountability and responsibility, and separate financial statements. This process requires intricate planning, and we expect it will take a year or two to complete.

The development of our business into four major transportation services has affected our operating metrics over time, and we expect that the complete formal separation of our business into four distinct service offerings will create even more change, which we should be able to begin quantifying in 2006. Four measures with significant changes are average length of haul, average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week. A description of each follows:

Average Length of Haul. Our average length of haul has decreased significantly as we have increased the use of solo-driver tractors and increased our focus on regional markets. Shorter lengths of haul frequently involve higher rates per mile from customers, fewer miles per truck, and a greater percentage of non-revenue miles caused by re-positioning of equipment.

Average Freight Revenue Per Total Mile. Our average freight revenue per mile has increased sharply. Average freight revenue per loaded mile has increased approximately 23% since 2000, while non-revenue miles have also increased. This led to a 21.4% increase in average freight revenue per total mile. All freight revenue per mile numbers exclude fuel surcharge revenue.

Average Miles Per Tractor. Our average miles per tractor have decreased because of a lower percentage of teams in our fleet and a shortening of our average length of haul.

Average Freight Revenue per Tractor per Week. We use average freight revenue per tractor per week (which excludes fuel surcharges) as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our trucks, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors.

Customers and Operations

Our primary customers include manufacturers and retailers, as well as other transportation companies. In 2005, our five largest customers were Wal-Mart Stores, Con-Way Transportation, Georgia Pacific, Shaw Industries, and ABX Logistics. In the aggregate, subsidiaries of CNF, Inc. including Con-Way Transportation and Menlo Worldwide, accounted for approximately 8% of our revenue in 2005 and 9% and 11% for 2004 and 2003, respectively.

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

The truckload industry has periodically experienced difficulty in attracting and retaining enough qualified truck drivers. It is also common for the driver turnover rate of individual carriers to exceed 100%. We believe a combination of greater demand for freight transportation and the alternative careers provided by the expansion in economic activity over the past few years, together with the demographics of the truck driving population and other factors, have exacerbated the shortage of drivers recently. This has increased our costs of recruiting, training, and retaining drivers and has resulted in more of our trucks lacking drivers. During 2005, we implemented new strategies focusing on driver satisfaction and ultimately a greater retention rate. Additionally, we hope that our newly realigned business structure, with separate accountability within each service offering, will lead to higher retention rates.

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service on selected long-haul lanes because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2005, teams operated approximately 32% of our tractors.

We are not a party to a collective bargaining agreement. At December 31, 2005, we employed approximately 4,655 drivers and approximately 1,057 non driver personnel. At December 31, 2005, we also contracted with approximately 145 independent contractor drivers. We believe that we have a good relationship with our personnel.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers and is an important part of providing excellent service to customers. Our policy is to operate our tractors while under warranty to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2005, our tractor fleet had an average age of approximately 17 months and our trailer fleet had an average age of approximately 36 months. All of our tractors were equipped with post October 2002 emission-compliant engines. Approximately 85% of our trailers were dry vans and the remainder were temperature-controlled vans.

Industry and Competition

The U.S. market for truck-based transportation services generated total revenues of approximately $671.2 billion in 2004 and is projected to follow the overall U.S. economy. The trucking industry includes both private fleets and "for-hire" carriers. We operate in the highly fragmented for-hire truckload segment of this market, which generated estimated revenues of approximately $312 billion in 2004. Our dedicated business also competes in the estimated $279 billion private fleet portion of the overall trucking market, by seeking to convince private fleet operators to outsource or supplement their private fleets. The trucking industry accounted for approximately 87.7% of domestic spending on freight transportation in 2004. All market estimates contained in this section are derived from data compiled by Global Insight, Inc., as reported by the American Trucking Associations in U.S. Freight Transportation Forecast to 2016.

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. Based on Commercial Carrier Journal: The Top 100 (August 2005), the ten largest truckload carriers (measured by annual revenue) accounted for approximately $16.5 billion, or approximately 5.3%, of annual for-hire truckload revenue in 2004. We compete to some extent with railroads and rail-truck intermodal service but differentiate our self from rail and rail-truck intermodal carriers on the basis of service, because rail and rail-truck intermodal movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service to customers with time-definite pick-up and delivery schedules.

We believe that the cost and complexity of operating trucking fleets are increasing and that economic and competitive pressures are likely to force many smaller competitors and private fleets to consolidate or exit the industry over time. As a result, we believe that larger, better-capitalized companies, like us, will have opportunities to increase profit margins and gain market share. In the market for dedicated services, we believe that truckload carriers, like us, have a competitive advantage over truck lessors, who are the other major participants in the market, because we can offer lower prices by utilizing back-haul freight within our network that traditional lessors may not have.

Over the past two years our industry has enjoyed an improved pricing environment compared with our historical experience. We believe that stronger freight demand and industry-wide capacity constraints caused by a shortage of truck drivers and a lack of capital investment in additional revenue equipment by many carriers contributed to the pricing environment. In addition, many shippers have recognized that the costs of operating in our industry have increased significantly, particularly in the areas of driver compensation, revenue equipment, fuel, and insurance and claims. The pricing environment may not remain favorable, and we may not continue to capitalize on any increases in pricing.

Regulation

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at two of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations limiting exhaust emissions became effective in 2002 and become progressively more restrictive in 2007 and 2010. Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models. Substantially all of our tractors are equipped with these engines. We expect additional cost increases and possibly degradation in fuel mileage from the 2007 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Fuel Availability and Cost

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts. During 2005, the cost of fuel was in the range at which we received fuel surcharges. Even with the fuel surcharges, the high price of fuel decreased our profitability. Although we historically have been able to pass through a substantial part of increases in fuel prices and taxes to customers in the form of higher rates and surcharges, the increases usually are not fully recovered. We do not collect surcharges on fuel used for non-revenue or out-of-route miles, or for fuel used by refrigeration units or while the tractor is idling.

Seasonality

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

Additional Information

At December 31, 2005, our corporate structure included Covenant Transport, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Harold Ives Trucking Co., an Arkansas corporation; CVTI Receivables Corp. ("CRC"), a Nevada corporation; and Volunteer Insurance Limited, a Cayman Island company. Terminal Truck Broker, Inc. and Tony Smith Trucking, Inc., both Arkansas corporations and former subsidiaries, were dissolved in September 2003 and December 2004, respectively.

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

ITEM 1A.    RISK FACTORS

Factors That May Affect Future Results

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors include excess tractor and trailer capacity in the trucking industry, declines in the resale value of used equipment, strikes or other work stoppages, increases in interest rates, fuel taxes, tolls, and license and registration fees, and rising costs of healthcare.

We also are affected by recessionary economic cycles, changes in customers' inventory levels, and downturns in customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers, and regions of the country, such as California, Texas, and the Southeast, where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

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

We may not be successful in improving or maintaining our profitability.

During 2005 we adopted a strategic plan designed to improve our profitability. The plan generally involves organizing our operations around four distinct service offerings. Within each service offering we expect changes to items such as the customer base, rate structure, routes served, driver domiciles, management, reporting structure, and operating procedures. These changes, and others that we did not expect, will present significant challenges, including, but not limited to, the following:

•	Developing management depth to oversee the service offerings and also manage regional terminals within the service offerings;
•	Adapting our personnel to new strategies, policies, and procedures, including more distributed decision making;
•	Maintaining customer relationships and freight volumes while changing routes, pricing, and other aspects of our operations;
•	Maintaining a sufficient number of qualified drivers while changing routes, policies, procedures, and management structures;
•	Controlling headcount and expenses generally during a transition that may entail a period of duplication of some functions; and
•	Improving or eliminating processes, functions, services, or other items that are identified as substandard.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We self-insure for a significant portion of our claims exposure and related expenses. We accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise, and we evaluate and revise these accruals from time-to-time based on additional information. We do not currently maintain directors and officers' insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. Because of our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed. Historically, we have had to adjust our reserves on several occasions, and future adjustments may occur.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts. Our insurance and claims expense could increase when our current coverages expire, or we could raise our self-insured retention. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Insurance carriers recently have been raising premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, if we experience a claim for which we do not have coverage, or if we have to increase our reserves again.

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

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to maintain or improve our profitability.

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

•	Many of our customers are other transportation companies, and they may decide to transport their own freight.
•	Many customers reduce the number of carriers they use by selecting "core carriers" as approved service providers, and in some instances we may not be selected.
•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.
•	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.
•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.
•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers. Generally, we do not have long term contractual relationships with our major customers, and our customers may not continue to use our services or continue to use our services at the same levels. For some of our customers, we have entered into multi-year contracts, and the rates may not remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors. In addition, due in part to current economic conditions, including the higher cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Because of the shortage of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractor drivers. The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to continue to increase driver and independent contractor compensation in future periods. In addition, we and our industry suffer from a high turnover rate of drivers. Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the Environmental Protection Agency, or EPA, and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the Federal Motor Carrier Safety Administration Act, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. The rules effective October 1, 2005, did not substantially change the existing rules but are likely to create a moderate reduction in the amount of time available to drivers in longer lengths of haul, which could reduce equipment productivity in those lanes. The FMCSA is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any rules that might be proposed, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration, or TSA, of the DHS has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. For the past few years, we have depended on cash from operations, our credit facilities, and operating leases to fund our revenue equipment. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with cash flows from operations, borrowings under our line of credit, proceeds under our financing facilities, and operating leases of revenue equipment. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

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

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments, may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control. Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do hedge, we may be forced to make cash payments under the hedging arrangements. The absence of meaningful fuel price protection through these measures, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

We made nine acquisitions between 1996 and 2000, including four between September 1999 and August 2000. Accordingly, acquisitions have provided a substantial portion of our growth. We may not be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we may not be able to successfully integrate the acquired companies or assets into our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at two of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations limiting exhaust emissions became effective in 2002 and become progressively more restrictive in 2007 and 2010. Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models. All of our tractors are equipped with these engines. We expect additional cost increases and possibly degradation in fuel mileage from the 2007 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive EPA emissions standards for 2007 will require vendors to introduce new engines, and some carriers may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses.

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

Our substantial indebtedness and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, operating lease obligations, and encumbered assets:

•	Our vulnerability to adverse economic conditions and competitive pressures is heightened;
•
We will continue to be required to dedicate a substantial portion of our cash flows from operations to operating lease payments and repayment of debt, limiting the availability of cash for other purposes;

•	Our flexibility in planning for, or reacting to, changes in our business and industry will be limited;
•
Our profitability is sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;

•	Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited; and
•	We may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders.

Our financing obligations could negatively impact our future operations, our ability to satisfy our capital needs, or our ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.

Our revolving credit facility contains restrictive and financial covenants, and we may be unable to comply with these covenants. A default could result in the acceleration of all of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

Our credit facilities and our other financing arrangements contain covenants that impose certain restrictions and require us to maintain specified financial ratios. If we fail to comply with any of these covenants, we will be in default, which could cause cross-defaults under other loans or agreements. A default, if not waived by our lenders, could cause our debt and other obligations to become immediately due and payable. To obtain waivers of defaults, we may incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, we may be unable to borrow sufficient additional funds to refinance the accelerated debt. Even if new financing is made available to us, it may not be available on commercially acceptable terms.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are highly dependent upon the services of the following key employees: David R. Parker, our Chairman of the Board, Chief Executive Officer, and President; Joey B. Hogan, our Executive Vice President and Chief Financial Officer; Michael W. Miller, our Executive Vice President and Chief Operating Officer; Jeffrey S. Paulsen, our Senior Vice President and General Manager; Jeffrey D. Taylor, our Vice President and General Manager; and Jeffery D. Acuff, our Vice President and General Manager. We currently do not have employment agreements with any of them. We do maintain key-man life insurance on David Parker. The loss of any of their services could negatively impact our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of improving our profitability.

Our Chief Executive Officer and President and his wife control a large portion of our stock and have substantial control over us, which could limit your ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board, Chief Executive Officer, and President, David Parker, and his wife, Jacqueline Parker, beneficially own approximately 38% of our outstanding Class A common stock and 100% of our Class B common stock. On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family. This voting structure gives the Parkers approximately 47% of our outstanding votes.

The Parkers are able to effectively control decisions requiring stockholder approval, including the election of our entire board of directors, the adoption of extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or delay a change of control, which other stockholders may favor. The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which you disagree.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

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

Terminal Locations	Maintenance	Recruiting/ Orientation	Sales	Ownership
Chattanooga, Tennessee	x	x	x	Owned
Dalton, Georgia	x			Owned
Charlotte, North Carolina				Leased
Dayton, Ohio				Leased
Sayreville, New Jersey				Leased
Indianapolis, Indiana				Leased
Ashdown, Arkansas	x	x	x	Owned
Little Rock, Arkansas				Owned
Oklahoma City, Oklahoma				Owned
Hutchins, Texas	x	x		Owned
El Paso, Texas		x		Leased
Columbus, Ohio				Leased
French Camp, California				Leased
Fontana, California	x			Leased
Long Beach, California				Owned
Pomona, California		x		Owned

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

On March 7, 2003, an accident occurred in Wisconsin involving a vehicle and one of our tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit was filed in the United States District Court in Minnesota by heirs of one of the decedents against us and our driver under the style: Bill Kayachitch and Susan Kayachitch as co-trustees for the heirs and next of kin of Souvorachak Kayachitch, deceased, vs. Julie Robinson and Covenant Transport, Inc. The case was settled on October 10, 2005 at a level below the aggregate coverage limits of our insurance policies and was formally dismissed in February 2006. Representatives of the child may file an additional suit against us.

On August 6, 2004, a two vehicle accident occurred in Texas involving a pick-up truck towing a flatbed trailer and one of our tractors. The pick-up truck was occupied by two people and the trailer by four people. Our tractor struck the rear of the trailer, and the driver of the tractor is alleged to have left the scene of the accident. One occupant of the trailer was killed and others were injured. A demand on behalf of the plaintiffs for $20.0 million has been made against us. On October 19, 2004, suit was filed in the District Court of Hudspeth County, Texas, 394th District, against us and our driver under the style: Toni Ann Zertuche et. al. vs. Covenant Transport, Inc. and Harold Dennis Mitchell. Mediation between the parties to the litigation occurred in May 2005. During the third quarter, the claim was settled, and the suit has been dismissed.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2005, no matters were submitted to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ National Market, under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low bid price for our Class A common stock as reported by NASDAQ from January 1, 2004 to December 31, 2005.

Period	High	Low

Calendar Year 2004

1st Quarter	$20.66	$16.50
2nd Quarter	$19.21	$15.08
3rd Quarter	$20.60	$16.28
4th Quarter	$20.97	$16.50

Calendar Year 2005

1st Quarter	$21.57	$16.05
2nd Quarter	$18.13	$11.64
3rd Quarter	$14.94	$11.91
4th Quarter	$14.40	$9.80

As of March 1, 2006, we had approximately 55 stockholders of record of our Class A common stock. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

See "Equity Compensation Plan Information" under Item 11 in Part III of this Annual Report for certain information concerning shares of our Class A common stock authorized for issuance under our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

(In thousands, except per share and operating data amounts)

	Years Ended December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data:
Freight revenue	$555,428	$558,453	$555,678	$550,603	$554,132
Fuel surcharges	87,626	45,169	26,779	13,815	19,489
Total revenue	$643,054	$603,622	$582,457	$564,418	$573,621

Operating expenses:
Salaries, wages, and related expenses (1)	242,157	225,778	220,665	227,332	244,849
Fuel expense	170,582	127,723	109,231	96,332	103,894
Operations and maintenance	33,625	30,555	39,822	39,625	39,410
Revenue equipment rentals and purchased transportation	61,701	69,928	69,997	59,265	65,104
Operating taxes and licenses	13,431	14,217	14,354	13,934	14,358
Insurance and claims expense (2)	41,034	54,847	35,454	31,761	27,838
Communications and utilities	6,579	6,517	7,177	7,021	7,439
General supplies and expenses	17,778	15,104	14,495	14,677	14,468
Depreciation and amortization, including gains (losses) on disposition of equipment and impairment of assets (3)	39,101	45,001	43,041	49,497	56,324
Total operating expenses	625,988	589,670	554,236	539,444	573,684
Operating income (loss)	17,066	13,952	28,221	24,974	(63)
Other (income) expense:
Interest expense	4,203	3,098	2,332	3,542	7,855
Interest income	(273)	(48)	(114)	(63)	(328)
Other	(538)	(926)	(468)	916	799
Loss on early extinguishment of debt	-	-	-	1,434	-
Other expenses, net	3,392	2,124	1,750	5,829	8,326
Income (loss) before income taxes and cumulative effect of change in accounting principle	13,674	11,828	26,471	19,145	(8,389)
Income tax expense (benefit)	8,003	8,452	14,315	10,871	(1,727)
Income (loss) before cumulative effect of change in accounting principle	5,671	3,376	12,156	8,274	(6,662)
Cumulative effect of change in accounting principle, net of tax (4)	(485)	-	-	-	-
Net income (loss)	$5,186	$3,376	$12,156	$8,274	$(6,662)

(1)	Includes a $1,500 pre-tax increase to workers' compensation claims reserve in 2004.
(2)	Includes an $18,000 pre-tax increase to casualty claims reserve in 2004.
(3)	Includes a $3,300 and a $15,400 pre-tax impairment charge related to tractors in 2002 and 2001, respectively.
(4)	Includes a $485 adjustment, net of tax, related to the adoption of FIN 47, Accounting for Conditional Asset Retirement Obligations.

Basic earnings (loss) per share before cumulative effect of change in accounting principle:	$0.40	$0.23	$0.84	$0.58	$(0.48)

Cumulative effect of change in accounting principle	(0.03)	-	-	-	-

Basic earnings (loss) per share:	$0.37	$0.23	$0.84	$0.58	$(0.48)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:	$0.40	$0.23	$0.83	$0.57	$(0.48)

Cumulative effect of change in accounting principle	(0.03)	-	-	-	-

Diluted earnings (loss) per share:	$0.37	$0.23	$0.83	$0.57	$(0.48)

Basic weighted average common shares outstanding	14,175	14,641	14,467	14,223	13,987

Diluted weighted average common shares outstanding	14,270	14,833	14,709	14,519	13,987

	Years Ended December 31,
Selected Balance Sheet Data:	2005	2004	2003	2002	2001

Net property and equipment	$214,362	$209,422	$221,734	$238,488	$231,536
Total assets	371,261	357,383	354,281	361,541	349,782
Long-term debt, less current maturities	33,000	8,013	12,000	1,300	29,000
Total stockholders' equity	189,724	195,699	192,142	175,588	161,902

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.51	$1.40	$1.27	$1.24	$1.23
Average freight revenue per total mile (1)	$1.36	$1.27	$1.17	$1.15	$1.14
Average freight revenue per tractor per week (1)	$3,013	$2,995	$2,897	$2,870	$2,803
Average miles per tractor per year	115,765	122,899	129,656	129,906	127,714
Weighted average tractors for year (2)	3,535	3,558	3,667	3,680	3,791
Total tractors at end of period (2)	3,471	3,476	3,752	3,738	3,700
Total trailers at end of period (3)	8,565	8,867	9,255	7,485	7,702

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by owner-operators.
(3)	Excludes monthly rental trailers.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the ten largest truckload carriers in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. We are in the process of building our operations around four major transportation service offerings: Expedited team service, Refrigerated service, Dedicated service, and Regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers.

Recent Results and Year-End Financial Condition

For the year ended December 31, 2005, total revenue increased 6.5%, to $643.1 million from $603.6 million during 2004. The increase was attributable to an increase in fuel surcharge revenue. Freight revenue, which excludes revenue from fuel surcharges, decreased 0.5%, to $555.4 million in 2005 from $558.5 million in 2004. We generated net income of $5.2 million, or $0.37 per diluted share, for the year compared with $3.4 million, or $0.23 per diluted share, for 2004. Our 2004 results included a pretax $19.6 million adjustment to claims reserves, which reduced earnings per diluted share by approximately $0.82.

Excluding the effect of the claims adjustment in 2004 described above, our after-tax costs increased approximately 8.3% on a per-mile basis in 2005, or approximately $0.103 per mile, compared to 2004. The main factors were an approximately $.08 per mile increase in compensation expense, driven primarily by increases in driver pay in the second half of 2004 and in March and April of 2005, an approximately $0.015 per mile increase in insurance and claims expense primarily based on higher actuarial accrual rates, and a $.01 per mile increase in fuel cost net of fuel surcharge recovery. In addition, the decrease in miles per tractor affected our cost per mile in fixed costs.

During 2005 we experienced significant fluctuations in our financial results. In the first half of 2005, we experienced a meaningful reduction in freight volumes from our customers. We believe the reduction in freight volumes was attributable to the frequency and magnitude of rate increases we had implemented in 2004, particularly equipment detention charges. In the second half of 2005, we began to regain freight volumes. By the fourth quarter, our operating results improved significantly. The table below reflects the quarterly fluctuations in freight revenue per tractor per week, our main measure of asset productivity, and diluted earnings per share.

Quarter ended	March 31	June 30	September 30	December 31
Average freight revenue per tractor per week	$2,769	$2,961	$3,067	$3,254
Diluted earnings (loss) per share	$(0.04)	$0.05	$0.09	$0.28

At December 31, 2005, our total balance sheet debt was $80.3 million and our total stockholders' equity was $189.7 million, for a total debt-to-capitalization ratio of 29.7% and a book value of $13.57 per share. We also had $73.9 million in undrawn letters of credit posted with insurance carriers. At December 31, 2005, we had a combined $32 million of available borrowing capacity under our revolving credit facility and securitization facility.

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

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. Prior to 2004, we measured freight revenue, before fuel and accessorial surcharges, in addition to total revenue. In 2004, we reclassified accessorial revenue, other than fuel surcharges, into freight revenue, and our historical financial statements have been conformed to this presentation. We continue to measure revenue before fuel surcharges, or “freight revenue,” because we believe that fuel surcharges tend to be a volatile source of revenue.

We believe the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.

We operate tractors driven by a single driver and also tractors assigned to two-person driver teams. Over time, the percentage of our revenue generated by driver teams has trended down, although the mix depends on a variety of factors over time. Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced expense of compensating only one driver. We expect operating statistics and expenses to shift with the mix of single and team operations.

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. In addition, we have other mostly fixed costs, such as our non-driver personnel.

The trucking industry has experienced significant increases in expenses over the past three years, in particular those relating to equipment costs, driver compensation, insurance, and fuel. As the U.S. economy has expanded, many trucking companies have been able to raise freight rates to cover the increased costs. This is primarily due to a favorable relationship between freight demand and industry-wide capacity of tractors and trailers. For 2005, our costs (excluding the effect of the claims adjustment in the fourth quarter of 2004) rose faster than revenue because of the company-specific decline in freight volumes during the first half of 2005. We believe the reason for the decline has been addressed. Accordingly, we expect increases in revenue per tractor to exceed increases in costs so long as freight demand continues to exceed truck capacity, excluding any additional company-specific issues we may face, including issues we may encounter during our business realignment.

Revenue Equipment

We operate approximately 3,471 tractors and 8,565 trailers. Of our tractors, at December 31, 2005, approximately 2,186 were owned, 1,140 were financed under operating leases, and 145 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at December 31, 2005, approximately 1,020 were owned and approximately 7,545 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

In September 2005, we entered into an agreement with a finance company to lease approximately 1,800 model-year 2006 and 2007 dry van trailers under seven-year walk away leases. These trailers will replace approximately 1,200 model-years 1998 and 1999 dry van trailers and approximately 600 model-year 2000 dry van trailers. The 1,800 trailers will be replaced over the next year as new trailers are delivered. After the completion of this transaction, our oldest trailers in operation will be 2001 model-year trailers.

For 2006, we plan to replace approximately 2,100 tractors, or approximately 65% of our company-owned tractor fleet. This is approximately twice the number of tractors we would normally replace and will result in a substantial increase over normal replacement capital expenditures. We are increasing our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements.

Independent contractors (owner-operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor-tractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, we evaluate our efficiency using net margin as well as operating ratio.

Business Realignment and Outlook for 2006

In mid-2005, we began the process of formally realigning our operations around four major transportation service offerings: Expedited team service, Refrigerated service, Dedicated service, and Regional solo-driver service. The realignment has involved significant changes, including selecting and installing new leadership over each service offering, reassigning personnel, allocating tractors and trailers to each service offering, migrating operations to preferred traffic lanes for each service offering, acquainting drivers and customers to new lanes, contacts, and procedures, and developing systems to support, measure, and hold accountable each service offering. Although we have made significant progress, this process will continue at least into 2007.

Initial results of the business realignment on each service offering include the following:

•
Expedited team service. Focused attention on teams has produced a substantial increase in average length of haul, average miles per tractor, and average freight revenue per tractor. As a result of greater productivity, the previous decline in team-driven tractors has stabilized.

•
Refrigerated service. Prioritizing certain lanes and the allocation of teams to this service offering increased average length of haul, average miles per tractor, and average revenue per tractor. In addition, we are increasing the allocation of tractors to this service offering.

•
Dedicated service. There has been essentially no change in Dedicated service because of the longer contract duration. In addition, we are continuing to evaluate individual candidates to manage this business.

•
Regional solo-driver service. This service offering is our largest and is in the beginning stages of significant changes in its operating lanes and territories, freight mix, personnel, and policies and procedures. Over the long term we expect these changes to result in a shorter average length of haul and an increase in average freight revenue per tractor. However, interim results may fluctuate substantially. We expect to allocate trucks to other service offerings until the operating results of this service offering improve and become more consistent.

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. We believe our results will be most volatile during the first half of 2006. However, fluctuations in results may be ongoing as major activities within the realignment will continue at least into 2007. For 2006, we are expecting a continuation of the favorable relationship between freight demand and trucking capacity that has allowed significant rate increases over the past two years. We also expect average fuel prices to approximate the average levels in 2005. Based on these expectations and assuming meaningful progress with our realignment, our financial performance in 2006 should improve significantly compared with 2005, with most of the improvement coming in the second half of the year.

RESULTS OF OPERATIONS

For comparison purposes in the table below, we use freight revenue, or total revenue less fuel surcharges, in addition to total revenue when discussing changes as a percentage of revenue. We believe excluding this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. Freight revenue excludes $87.6 million, $45.2, million and $26.8 million of fuel surcharges in each of 2005, 2004, and 2003, respectively.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2005	2004	2003		2005	2004	2003

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	37.7	37.4	37.9	Salaries, wages, and related expenses	43.6	40.4	39.7
Fuel expense	26.5	21.2	18.8	Fuel expense (1)	14.9	14.8	14.8
Operations and maintenance	5.2	5.1	6.8	Operations and maintenance	6.1	5.5	7.2
Revenue equipment rentals and purchased transportation	9.6	11.6	12.0	Revenue equipment rentals and purchased transportation	11.1	12.5	12.6
Operating taxes and licenses	2.1	2.4	2.5	Operating taxes and licenses	2.4	2.5	2.6
Insurance and claims	6.4	9.1	6.1	Insurance and claims	7.4	9.8	6.4
Communications and utilities	1.0	1.1	1.2	Communications and utilities	1.2	1.2	1.3
General supplies and expenses	2.8	2.5	2.5	General supplies and expenses	3.2	2.7	2.6
Depreciation and amortization, including gains (losses) on disposition of equipment	6.1	7.5	7.4	Depreciation and amortization, including gains (losses) on disposition of equipment	7.0	8.1	7.7
Total operating expenses	97.3	97.7	95.2	Total operating expenses	96.9	97.5	94.9
Operating income	2.7	2.3	4.8	Operating income	3.1	2.5	5.1
Other expense, net	0.5	0.4	0.3	Other expense, net	0.6	0.4	0.3
Income before income taxes and cumulative effect of change in accounting principle	2.1	2.0	4.5	Income before income taxes and cumulative effect of change in accounting principle	2.5	2.1	4.8
Income tax expense	1.2	1.4	2.4	Income tax expense	1.4	1.5	2.6
Cumulative effect of change in accounting principle, net of tax	0.1	0.0	0.0	Cumulative effect of change in accounting principle, net of tax	0.1	0.0	0.0
Net income	0.9%	0.6%	2.1%	Net income	1.0%	0.6%	2.2%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $87.6 million, $45.2 million, and $26.8 million in 2005, 2004, and 2003, respectively.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Total revenue increased $39.4 million, or 6.5%, to $643.1 million in 2005, from $603.6 million in 2004. Freight revenue excludes $87.6 million of fuel surcharge revenue in 2005 and $45.2 million in 2004. For comparison purposes, in the discussion below we use freight revenue when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharges) decreased $3.0 million (0.5%), to $555.4 million in 2005, from $558.5 million in 2004. Average freight revenue per tractor per week, a key statistic that we use to evaluate our asset productivity, increased 0.6% to $3,013 in 2005 from $2,995 in 2004. Our average freight revenue per tractor per week increase was primarily generated by a 7.6% increase in average freight revenue per loaded mile, which was partially offset by lower miles per tractor and an increase in our percentage of non-revenue miles. Our rates have increased primarily due to a strong freight market, tightened truck capacity, a decrease in our average length of haul, and an improvement in our freight selection. Weighted average tractors decreased 0.6% to 3,535 in 2005 from 3,558 in 2004. We have elected to constrain the size of our tractor fleet until fleet production and profitability improve.

Salaries, wages, and related expenses increased $16.4 million, or 7.3%, to $242.2 million in 2005, from $225.8 million in 2004. As a percentage of freight revenue, salaries, wages, and related expenses increased to 43.6% in 2005, from 40.4% in 2004. Driver pay increased $14.7 million, to 30.4% of freight revenue in 2005 from 27.7% of freight revenue in 2004. The increase was largely attributable to mileage pay increases and new retention bonus programs. A driver retention bonus program went into effect in September 2004, and mileage pay increases went into effect in March and April 2005. If the shortage of qualified drivers continues, additional driver pay increases may be necessary in the future. Our payroll expense for employees other than over-the-road drivers remained relatively constant at 7.0% of freight revenue in 2005 and 2004. Health insurance, employer paid taxes, workers' compensation, and other employee benefits increased to 6.2% of freight revenue in 2005 from 5.8% of freight revenue in 2004 partially due to higher payroll taxes and an increase in our health insurance claims.

Fuel expense, net of fuel surcharge revenue of $87.6 million in 2005 and $45.2 million in 2004, remained relatively constant at $83.0 million in 2005 and $82.6 million in 2004. Fuel prices increased sharply during 2005 from already high levels during 2004. As a percentage of freight revenue, net fuel expense remained relatively constant at 14.9% in 2005 and 14.8% in 2004. Our fuel surcharge program was able to offset a substantial portion of the higher fuel prices. Fuel surcharges amounted to $0.214 per revenue mile in 2005 and $0.103 per revenue mile in 2004. Fuel costs may be affected in the future by price fluctuations, supply shortages, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government-mandated emissions standards that have resulted in less fuel efficient engines. At December 31, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Operations and maintenance, which consists primarily of vehicle maintenance and repairs and driver recruitment expenses, increased $3.1 million, or 10.0%, to $33.6 million in 2005, from $30.6 million in 2004. As a percentage of freight revenue, operations and maintenance increased to 6.1% of freight revenue from 5.5% in 2004. The increase resulted in part from increased tire costs, unloading costs, and increased driver recruiting expense due to a tighter supply of drivers.

Revenue equipment rentals and purchased transportation decreased $8.2 million, or 11.8%, to $61.7 million in 2005 from $69.9 million in 2004. The decrease is due primarily to a decrease in the percentage of our total miles driven by independent contractors, which more than offset an increase in revenue equipment rental payments. Payments to independent contractors decreased $13.2 million, to $21.5 million in 2005 from $34.7 million in 2004, mainly due to a decrease in the independent contractor fleet to an average of 186 trucks in 2005 from an average of 301 in 2004. We have experienced difficulty in retaining our independent contractors due to the challenging operating conditions. Tractor and trailer equipment rental and other related amounts increased $4.9 million, to $40.2 million in 2005, compared to $35.3 million in 2004. We had approximately 1,140 tractors and 7,545 trailers under operating leases at December 31, 2005, compared with 1,320 tractors and 7,668 trailers financed at December 31, 2004. Although we ended the year with fewer pieces of equipment financed through lease agreements, during 2005 we averaged more equipment financed through lease agreements than during 2004.

Operating taxes and licenses decreased $0.8 million, or 5.5%, to $13.4 million in 2005 from $14.2 million in 2004. The decrease partially resulted from a property tax settlement of approximately $0.4 million relating to the 2002 tax year. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.4% in 2005 and 2.5% in 2004.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $13.8 million, or 25.2%, to $41.0 million in 2005 from $54.8 million in 2004. As a percentage of freight revenue, insurance and claims expense decreased to 7.4% in 2005 from 9.8% in 2004. During the fourth quarter of 2004, we recorded an $18.0 million non-cash increase to our reserves for casualty claims. Excluding the $18.0 million increase to reserves, insurance and claims increased to 7.4% as a percentage of freight revenue from 6.6% as a percentage of freight revenue. The increase as a percentage of freight revenue was attributable to a higher actuarial accrual rate based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, premium expenses, and our level of self-insured retention and may cause our insurance and claims expense to be higher or more volatile in future periods than in historical periods.

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

Communications and utilities remained relatively constant at $6.6 million in 2005 and $6.5 million in 2004. As a percentage of freight revenue, communications and utilities remained constant at 1.2% in 2005 and 2004.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $2.7 million, or 17.7%, to $17.8 million in 2005, from $15.1 million in 2004. As a percentage of freight revenue, general supplies and expenses increased to 3.2% in 2005 from 2.7% in 2004. The increase is due to our paying for physicals and drug tests for our drivers, which in the past were paid for by the drivers, an increase in our travel expenses related to customer visits, and an increase in our bad debt allowance related to two customers. One customer is in mediation and the other customer announced a planned liquidation.

Depreciation and amortization expense, consisting primarily of depreciation of revenue equipment, decreased $5.9 million, or 13.1%, to $39.1 million in 2005 from $45.0 million in 2004. As a percentage of freight revenue, depreciation and amortization decreased to 7.0% in 2005 from 8.1% in 2004. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. The decrease in depreciation as a percentage of revenue was attributable to gains on the disposal of tractors and trailers of approximately $0.7 million in 2005 compared to a loss of $3.5 million in 2004, an increase in the average percentage of our tractor and trailer fleet comprised of leased equipment, and increases in revenue per tractor, which more efficiently spread this fixed cost. Depreciation expense is expected to increase as a percentage of revenue in future periods, due to a shift toward owned rather than leased equipment, and increased preparation costs related to a large planned trade package for 2006 of approximately 1,800 trailers and approximately 2,000 tractors. The trade-in preparation costs will be reflected as a component of gains (losses) on disposition of assets.

Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We evaluate goodwill and certain intangibles for impairment annually. During the second quarter of 2005, we tested our goodwill ($11.5 million) for impairment and found no impairment.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $1.3 million, or 59.7%, to $3.4 million in 2005 from $2.1 million in 2004. As a percentage of freight revenue, other expense increased to 0.6% in 2005 from 0.4% in 2004. The increase is primarily due to higher interest rates and higher debt balances. In 2004, we accrued a $0.4 million interest charge related to a proposed disallowed IRS transaction. We recorded a $0.4 million pre-tax, non-cash gain in 2005 compared to a gain of $0.8 million in 2004, related to the accounting for interest rate derivatives under SFAS No. 133.

Income tax expense decreased $0.4 million, or 5.3%, to $8.0 million in 2005 from $8.5 million in 2004. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

We recorded a $0.5 million, net of tax, adjustment related to the cumulative effect of change in accounting principle. In December 2005, we adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"). The adoption of FIN 47 resulted in our recording an asset retirement obligation for the estimated costs for the de-identification obligations in certain of our equipment leases.

As a result of the factors described above, net income increased $1.8 million, or 53.6%, to $5.2 million in 2005 from $3.4 million in 2004. As a result of the foregoing, our net margin increased to 0.9% in 2005 from 0.6% in 2004.

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

Salaries, wages, and related expenses increased $5.1 million, or 2.3%, to $225.8 million in 2004, from $220.7 million in 2003. As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.4% in 2004, from 39.7% in 2003. Driver pay increased $5.4 million, to 27.7% of freight revenue in 2004 from 26.8% of freight revenue in 2003. The increase was largely attributable to pay increases and new retention bonus programs. Driver wages are expected to increase as a percentage of revenue in future periods, due to a planned two-cent per mile pay increase that will go into effect March 2005 and an additional one cent per mile pay increase for team drivers in April 2005. If the shortage of qualified drivers continues, additional driver pay increases may be necessary in the future. Our payroll expense for employees other than over the road drivers remained relatively constant at 7.0% of freight revenue in 2004 and 7.2% of freight revenue in 2003. Health insurance, employer paid taxes, workers' compensation, and other employee benefits remained essentially constant at 5.8% of freight revenue in 2004 and 5.7% of freight revenue in 2003. Workers compensation expense increased in 2004 and 2003. During the fourth quarter of 2004, we incurred a $1.5 million non-cash increase to our workers' compensation claims reserves as a result of a change of estimated ultimate liability. In 2003, we incurred an approximately $723,000 claim relating to a natural gas explosion in our Indianapolis terminal that injured four employees.

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

Operations and maintenance, which consist primarily of vehicle maintenance, repairs and driver recruitment expenses, decreased $9.3 million, or 23.3%, to $30.6 million in 2004 from $39.8 million in 2003. As a percentage of freight revenue, operations and maintenance expense decreased to 5.5% of freight revenue from 7.2% in 2003. The decrease resulted in part from the implementation of our equipment plan to change our four-year tractor trade cycle back to a period of approximately three years, which has reduced the average age of our tractor fleet. Accordingly, maintenance costs have decreased. The average age of our tractor and trailer fleets decreased substantially during 2003 and remained relatively low during 2004. At December 31, 2004, the average age of our tractor and trailer fleets was approximately 16 and 35 months, respectively. The maintenance savings are expected to be partially offset by increased driver recruiting expense due to the greater demand for trucking services and a tighter supply of drivers.

Revenue equipment rentals and purchased transportation remained essentially constant at $69.9 million in 2004 and $70.0 million in 2003. During 2004, revenue equipment rental expense increased and was offset by a decrease in purchased transportation. Revenue equipment rental expense increased $9.9 million, or 38.8%, to $35.3 million in 2004 from $25.4 million in 2003 as we financed more equipment under operating leases. As of December 2004, we had financed approximately 1,222 tractors and 7,149 trailers under operating leases as compared to 963 tractors and 6,050 trailers under operating leases as of December 2003. Payments to independent contractors decreased $9.9 million to $34.7 million in 2004 from $44.6 million in 2003, mainly due to a decrease in the independent contractor fleet to an average of 301 during 2004 versus an average of 390 in 2003. We have experienced difficulty in retaining our independent contractors due to the challenging operating conditions. In an effort to retain and attract more independent contractors, we have planned a four cent per mile increase that will go into effect March 2005. Payments due to independent contractors could increase as a percentage of revenue in future periods if the independent contractor fleet remains at its current level.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under credit facilities, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at December 31, 2005, were funds provided by operations, proceeds under the Securitization Facility and borrowings under our Credit Agreement, each as defined in Notes 5 and 6 to our consolidated financial statements contained herein, and operating leases of revenue equipment.

Over the past several years, we have financed a large percentage of our revenue equipment through operating leases. This has reduced the net value of revenue equipment reflected on our balance sheet, reduced our borrowings, and increased our net cash flows compared to purchasing all of our revenue equipment. Certain items could fluctuate depending on whether we finance our revenue equipment through borrowings or through operating leases. We expect capital expenditures, primarily for revenue equipment (net of trade-ins), to be approximately $60 to $65 million in 2006, exclusive of acquisitions of companies, assuming all revenue equipment is purchased. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, expected availability under our Credit Agreement and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $25.6 million in 2005, $44.1 million in 2004, and $47.7 million in 2003. Our primary sources of cash flow from operations in 2005 were net income increased by depreciation and amortization. Our number of days sales in accounts receivable has increased to 43 days in 2005 from 40 days in 2003 due to difficulty in resolving and collecting detention accessorial revenue related to the hours-of-service regulations that went into effect in 2004.
Net cash used in investing activities was $43.9 million in 2005, $32.4 million in 2004, and $25.9 million in 2003. The net cash was used was primarily for the acquisition of new revenue equipment (net of trade-ins) using proceeds from the Credit Agreement.

Net cash provided by financing activities was $16.9 million in 2005 compared to cash used in financing activities of $9.9 million in 2004 and $18.6 million in 2003. During 2005, outstanding balance sheet debt increased by $28.1 million. At December 31, 2005, we had outstanding debt of $80.3 million, consisting of $47.3 million in the Securitization Facility and $33.0 million drawn under the Credit Agreement. We used approximately $11.7 million to repurchase shares of our Class A common stock. In May 2005, the Board of Directors authorized a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. During 2005, we purchased a total of 720,800 shares with an average price of $16.17. The stock repurchase plan expires June 30, 2006 and replaced the stock repurchase program adopted in 2004.

Material Debt Agreements

In December 2004, we entered into a credit agreement with a group of banks, (the "Credit Facility"). The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at December 31, 2005). At December 31, 2005, we had only LIBOR borrowings totaling $33.0 million outstanding, with a weighted average interest rate of 5.4%. The Credit Agreement is guaranteed by us and all of our subsidiaries except CRC and Volunteer.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature, which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of our subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of December 31, 2005, we had approximately $21.6 million of available borrowing capacity. At December 31, 2005 and December 31, 2004, we had undrawn letters of credit outstanding of approximately $73.9 million and $65.4 million, respectively.

The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted with our securitization facility. At December 31, 2005, we were in compliance with the Credit Agreement covenants.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell its interests in our accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 31, 2005 and December 31, 2004, we had $47.3 million and $44.1 million outstanding, respectively, with weighted average interest rates of 4.4% and 2.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated financial statements.

The Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. As of December 31, 2005, we were in compliance with the Securitization Facility covenants.

Sale-Leaseback Transactions

In April 2006, we expect to complete a sale-leaseback transaction involving a major portion of our Chattanooga facility, including our corporate headquarters. In the transaction, we plan to sell the headquarters, maintenance facility, body shop, and approximately 46 acres of surrounding property for approximately $30.0 million. We expect to lease the facilities back under a 20-year lease with annual rental of approximately $2.5 million, subject to annual increases of 1.0%. We expect to have options to extend the lease for 5 years after the initial term and an option to purchase for fair market value.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual cash obligations and commitments as of December 31, 2005.

Payments due by period (in thousands)	Total	2006	2007	2008	2009	2010	There- after
Long-term debt, including current maturities (1)	$40,237	$1,862	$1,790	$1,795	$34,790	$-	$-
Securitization facility, including interest (2)	47,833	47,833	-	-	-	-	-
Operating leases (3)	110,134	39,025	27,167	18,726	12,990	9,940	2,286
Lease residual value guarantees	47,369	9,124	10,553	14,401	4,418	8,873	-
Purchase obligations:
Diesel fuel (4)	110,421	110,421	-	-	-	-	-
Equipment (5)	217,600	217,600	-	-	-	-	-
Total contractual cash obligations	$573,594	$425,865	$39,510	$34,922	$52,198	$18,813	$2,286

(1)
Represents principal and interest payments owed at December 31, 2005. The borrowings consist of draws under a revolving line of credit, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2005 was utilized. The table assumes long-term debt is held to maturity. Refer to Note 5, "Long-term Debt" and Note 6, "Accounts Receivable Securitization and Allowance for Doubtful Accounts."

(2)
In 2006, this amount represents proceeds drawn under our Securitization Facility, and the interest rate in place at December 31, 2005 was utilized. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. We expect the Securitization Facility to be renewed in December 2006.

(3)
Represents future monthly rental payment obligations under operating leases for over-the-road tractors, day-cabs, and trailers. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 30 to 60 months and 60 to 84 months, respectively. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements and Note 7, "Leases," in the accompanying consolidated financial statements for further information.

(4)	This amount represents volume purchase commitments through our truck stop network. We estimate that these amounts represent approximately 65% of our fuel needs for 2006.
(5)
Amount reflects the total purchase price or lease commitment of tractors and trailers scheduled for delivery throughout 2006. Net of estimated trade-in values and other dispositions, the estimated amount due under these commitments is approximately $127.0 million. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, cash flows from operations, and operating leases. We have the option to cancel commitments relating to tractor equipment with 60 days notice.

Off Balance Sheet Arrangements

At December 31, 2005, we financed approximately 1,140 tractors and 7,545 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements under revenue equipment rentals and purchased transportation. Our revenue equipment rental and other related amounts were $40.2 million in 2005, compared to $35.3 million in 2004. The total amount of remaining payments under operating leases as of December 31, 2005, was $110.1 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2005, the maximum amount of the residual value guarantees was approximately $47.4 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that the proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Depreciation of Revenue Equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and was approximately $36.8 million on tractors and trailers in 2005. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 4% to 25% and new trailers over seven years to salvage values of 17% to 39%. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in our useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.

Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the asset, as appropriate. We have not recognized any impairments of long-lived assets to date.

Insurance and Other Claims

The primary claims arising against us consist of cargo liability, personal injury, property damage, workers’ compensation, and employee medical expenses. Our insurance program involves self-insurance with high-risk retention levels. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims and to variations between our estimates and actual ultimate payouts. We accrue the estimated cost of the uninsured portion of pending claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning our aggregate coverage limits. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. Currently, we are not aware of any such claims. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

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

Lease Accounting and Off-Balance Sheet Transactions

Operating leases have been an important source of financing for our revenue equipment, computer equipment and company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issue residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We annually review the estimated fair market value of the leased revenue equipment at the end of the lease term against the residual values we guarantee. The estimated values at lease termination involve management judgments. As leases are entered into determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes

In this area, we make important judgments concerning a variety of factors, including, the appropriateness of tax strategies, expected future tax consequences based on future company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. In connection with an audit of our 2001 and 2002 tax returns, the IRS proposed to disallow three of our tax strategies. We met with Internal Revenue Service ("IRS") Appeals Division during the fourth quarter of 2005 and have proposed a settlement agreement. At this time, we have not received the executed IRS response to the agreement. In April 2004, we submitted a $5.0 million cash bond to the IRS to prevent any future interest expense in the event of an unsuccessful defense of the strategies. In addition, we have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the strategies. The IRS is currently auditing our 2003 and 2004 tax returns and has proposed two disallowances totaling approximately $350,000 for the 2003 and 2004 years related to the November 2003 stock offering. We have responded to the IRS with a settlement offer. At this time, the IRS has not responded to the offer. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. No valuation reserve has been established at December 31, 2005, because, based on forecasted income, we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

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

New Accounting Pronouncements

Effective December 31, 2005, we adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 impacted our accounting for the conditional obligation to remove company decals and other identifying markings from certain tractors and trailers under operating leases at the end of the lease terms. Upon adoption of this standard, we recorded an increase to other assets of $0.8 million and accrued expenses of $1.6 million, in addition to recognizing a non-cash, pre-tax cumulative effect charge of $0.8 million ($0.5 million on an after tax-basis, or $0.03 per diluted share).

Had the adoption of FIN 47 occurred at the beginning of the earliest period presented, our results of operations and earnings per share would have been affected as follows:

(in thousands except per share data)	2005	2004	2003
Income before cumulative effect of change in accounting principle, as reported:	$5,671	$3,376	$12,156
Deduct: Accretion of conditional asset retirement liability and amortization of related asset, net of related tax effects	(251)	(130)	(81)
Pro forma net income	$5,420	$3,246	$12,075

Basic earnings per share:
As reported, before cumulative effect of change in accounting principle	$0.40	$0.23	$0.84
Pro forma earnings per share:	$0.38	$0.22	$0.83

Diluted earnings per share:
As reported, before cumulative effect of change in accounting principle	$0.40	$0.23	$0.83
Pro forma diluted earnings per share:	$0.38	$0.22	$0.82

The value of the conditional asset retirement obligation liability calculated on a pro forma basis as if the standard had been retrospectively applied to all periods presented are as follows:

December 31, 2005	December 31, 2004	December 31, 2003
$1.6 million	$1.3 million	$1.0 million

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, revising SFAS No. 123, Accounting for Stock Based Compensation; superseding Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement. SFAS 123R was to be effective for most public companies as of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC delayed the effective date, requiring companies to apply SFAS 123R in the first annual period beginning after June 15, 2005. We adopted SFAS 123R effective January 1, 2006. Our adoption of SFAS 123R will impact our results of operations by increasing salaries, wages, and related expenses for options granted in periods subsequent to the effective date of January 1, 2006. The financial impact for the unvested options outstanding as of December 31, 2005 will be de minimis.

In May 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections.  SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Changes in Interim Financial Statements.  SFAS 154 changes the accounting for, and reporting of, a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We adopted this statement effective January 2006.

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

The table below sets forth quarterly information reflecting our equipment utilization (miles per tractor per period) during 2005, 2004 and 2003. We believe that equipment utilization more accurately demonstrates the seasonality for our business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

Equipment Utilization Table
(Miles Per Tractor Per Period)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005	27,245	28,589	29,592	30,376
2004	29,749	31,215	31,043	30,911
2003	30,308	32,612	33,568	33,214

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement and our Securitization Facility. Borrowings under the Credit Agreement, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a consolidated leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.0% at December 31, 2005. At December 31, 2005, we had variable, LIBOR borrowings of $33.0 million outstanding under the Credit Agreement.

During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expire January 2006 and March 2006. Due to the counter-parties' embedded options to cancel, these derivatives are not designated as hedging instruments under SFAS No. 133 and consequently are marked to fair value through earnings, in other expense in the accompanying consolidated statement of operations. At December 31, 2005, the fair value of these interest rate swap agreements was a liability of $13,000.

Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At December 31, 2005, borrowings of $47.3 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Agreement and Securitization Facility at December 31, 2005 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $603,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transport, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated balance sheets, statements of operations, statements of stockholders’ equity and comprehensive income, and statements of cash flows for each of the years in the three-year period ended December 31, 2005, consolidated selected quarterly financial data (unaudited) for the years ended December 31, 2005 and 2004, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2005 2004, and 2003 are set forth at pages 46 through 62, elsewhere in this report.

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

Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG LLP's attestation report on management's assessment of our internal control over financial reporting appears on page 45 herein.

Design and Changes in Internal Control over Financial Reporting

The design, monitoring, and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Audit Committee Report for 2005" and the Stock Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the section entitled "Executive Compensation" in our Proxy Statement for the 2006 annual meeting of stockholders; provided, that the section entitled "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference the information set forth under the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2006 annual meeting of stockholders. The following table provides certain information as of December 31, 2005, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,328,513	$14.37	765,031
Equity compensation plans not approved by security holders (2)	125,000	$13.93	-
Total	1,453,513	$14.33	765,031

(1)	Includes 1994 Incentive Stock Plan, Outside Director Stock Option Plan, and 2003 Incentive Stock Plan.
(2)	Includes 1998 Non-Officer Incentive Stock Plan, and shares reserved for issuance pursuant to grants outside any plan.

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

Summary of Grants Outside the Plan

On August 31, 1998, our Board of Directors approved the grant of an option to purchase 5,000 shares of our Class A common stock to each of our four outside directors. The exercise price of the stock was equal to the mean between the lowest reported bid price and the highest reported asked price on the date of the grant. The options have a term of ten years from the date of grant, and the options vested 20% on each of the first through fifth anniversaries of the grant.

On September 23, 1998, our Board of Directors approved the grant of an option to purchase 20,000 shares of our Class A common stock to Tony Smith upon closing of the acquisition of SRT and Tony Smith Trucking, Inc. The exercise price was the mean between the low bid price and the high asked price on the closing date. The options have a term of ten years from the date of grant, and the options vested 20% on each of the first through fifth anniversaries of the grant.

On May 20, 1999, our Board of Directors approved the grant of an option to purchase 2,500 shares of our Class A common stock to each of our four outside directors. The exercise price of the stock was equal to the mean between the lowest reported bid price and the highest reported asked price on the date of the grant. The options have a term of ten years from the date of grant, and the options vested 20% on each of the first through fifth anniversaries of the grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information set forth under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain and Relationships and Related Transactions" in our Proxy Statement for the 2006 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2006 annual meeting of stockholders.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Reports of Independent Registered Public Accounting Firm - KPMG LLP	44
		Consolidated Balance Sheets	46
		Consolidated Statements of Operations	47
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	48
		Consolidated Statements of Cash Flows	49
		Notes to Consolidated Financial Statements	50

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended Bylaws dated September 27, 1994
4.1	(1)	Restated Articles of Incorporation
4.2	(1)	Amended Bylaws dated September 27, 1994
10.1	(1)	401(k) Plan filed as Exhibit 10.10*
10.2	(2)	Outside Director Stock Option Plan, filed as Appendix A*
10.3	(3)	Amendment No. 1 to the Outside Director Stock Option Plan, filed as Exhibit 10.11*
10.4	(4)	Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.10
10.5	(4)	Receivables Purchase Agreement dated as of December 12, 2000, among CVTI Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated Transport, Inc., filed as Exhibit 10.11
10.6	(5)
Clarification of Intent and Amendment No. 1 to Loan Agreement dated March 7, 2001, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.12

10.7	(6)	Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as Appendix B*
10.8	(7)	Covenant Transport, Inc. 2003 Incentive Stock Plan, filed as Appendix B*
10.9	(8)
Consolidating Amendment No. 1 to Loan Agreement effective May 2, 2003, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation), filed as Exhibit 10.3

10.10	(9)	Master Lease Agreement dated April 15, 2003, between Transport International Pool, Inc. and Covenant Transport, Inc., filed as Exhibit 10.4

10.11	(10)
Amendment No. 5 to Loan Agreement dated December 9, 2003, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (successor to Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation), filed as Exhibit 10.16

10.12	(11)
Amendment No. 6 to Loan Agreement dated July 8, 2004, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation) effective July 1, 2004, filed as Exhibit 10.1

10.13	(11)	Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004, filed as Exhibit 10.2
10.14	(12)
Amendment No. 7 to Loan Agreement dated November 17, 2004, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation), filed as Exhibit 10.14

10.15	(12)
Amended and Restated Credit Agreement dated December 16, 2004, among Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of America, N.A., and each other financial institution which is a party to the Credit Agreement, filed as Exhibit 10.15

10.16	(13)
Amendment No. 8 to Loan Agreement dated March 29, 2005, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc., filed as Exhibit 10.16

10.17	(14)
Amendment No. 1 to Amended and Restated Credit Agreement dated July 18, 2005, among Covenant Asset Management, Inc., Covenant Transport, Inc., a Nevada Corporation, Bank of America, N.A., as Agent, and the lenders party thereto from time-to-time, filed as Exhibit 10.1

21	#	List of Subsidiaries
23	#	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
References:

#	Filed herewith

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1, Registration No. 33-82978, effective October 28, 1994
(2)	Schedule 14A, filed April 13, 2000
(3)	Form 10-Q for the quarter ended September 30, 2000, filed November 13, 2000
(4)	Form 10-K for the year ended December 31, 2000, filed March 29, 2001
(5)	Form 10-Q for the quarter ended March 31, 2001, filed May 14, 2001
(6)	Schedule 14A, filed April 5, 2001
(7)	Schedule 14A, filed April 16, 2003
(8)	Form 10-Q for the quarter ended June 30, 2003, filed August 11, 2003
(9)	Form 10-Q/A for the quarter ended June 30, 2003, filed October 31, 2003

(10)	Form 10-K, filed March 15, 2004
(11)	Form 10-Q, filed August 5, 2004
(12)	Form 10-K, filed March 16, 2005
(13)	Form 10-Q, filed May 9, 2005
(14)	Form 8-K, filed July 22, 2005

(c)	Financial Statement Schedules.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORT, INC.

Date: March 31, 2006	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 31, 2006
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Joey B. Hogan	March 31, 2006
Joey B. Hogan
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Bradley A. Moline	March 31, 2006
Bradley A. Moline
Director

/s/ William T. Alt	March 31, 2006
William T. Alt
Director

/s/ Robert E. Bosworth	March 31, 2006
Robert E. Bosworth
Director

/s/ Hugh O. Maclellan, Jr.	March 31, 2006
Hugh O. Maclellan, Jr.
Director

/s/ Mark A. Scudder	March 31, 2006
Mark A. Scudder
Director

/s/ Niel B. Nielson	March 31, 2006
Niel B. Nielson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Covenant Transport, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Covenant Transport, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended December 31, 2005. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Covenant Transport, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covenant Transport, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations in 2005.

KPMG LLP

/s/ KPMG LLP

Atlanta, Georgia
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Covenant Transport, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of Covenant Transport, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005, that Covenant Transport, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Covenant Transport, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Covenant Transport, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Covenant Transport, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended December 31 2005, and our report dated March 31, 2006, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

/s/ KPMG LLP

Atlanta, Georgia
March 31, 2006

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2005 AND 2004 (In thousands, except share data)
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,618	$5,066
Accounts receivable, net of allowance of $2,200 in 2005 and $1,700 in 2004	77,969	74,127
Drivers advances and other receivables	3,932	7,400
Inventory and supplies	4,661	3,581
Prepaid expenses	16,199	11,643
Deferred income taxes	16,158	17,189
Income taxes receivable	7,559	5,689
Total current assets	130,096	124,695

Property and equipment, at cost	301,129	298,389
Less accumulated depreciation and amortization	(86,767)	(88,967)
Net property and equipment	214,362	209,422

Other assets, net	26,803	23,266

Total assets	$371,261	$357,383
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	-	9
Securitization facility	47,281	44,148
Accounts payable	8,457	6,574
Accrued expenses	17,088	15,253
Insurance and claims accrual	41,801	46,200
Total current liabilities	114,627	112,184

Long-term debt, less current maturities	33,000	8,013
Deferred income taxes	33,910	41,487
Total liabilities	181,537	161,684

Commitments and contingent liabilities

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,447,608 and 13,421,527 shares issued; 11,629,208 and 12,323,927 outstanding as of December 31, 2005 and 2004, respectively	134	134
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of December 31, 2005 and 2004	24	24
Additional paid-in-capital	91,553	91,058
Treasury stock at cost; 1,818,400 and 1,097,600 shares as of December 31, 2005 and 2004, respectively	(21,582)	(9,925)
Retained earnings	119,595	114,408
Total stockholders' equity	189,724	195,699
Total liabilities and stockholders' equity	$371,261	$357,383

See accompanying notes to consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003 (In thousands, except per share data)
	2005	2004	2003

Revenues
Freight revenue	$555,428	$558,453	$555,678
Fuel surcharges	87,626	45,169	26,779
Total revenue	643,054	603,622	582,457

Operating expenses:
Salaries, wages, and related expenses	242,157	225,778	220,665
Fuel expense	170,582	127,723	109,231
Operations and maintenance	33,625	30,555	39,822
Revenue equipment rentals and purchased transportation	61,701	69,928	69,997
Operating taxes and licenses	13,431	14,217	14,354
Insurance and claims	41,034	54,847	35,454
Communications and utilities	6,579	6,517	7,177
General supplies and expenses	17,778	15,104	14,495
Depreciation and amortization, including gains (losses) on disposition of equipment	39,101	45,001	43,041
Total operating expenses	625,988	589,670	554,236
Operating income	17,066	13,952	28,221
Other (income) expenses:
Interest expense	4,203	3,098	2,332
Interest income	(273)	(48)	(114)
Other	(538)	(926)	(468)
Other expenses, net	3,392	2,124	1,750
Income before income taxes and cumulative effect of change in accounting principle	13,674	11,828	26,471
Income tax expense	8,003	8,452	14,315
Income before cumulative effect of change in accounting principle	5,671	3,376	12,156
Cumulative effect of change in accounting principle, net of tax (Note 1)	(485)	-	-
Net income	$5,186	$3,376	$12,156

Net income per share:

Basic earnings per share before cumulative effect of change in accounting principle:	$0.40	$0.23	$0.84

Cumulative effect of change in accounting principle	(0.03)	-	-

Basic earnings per share:	$0.37	$0.23	$0.84

Diluted earnings per share before cumulative effect of change in accounting principle:	$0.40	$0.23	$0.83

Cumulative effect of change in accounting principle	(0.03)	-	-

Diluted earnings per share:	$0.37	$0.23	$0.83

Basic weighted average shares outstanding	14,175	14,641	14,467

Diluted weighted average shares outstanding	14,270	14,833	14,709

See accompanying notes to consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Income
	Class A	Class B

Balances at December 31, 2002	$130	$24	$84,493	$(7,935)	$98,876	$175,588

Exercise of employee stock options	3	-	3,615	-	-	3,618

Income tax benefit arising from the exercise of stock options	-	-	780	-	-	780

Net income	-	-	-	-	12,156	12,156	12,156

Comprehensive income for 2003							$12,156

Balances at December 31, 2003	$133	$24	$88,888	$(7,935)	$111,032	$192,142

Exercise of employee stock options	1	-	1,960	-	-	1,961

Income tax benefit arising from the exercise of stock options	-	-	210	-	-	210

Stock repurchase	-	-	-	(1,990)	-	(1,990)

Net income	-	-	-	-	3,376	3,376	3,376

Comprehensive income for 2004							$3,376

Balances at December 31, 2004	$134	$24	$91,058	$(9,925)	$114,408	$195,699

Exercise of employee stock options	-	-	445	-	-	445

Income tax benefit arising from the exercise of stock options	-	-	50	-	-	50

Stock repurchase	-	-	-	(11,657)	-	(11,657)

Net income	-	-	-	-	5,186	5,186	5,186

Comprehensive income for 2005							$5,186

Balances at December 31, 2005	$134	$24	$91,553	$(21,582)	$119,595	$189,724

See accompanying notes to consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$5,186	$3,376	$12,156
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for losses on accounts receivable	1,598	547	94
Depreciation and amortization	39,769	41,456	43,909
Income tax benefit from exercise of stock options	50	210	780
Deferred income taxes (benefit)	(6,249)	(12,063)	(9,605)
Loss (gain) on disposition of property and equipment	(668)	3,545	(867)
Cumulative effect of change in accounting principle, net of tax	485	-	-
Changes in operating assets and liabilities:
Receivables and advances	(4,841)	(9,454)	(4,193)
Prepaid expenses and other assets	(4,555)	4,542	(1,735)
Inventory and supplies	(1,081)	-	(356)
Insurance and claims accrual	(4,399)	18,779	6,210
Accounts payable and accrued expenses	278	(6,825)	1,343
Net cash flows provided by operating activities	25,573	44,113	47,716

Cash flows from investing activities:
Acquisition of property and equipment	(109,918)	(81,615)	(94,362)
Proceeds from disposition of property and equipment	65,992	49,179	68,487
Net cash used in investing activities	(43,926)	(32,436)	(25,875)

Cash flows from financing activities:
Exercise of stock options	445	1,961	3,615
Repurchase of company stock	(11,657)	(1,990)	-
Proceeds from Credit Facility	105,000	47,026	59,000
Proceeds from Securitization Facility	17,000	10,000	13,000
Repayment from Credit Facility	(80,022)	(52,305)	(90,000)
Repayments of Securitization Facility	(13,867)	(14,205)	(3,877)
Deferred costs	6	(404)	(315)
Net cash provided by (used in) financing activities	16,905	(9,917)	(18,577)

Net change in cash and cash equivalents	(1,448)	1,760	3,264

Cash and cash equivalents at beginning of year	5,066	3,306	42
Cash and cash equivalents at end of year	$3,618	$5,066	$3,306
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$4,255	$3,031	$2,332
Income taxes	$16,261	$20,867	$22,795

See accompanying notes to consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Covenant Transport, Inc. (the "Company") is a holding company for subsidiaries that offer transportation services to customers throughout the United States. The Company's current operations comprise a single segment for financial reporting purposes.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, a holding company incorporated in the state of Nevada in 1994, and its wholly-owned subsidiaries, Covenant Transport, Inc., a Tennessee corporation; Harold Ives Trucking Co., an Arkansas corporation; ("Harold Ives"); Southern Refrigerated Transport, Inc., an Arkansas corporation; ("SRT"); Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; CVTI Receivables Corp., a Nevada corporation; ("CRC"); and Volunteer Insurance Limited, a Cayman Islands company; ("Volunteer"). Tony Smith Trucking, Inc. and Terminal Truck Broker, Inc., both Arkansas corporations, were dissolved in December 2004 and September 2003, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. The Company includes fuel surcharges in total revenue in its statements of operations. The Company also reports freight revenue, which is total revenue excluding fuel surcharge revenue because the Company believes that fuel surcharges tend to be a volatile source of revenue, and the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories and supplies - Inventories and supplies consist of parts, tires, fuel, and supplies. Tires on new revenue equipment are capitalized as a component of the related equipment cost when the tractor or trailer is placed in service and recovered through depreciation over the life of the vehicle. Replacement tires and parts on hand at year end are recorded at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method. Replacement tires are expensed when placed in service.

Property and Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Revenue equipment is generally depreciated over five to ten years with salvage values ranging from 4% to 39%. The salvage value, useful life, and annual depreciation of tractors and trailers are evaluated annually based on the current market environment and on the Company's recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in the consolidated statements of operations.

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

Intangible and Other Assets - The Company periodically evaluates the net realizability of the carrying amount of intangible assets. Non-compete agreements are amortized over the life of the agreement, and deferred loan costs are amortized over the life of the loan.

Goodwill - The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires the Company to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment losses being recorded as a component of income from operations in the consolidated statements of operations. Goodwill that was acquired in purchase business combinations completed before July 1, 2001, has not been amortized since January 1, 2002. During the second quarter of each year, the Company completes its annual evaluation of its goodwill for impairment and determined that there was no impairment. At December 31, 2005 and 2004, the Company had approximately $11.5 million of goodwill.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and long term debt. The carrying amount of cash, accounts receivable, and accounts payable approximates their fair value because of the short term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long term debt. The carrying amount of the Company's short and long term debt at December 31, 2005 and 2004 was approximately $80.3 million and $52.2 million, respectively, including the accounts receivable securitization borrowings and approximates the estimated fair value, due to the variable interest rates on these instruments.

Capital Structure - The shares of Class A and B common stock are substantially identical except that the Class B shares are entitled to two votes per share while beneficially owned by David Parker or certain members of his immediate family and Class A shares are entitled to one vote per share. The terms of any future issuances of preferred shares will be set by the Board of Directors.

Insurance and Claims - The Company's insurance program for liability, property damage, and cargo loss and damage, involves self-insurance with high retention levels. Under the casualty program, the Company is self-insured for personal injury and property damage claims for varying amounts depending on the date the claim was incurred. The insurance retention also provides for an additional self-insured aggregate amount, with a limit per occurrence until an aggregate threshold is reached. The deductible amount increased from $250,000 in 2001 to $2.0 million in 2005, subject to aggregate thresholds. For the years ended December 31, 2005 and 2004, the Company was self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which results in the total self-insured retention of up to $4.0 million per occurrence until the $4.0 million aggregate threshold is reached. For cargo loss and damage claims, the Company is self-insured for amounts up to the first $1.0 million per occurrence. The Company maintains a workers' compensation plan and group medical plan for its employees with a deductible amount of $1.0 million for each workers' compensation claim and a per claim limit amount of $275,000 for each group medical claim. The Company accrues the estimated cost of the retained portion of incurred claims. These accruals are based on an evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and self-insured retention levels.

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

Concentrations of Credit Risk - The Company performs ongoing credit evaluations of its customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States with a diverse customer base that results in a lack of a concentration of credit risk for the year ended December 31, 2005. However, during 2004, three of the Company's customers, which were autonomously managed and operated, were wholly owned subsidiaries of a public entity, when added together amounted to approximately 9% of revenue in 2004 and approximately 11% of revenue in 2003.

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

The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows or unrecognized firm commitment of the designated hedged item.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item: the derivative expires or is sold, terminated, or exercised; the derivative is undesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur; a hedged firm commitment no longer meets the definition of a firm commitment; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any changes in its fair value in earnings.

Effect of New Accounting Pronouncements - Effective December 31, 2005, the Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 impacted the Company's accounting for the conditional obligation to remove company decals and other identifying markings from certain tractors and trailers under operating leases at the end of the lease terms. Upon adoption of this standard, the Company recorded an increase to other assets of $0.8 million and accrued expenses of $1.6 million, in addition to recognizing a non-cash pre-tax cumulative effect charge of $0.8 million ($0.5 million on an after tax-basis, or $0.03 per diluted share).

Had the adoption of FIN 47 occurred at the beginning of the earliest period presented, the Company's results of operations and earnings per share would have been affected as follows:

(in thousands except per share data)	2005	2004	2003
Income before cumulative effect of change in accounting principle, as reported:	$5,671	$3,376	$12,156
Deduct: Accretion of conditional asset retirement liability and amortization of related asset, net of related tax effects	(251)	(130)	(81)
Pro forma net income	$5,420	$3,246	$12,075

Basic earnings per share:
As reported, before cumulative effect of change in accounting principle	$0.40	$0.23	$0.84
Pro forma earnings per share:	$0.38	$0.22	$0.83

Diluted earnings per share:
As reported, before cumulative effect of change in accounting principle	$0.40	$0.23	$0.83
Pro forma diluted earnings per share:	$0.38	$0.22	$0.82

The value of the conditional asset retirement obligation liability calculated on a pro forma basis as if the standard had been retrospectively applied to all periods presented are as follows:

December 31, 2005	December 31, 2004	December 31, 2003
$1.6 million	$1.3 million	$1.0 million

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, revising SFAS No. 123, Accounting for Stock Based Compensation; superseding Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement. SFAS 123R was to be effective for most public companies as of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC delayed the effective date, requiring companies to apply SFAS 123R in the first annual period beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006. The Company's adoption of SFAS 123R will impact its results of operations by increasing salaries, wages, and related expenses for options granted in periods subsequent to the effective date of January 1, 2006. The financial impact for the unvested options outstanding as of December 31, 2005 will be de minimis.

In May 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections.  SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Changes in Interim Financial Statements.  SFAS 154 changes the accounting for, and reporting of, a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The Company adopted this statement effective January 2006.

Earnings per Share ("EPS") - The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following table sets forth for the periods indicated the weighed average shares outstanding used in the calculation of net income per share included in the Company's consolidated statements of operations:

(in thousands)	2005	2004	2003
Denominator for basic earnings per share - weighted-average shares	14,175	14,641	14,467

Effect of dilutive securities:

Dilutive options	95	192	242

Denominator for diluted earnings per share - adjusted weighted- average shares and assumed conversions	14,270	14,833	14,709

At December 31, 2005, the Company had four stock-based compensation plans, which are described more fully in Note 11. The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

(in thousands except per share data)	2005	2004	2003
Net income, as reported:	$5,186	$3,376	$12,156

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,235)	(1,185)	(1,743)

Pro forma net income	$2,951	$2,190	$10,413

Basic earnings per share:
As reported	$0.37	$0.23	$0.84
Pro forma	$0.21	$0.15	$0.72

Diluted earnings per share:
As reported	$0.37	$0.23	$0.83
Pro forma	$0.21	$0.15	$0.71

On August 31, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. As a result, the vesting of approximately 170,000 previously unvested stock options granted under the Company's Incentive Stock Plan (Amended and Restated as of May 17, 2001) and the Company's 2003 Incentive Stock Plan was accelerated and all such options became fully exercisable as of August 31, 2005. This acceleration of vesting did not result in any compensation expense for the Company during 2005. Under the fair value method of SFAS 123, the Company would have recorded $2.2 million, net of tax, which represents the pro forma compensation expense as well as the effect of the acceleration of the stock options that would be recorded as compensation expense.

Because most of these stock options had exercise prices significantly in excess of the Company’s then current stock price, the Company believes that the future charge to earnings that would be required under SFAS 123R for the remaining original fair value of the stock options would not have been an accurate reflection of the economic value to the employees holding them and that the options were not fully achieving their original objectives of employee retention and satisfaction. The Company also believes that the reduction in the Company’s stock option compensation expense for fiscal years 2007 and 2008 will enhance comparability of the Company’s financial statements with those of prior and subsequent years, since stock options are expected to represent a smaller portion of total compensation for the foreseeable future.

Reclassifications - Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

2.    INVESTMENT IN TRANSPLACE

Effective July 1, 2000, the Company combined its logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. Transplace operates a global transportation logistics service. In the transaction, Covenant contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. Upon completion of the transaction, Covenant ceased operating its own transportation logistics and brokerage business. The Company accounts for its investment using the cost method of accounting, with the investment included in other assets.

During the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note matures January 2007.

3.    PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2005 and 2004 is as follows:

(in thousands)	Estimated Useful Lives	2005	2004
Revenue equipment	3-8 years	$202,027	$207,422
Communications equipment	5 years	16,422	16,829
Land and improvements	10-24 years	15,216	14,781
Buildings and leasehold improvements	10-40 years	46,503	40,423
Construction in progress		6,432	5,611
Other	1-5 years	14,529	13,323
		$301,129	$298,389

Depreciation expense amounts were $39.7 million, $41.2 million, and $43.7 million in 2005, 2004, and 2003, respectively.

4.    OTHER ASSETS

A summary of other assets as of December 31, 2005 and 2004 is as follows:

(in thousands)	2005	2004
Covenants not to compete	$1,690	$1,690
Trade name	330	330
Goodwill	12,416	12,416
Less accumulated amortization of intangibles	(2,566)	(2,536)
Net intangible assets	11,870	11,900
Investment in Transplace	10,666	10,666
Note receivable from Transplace	2,869	-
Other, net	1,398	700
	$26,803	$23,266

5.    LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2005 and 2004:

(in thousands)	2005	2004
Borrowings under the Credit Agreement	$33,000	$8,000
Equipment and vehicle obligations with commercial lending institutions	-	22
Total long-term debt	33,000	8,022
Less current maturities	-	9
Long-term debt, less current portion	$33,000	$8,013

In December 2004, the Company entered into a credit agreement with a group of banks, (the "Credit Facility"). The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at December 31, 2005). At December 31, 2005, the Company had only LIBOR borrowings totaling $33.0 million outstanding, with a weighted average interest rate of 5.4%. The Credit Agreement is guaranteed by the Company and all of the Company's subsidiaries except CRC and Volunteer.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $75.0 million. The Credit Agreement is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of December 31, 2005, the Company had approximately $21.6 million of available borrowing capacity. At December 31, 2005 and December 31, 2004, the Company had undrawn letters of credit outstanding of approximately $73.9 million and $65.4 million, respectively.

The Company's $33.0 million of long-term debt as of December 31, 2005 will mature in 2009. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and are cross-defaulted with the Company's securitization facility. At December 31, 2005, the Company was in compliance with the Credit Agreement covenants.

6.    ACCOUNTS RECEIVABLE SECURITIZATION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. The Company can receive up to $62.0 million of proceeds, subject to eligible receivables and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 31, 2005 and December 31, 2004, the Company had $47.3 million and $44.1 million outstanding, respectively, with weighted average interest rates of 4.4% and 2.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the Company's consolidated financial statements.

The Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. As of December 31, 2005, the Company was in compliance with the Securitization Facility covenants.

The activity in allowance for doubtful accounts (in thousands) is as follows:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2005	$1,700	$1,598	$1,098	$2,200

2004	$1,350	$547	$197	$1,700

2003	$1,800	$94	$544	$1,350

7.    LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

2006	$39,025
2007	27,167
2008	18,726
2009	12,990
2010	9,940
Thereafter	2,286

A portion of the Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the residual guarantees are approximately $47.4 million and $55.6 million at December 31, 2005 and December 31, 2004, respectively. The Company expects its residual guarantees to approximate the expected market value at the end of the lease term.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2005	2004	2003

Revenue equipment rentals	$41,379	$36,625	$25,625
Terminal rentals	1,252	1,236	1,041
Other equipment rentals	3,060	3,158	3,201
	$45,691	$41,019	$29,867

8.    INCOME TAXES

Income tax expense from continuing operations for the years ended December 31, 2005, 2004, and 2003 is comprised of:

(in thousands)	2005	2004	2003

Federal, current	$13,344	$17,796	$20,011
Federal, deferred	(6,056)	(10,930)	(7,771)
State, current	1,205	2,720	3,909
State, deferred	(490)	(1,134)	(1,834)
	$8,003	$8,452	$14,315

Income tax expense from continuing operations varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2005, 2004, and 2003 as follows:

(in thousands)	2005	2004	2003

Computed "expected" income tax expense	$4,786	$4,140	$9,265
State income taxes, net of federal income tax effect	465	1,031	1,349
Per diem allowances	2,591	2,760	3,487
Other, net	161	521	214
Actual income tax expense	$8,003	$8,452	$14,315

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004

Net current deferred tax assets:
Accounts receivable	$475	$249
Insurance and claims	15,493	16,652
State net operating loss carryovers	179	87
Deferred gain	11	201
Total net current deferred tax assets	16,158	17,189

Net non-current deferred tax liabilities:
Property and equipment	33,305	41,377
Intangible and other assets	766	271
Investments	(161)	(161)
Total net non-current deferred tax liabilities	33,910	41,487

Net deferred tax asset/ liability	$17,752	$24,298

Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not that the Company will realize the benefits of the deductible differences at December 31, 2005.

In connection with an audit of our 2001 and 2002 tax returns, the IRS proposed to disallow three of our tax strategies. We met with Internal Revenue Service ("IRS") Appeals Division during the fourth quarter of 2005 and have proposed a settlement agreement. At this time, we have not received the executed IRS response to the agreement. In April 2004, we submitted a $5.0 million cash bond to the IRS to prevent any future interest expense in the event of an unsuccessful defense of the strategies. In addition, we have accrued amounts that we believe are appropriate given our expectations concerning the ultimate resolution of the strategies. The IRS is currently auditing our 2003 and 2004 tax returns and has proposed two disallowances totaling approximately $350,000 for the 2003 and 2004 years related to the November 2003 stock offering. We have responded to the IRS with a settlement offer. At this time, the IRS has not responded to the offer. The amount ultimately paid upon resolution of the issue raised may differ from the amount accrued.

In the normal course of business, the Company is also subject to audits by the state and local tax authorities. The Company believes that its liability for state and local taxes is adequately accrued at December 31, 2005. However, should the Company’s tax positions be challenged, different outcomes could result and have an impact on the amounts reported in the Company’s consolidated financial statements.

9.    STOCK REPURCHASE PLAN

In May 2005, the Board of Directors authorized a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. During 2005, the Company purchased a total of 720,800 shares with an average price of $16.17. The stock repurchase plan expires June 30, 2006 and replaced the stock repurchase program adopted in 2004.

10.   DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan that covers substantially all employees of the Company with at least six months of service. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. The Company may make discretionary contributions as determined by a committee of the Board of Directors. The Company contributed approximately $1.1 million, $0.9 million, and $0.8 million in 2005, 2004, and 2003, respectively, to the profit sharing and savings plan.

11.    STOCK OPTION PLANS

The Company has adopted stock plans for employees and directors. Awards may be stock options or other forms. The Company has reserved approximately 2,300,000 shares of Class A common stock for distribution at the discretion of the Board of Directors. The following table details the activity of the incentive stock option plan:

	Shares	Weighted Average Exercise Price	Options Exercisable at Year End

Under option at December 31, 2002	1,381,540	$13.48	855,685

Options granted in 2003	196,664	$17.51
Options exercised in 2003	(295,711)	$12.24
Options canceled in 2003	(53,103)	$15.19
Under option at December 31, 2003	1,229,390	$14.37	891,813

Options granted in 2004	196,300	$15.81
Options exercised in 2004	(126,501)	$15.50
Options canceled in 2004	(38,097)	$16.45
Under option at December 31, 2004	1,261,092	$14.42	926,713

Options granted in 2005	237,085	$14.11
Options exercised in 2005	(28,081)	$15.86
Options canceled in 2005	(16,583)	$14.99
Under option at December 31, 2005	1,453,513	$14.33	1,443,513

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$ 8.00 to $13.00	392,356	50	$10.08	382,356	$10.06
$13.01 to $16.50	681,387	74	$14.94	681,387	$14.94
$16.51 to $21.50	379,770	75	$17.64	379,770	$17.64
	1,453,513			1,443,513

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the Company's Class A common stock on the date of grant. Under SFAS No. 123, fair value of options granted are estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rates ranging from 2.3% to 4.3%; expected life of 5 years; dividend rate of zero percent; and expected volatility of 42.2% for 2005, 50.7% for 2004, and 52.2% for

2003. Using these assumptions, the fair value of the employee and outside director stock options which would have been expensed in 2005, 2004, and 2003 is $2.2 million, $1.2 million, and $1.7 million, respectively.

12.    RELATED PARTY TRANSACTIONS

Transactions involving related parties are as follows:

The Company from time to time utilizes outside legal services from two members of the Company's Board of Directors. During 2005, 2004, and 2003, the Company paid approximately $332,000, $196,000 and $434,000, respectfully, for legal and consulting services to a firm that employs a member of the Company's Board of Directors. Also, during 2003, the Company paid approximately $138,000 for legal services to another firm that employs another member of the Company's Board of Directors.

The Company provides transportation services to Transplace. During 2005, 2004, and 2003, gross revenue from services provided to Transplace was approximately $14.1 million, $15.0 million and $9.6 million, respectively. The accounts receivable balance as of December 31, 2005 was approximately $2.2 million. During the first quarter of 2005, the Company loaned Transplace approximately $2.7 million, bearing interest at 6% and matures January 2007.

A company wholly owned by a relative of a significant shareholder and executive officer operates a "company store" on a rent-free basis in the Company's headquarters building, and uses Covenant service marks on its products at no cost. The Company pays fair market value for all supplies that are purchased which totaled approximately $373,000, $512,000 and $350,000 in 2005, 2004, and 2003 respectively.

In 2003, the Company purchased equipment from Tenn-Ga Truck Sales, Inc., a corporation wholly owned by a significant shareholder for approximately $286,000. Also in 2003, the Company was retained to repair certain equipment owned by Tenn-Ga Truck Sales for approximately $223,000.

13.    DERIVATIVE INSTRUMENTS

The Company adopted SFAS No. 133 effective January 1, 2001 but had no instruments in place on that date. In 2001, the Company entered into two $10 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated, as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying consolidated statements of operations. At December 31, 2005 and 2004, the fair value of these interest rate swap agreements was a liability of approximately $13,000 and $0.4 million, respectively, which are included in accrued expenses on the consolidated balance sheets.

The derivative activity as reported in the Company's consolidated financial statements for the years ended December 31, 2005 and 2004 is summarized in the following:

(in thousands):	2005	2004

Net liability for derivatives at January 1	$(439)	$(1,201)
Changes in statements of operations:
Gain on derivative instruments:
Gain in value of derivative instruments that do not qualify as hedging instruments	426	762
Net liability for derivatives at December 31	$(13)	$(439)

From time to time, the Company enters into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

14.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company, in the normal course of business, is party to ordinary, routine litigation, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements. Currently, the Company is involved in the significant personal injury claim described below.

On March 7, 2003, an accident occurred in Wisconsin involving a vehicle and one of the Company's tractors. Two adult occupants of the vehicle were killed in the accident. The only other occupant of the vehicle was a child, who survived with little apparent injury. Suit was filed in the United States District Court in Minnesota by heirs of one of the decedents against the Company and its driver under the style: Bill Kayachitch and Susan Kayachitch as co-trustees for the heirs and next of kin of Souvorachak Kayachitch, deceased, vs. Julie Robinson and Covenant Transport, Inc. The case was settled on October 10, 2005 at a level below the aggregate coverage limits of the Company's insurance policies and was formally dismissed in February 2006. Representatives of the child may file an additional suit against the Company.

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

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations. At December 31, 2005, the notional amount for purchase commitments for 2006 is approximately 45 million gallons.

15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands except per share amounts)

Quarters ended	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005 (1)

Freight revenue	$123,570	$138,736	$144,681	$148,442
Operating income	276	3,042	3,850	9,898
Net income (loss) before cumulative effect of change in accounting principle	(649)	652	1,217	4,451
Cumulative effect of change in accounting principle	-	-	-	(485)
Net income (loss)	(649)	652	1,217	3,966
Basic earnings (loss) per share before cumulative effect of change in accounting principle	(0.04)	0.05	0.09	0.31
Cumulative effect of change in accounting principle	-	-	-	(0.03)
Basic earnings (loss) per share	(0.04)	0.05	0.09	0.28
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	(0.04)	0.05	0.09	0.31
Cumulative effect of change in accounting principle	-	-	-	(0.03)
Diluted earnings (loss) per share	(0.04)	0.05	0.09	0.28

Quarters ended	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004 (2)

Freight revenue	$130,590	$140,036	$140,631	$147,196
Operating income (loss)	3,058	8,725	10,242	(8,071)
Net income (loss)	721	4,388	4,745	(6,476)
Basic earnings (loss) per share	0.05	0.30	0.33	(0.44)
Diluted earnings (loss) per share	0.05	0.30	0.32	(0.44)

(1)	Includes a $485 net of tax adjustment for the cumulative effect of a change in accounting principle.
(2)	Includes a $19,600 pre-tax adjustment to claims reserves.