Form 10-Q
period 2006-03-31
COVENANT TRANSPORT INC
filed 2006-05-08
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number: 0-24960

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [   ]           Accelerated filer [ X ]           Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 4, 2006).

  Class A Common Stock, $.01 par value: 11,646,690 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page Number
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	3
	Consolidated Condensed Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited)	4
	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	5
	Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24
PART II OTHER INFORMATION
		Page Number
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 6.	Exhibits	25

ITEM 1. FINANCIAL STATEMENTS

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2006 (unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$1,135	$3,618
Accounts receivable, net of allowance of $2,100 in 2006 and $2,200 in 2005	59,375	77,969
Drivers' advances and other receivables	10,740	3,932
Inventory and supplies	4,716	4,661
Prepaid expenses	13,901	16,199
Deferred income taxes	16,763	16,158
Income taxes receivable	6,090	7,559
Total current assets	112,720	130,096

Property and equipment, at cost	320,223	301,129
Less accumulated depreciation and amortization	(86,168)	(86,767)
Net property and equipment	234,055	214,362

Other assets, net	23,898	26,803

Total assets	$370,673	$371,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	47,281	47,281
Accounts payable	12,535	8,457
Accrued expenses	16,965	17,088
Insurance and claims accrual	18,082	18,529
Total current liabilities	94,863	91,355

Long-term debt, less current maturities	33,000	33,000
Insurance and claims accrual, net of current portion	20,264	23,272
Deferred income taxes	33,494	33,910
Total liabilities	181,621	181,537

Commitments and contingent liabilities

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,465,090 and 13,447,608 shares issued; 11,646,690 and 11,629,208 outstanding as of March 31, 2006 and December 31, 2005, respectively	135	134
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of March 31, 2006 and December 31, 2005	24	24
Additional paid-in-capital	91,764	91,553
Treasury stock at cost; 1,818,400 shares as of March 31, 2006 and December 31, 2005, respectively	(21,582)	(21,582)
Retained earnings	118,711	119,595
Total stockholders' equity	189,052	189,724
Total liabilities and stockholders' equity	$370,673	$371,261

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2006	2005

Freight revenue	$129,434	$123,570
Fuel surcharge revenue	22,091	14,356
Total revenue	$151,525	$137,926

Operating expenses:
Salaries, wages, and related expenses	58,642	53,946
Fuel expense	41,915	33,491
Operations and maintenance	8,497	7,228
Revenue equipment rentals and purchased transportation	14,678	15,360
Operating taxes and licenses	3,302	3,339
Insurance and claims	8,226	8,834
Communications and utilities	1,591	1,639
General supplies and expenses	4,304	4,150
Depreciation and amortization, including gains and losses on disposition of equipment	10,020	9,663
Total operating expenses	151,175	137,650
Operating income	350	276
Other (income) expenses:
Interest expense	1,124	614
Interest income	(137)	(44)
Other	(53)	(236)
Other expenses, net	934	334
Loss before income taxes	(584)	(58)
Income tax expense	300	591
Net loss	$(884)	$(649)

Loss per share:
Basic and diluted loss per share:	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	13,985	14,669

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)

	Three months ended March 31, (unaudited)
	2006	2005
Cash flows from operating activities:
Net loss	$(884)	$(649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	158	370
Depreciation and amortization	10,160	9,514
Deferred income taxes (benefit)	(1,020)	(600)
Tax benefit from exercise of stock options	-	50
Stock based compensation expense	4	-
Loss (gain) on disposition of property and equipment	(140)	149
Changes in operating assets and liabilities:
Receivables and advances	15,965	11,745
Prepaid expenses and other assets	2,299	(301)
Inventory and supplies	(55)	(248)
Insurance and claims accrual	(3,455)	3,147
Accounts payable and accrued expenses	3,962	(1,127)
Net cash flows provided by operating activities	26,994	22,050

Cash flows from investing activities:
Acquisition of property and equipment	(44,227)	(26,673)
Proceeds from disposition of property and equipment	14,542	14,301
Net cash flows used in investing activities	(29,685)	(12,372)

Cash flows from financing activities:
Exercise of stock options	192	418
Excess tax benefits from exercise of stock options	16	-
Repurchase of company stock	-	(1,807)
Proceeds from issuance of debt	10,000	20,000
Repayments of debt	(10,000)	(31,869)
Deferred costs	-	(27)
Net cash provided by (used in) financing activities	208	(13,285)

Net change in cash and cash equivalents	(2,483)	(3,607)

Cash and cash equivalents at beginning of period	3,618	5,066

Cash and cash equivalents at end of period	$1,135	$1,459

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1.   Basis of Presentation

The consolidated condensed financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transport, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated condensed balance sheet was derived from our audited balance sheet for the year then ended. It is suggested that these consolidated condensed financial statements and notes thereto be read in conjunction with the consolidated condensed financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

Note 2.   Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three-month periods ended March 31, 2006 and 2005 equaled net loss.

Note 3.   Basic and Diluted Loss per Share

We apply the provisions of FASB Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share, which requires us to present basic earnings per share (EPS) and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The calculation of diluted earnings per share for the three months ended March 31, 2006 and March 31, 2005, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be antidilutive. The following table sets forth for the periods indicated the calculation of net earnings per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2006	2005
Numerator:
Net loss	$(884)	$(649)
Denominator:
Denominator for basic earnings per share - weighted- average shares	13,985	14,669
Effect of dilutive securities:
Employee stock options	—	—
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	13,985	14,669
Net loss per share:
Basic and diluted loss per share:	$(0.06)	$(0.04)

Note 4.   Share-Based Compensation

At March 31, 2006, we had four stock-based compensation plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Accounting for Stock-Based Compensation ("No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three months ended March 31, 2006 was approximately $4,000 and is included in salaries, wages, and related expenses within the consolidated condensed statements of income. There was no cumulative effect of initially adopting SFAS No. 123R.

In periods prior to January 1, 2006, we accounted for our stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the our Class A common stock on the date of grant. The fair value of options granted were estimated as of the date of grant using the Black-Scholes option pricing model. No options were granted during the first quarter of 2006 and the following weighted average assumptions: risk-free interest rate of 3.8%; an expected life of 5 years; dividend rate of zero percent; and expected volatility of 49.7% for the 2005 period. Using these assumptions, the fair value of the employee and outside director stock options which would have been expensed in the three month period ended March 31, 2005 would have been $0.4 million.

Our pro forma net income and earnings per share would have been as indicated below had the estimated fair value of all option grants on their grant date been charged to salaries, wages and related expense in accordance with SFAS No. 123R.

(in thousands except per share data)	Three months ended March 31, 2005

Net loss, as reported:	$(649)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(398)
Pro forma net loss	$(1,047)

Basic and diluted loss per share:
As reported	$(0.04)
Pro forma	$(0.07)

On August 31, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. As a result, the vesting of approximately 170,000 previously unvested stock options granted under our Incentive Stock Plan (Amended and Restated as of May 17, 2001) and our Incentive Stock Plan was accelerated and all such options became fully exercisable as of August 31, 2005. This acceleration of vesting did not result in any compensation expense for us during 2005. Under the fair value method of SFAS 123, we would have recorded $2.2 million, net of tax, for the 12 month period ended December 31, 2005, which represents the pro forma compensation expense as well as the effect of the acceleration of the stock options that would be recorded as compensation expense.

The following table summarizes our stock Option Plan activity for the three months ended March 31, 2006:

	Number of options (in thousands)	Weighted average exercise price($)	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,454	$14.33
Options granted	-	-
Options exercised	(15)	$12.38
Options forfeited	-	-
Options expired	(5)	$15.88
Outstanding at end of period	1,434	$14.35	5.4 years	$1,948

Exercisable at end of period	1,424	$14.37	5.3 years	$1,913

Note 5.   Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

Note 6.   Derivative Instruments

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

In 2001, we entered into two $10.0 million notional amount cancelable interest-rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expired in January 2006 and March 2006. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and were not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives were marked to fair value through earnings, in other expense in the accompanying statements of operations. At March 31, 2006, the swap agreements had expired and there was no liability thereunder; however, at March 31, 2005 the fair value of these interest-rate swap agreements was a liability of $0.4 million, which is included in accrued expenses on the consolidated condensed balance sheets. The derivative activity, as reported in the consolidated condensed financial statements for the three months ended March 31, 2006 and 2005 is summarized in the following:

(in thousands)	Three months ended March 31,
	2006	2005

Net liability for derivatives at January 1	$(13)	$(439)

Gain in value of derivative instruments that do not qualify as hedging instruments	13	195

Net liability for derivatives at March 31	$-	$(244)

From time to time, we enter into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

Note 7.   Property and Equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Revenue equipment is generally depreciated over five to ten years with salvage values ranging from 4% to 39%. The salvage value, useful life, and annual depreciation of tractors and trailers are evaluated annually based on the current market environment and on our recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Gains or losses on disposal of revenue equipment are included in depreciation in the statements of operations. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of the actual level of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values, and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

Note 8.   Securitization Facility and Long-Term Debt

Long-term debt and our securitization facility consisted of the following at March 31, 2006 and December 31, 2005:

(in thousands)	March 31, 2006	December 31, 2005

Securitization Facility	$47,281	$47,281
Borrowings under Credit Agreement	$33,000	$33,000
Total long-term debt	33,000	33,000
Less current maturities	-	-
Long-term debt, less current portion	$33,000	$33,000

In December 2004, we entered into a credit agreement with a group of banks (the "Credit Agreement"). The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at March 31, 2006). At March 31, 2006, we had $33.0 million of borrowings outstanding under the Credit Agreement.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $85.0 million. The Credit Agreement is secured by a pledge of the stock of most of our subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of March 31, 2006, we had approximately $38.5 million of available borrowing capacity. At March 31, 2006 and December 31, 2005, we had undrawn letters of credit outstanding of approximately $78.5 million and $73.9 million, respectively.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CVTI Receivables Corp. ("CRC"), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2006 and December 31, 2005, we had $47.3 million outstanding, with weighted average interest rates of 4.8% and 4.4%, respectively.  At March 31, 2006, the amount drawn under our Securitization Facility exceeded the borrowing base by approximately $3.2 million, because improvements in our accounts receivable collection had reduced the borrowing base below amounts drawn.  In April, in accordance with the Securitization Facility, we deposited $2.7 million with the lender to offset the excess borrowing.  No default was declared or is continuing.  CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated condensed financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with the covenants as of March 31, 2006.

Note 9.   Recent Accounting Pronouncements

Effective December 31, 2005, we adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditioned on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 impacted our accounting for the conditional obligation to remove Company decals and other identifying markings from certain tractors and trailers under operating leases at the end of the lease terms. In the first quarter of 2006, the impact of the adoption of FIN 47 was approximately $0.1 million of additional expense in the revenue equipment rentals and purchased transportation expense category.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, revising SFAS No. 123, Accounting for Stock Based Compensation; superseding Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement, generally over the remaining vesting period. In 2005, we accelerated the vesting of substantially all of our outstanding stock options. SFAS 123R was effective January 1, 2006. Our adoption of SFAS 123R had minimal impact for the period ended March 31, 2006 (See Note 4).

Note 10. Commitments and Contingencies

In the normal course of business, we are party to ordinary, routine litigation, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated condensed financial statements. Currently, we are involved in the significant personal injury claim described below.

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

Financial risks which potentially subject us to concentrations of credit risk consist of deposits in banks in excess of the Federal Deposit Insurance Corporation limits. Our sales are generally made on account without collateral. Repayment terms vary based on certain conditions. We maintain reserves that management believes are adequate to provide for potential credit losses. The majority of our customer base spans the United States. We monitor these risks and believe the risk of incurring material losses is remote.

We use purchase commitments through suppliers to reduce a portion of our cash flow exposure to fuel price fluctuations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated condensed financial statements include the accounts of Covenant Transport, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transport, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled Item 1A. Risk Factors, set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements contained in this report.

Executive Overview

We are one of the ten largest truckload carriers in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. Currently, we categorize our business with four major transportation service offerings: Expedited long haul service, Refrigerated service, Dedicated service, and Regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers.

For the three months ended March 31, 2006, total revenue increased $13.6 million, or 9.9%, to $151.5 million from $137.9 million in the 2005 period. The increase was attributable to an increase in fuel surcharge revenue and improvements in our rates and equipment utilization. Freight revenue, which excludes revenue from fuel surcharges, increased $5.9 million, or 4.7%, to $129.4 million in the three months ended March 31, 2006 from $123.6 million in the same period of 2005. We experienced a net loss for the three month period of approximately $0.9 million, or $.06 per share, compared with a net loss of $0.6 million, or $.04 per share, for the first three months of 2005.

For the quarter, our average freight revenue per tractor per week, our main measure of asset productivity, increased 6.1%, to $2,938 in the first three months of 2006 compared to $2,769 in the same period of 2005. The increase was primarily generated by a 2.3% increase in average freight revenue per loaded mile and a 3.3% increase in average miles per tractor equipment utilization. Weighted average tractors decreased 1.4% to 3,426 in the 2006 period from 3,473 in the 2005 period.

Our after-tax costs increased almost $.04 per mile, or 3% per mile compared with the first quarter of 2005. The main factors were a $.021 per mile increase in compensation expense, driven primarily by increases in driver pay, and a $.014 per mile increase in our health insurance claims' cost.

During 2005, we began the formal realignment of our business into four distinct service offerings: Expedited long haul, Refrigerated, Dedicated, and Regional solo-driver. We intend to manage and operate each service offering separately, each under the authority of a general manager. We have hired the general managers of the Expedited long haul, Refrigerated, and Regional solo-driver service offerings, and we are evaluating candidates for the Dedicated service offering. In addition, within the Regional solo-driver service offering, we expect to divide the business into several service centers, each under separate management as well.

The realignment has involved significant changes, including selecting and installing new leadership over each service offering, reassigning personnel, allocating tractors and trailers to each service offering, migrating operations to preferred traffic lanes for each service offering, acquainting drivers and customers to new lanes, contacts, and procedures, developing and approving business plans, developing systems to support, measure, and hold accountable each service offering, including budgets, incentive targets, and individual income statements. We also have been addressing driver retention by focusing on driver development and satisfaction as key components of every aspect of our business. Although we have made significant progress, this process will continue at least into 2007.

Initial results of the business realignment on each service offering include the following:

•
Expedited long haul service. Focused attention on teams has produced a substantial increase in average length of haul, average miles per tractor, and average freight revenue per tractor. As a result of greater productivity, the previous decline in team-driven tractors has stabilized. Revenue per truck in our Expedited long haul service has increased 6% while our length of haul has grown 18% to 1,493, and its revenue has grown by 12% during the first quarter of 2006 over the 2005 period.

•
Refrigerated service. Prioritizing certain lanes and the allocation of teams to this service offering increased average length of haul, average miles per tractor, and average revenue per tractor. In addition, we are increasing the allocation of tractors to this service offering. Revenue per truck in our Refrigerated service increased 16% during the first quarter of 2006 versus the 2005 period, while our length of haul has grown 51% to 1,436. Revenue for our total refrigerated operations, including our SRT subsidiary, grew during this quarter by 32% over the first quarter of 2005.

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

We also initiated a freight brokerage operation in the first quarter of 2006 and hired a Vice President and General Manager of Brokerage Operations. We expect the brokerage operation to help us continue to serve customers when we lack capacity in a given area or the load does not meet our operating profile. We expect this service to be especially helpful as we realign trucks between service offerings and manage our freight mix toward preferred lanes.

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. We believe our results will be most volatile during the first half of 2006. However, fluctuations in results may be ongoing as major activities within the realignment will continue at least into 2007.

At March 31, 2006, we had $189.1 million in stockholders' equity and $80.3 million in debt for a total debt-to-capitalization ratio of 29.8% and a book value of $13.51 per share.

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

Looking forward, our profitability goal is to return to an operating ratio of approximately 90%. We expect this to require successful execution of our business realignment around service offerings, in particular an improvement in our Regional solo-driver service offering, as well as additional improvements in revenue per tractor per week, for all of our service offerings, to overcome expected additional cost increases and to expand our margins. In addition, we expect driver availability to be a pressing issue facing us and the industry for the foreseeable future. We expect competition for quality drivers to remain intense and that driver numbers will be the most substantial limiting factor on capacity growth. We expect many carriers to use future rate increases to increase driver compensation. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For the foreseeable future, we do not expect to increase the size of our tractor fleet as we concentrate on efforts to improve our profitability.

Revenue Equipment

We operate approximately 3,438 tractors and 8,507 trailers. Of our tractors, at March 31, 2006, approximately 2,045 were owned, 1,241 were financed under operating leases, and 152 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at March 31, 2006, approximately 1,369 were owned and approximately 7,138 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

In September 2005, we entered into an agreement with a finance company to lease approximately 1,800 model-year 2006 and 2007 dry van trailers under seven-year walk away leases. These trailers will replace approximately 1,200 model-years 1998 and 1999 dry van trailers and approximately 600 model-year 2000 dry van trailers. The 1,800 trailers will be replaced over the next few quarters as new trailers are delivered. After the completion of this transaction, our oldest trailers in operation will be 2001 model-year trailers.

During 2006, we plan to replace approximately 2,100 tractors, or approximately 65% of our Company-owned tractor fleet. This is approximately twice the number of tractors we would normally replace and will result in a substantial increase over normal replacement capital expenditures. We are increasing our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended March 31,			Three Months Ended March 31,
	2006	2005		2006	2005
Total revenue	100.0%	100.0%	Freight revenue(1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	38.7	39.1	Salaries, wages, and related expenses	45.3	43.7
Fuel expense	27.7	24.3	Fuel expense (1)	15.3	15.5
Operations and maintenance	5.6	5.2	Operations and maintenance	6.6	5.8
Revenue equipment rentals and purchased transportation	9.7	11.1	Revenue equipment rentals and purchased transportation	11.3	12.4
Operating taxes and licenses	2.2	2.4	Operating taxes and licenses	2.6	2.7
Insurance and claims	5.4	6.4	Insurance and claims	6.4	7.1
Communications and utilities	1.0	1.3	Communications and utilities	1.2	1.4
General supplies and expenses	2.8	3.0	General supplies and expenses	3.3	3.4
Depreciation and amortization	6.6	7.0	Depreciation and amortization	7.7	7.8
Total operating expenses	99.8	99.8	Total operating expenses	99.7	99.8
Operating income	0.2	0.2	Operating income	0.3	0.2
Other expense, net	0.6	0.2	Other expense, net	0.7	0.2
Loss before income taxes	(0.4)	0.0	Loss before income taxes	(0.5)	0.0
Income tax expense	0.2	0.4	Income tax expense	0.2	0.5
Net loss	(0.6)%	(0.4)%	Net loss	(0.7)%	(0.5)%

(1)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($22.1 million and $14.4 million in the three months ended March 31, 2006, and 2005, respectively).

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED MARCH 31, 2005

For the quarter ended March 31, 2006, total revenue increased $13.6 million, or 9.9%, to $151.5 million from $137.9 million in the 2005 period. Total revenue includes $22.1 million and $14.4 million of fuel surcharge revenue in the 2006 and 2005 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue increased $5.9 million, or 4.7%, to $129.4 million in the three months ended March 31, 2006, from $123.6 million in the same period of 2005. Average freight revenue per tractor per week, our main measure of asset productivity, increased 6.1%, to $2,938 in the first three months of 2006 compared to $2,769 in the same period of 2005. The increase was primarily generated by a 2.3% increase in average freight revenue per loaded mile and a 3.3% increase in our equipment utilization. Weighted average tractors decreased 1.4% to 3,426 in the 2006 period from 3,473 in the 2005 period.

Salaries, wages, and related expenses increased $4.7 million, or 8.7%, to $58.6 million in the 2006 period, from $53.9 million in the 2005 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 45.3% in the 2006 period, from 43.7% in the 2005 period. Driver pay increased $3.2 million to 31.1% of freight revenue in the 2006 period from 30.0% of freight revenue in the 2005 period. The increase was largely attributable to increases in driver pay per mile instituted in March 2005. Our payroll expense for employees, other than over-the-road drivers, increased $0.8 million to $10.1 million in the 2006 period from $9.3 million in the 2005 period, due to an increase in non-driving personnel. Health insurance, employer paid taxes, workers' compensation, and other employee benefits increased $0.7 million to $8.3 million in the 2006 period from $7.6 million in the 2005 period, due to an increase in our health insurance claims expense partially offset by improving workers' compensation claims experience.

Fuel expense, net of fuel surcharge revenue of $22.1 million in the 2006 period and $14.4 million in the 2005 period, increased $0.7 million, or 3.6%, to $19.8 million in the 2006 period, from $19.1 million in the 2005 period. As a percentage of freight revenue, net fuel expense remained essentially constant at 15.3% in the 2006 period and 15.5% in the 2005 period. Fuel prices increased sharply during 2006 from already high levels during 2005. Our fuel surcharge program was able to offset a substantial portion of the higher fuel prices. Fuel surcharges amounted to $0.23 per total mile in the 2006 period and $0.15 per total mile in the 2005 period. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.3 million to $8.5 million in the 2006 period from $7.2 million in the 2005 period. As a percentage of freight revenue, operations and maintenance increased to 6.6% in the 2006 period from 5.8% in the 2005 period. The increase resulted in part from increased over-the-road vehicle maintenance, unloading costs and driver recruiting expense due to a tighter supply of drivers.

Revenue equipment rentals and purchased transportation decreased $0.7 million, or 4.4%, to $14.7 million in the 2006 period, from $15.4 million in the 2005 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 11.3% in the 2006 period from 12.4% in the 2005 period. The decrease is due principally to a decrease in the percentage of our total miles that were driven by independent contractors, partially offset by an increase in the fuel surcharges we pass through to the owner-operators. Payments to independent contractors decreased $0.8 million to $4.7 million in the 2006 period from $5.5 million in the 2005 period, mainly due to a decrease in the independent contractor fleet to an average of 147 during the 2006 period versus an average of 198 in the 2005 period. Tractor and trailer equipment rental expense remained essentially constant at $10.0 million and $9.9 million in the 2006 and 2005 periods, respectively.

Operating taxes and licenses remained essentially constant at $3.3 million in the 2006 and 2005 periods. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.6% and 2.7% in the 2006 and 2005 periods, respectively.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $0.6 million, or 6.9%, to approximately $8.2 million in the 2006 period from approximately $8.8 million in the 2005 period. As a percentage of freight revenue, insurance and claims decreased to 6.4% in the 2006 period from 7.1% in the 2005 period. The decrease was due to a retroactive adjustment of approximately $1.0 million to our liability insurance premium for the 2005 policy period. The adjustment was realized due to management's issuing a contractual release to the insurance provider, related to favorable accident and safety trends. Excluding the retroactive adjustment, insurance and claims expense for the 2006 quarter was within the range of expected accruals.

Our current casualty program expires in February 2007. In general, for casualty claims, we have insurance coverage up to $50.0 million per claim. We are self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which results in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold is reached. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, the development of claims over time, and other factors. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period.

Communications and utilities expense remained essentially constant at $1.6 million in the 2006 and 2005 periods. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% and 1.4% in the 2006 and 2005 periods, respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.2 million to $4.3 million in the 2006 period from $4.2 million in the 2005 period. As a percentage of freight revenue, general supplies and expenses decreased to 3.3% in the 2006 period from 3.4% in the 2005 period.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.0 million from the sale of the property, which we used to pay down borrowings under our Credit Agreement and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%. The transaction resulted in a gain of approximately $2.1 million, which will be amortized ratably over the life of the lease. We expect this expense category to increase in future periods by the amount of the additional rental expense which will be more than offset by lower depreciation and interest expense in future periods as a result of this transaction.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $0.4 million, or 3.7%, to $10.0 million in the 2006 period from $9.7 million in the 2005 period. As a percentage of freight revenue, depreciation and amortization remained essentially constant at 7.7% in the 2006 period and 7.8% in the 2005 period. Depreciation expense increased due to the purchase (rather than lease) of a substantial amount of equipment during 2005. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. The gain on the disposal of tractors and trailers was approximately $0.1 million in the 2006 period compared to a loss of approximately $0.2 million in the 2005 period.

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

The other expense category includes interest expense, interest income, and pre-tax, non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $0.6 million, to $0.9 million in the 2006 period from $0.3 million in the 2005 period, primarily due to higher debt levels and higher interest rates. As a percentage of freight revenue, other expense, net, increased to 0.7% in the 2006 period from 0.2% in the 2005 period, primarily because of higher debt levels, higher interest rates, etc. All of our interest-rate swaps expired during the first quarter of 2006.

Our income tax expense was $0.3 million and $0.6 million in the 2006 and 2005 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced net losses of $0.9 million and $0.6 million in the 2006 and 2005 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and a line of credit, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at March 31, 2006, were funds provided by operations, proceeds under the Securitization Facility, borrowings under our Credit Agreement, and operating leases of revenue equipment.

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

Cash Flows

Net cash provided by operating activities was $27.0 million in the 2006 period and $22.1 million in the 2005 period. In the 2006 period, our primary source of cash flow from operations was improved collection of accounts receivable. The number of days sales in accounts receivable decreased to 35 days in 2006 from 39 days in 2005.

Net cash used in investing activities was $29.7 million in the 2006 period and $12.4 million in the 2005 period. The increase was related to the purchase, rather than lease, of tractors and trailers. We expect capital expenditures, primarily for revenue equipment (net of trade-ins) and terminal facilities, to be approximately $75.0 to $80.0 million in 2006, exclusive of acquisitions of companies, assuming all revenue equipment is purchased.

Net cash provided by financing activities was $0.2 million in the 2006 period related to the exercise of stock options during the period. In the 2005 period, net cash used in financing activities was $13.3 million, which was primarily the result of paying off debt. The change from 2005 to 2006 related primarily to increased purchases, rather than leases, of revenue equipment during the 2006 period. At March 31, 2006, we had outstanding debt of $80.3 million, primarily consisting of approximately $47.3 million drawn under the Securitization Facility and $33.0 million from the Credit Agreement. Interest rates on this debt range from 4.8% to 7.8%.

In May 2005, the Board of Directors authorized a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. During 2005, we purchased a total of 720,800 shares with an average price of $16.17. We did not repurchase any shares in the first quarter of 2006. The stock repurchase plan referenced herein expires June 30, 2006, and replaced our stock repurchase program adopted in 2004.

Material Debt Agreements

In December 2004, we entered into the Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at March 31, 2006). At March 31, 2006, we had $33.0 million in borrowings under the Credit Agreement.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature, which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $85.0 million. The Credit Agreement is secured by a pledge of the stock of most of our subsidiaries. A commitment fee that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of March 31, 2006, we had approximately $38.5 million of available borrowing capacity under the Credit Agreement. At March 31, 2006 and December 31, 2005, we had undrawn letters of credit outstanding of approximately $78.5 million and $73.9 million, respectively.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CVTI Receivables Corp. ("CRC"), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2006 and December 31, 2005, we had $47.3 million outstanding, with weighted average interest rates of 4.8% and 4.4%, respectively.  At March 31, 2006, the amount drawn under our Securitization Facility exceeded the borrowing base by approximately $3.2 million, because improvements in our accounts receivable collection had reduced the borrowing base below amounts drawn. In April, in accordance with the Securitization Facility, we deposited $2.7 million with the lender to offset the excess borrowing.  No default was declared or is continuing.  CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated condensed financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with these agreements as of March 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and Company airplane. At March 31, 2006, we had financed approximately 1,241 tractors and 7,138 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements under revenue equipment rentals and purchased transportation. Our revenue equipment rental expense was $10.0 million in the 2006 period, compared to $9.9 million in the 2005 period. The total amount of remaining payments under operating leases as of March 31, 2006, was approximately $112.1 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of March 31, 2006, the maximum amount of the residual value guarantees was approximately $50.9 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2005. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Our critical accounting policies include the following:

Depreciation of Revenue Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and was approximately $9.1 million on tractors and trailers in the first quarter of 2006. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 4% to 33% and new trailers over seven years to salvage values of 17% to 39%. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

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

Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, than an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. We have not recognized any impairments of long-lived assets to date.

Insurance and Other Claims - The primary claims arising against us consist of cargo liability, personal injury, property damage, workers' compensation, and employee medical expenses. Our insurance program involves self-insurance with high-risk retention levels. Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts. We accrue the estimated cost of the uninsured portion of pending claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

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

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment, and Company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of March 31, 2006, the maximum amount of the residual value guarantees was approximately $50.9 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes - We make important judgments concerning a variety of factors, including the appropriateness of tax strategies, expected future tax consequences based on future Company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

The 2001 and 2002 Internal Revenue Service ("IRS") audit is now complete. The IRS is currently auditing our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. Due to a favorable resolution of the 2001 and 2002 IRS audit, we do not expect to incur any additional tax expense related to the 2003 and 2004 adjustments.

Deferred income taxes represent a substantial liability on our consolidated condensed balance sheet and are determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities (tax benefits and liabilities expected to be realized in the future) are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. No valuation reserve has been established at March 31, 2006, because, based on forecasted income, we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the first quarter of 2006, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated condensed statement of operations.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The cost of fuel also has risen substantially over the past three years. We believe this increase primarily reflects world events rather than underlying inflationary pressure. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and to limit the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses. As of March 31, 2006, our entire tractor fleet has such emissions compliant engines and is experiencing approximately 2% to 4% reduced fuel economy compared with pre-2002 equipment. In 2007, stricter regulations will become effective. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations once the regulations become effective.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2006 are covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Currently, all of our borrowing is under variable-rate agreements.

Our variable-rate obligations consist of our Credit Agreement and our Securitization Facility. At March 31, 2006, we had variable, base rate borrowings of $33.0 million outstanding under the Credit Agreement and $47.3 million under the Securitization Facility. Assuming variable-rate borrowings under the Credit Agreement and Securitization Facility at March 31, 2006 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $803,000.

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

ITEM 1A.
RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2005, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2005 Form 10-K.

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

COVENANT TRANSPORT, INC.

Date: May 8, 2006	/s/ Joey B. Hogan
Executive Vice President and Chief Financial Officer, in his capacity as such and on behalf of the issuer.