Form 10-Q
period 2006-06-30
COVENANT TRANSPORT INC
filed 2006-08-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 2, 2006).
Class A Common Stock, $.01 par value: 11,646,690 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1
FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,583	$3,618
Accounts receivable, net of allowance of $1,938 in 2006 and $2,200 in 2005	69,678	77,969
Drivers advances and other receivables	6,693	3,932
Inventory and supplies	4,656	4,661
Prepaid expenses	12,585	16,199
Assets held for sale	9,820	3,204
Deferred income taxes	16,763	16,158
Income taxes receivable	6,008	7,559
Total current assets	128,786	133,300

Property and equipment, at cost	278,029	295,433
Less accumulated depreciation and amortization	(74,950)	(84,275)
Net property and equipment	203,079	211,158
Other assets	23,825	26,803
Total assets	$355,690	$371,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$47,781	$47,281
Accounts payable	7,217	8,457
Accrued expenses	17,613	17,088
Current portion of insurance and claims accrual	16,932	18,529
Total current liabilities	89,543	91,355

Long-term debt	24,000	33,000
Insurance and claims accrual, net of current portion	19,941	23,272
Deferred income taxes	33,494	33,910
Total liabilities	166,978	181,537

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 and 13,447,608 shares issued; 11,650,690 and 11,629,208 outstanding as of June 30, 2006 and December 31, 2005, respectively	135	134
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005	24	24
Additional paid-in-capital	91,823	91,553
Treasury stock at cost; 1,818,400 shares as of June 30, 2006 and December 31, 2005, respectively	(21,582)	(21,582)
Retained earnings	118,312	119,595
Total stockholders' equity	188,712	189,724
Total liabilities and stockholders' equity	$355,690	$371,261

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)

	2006	2005	2006	2005
Revenue:
Freight revenue	$139,344	$138,736	$268,788	$262,306
Fuel surcharges	30,018	18,077	52,109	32,433
Total revenue	$169,362	$156,813	$320,887	$294,739

Operating expenses:
Salaries, wages, and related expenses	64,421	60,967	123,063	114,913
Fuel expense	50,301	39,905	92,217	73,395
Operations and maintenance	8,774	8,444	17,271	15,672
Revenue equipment rentals and purchased transportation	15,458	15,049	30,136	30,409
Operating taxes and licenses	3,465	3,604	6,767	6,943
Insurance and claims	8,187	9,603	16,414	18,437
Communications and utilities	1,527	1,601	3,117	3,240
General supplies and expenses	5,740	4,314	10,044	8,464
Depreciation and amortization, including net gains on disposition of equipment	8,536	10,284	18,555	19,948
Total operating expenses	166,409	153,771	317,584	291,421
Operating income	2,953	3,042	3,303	3,318
Other (income) expenses:
Interest expense	1,075	1,038	2,199	1,652
Interest income	(122)	(57)	(259)	(101)
Other	(22)	(94)	(75)	(330)
Other expenses, net	931	887	1,865	1,221
Income before income taxes	2,022	2,155	1,438	2,097
Income tax expense	2,420	1,503	2,721	2,094
Net income (loss)	$(398)	$652	$(1,283)	$3
Net income (loss) per share:
Basic earnings (loss) per share:	$(0.03)	$0.05	$(0.09)	$0.00
Diluted earnings (loss) per share:	$(0.03)	$0.05	$(0.09)	$0.00

Basic weighted average shares outstanding	13,997	14,100	13,991	14,375
Diluted weighted average shares outstanding	13,997	14,182	13,991	14,533

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited and in thousands)

	Common Stock Class Class A B		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Loss

Balances at December 31, 2005	$134	$24	$91,553	$(21,582)	$119,595	$189,724

Exercise of employee stock options	1	-	191	-	-	192

Income tax benefit arising from the exercise of stock options	-	-	17	-	-	17

SFAS No. 123R stock-based employee compensation cost			62			62

Net loss	-	-	-	-	(1,283)	(1,283)	(1,283)

Comprehensive loss for six months ended June 30, 2006							$(1,283)

Balances at June 30, 2006	$135	$24	$91,823	$(21,582)	$118,312	$188,712

 The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)

	Six months ended June 30, (unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,283)	$3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	292	510
Depreciation and amortization	20,214	20,067
Deferred income taxes (benefit)	(1,021)	(10,850)
Income tax benefit from exercise of stock options	0	50
Net gain on disposition of property and equipment	(1,659)	(119)
Non-cash stock compensation	62	0
Changes in operating assets and liabilities:
Receivables and advances	8,107	8,592
Prepaid expenses and other assets	3,614	(7,994)
Inventory and supplies	5	(559)
Insurance and claims accrual	(4,928)	(148)
Accounts payable and accrued expenses	890	371
Net cash flows provided by operating activities	24,293	9,924

Cash flows from investing activities:
Acquisition of property and equipment	(77,757)	(66,975)
Proceeds from building sale leaseback	29,630	0
Proceeds from disposition of property and equipment	31,090	28,230
Net cash flows used in investing activities	(17,037)	(38,745)

Cash flows from financing activities:
Exercise of stock options	192	418
Excess income tax benefit arising from the exercise of stock options	17	0
Repurchase of company stock	0	(11,657)
Proceeds from issuance of debt	36,500	78,000
Repayments of debt	(45,000)	(42,872)
Deferred costs	0	8
Net cash provided by (used in) financing activities	(8,291)	23,898

Net change in cash and cash equivalents	(1,035)	(4,923)

Cash and cash equivalents at beginning of period	3,618	5,066

Cash and cash equivalents at end of period	$2,583	$143

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

Note 2.   Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the six month periods ended June 30, 2006 and 2005 equaled net income (loss).

Note 3.   Segment Information

We have one reportable segment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No.131, Disclosures about Segments of an Enterprise and Related Information. Each of our four transportation service offerings that meet the quantitative threshold requirements of SFAS No. 131 provides truckload transportation services that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. Accordingly, we have not presented separate financial information for each of our service offerings as our consolidated condensed financial statements present our one reportable segment. Our four major transportation service offerings are: (a) expedited long haul service, (b) refrigerated service, (c) dedicated service, and (d) regional solo-driver service. We generate other revenue through a subsidiary that provides freight brokerage services. This operation does not meet the quantitative threshold reporting requirements of SFAS No. 131.

Note 4.   Basic and Diluted Earnings (Loss) per Share

We apply the provisions of SFAS No. 128, Earnings per Share, which requires us to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the three months and six months ended June 30, 2006, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be antidilutive. The calculation of diluted earnings per share for the three months and six months ended June 30, 2005, excludes approximately 857,946 shares and 226,998 shares respectively, since the effect of assumed exercise of the related options would be antidilutive.

       The following table sets forth, for the periods indicated, the calculation of net earnings (loss) per share included in our consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:

Net earnings (loss)	$(398)	$652	$(1,283)	$3

Denominator:

Denominator for basic earnings per share - weighted-average shares	13,997	14,100	13,991	14,375
Effect of dilutive securities:
Employee stock options	0	82	0	158
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	13,997	14,182	13,991	14,533

Net income (loss) per share:
Basic earnings (loss) per share:	$(0.03)	$0.05	$(0.09)	$0.00
Diluted earnings (loss) per share:	$(0.03)	$0.05	$(0.09)	$0.00

Note 5.   Share-Based Compensation

Prior to May 23, 2006, we had four stock-based compensation plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. On May 23, 2006, upon the recommendation of our Board of Directors, our stockholders approved the Covenant Transport, Inc. 2006 Omnibus Incentive Plan. The Covenant Transport, Inc. 2006 Omnibus Incentive Plan replaced the Covenant Transport, Inc. 2003 Incentive Stock Plan, Amended and Restated Incentive Stock Plan, Outside Director Stock Option Plan, and 1998 Non-Officer Incentive Stock Plan.

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three months and six months ended June 30, 2006 was approximately $58,330 and $62,290, respectively, and is included in salaries, wages, and related expenses within the consolidated condensed statements of operations. There was no cumulative effect of initially adopting SFAS No. 123R.

In periods prior to January 1, 2006, we accounted for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the our Class A common stock on the date of grant. The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model. The fair value of the employee and outside director stock options which would have been expensed in the three months and six months ended June 30, 2005 would have been $1.3 million and $1.7 million, respectively.

Our pro forma net income (loss) and earnings (loss) per share would have been as indicated below had the estimated fair value of all option grants on their grant date been charged to salaries, wages and related expense in accordance with SFAS No. 123R.

(in thousands, except per share data)	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income, as reported:	$652	$3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,349)	(1,744)
Pro forma net loss	$(697)	$(1,741)

Basic and diluted earnings (loss) per share:
As reported	$0.05	$0.00
Pro forma	$(0.05)	$(0.12)

On August 31, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. As a result, the vesting of approximately 170,000 previously unvested stock options granted under our Amended and Restated Incentive Stock Plan and our 2003 Incentive Stock Plan was accelerated and all such options became fully exercisable as of August 31, 2005. This acceleration of vesting did not result in any compensation expense for us during 2005; however, without the acceleration of vesting we would have been required to recognize compensation expense beginning in 2006 in accordance with SFAS No. 123R. Under the fair value method of SFAS No. 123R, we would have recorded $2.2 million, net of tax, for the 12 month period ended December 31, 2005, which represents the pro forma compensation expense as well as the effect of the acceleration of the stock options that would be recorded as compensation expense.

The following tables summarize our stock option activity for the six months ended June 30, 2006:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,454	$14.33
Options granted	5	$13.80
Options exercised	(15)	$12.38
Options forfeited	(15)	$15.25
Options expired	(178)	$15.50
Outstanding at end of period	1,251	$14.18	5.8 years	$$2,312

Exercisable at end of period	1,236	$14.21	5.8 years	$$2,264

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected volatility	37.4% - 39.5%	51.9%	37.4% - 39.5%	50.6% - 51.9%
Risk-free interest rate	4.9% - 5.0%	3.9%	4.9% - 5.0%	3.8% - 3.9%
Expected lives (in years)	5.0	5.0	5.0	5.0

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of our common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

               The following tables summarize our restricted stock award activity for the six months ended June 30, 2006:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2006	0	$0
Granted	371,985	$12.79
Vested	0	-
Forfeited	0	-
Unvested at June 30, 2006	371,985	$12.79

Included in the above table is 316,665 restricted stock awards that vest only if we achieve an earnings-per-share target of $2.00 by 2010. The underlying performance targets of earnings per share for these restricted stock awards do not begin until the 2007 fiscal year, therefore no compensation expense for these restricted stock awards will be recorded until January 1, 2007.

As of June 30, 2006, we had $0.1 million and $0.7 million in unrecognized compensation expense related to stock options and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of approximately 3 years for stock options and 4 years for restricted stock awards.

Note 6.   Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

On April 20, 2006, we completed the appeals process with the IRS related to their 2001 and 2002 audits. Related to this settlement with the IRS, we recorded additional income tax expense of approximately $0.5 million for the three months ended June 30, 2006. We received a favorable resolution in the Closing Agreement received from the IRS which stated that our wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company.

Subsequent to June 30, 2006, the IRS, completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. For the three and six months ended June 30, 2006, income tax expense of $0.1 million and $0.2 million, respectively, was recorded in our consolidated condensed statements of operations related to this uncertain tax position. If we are unsuccessful in defending our position on this deduction, we could owe additional taxes totaling $1.6 million on this matter. We believe that we have properly accrued for this matter on our consolidated condensed balance sheet at June 30, 2006.

Note 7.   Derivative Instruments and Other Comprehensive Income

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended, "SFAS No. 133"). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

In 2001, we entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At June 30, 2006, the swap agreements had expired and there was no liability thereunder; however, at June 30, 2005 the fair value of these interest-rate swap agreements was a liability of $0.2 million, which is included in accrued expenses on the consolidated condensed balance sheets. The derivative activity, as reported in the consolidated condensed financial statements for the six months ended June 30, 2006 and 2005 is summarized in the following table:

(in thousands)	Six months ended June 30,
	2006	2005

Net liability for derivatives at January 1	$(13)	$(439)

Gain in value of derivative instruments that do not qualify as hedging Instruments	13	273

Net liability for derivatives at June 30	$-	$(166)

From time to time, we enter into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

Note 8.   Property and Equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Revenue equipment is generally depreciated over five to ten years with salvage values ranging from 4% to 39%. The salvage value, useful life, and annual depreciation of tractors and trailers are evaluated annually based on the current market environment and on the Company's recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Included in depreciation in the consolidated condensed statements of operations are net gains on disposal of revenue equipment of $1.5 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and of $1.7 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of the actual level of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values, and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Agreement and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which will be amortized ratably over the life of the lease and recorded as depreciation expense on our consolidated condensed statements of operations.

Note 9.   Securitization Facility and Long-Term Debt

Our securitization facility and long-term debt consisted of the following at June 30, 2006 and December 31, 2005:

(in thousands)	June 30, 2006	December 31, 2005

Securitization Facility	$47,781	$47,281

Borrowings under Credit Agreement	$24,000	$33,000
Less current maturities	-	-
Long-term debt, less current portion	$24,000	$33,000

In December 2004, we entered into a Credit Agreement with a group of banks (the “Credit Agreement”). The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at June 30, 2006). At June 30, 2006, we had $24.0 million of borrowings outstanding under the Credit Agreement.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $85.0 million. The Credit Agreement is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of June 30, 2006, we had approximately $55.5 million of available borrowing capacity. At June 30, 2006 and December 31, 2005, we had undrawn letters of credit outstanding of approximately $70.5 million and $73.9 million, respectively.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CVTI Receivables Corp. (“CRC”), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of June 30, 2006 and December 31, 2005, we had $47.8 million and $47.3 million outstanding, respectively, with weighted average interest rates of 5.4% and 4.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated condensed financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with the covenants as of June 30, 2006.

Note 10. Recent Accounting Pronouncements

In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this interpretation is January 1, 2007, the first fiscal year beginning after December 15, 2006. We are continuing to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. We do not believe the adoption of FSP FIN No. 46(R)-6 will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140, that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially recognized at fair value, if practicable. Subsequent to initial recognition, companies may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 156 will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 155 will have a material impact on our consolidated financial statements.

Effective December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 impacted our accounting for the conditional obligation to remove Company decals and other identifying markings from certain tractors and trailers under operating leases at the end of the lease terms. In the three and six months ended June 30, 2006, the impact of the adoption of FIN 47 was approximately $0.1 million and $0.2 million, respectively, of additional expense in our revenue equipment rentals and purchased transportation expenses.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opionion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Changes in Interim Financial Statements.  SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  We adopted this statement effective January 2006.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, revising SFAS No. 123, Accounting for Stock Based Compensation; superseding APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement, generally over the remaining vesting period. In 2005, we accelerated the vesting of substantially all of our outstanding stock options. This allowed us to recognize an expense in 2005 which was significantly less than the compensation expense that would have been recognized beginning in 2006 in accordance with SFAS No. 123R. SFAS No. 123R was effective January 1, 2006. Our adoption of SFAS No. 123R had minimal impact for the three and six month periods ended June 30, 2006 (See Note 5).

Note 11. Commitments and Contingencies

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

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled Item 1A. Risk Factors, set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements contained in this report.

Executive Overview

We are one of the ten largest truckload carriers in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. Currently, we categorize our business with four major transportation service offerings: Expedited long haul service, Refrigerated service, Dedicated service, and Regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers. We generate other revenue through a subsidiary that provides freight brokerage services.

For the six months ended June 30, 2006, total revenue increased $26.2 million, or 8.9%, to $320.9 million from $294.7 million in the 2005 period. Freight revenue, which excludes revenue from fuel surcharges, increased $6.5 million, or 2.5%, to $268.8 million in the 2006 period from $262.3 million in the 2005 period. We experienced a net loss of $1.3 million, or $0.09 per share, for the first six months of 2006, compared with a slight profit of $3 thousand, or $0.00 per share, for the first six months of 2005.

For the six months ended June 30, 2006, our average freight revenue per tractor per week, our main measure of asset productivity, increased 5.6%, to $3,025 in the first six months of 2006 compared to $2,865 in the same period of 2005. The increase was primarily generated by a 1.0% increase in average freight revenue per loaded mile and a 3.8% increase in average miles per tractor equipment utilization. Weighted average tractors decreased 3.0% to 3,434 in the 2006 period from 3,541 in the 2005 period.

Our after-tax costs remained essentially constant on a per-mile basis with the level in the first quarter of 2006, and increased only 2.2%, or $.03 per mile, compared with the first six months of 2005. The main factors were a $.023 per mile increase in compensation expense, driven primarily by increases in driver pay and office salaries related to the business realignment, and a $.013 per mile increase in our health insurance claim costs, partially offset by a $.011 per mile decrease in our insurance and claims expense.

During 2005, we began the formal realignment of our business into four distinct service offerings: Expedited long haul, Refrigerated, Dedicated, and Regional solo-driver. We manage and operate each service offering separately, each under the authority of a general manager. We have now hired the general managers for each of the service offerings. In addition, within the Regional solo-driver service offering, we have divided the business into several service centers, each under separate management as well. Our freight brokerage operation is also managed and operated as a separate subsidiary.

The realignment has involved significant changes, including selecting and installing new leadership over each service offering, reassigning personnel, allocating tractors and trailers to each service offering, migrating operations to preferred traffic lanes for each service offering, acquainting drivers and customers to new lanes, contacts, and procedures, developing and approving business plans, developing systems to support, measure, and hold accountable each service offering, including budgets, incentive targets, and individual income statements. We also have been addressing driver retention by focusing on driver development and satisfaction as key components of every aspect of our business. Although we have continued to make significant progress, this process will continue at least into 2007.

For the three months ended June 30, 2006, results of the business realignment on each service offering include the following, as compared to the results we had achieved for the three months ended June 30, 2005:

•
Expedited long haul service. Increased the fleet by approximately 10%, expanded the length of haul to reflect a renewed focus on transcontinental loads, and increased miles per truck. The team operation is also the main training ground for new drivers, and improvements in our training have allowed us to lower turnover in a difficult driver market. Average freight revenue per total mile has remained basically flat with last year, although the length of haul has expanded about 15%.

•
Refrigerated service. Increased our combined Southern Refrigerated Transport (“SRT”) and Covenant Refrigerated fleet by approximately 22%, expanded the length of haul, and increased miles per truck slightly. Average freight revenue per total mile increased 2.4%, while average length of haul has increased about 7%. Within this service offering, SRT continues to generate the best performance of any part of our company, and Covenant Refrigerated should be complimented for taking on more trucks than its business plan called for to cover additional trucks coming out of the regional service offering.

•
Dedicated service. Increased the fleet by approximately 39% and expanded the length of haul, while miles per truck decreased about 15%. Average freight revenue per total mile increased 15.7% even with the longer length of haul. While we believe the reallocation of trucks from the regional business to new dedicated business was prudent, the margins on the new dedicated business have not reached our long-term targets due to the quick expansion of this service offering.

•
Regional solo-driver service. Decreased the fleet by approximately 38%, decreased the length of haul, and increased miles per truck slightly. Average freight revenue per total mile decreased 5.1%. The freight mix within our regional service offering changed substantially. The average truck count for the quarter decreased by almost 600 trucks versus the second quarter of last year, and we expect the truck count to continue to decrease over the remainder of the year, as additional trucks are allocated elsewhere and the overall size of the company’s fleet is reduced. Within the regional service offering, average length of haul decreased about 25% to 552 miles in the second quarter of 2006, as we continue to pursue shorter, more consistent lanes within defined regions. The process of repositioning several hundred tractors around freight centers and driver domiciles has caused an increase in brokered freight and some lane and customer turnover that has temporarily affected the rate structure of this service offering. We understand the reasons for the rate decrease and will be working diligently to correct them within the context of building a successful regional offering.

We also initiated a freight brokerage operation in the first quarter of 2006 and hired a Vice President and General Manager of Brokerage Operations. Freight brokerage is operated as a separate subsidiary, Covenant Transport Solutions, Inc. We expect the brokerage operation to help us continue to serve customers when we lack capacity in a given area or the load does not meet our operating profile. We expect this service to be especially helpful as we continue to realign trucks between service offerings and manage our freight mix toward preferred lanes.

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. We believe our results were most volatile during the first half of 2006. However, fluctuations in results may be ongoing as major activities within the realignment will continue at least into 2007.

At June 30, 2006, we had $188.7 million in stockholders' equity and $71.8 million in balance sheet debt for a total debt-to-capitalization ratio of 27.6% and a book value of $13.48 per share.

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

Looking forward, our profitability goal is to return to an operating ratio of approximately 90%. We expect this to require successful execution of our business realignment around service offerings, in particular an improvement in our Regional solo-driver service offering, as well as additional improvements in revenue per tractor per week, for all of our service offerings, to overcome expected additional cost increases and to expand our margins. In addition, we expect driver availability to be a pressing issue facing us and the industry for the foreseeable future. We expect competition for quality drivers to remain intense and that driver numbers will be the most substantial limiting factor on capacity growth. We expect many carriers to use future rate increases to increase driver compensation. Because a large percentage of our costs are variable, changes in revenue per mile affect our profitability to a greater extent than changes in miles per tractor. For the foreseeable future, we expect to decrease the size of our revenue equipment fleet of our existing regional service offering, with at least a portion of the equipment being allocated to other service offerings.

Revenue Equipment

We operate approximately 3,509 tractors and 8,453 trailers. Of our tractors, at June 30, 2006, approximately 1,949 were owned, 1,412 were financed under operating leases, and 148 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at June 30, 2006, approximately 1,432 were owned and approximately 7,021 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

In September 2005, we entered into an agreement with a finance company to lease approximately 1,800 model-year 2006 and 2007 dry van trailers under seven-year walk away leases. These trailers will replace approximately 1,200 model-year 1998 and 1999 dry van trailers and approximately 600 model-year 2000 dry van trailers. At June 30, 2006, we had taken delivery and replaced approximately 1,500 of these trailers. We should complete the remainder of these replacements by the end of the year. After the completion of this transaction, our oldest trailers in operation will be 2001 model-year trailers.

For 2006, in line with our overall fleet reduction initiative, our plan to replace approximately 2,100 tractors was reduced to a plan to replace approximately 1,960 tractors, or approximately 56% of our Company-owned tractor fleet. This is still approximately twice the number of tractors we would normally replace and will result in a substantial increase over normal replacement capital expenditures. We are increasing our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended June 30,			Three Months Ended June 30,
	2006	2005		2006	2005
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	38.0	38.9	Salaries, wages, and related expenses	46.2	43.9
Fuel expense	29.7	25.4	Fuel expense (1)	14.6	15.7
Operations and maintenance	5.2	5.4	Operations and maintenance	6.3	6.1
Revenue equipment rentals and purchased transportation	9.1	9.6	Revenue equipment rentals and purchased transportation	11.1	10.8
Operating taxes and licenses	2.1	2.3	Operating taxes and licenses	2.5	2.6
Insurance and claims	4.8	6.1	Insurance and claims	5.9	6.9
Communications and utilities	1.0	1.0	Communications and utilities	1.1	1.2
General supplies and expenses	3.4	2.8	General supplies and expenses	4.1	3.1
Depreciation and amortization	5.0	6.6	Depreciation and amortization	6.1	7.4
Total operating expenses	98.3	98.1	Total operating expenses	97.9	97.8
Operating income	1.8	1.9	Operating income	2.1	2.2
Other expense, net	0.6	0.6	Other expense, net	.7	0.6
Income before income taxes	1.2	1.4	Income before income taxes	1.4	1.6
Income tax expense	1.4	1.0	Income tax expense	1.7	1.1
Net income (loss)	(0.2%)	0.4%	Net income (loss)	(0.3%)	0.5%

(1)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($30.0 million and $18.1 million in the three months ended June 30, 2006 and 2005, respectively).

	Six Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
Total revenue	100.0%	100.0%	Freight revenue (2)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	38.4	39.0	Salaries, wages, and related expenses	45.8	43.8
Fuel expense	28.7	24.9	Fuel expense (2)	14.9	15.6
Operations and maintenance	5.4	5.3	Operations and maintenance	6.4	6.0
Revenue equipment rentals and purchased transportation	9.4	10.3	Revenue equipment rentals and purchased transportation	11.2	11.6
Operating taxes and licenses	2.1	2.4	Operating taxes and licenses	2.5	2.6
Insurance and claims	5.1	6.3	Insurance and claims	6.1	7.0
Communications and utilities	1.0	1.1	Communications and utilities	1.2	1.2
General supplies and expenses	3.1	2.9	General supplies and expenses	3.7	3.2
Depreciation and amortization	5.8	6.8	Depreciation and amortization	6.9	7.6
Total operating expenses	99.0	98.9	Total operating expenses	98.8	98.7
Operating income	1.0	1.1	Operating income	1.2	1.3
Other expense, net	0.6	0.4	Other expense, net	0.7	0.5
Income before income taxes	0.4	0.7	Income before income taxes	0.5	0.8
Income tax expense	0.8	0.7	Income tax expense	1.0	0.8
Net income (loss)	(0.4%)	0.0%	Net income (loss)	(0.5%)	0.0%

(2)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($52.1 million and $32.4 million in the six months ended June 30, 2006 and 2005, respectively).

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30, 2005

For the quarter ended June 30, 2006, total revenue increased $12.6 million, or 8.0%, to $169.4 million from $156.8 million in the 2005 period. Total revenue includes $30.1 million and $18.1 million of fuel surcharge revenue in the 2006 and 2005 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue remained relatively constant at $139.3 million in the three months ended June 30, 2006, and $138.7 million in the same period of 2005. Average freight revenue per tractor per week, our primary measure of productivity, increased 5.0% to $3,109 in the 2006 period from $2,961 in the 2005 period. The increase was primarily generated by a 4.3% increase in average miles per tractor, a reduction in non-revenue miles percentage and a 0.7% increase in our average freight revenue per total mile. We are continuing to constrain the size of our tractor fleet to achieve greater fleet utilization and improved profitability. In general, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.

Salaries, wages, and related expenses increased $3.4 million, or 5.7%, to $64.4 million in the 2006 period, from $61.0 million in the 2005 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 46.2% in the 2006 period from 43.9% in the 2005 period. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted in the second half of 2005, an increase in the percentage of our fleet comprised of company drivers versus owner-operators, higher health claim costs and additional office salaries related to our business realignment. Driver pay increased $1.1 million to $44.1 million in the 2006 period from $43.0 million in the 2005 period. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, increased $2.3 million to $20.3 million in the 2006 period from $18.0 million in the 2005 period, including a $1.2 million increase in our health insurance claim costs. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim.

Fuel expense, net of fuel surcharge revenue of $30.0 million in the 2006 period and $18.1 million in the 2005 period, decreased $1.5 million, or 7.1%, to $20.3 million in the 2006 period, from $21.8 million in the 2005 period. As a percentage of freight revenue, net fuel expense decreased to 14.6% in the 2006 period from 15.7% in the 2005 period. Although fuel prices increased sharply during 2006 from already high levels during 2005, our improved fuel surcharge program, better fuel economy due to lower idle times and a lower percentage of non-revenue miles allowed us to improve our net fuel expense. Fuel surcharges amounted to $.29 per total mile in the 2006 period and $0.18 per total mile in the 2005 period. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $.3 million to $8.7 million in the 2006 period from $8.4 million in the 2005 period. As a percentage of freight revenue, operations and maintenance increased to 6.3% in the 2006 period from 6.1% in the 2005 period. The increase resulted primarily from higher unloading costs and increased driver recruiting expense due to increased competition for a limited number of qualified drivers.

Revenue equipment rentals and purchased transportation increased $.5 million, or 2.7%, to $15.5 million in the 2006 period, from $15.0 million in the 2005 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 11.1% in the 2006 period from 10.8% in the 2005 period. Tractor and trailer equipment rental and other related expenses increased $0.7 million, to $10.5 million compared with $9.8 million in the same period of 2005. We had financed approximately 1,412 tractors and 7,021 trailers under operating leases at June 30, 2006, compared with 1,088 tractors and 7,925 trailers under operating leases at June 30, 2005. Payments to independent contractors decreased slightly to $5.0 million in the 2006 period from $5.3 million in the 2005 period, mainly due to a decrease in the independent contractor fleet to an average of 148 during the 2006 period versus an average of 197 in the 2005 period.

Operating taxes and licenses decreased $0.1 million to $3.5 million in the 2006 period from $3.6 million in the 2005 periods. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.5% in the 2006 period versus 2.6% in the 2005 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $1.4 million, or 14.7%, to approximately $8.2 million in the 2006 period from approximately $9.6 million in the 2005 period. As a percentage of freight revenue, insurance and claims decreased to 5.9% in the 2005 period from 6.9% in the 2005 period. During the quarter, we reduced our accrual for casualty claims to 8.0 cents per mile from 9.3 cents per mile for the same quarter in 2005 as a result of several quarters of improved safety results that have changed our actuarial estimate.

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

Communications and utilities expense remained essentially constant at $1.5 million and $1.6 million in the 2006 and 2005 periods, respectively. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.1% in the 2006 period and 1.2% in the 2005 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.4 million to $5.7 million in the 2006 period from $4.3 million in the 2005 period. As a percentage of freight revenue, general supplies and expenses increased to 4.1% in the 2006 period from 3.1% in the 2005 period. Of this increase, $0.7 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006 as described more fully in the following paragraph. The additional increase is partially due to our paying for contract labor related to the business realignment and an increase in our travel expenses related to customer visits.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Agreement and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which will be amortized ratably over the life of the lease and recorded as depreciation expense on our consolidated condensed statements of operations.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.8 million, or 17% to $8.5 million in the 2006 period from $10.3 million in the 2005 period. As a percentage of freight revenue, depreciation and amortization decreased to 6.1% in the 2006 period from 7.4% in the 2005 period. The decrease primarily related to a net gain on the disposal of tractors and trailers of approximately $1.5 million in the 2006 period compared to a net gain of $0.3 million in the 2005 period. Additionally, a decrease of $0.2 million in depreciation expense for the 2006 period resulted from the April 2006 sale leaseback transaction involving our Chattanooga facility as compared to the 2005 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

Amortization expense relates to deferred debt costs incurred and covenants not to compete from five acquisitions. Goodwill amortization ceased beginning January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We evaluate goodwill and certain intangibles for impairment, annually. During the second quarter of 2006, we tested our goodwill totaling $11.5 million for impairment and found no impairment.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, remained constant at $0.9 million in the 2006 and the 2005 periods, respectively. In the 2006 period, we did not recognize a pre-tax, non-cash gain compared to a $0.1 million gain in the 2005 period related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $2.4 million and $1.5 million in the 2006 and 2005 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. On April 20, 2006, we completed the appeals process with the IRS related to their 2001 and 2002 audits. Related to this settlement with the IRS, we recorded additional income tax expense of approximately $0.5 million for the three months ended June 30, 2006. We received a favorable resolution in the Closing Agreement received from the IRS which stated that our wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company.

Subsequent to June 30, 2006, the IRS, completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. For the three months ended June 30, 2006, income tax expense of $0.1 million was recorded in our consolidated condensed statements of operations. If we are unsuccessful in defending our position on this deduction, we could owe additional taxes totaling $1.6 million on this matter. We believe that we have properly accrued for this matter on our consolidated condensed balance sheet at June 30, 2006.

Primarily as a result of the factors described above, net income decreased approximately $1.1 million to a net loss of $0.4 million in the 2006 period from net income of $0.7 million in the 2005 period. As a result of the foregoing, our net margin decreased to (0.3%) in the 2006 period from 0.5% in the 2005 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005

For the six months ended June 30, 2006, total revenue increased $26.2 million, or 8.9%, to $320.9 million from $294.7 million in the 2005 period. Total revenue includes $52.1 million and $32.4 million of fuel surcharge revenue in the 2006 and 2005 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue increased $6.5 million or 2.5% to $268.8 million in the six months ended June 30, 2006 from $262.3 million in the same period of 2005. Average freight revenue per tractor per week, our primary measure of asset productivity, increased 5.6% to $3,025 in the 2006 period from $2,865 in the 2005 period. The increase was primarily generated by a 3.8% increase in average miles per tractor, an improvement in non-revenue miles percentage and a 1.7% increase in our average freight revenue per total mile. We are continuing to constrain the size of our tractor fleet to achieve greater fleet utilization and improved profitability. In general, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.

Salaries, wages, and related expenses increased $8.2 million, or 7.1%, to $123.1 million in the 2006 period, from $114.9 million in the 2005 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 45.8% in the 2006 period, from 43.8% in the 2005 period. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted in the second half of 2005, an increase in the percentage of our fleet comprised of company drivers versus owner-operators, higher health claim costs and additional office salaries related to our business realignment. Driver pay increased $4.3 million to $84.4 million in the 2006 period from $80.1 million in the 2005 period. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, increased $3.8 million to $38.7 million in the 2006 period from $34.9 million in the 2005 period, including a $2.5 million increase in our health insurance claim costs. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim.

Fuel expense, net of fuel surcharge revenue of $52.1 million in the 2006 period and $32.4 million in the 2005 period, decreased $.9 million to $40.1 million in the 2006 period from $41.0 million in the 2005 period. As a percentage of freight revenue, net fuel expense decreased to 14.9% in the 2006 period from 15.6% in the 2005 period. Although fuel prices increased sharply during 2006 from already high levels during 2005, our improved fuel surcharge program, better fuel economy due to lower idle times and a lower percentage of non-revenue miles allowed us to improve our net fuel expense. Our fuel surcharge program was able to offset all of the higher fuel prices and allowed us better overall recovery of excess fuel costs. Fuel surcharges amounted to $.26 per total mile in the 2006 period and $0.16 per total mile in the 2005 period. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.6 million to $17.3 million in the 2006 period from $15.7 million in the 2005 period. As a percentage of freight revenue, operations and maintenance increased to 6.4% in the 2006 period from 6.0% in the 2005 period. The increase resulted in part from higher unloading costs, tractor maintenance costs and increased driver recruiting expense due to a tighter supply of drivers in the early part of 2006.

Revenue equipment rentals and purchased transportation decreased $0.3 million, or 1.0%, to $30.1 million in the 2006 period, from $30.4 million in the 2005 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 11.2% in the 2006 period from 11.6% in the 2005 period. The decrease is due principally to a decrease in the percentage of our total miles that were driven by independent contractors, offset by an increase in revenue equipment rental payments. Payments to independent contractors decreased $1.1 million to $9.7 million in the 2006 period from $10.8 million in the 2005 period, mainly due to a decrease in the independent contractor fleet to an average of 147 during the 2006 period versus an average of 198 in the 2005 period. Tractor and trailer equipment rental and other related expenses increased $0.8 million, to $20.4 million in the 2006 period compared with $19.6 million in the same period of 2005. We had financed approximately 1,412 tractors and 7,021 trailers under operating leases at June 30, 2006, compared with 1,088 tractors and 7,925 trailers under operating leases at June 30, 2005. During the second quarter of 2006, we purchased approximately 75 tractors that were previously leased.

Operating taxes and licenses remained essentially constant at $6.8 million and $6.9 million in the 2006 and 2005 periods, respectively. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.5% and 2.6% in the 2006 and 2005 periods, respectively.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $2.0 million, or 11.0%, to approximately $16.4 million in the 2006 period from approximately $18.4 million in the 2005 period. As a percentage of freight revenue, insurance and claims decreased to 6.1% in the 2006 period from 7.0% in the 2005 period. During the second quarter, we reduced our accrual for casualty claims to 8.0 cents per mile from 9.3 cents per mile last year as a result of several quarters of improved safety results that have changed our actuarial estimate. We also recorded and received an insurance rebate of approximately $1.0 million during the first six months of 2006 resulting from achieving monetary claim targets for our casualty policy in the year ending February 28, 2006.

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

Communications and utilities expense remained essentially constant at $3.1 million and $3.2 million in the 2006 and 2005 periods, respectively. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% in the 2006 and 2005 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.5 million to $10.0 million in the 2006 period from $8.5 million in the 2005 period. As a percentage of freight revenue, general supplies and expenses increased to 3.7% in the 2006 period from 3.2% in the 2005 period. Of this increase, $0.7 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006 as described more fully in the following paragraph. The additional increase is partially due to our paying for contract labor related to the business realignment, an increase in our travel expenses related to customer visits and increased outside professional fees.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Agreement and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which will be amortized ratably over the life of the lease and recorded as depreciation expense on our consolidated condensed statements of operations.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.3 million, or 7.0%, to $18.6 million in the 2006 period from $19.9 million in the 2005 period. As a percentage of freight revenue, depreciation and amortization decreased to 6.9% in the 2005 period from 7.6% in the 2005 period. The decrease primarily related to a net gain on the disposal of tractors and trailers of $1.7 million in the 2006 period compared to a net gain of only $0.1 million in the 2005 period. Additionally, a decrease of $0.2 million in depreciation expense for the 2006 period resulted from the April 2006 sale leaseback transaction involving our Chattanooga facility as compared to the 2005 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $.7 million, to $1.9 million in the 2006 period from $1.2 million in the 2005 period, primarily due to higher variable interest rates.

Our income tax expense was $2.7 million and $2.1 million in the 2006 and 2005 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. On April 20, 2006, we completed the appeals process with the IRS related to their 2001 and 2002 audits. Related to this settlement with the IRS, we recorded additional income tax expense of approximately $0.5 million for the three months ended June 30, 2006. We received a favorable resolution in the Closing Agreement received from the IRS which stated that our wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company.

Subsequent to June 30, 2006, the IRS, completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. For the six months ended June 30, 2006, income tax expense of $0.2 million was recorded in our consolidated condensed statements of operations. If we are unsuccessful in defending our position on this deduction, we could owe additional taxes totaling $1.6 million on this matter. We believe that we have properly accrued for this matter on our consolidated condensed balance sheet at June 30, 2006.

Primarily as a result of the factors described above, net income decreased approximately $1.3 million to a net loss of $1.3 million in the 2006 period from breakeven profitability in the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and a line of credit, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at June 30, 2006, were funds provided by operations, proceeds under the Securitization Facility, borrowings under our Credit Agreement, and operating leases of revenue equipment.

Over the past several years, we have financed a large and increasing percentage of our revenue equipment through operating leases. This has reduced the net value of revenue equipment reflected on our balance sheet, reduced our borrowings and increased our net cash flows compared to purchasing all of our revenue equipment. Certain items could fluctuate depending on whether we finance our revenue equipment through borrowings or through operating leases. We expect capital expenditures, primarily for revenue equipment (net of proceeds from revenue equipment disposals and the April 2006 sale leaseback transaction), to be approximately $55.0 to $60.0 million in 2006, exclusive of acquisitions of companies, assuming all revenue equipment is purchased. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our Credit Agreement and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $24.3 million in the 2006 period and $9.9 million in the 2005 period. In the 2006 period, our primary source of cash flow from operating activities was from receivables. Our cash from operating activities was lower in the 2005 period due to $10.0 million in tax payments and a $10.0 million payment for two years of prepaid insurance premiums.

Net cash used in investing activities was $17.0 million in the 2006 period and $38.7 million in the 2005 period related to the purchase of tractors and trailers, offset in 2006 by the $29.6 million of proceeds from the April 2006 sale leaseback transaction of our Chattanooga facility, which was used for purchasing additional revenue equipment and paying down our outstanding debt on the Credit Facility.

Net cash used in financing activities was $8.3 million in the 2006 period, as we were able to pay down the Credit Facility with the cash generated from the April 2006 sale leaseback transaction of our Chattanooga facility. Net cash provided by financing activities was $23.9 million in the 2005 period. At June 30, 2006, the Company had outstanding debt of $71.8 million, primarily consisting of approximately $24.0 million drawn under the Credit Agreement and $47.8 million from the Securitization Facility. Interest rates on this debt range from 5.4% to 6.2%.

In May 2006, the Board of Directors approved an extension of our previously approved stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. No shares have been purchased under this plan during 2006. At June 30, 2006, there were 1,154,100 shares still available to purchase under the guidance of this plan.

Material Debt Agreements

In December 2004, we entered into a Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at June 30, 2006). At June 30, 2006, we had $24.0 million outstanding under the Credit Agreement.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature, which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $85.0 million. The Credit Agreement is secured by a pledge of the stock of most of our subsidiaries. A commitment fee that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of June 30, 2006, we had approximately $55.5 million of available borrowing capacity under the Credit Agreement. At June 30, 2006 and December 31, 2005, we had undrawn letters of credit outstanding of approximately $70.5 million and $73.9 million, respectively.

In December 2000, we entered into the Securitization Facility. On a revolving basis, we sell our interests in our accounts receivable to CVTI Receivables Corp. ("CRC"), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of June 30, 2006 and December 31, 2005, we had $47.8 million and $47.3 million, respectively outstanding, with weighted average interest rates of 5.4% and 4.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated condensed financial statements.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with these agreements as of June 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, the Company airplane and certain real estate. At June 30, 2006, we had financed approximately 1,412 tractors and 7,021 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $20.9 million in the 2006 period, compared to $20.2 million in the 2005 period. The total amount of remaining payments under operating leases as of June 30, 2006, was approximately $177.9 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of June 30, 2006, the maximum amount of the residual value guarantees was approximately $45.6 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases.

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

Our critical accounting policies include the following:

Depreciation of Revenue Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and was approximately $18.5 million on tractors and trailers in the first six months of 2006. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 4% to 33% and new trailers over seven years to salvage values of 17% to 39%. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

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

Accounting for Investments - Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc (“Transplace”). Transplace operates a global transportation logistics service. In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated condensed statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of June 30, 2006, no such charge had been recorded. However, we are closely evaluating this investment for impairment as our evaluation of the value of this investment has been steadily declining over the last few fiscal quarters, and based on the projected cash flows of Transplace, such a charge could be forthcoming in upcoming quarterly results. Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2007. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment, and Company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of June 30, 2006, the maximum amount of the residual value guarantees was approximately $45.6 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

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

On April 20, 2006, we completed the appeals process with the IRS related to their 2001 and 2002 audits. Related to this settlement with the IRS, we recorded additional income tax expense of approximately $0.5 million for the three months ended June 30, 2006. We received a favorable resolution in the Closing Agreement received from the IRS which stated that our wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company.

Subsequent to June 30, 2006, the IRS, completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. For the three and six months ended June 30, 2006, income tax expense of $0.1 million and $0.2 million, respectively, was recorded in our consolidated condensed statements of operations related to this uncertain tax position. If we are unsuccessful in defending our position on this deduction, we could owe additional taxes totaling $1.6 million on this matter. We believe that we have properly accrued for this matter on our consolidated condensed balance sheet at June 30, 2006.

Deferred income taxes represent a substantial liability on our consolidated condensed balance sheet and are determined in accordance with SFAS No. 109. Deferred tax assets and liabilities (tax benefits and liabilities expected to be realized in the future) are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. No valuation reserve has been established at June 30, 2006, because, based on forecasted income, we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the first six months of 2006, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated condensed statement of operations.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses. As of June 30, 2006, our entire tractor fleet has such emissions compliant engines and is experiencing approximately 2% to 4% reduced fuel economy compared with pre-2002 equipment. In 2007, stricter regulations will become effective. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations once the regulations become effective.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of June 30, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable-rate obligations consist of our Credit Agreement and our Securitization Facility. At June 30, 2006, we had variable, base rate borrowings of $24.0 million outstanding under the Credit Agreement and $47.8 million under the Securitization Facility. Assuming variable-rate borrowings under the Credit Agreement and Securitization Facility at June 30, 2006 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $0.7 million.

ITEM 4.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Reference is made in our Form 10-Q for the quarterly period ended March 31, 2006 regarding a lawsuit against us relating to a 2003 vehicular accident.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Covenant Transport, Inc. was held on May 23, 2006, for the purpose of (a) electing seven directors for one-year terms, and (b) approving the adoption of our 2006 Omnibus Incentive Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to the Board’s proposals. Each of the nominees for director as listed in the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2006 (File No. 000-24960) was elected.

The voting tabulation on the election of directors was as follows:

	Votes "FOR"	Votes Withheld
David R. Parker	14,917,914	419,654
Mark A. Scudder	14,583,074	754,494
William T. Alt	14,663,228	674,340
Hugh O. Maclellan, Jr	14,737,622	599,946
Robert E. Bosworth	14,893,771	443,797
Bradley A. Moline	14,394,913	942,655
Niel B. Nielson	14,887,230	450,338

The 2006 Omnibus Incentive Plan was approved with 10,509,911 “FOR”; 3,772,744 “AGAINST”; 4,270 abstentions; and 1,050,643 broker non-votes.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended Bylaws dated September 27, 1994
4.1	(1)	Restated Articles of Incorporation
4.2	(1)	Amended Bylaws dated September 27, 1994
10.18	(2)	Purchase and Sale Agreement dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC
10.19	(2)	Lease Agreement dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC
10.20	(2)	Lease Guaranty dated April 3, 2006, by Covenant Transport, Inc., a Nevada corporation, for the benefit of CT Chattanooga TN, LLC
10.21	(3)	Covenant Transport, Inc. 2006 Omnibus Incentive Plan
10.22	#	Form of Restricted Stock Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan
10.23	#	Form of Restricted Stock Special Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan
10.24	#	Form of Incentive Stock Option Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan
10.25	#
Amendment No. 2 to Amended and Restated Credit Agreement dated March 3, 2006, among Covenant Asset Management, Inc., Covenant Transport, Inc., a Nevada corporation, Bank of America, N.A., as agent, the lenders signatories thereto, and the guarantors signatories thereto

31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
References:
(1)	Incorporated by reference to Form S-1, Registration No. 33-82978, effective October 28, 1994.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2006, File No. 000-24960.
(3)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 17, 2006, File No. 000-24960.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORT, INC.

Date: August 9, 2006	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief Financial Officer,
in his capacity as such and on behalf of the issuer.