Form 10-Q
period 2006-09-30
COVENANT TRANSPORT INC
filed 2006-11-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 3, 2006).
Class A Common Stock, $.01 par value: 11,650,690 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,328	$3,618
Accounts receivable, net of allowance of $1,943 in 2006 and $2,200 in 2005	81,091	77,969
Drivers advances and other receivables	8,173	3,932
Inventory and supplies	4,572	4,661
Prepaid expenses	11,415	16,199
Assets held for sale	36,416	3,204
Deferred income taxes	15,904	16,158
Income taxes receivable	6,452	7,559
Total current assets	172,351	133,300

Property and equipment, at cost	326,000	295,433
Less accumulated depreciation and amortization	(66,654)	(84,275)
Net property and equipment	259,346	211,158
Other assets	47,293	26,803
Total assets	$478,990	$371,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$57,281	$47,281
Accounts payable and accrued expenses	38,107	25,545
Current maturities of long-term debt	5,882	-
Current portion of insurance and claims accrual	20,624	18,529
Total current liabilities	121,894	91,355

Long-term debt	105,833	33,000
Insurance and claims accrual, net of current portion	19,343	23,272
Deferred income taxes	42,249	33,910
Total liabilities	289,319	181,537

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 and 13,447,608 shares issued; 11,650,690 and 11,629,208 outstanding as of September 30, 2006 and December 31, 2005, respectively	135	134
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	91,986	91,553
Treasury stock at cost; 1,818,400 shares	(21,582)	(21,582)
Retained earnings	119,108	119,595
Total stockholders' equity	189,671	189,724
Total liabilities and stockholders' equity	$478,990	$371,261

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)

	2006	2005	2006	2005
Revenue:
Freight revenue	$144,148	$144,681	$412,926	$406,988
Fuel surcharges	32,513	25,214	84,621	57,647
Total revenue	$176,661	$169,895	$497,547	$464,635

Operating expenses:
Salaries, wages, and related expenses	66,892	63,264	189,955	178,177
Fuel expense	52,858	48,109	145,075	121,504
Operations and maintenance	9,062	9,174	26,334	24,846
Revenue equipment rentals and purchased transportation	16,462	15,263	46,598	45,672
Operating taxes and licenses	3,423	3,117	10,190	10,060
Insurance and claims	8,360	10,090	24,773	28,527
Communications and utilities	1,785	1,726	4,902	4,967
General supplies and expenses	5,675	4,759	15,719	13,223
Depreciation and amortization, including net gains on disposition of equipment	8,624	10,543	27,179	30,491
Total operating expenses	173,141	166,045	490,725	457,467
Operating income	3,520	3,850	6,822	7,168
Other (income) expenses:
Interest expense	1,752	1,290	3,951	2,942
Interest income	(169)	(90)	(491)	(191)
Other	-	(113)	(13)	(443)
Other expenses, net	1,583	1,087	3,447	2,308
Income before income taxes	1,937	2,763	3,375	4,860
Income tax expense	1,142	1,546	3,862	3,640
Net income (loss)	$795	$1,217	$(487)	$1,220

Net income (loss) per share:

Basic earnings (loss) per share:	$0.06	$0.09	$(0.03)	$0.09
Diluted earnings (loss) per share:	$0.06	$0.09	$(0.03)	$0.08

Basic weighted average shares outstanding	14,000	13,979	14,074	14,241
Diluted weighted average shares outstanding	14,059	14,044	14,074	14,355

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Total Stockholders'	Comprehensive
	Class A	Class B	Capital	Stock	Earnings	Equity	Loss

Balances at December 31, 2005	$134	$24	$91,553	$(21,582)	$119,595	$189,724

Exercise of employee stock options	1	-	245	-	-	246

Income tax benefit arising from the exercise of stock options	-	-	17	-	-	17

SFAS No. 123R stock-based employee compensation cost	-	-	171	-	-	171

Net loss	-	-	-	-	(487)	(487)	(487)

Comprehensive loss for nine months ended September 30, 2006							$(487)

Balances at September 30, 2006	$135	$24	$91,986	$(21,582)	$119,108	$189,671

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands)

	Nine months ended September 30, (unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(487)	$1,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	441	1,440
Depreciation and amortization	29,946	31,007
Deferred income tax benefit	(1,380)	(9,229)
Net gain on disposition of property and equipment	(2,884)	(516)
Non-cash stock compensation	171	-
Changes in operating assets and liabilities, net of effects from purchase of Star Transportation, Inc.:
Receivables and advances	4,618	(3,093)
Prepaid expenses and other assets	6,044	(6,320)
Inventory and supplies	130	(951)
Insurance and claims accrual	(4,387)	(2,064)
Accounts payable and accrued expenses	9,085	2,301
Net cash flows provided by operating activities	41,297	13,795

Cash flows from investing activities:
Acquisition of property and equipment	(118,958)	(89,089)
Purchase of Star Transportation, Inc., net of cash acquired	(39,004)	-
Proceeds from building sale leaseback	29,630	-
Proceeds from disposition of property and equipment	44,947	57,063
Net cash flows used in investing activities	(83,385)	(32,026)

Cash flows from financing activities:
Changes in checks outstanding in excess of bank balances	-	3,890
Exercise of stock options	246	418
Income tax benefit arising from exercise of stock options	17	50
Proceeds from issuance of debt	104,807	107,000
Repayments of debt	(58,272)	(82,888)
Deferred costs	-	8
Net cash provided by financing activities	46,798	16,821

Net change in cash and cash equivalents	4,710	(1,410)

Cash and cash equivalents at beginning of period	3,618	5,066

Cash and cash equivalents at end of period	$8,328	$3,656

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated condensed balance sheet was derived from our audited balance sheet as of that date. These consolidated condensed financial statements and notes thereto be read in conjunction with the consolidated condensed financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

Note 2.   Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings (loss) for the nine month periods ended September 30, 2006 and 2005 equaled net income (loss).

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

Note 4.   Basic and Diluted Earnings (Loss) per Share

We apply the provisions of SFAS No. 128, Earnings per Share, which requires us to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted earnings per share for the three months ended September 30, 2006 and September 30, 2005, excludes approximately 1.0 million shares and 1.3 million shares respectively, and approximately 0.4 million shares for the nine months ended September 30, 2005 since the option price was greater than the average market price of the common shares. The calculation of diluted loss per share for the nine months ended September 30, 2006, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth, for the periods indicated, the calculation of net earnings (loss) per share included in our consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:

Net earnings (loss)	$795	$1,217	$(487)	$1,220

Denominator:

Denominator for basic earnings per share - weighted-average shares	14,000	13,979	14,074	14,241
Effect of dilutive securities:
Employee stock options	59	65	0	114
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	14,059	14,044	14,074	14,355

Net income (loss) per share:
Basic earnings (loss) per share:	$0.06	$0.09	$(0.03)	$0.09
Diluted earnings (loss) per share:	$0.06	$0.09	$(0.03)	$0.08

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

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three months and nine months ended September 30, 2006 was $109,017 and $171,307, respectively, and is included in salaries, wages, and related expenses within the consolidated condensed statements of operations. There was no cumulative effect of initially adopting SFAS No. 123R.

In periods prior to January 1, 2006, we accounted for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the our Class A common stock on the date of grant. The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model. The fair value of the employee and outside director stock options which would have been expensed in the three months and nine months ended September 30, 2005 would have been $0.8 million and $2.2 million, respectively.

Our pro forma net income (loss) and earnings (loss) per share would have been as indicated below had the estimated fair value of all option grants on their grant date been charged to salaries, wages and related expense in accordance with SFAS No. 123R.

(in thousands, except per share data)	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income, as reported:	$1,217	$1,220
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(790)	(2,235)
Pro forma net income (loss)	$427	$(1,015)

Basic earnings (loss) per share:
As reported	$0.09	$0.09
Pro forma	$0.03	$(0.07)

Diluted earnings (loss) per share:
As reported	$0.09	$0.08
Pro forma	$0.03	$(0.07)

On August 31, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. As a result, the vesting of approximately 170,000 previously unvested stock options granted under our Amended and Restated Incentive Stock Plan and our 2003 Incentive Stock Plan was accelerated and all such options became fully exercisable as of August 31, 2005. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123R. This acceleration of vesting did not result in any compensation expense for us during 2005; however, without the acceleration of vesting we would have been required to recognize compensation expense beginning in 2006 in accordance with SFAS No. 123R. Under the fair value method of SFAS No. 123R, we would have recorded $2.2 million, net of tax, for the 12 month period ended December 31, 2005, which represents the pro forma compensation expense as well as the effect of the acceleration of the stock options that would be recorded as compensation expense.

The following tables summarize our stock option activity for the nine months ended September 30, 2006:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,454	$14.33
Options granted	5	$13.80
Options exercised	(19)	$12.64
Options forfeited	(25)	$15.75
Options expired	(178)	$15.50
Outstanding at end of period	1,237	$14.16	5.5 years	$871

Exercisable at end of period	1,222	$14.21	5.5 years	$861

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected volatility	37.4% - 39.5%	42.3%	37.4% - 39.5%	42.3% - 51.9%
Risk-free interest rate	4.9% - 5.0%	2.8% - 4.2%	4.9% - 5.0%	2.8% - 4.2%
Expected lives (in years)	5.0	5.0	5.0	5.0

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of our common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

The following tables summarize our restricted stock award activity for the nine months ended September 30, 2006:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2006	-	-
Granted	484,984	$12.65
Vested	-	-
Forfeited	(28,000)	-
Unvested at September 30, 2006	456,984	$12.65

Included in the above table is 396,664 restricted stock awards that vest only if we achieve an earnings-per-share target of $2.00 by 2010. The underlying performance targets of earnings per share for these restricted stock awards do not begin until the 2007 fiscal year, therefore no compensation expense for these restricted stock awards will be recorded until January 1, 2007.

As of September 30, 2006, we had $0.3 million and $0.9 million in unrecognized compensation expense related to stock options and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of approximately 3 years for stock options and 4 years for restricted stock awards.

Note 6.   Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

On April 20, 2006, we completed the appeals process with the IRS related to their 2001 and 2002 audits. Related to this settlement with the IRS, we recorded additional income tax expense of approximately $0.5 million for the nine months ended September 30, 2006. We received a favorable resolution in the Closing Agreement received from the IRS which stated that our wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company.

On September 8, 2006, the IRS completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded all of the $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. On October 5, 2006, we filed an official Statement of Appeal with the IRS Appeals Office requesting a conference with an IRS Appeals Officer protesting this proposed adjustment related to the disallowance of our deductions for the insurance premiums paid. For the three and nine months ended September 30, 2006, income tax expense of $0.1 million and $0.3 million, respectively, was recorded in our consolidated condensed statements of operations related to this uncertain tax position. If we are unsuccessful in defending our position on this deduction, we could ultimately owe taxes totaling $1.7 million related to this issue, for which we have currently accrued approximately $0.8 million of income taxes in our consolidated condensed balance sheets at September 30, 2006.

Note 7.   Derivative Instruments and Other Comprehensive Income

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities- (as amended, "SFAS No. 133"). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

With our acquisition of Star (see Note 10) on September 14, 2006, we assumed an interest rate swap agreement which became effective September 2005 and terminates in September 2010. Under this swap contract, we pay interest expense at a fixed rate of 5.36% and receive interest income at a variable rate of LIBOR plus 1.25% (6.49% as of September 30, 2006). The fair value of the swap at September 30, 2006 was approximately $251,852.

In 2001, we entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying statements of operations. At September 30, 2006, the swap agreements had expired and there was no liability thereunder; however, at September 30, 2005 the fair value of these interest-rate swap agreements was a liability of $0.1 million, which is included in accrued expenses on the consolidated condensed balance sheets. The derivative activity, as reported in the consolidated condensed financial statements for the nine months ended September 30, 2006 and 2005 is summarized in the following table:

(in thousands)	Nine months ended September 30,
	2006	2005

Net liability for derivatives at January 1	$(13)	$(439)

Gain in value of derivative instruments that do not qualify as hedging instruments	13	372

Net liability for derivatives at September 30	$-	$(67)

From time to time, we enter into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

Note 8.   Property and Equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Revenue equipment is generally depreciated over five to ten years with salvage values ranging from 4% to 39%. The salvage value, useful life, and annual depreciation of tractors and trailers are evaluated annually based on the current market environment and on the Company's recent experience with disposition values. Any change could result in greater or lesser annual expense in the future. Included in depreciation in the consolidated condensed statements of operations are net gains on disposal of revenue equipment of $1.2 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively, and of $2.9 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of the actual level of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values, and the impact of guaranteed residuals. Any changes in management's judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future. Additionally, when we discontinue the utilization of revenue equipment or terminals in our operations, we reclassify such assets to assets held for sale in our consolidated condensed balance sheets. These assets are recorded at the lower of depreciated cost plus the related costs to sell or fair value less related costs to sell. We anticipate selling the assets held for sale within the next twelve months and do not expect any material loss on their disposal.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Agreement and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease and recorded as depreciation expense on our consolidated condensed statements of operations.

Note 9.   Securitization Facility and Long-Term Debt

Our securitization facility and long-term debt consisted of the following at September 30, 2006 and December 31, 2005:

(in thousands)	September 30, 2006	December 31, 2005

Securitization Facility	$57,281	$47,281

Borrowings under Credit Agreement	$69,000	$33,000
Installment notes payable with banks, weighted average interest rate of 5.99% at September 30, 2006, due in monthly installments with final maturities at various dates through September 2010, secured by related revenue equipment	42,715	-
	111,715	33,000
Less current maturities	(5,882)	-
Long-term debt, less current maturities	$105,833	$33,000

In December 2004, we entered into a Credit Agreement with a group of banks (the “Credit Agreement”). The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at September 30, 2006). At September 30, 2006, we had $69.0 million of borrowings outstanding under the Credit Agreement.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $85.0 million. The Credit Agreement is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of September 30, 2006, we had approximately $10.5 million of available borrowing capacity. At September 30, 2006 and December 31, 2005, we had undrawn letters of credit outstanding of approximately $70.5 million and $73.9 million, respectively.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CVTI Receivables Corp. (“CRC”), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. We can receive up to $62.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of September 30, 2006 and December 31, 2005, we had $57.3 million and $47.3 million outstanding, respectively, with weighted average interest rates of 5.3% and 4.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated condensed financial statements.

The provisions of the installment notes payable with banks place certain restrictions and limitations related to the activities of Star. These include limits on capital expenditures, advances to related parties, investments sales or rental of properties and additional borrowings.

The Credit Agreement and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with the covenants as of September 30, 2006.

Note 10.  Acquisition

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. (“Star”), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. The acquisition included 614 tractors and 1,719 trailers. The total purchase price of approximately $39 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with Financial Accounting Standards Board statement number 141 (SFAS No. 141), “Business Combinations”. Star’s operating results have been accounted for in the Company's results of operations since the acquisition date.

Although we continue to complete our valuation of the identifiable intangibles and goodwill, the following table summarizes our preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Current assets	$10,970
Property and equipment	64,089
Deferred tax assets	297
Other assets - Interest rate swap (See Note 7)	252
Identifiable intangible assets:
Tradename (5-year estimated useful life)	1,950
Customer relationships (7-year estimated useful life)	1,200
Goodwill	19,995
Total assets	$98,753

Current liabilities	$13,181
Long-term debt, net of current maturities	36,298
Deferred tax liabilities	10,270
Total liabilities	$59,749

Total preliminary purchase price	$39,004

The total preliminary purchase price of $39.0 million includes purchase price consideration paid to the selling shareholders of Star, or their respective escrow agents, totaling $38.7 million and $0.3 million of acquisition-related costs.

The following pro forma financial information reflects our consolidated summarized results of operations as if the acquisition of Star had taken place on January 1, 2006. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

(in thousands, except per share data)	Three months ended September 30, 2006	Nine months ended September 30, 2006
Pro forma revenues	$198,131	$572,557
Pro forma net income	$655	$1,989
Pro forma basic and diluted earnings per share	$0.05	$0.14

Note 11.  Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. We are continuing to evaluate the impact of the adoption of SAB No. 108, but management does not currently believe SAB No. 108 will have a material effect upon initial adoption on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Changes in Interim Financial Statements.  SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.   SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  We adopted this statement effective January 2006.

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

Note 12.  Commitments and Contingencies

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

Note 13.  Subsequent Event

On October 20, 2006, we amended our Securitization Facility to include Covenant Transport Solutions, Inc., a Nevada corporation ("Solutions"), and Star Transportation, Inc., a Tennessee corporation ("Star"), as additional originators, permitting CRC to purchase accounts receivable from these subsidiaries of the Company as well as from Covenant and Southern Refrigerated. The Securitization Facility Amendments also increased the amount that the Company, through CRC, can borrow under the Securitization Facility, from $62.0 million to $70.0 million, subject to eligible receivables.

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

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled Item 1A. Risk Factors, set forth below. All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Executive Overview

We are one of the ten largest truckload carriers in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. Currently, we categorize our business with four major transportation service offerings: Expedited long haul service, Refrigerated service, Dedicated service, and Regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers. We also generate revenue through a subsidiary that provides freight brokerage services.

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. (“Star”), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and an average length of haul of approximately 470 miles. We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes and terminal locations as it had prior to our acquisition. The acquisition included 614 tractors and 1,719 trailers. Star’s operating results have been accounted for in the Company's results of operations since the acquisition date. Star’s total revenue for the sixteen days ended September 30, 2006 totaled approximately $4.5 million, which is included in our consolidated condensed statements of operations for the three and nine months ended September 30, 2006.

For the nine months ended September 30, 2006, total revenue increased $32.9 million, or 7.1%, to $497.5 million from $464.6 million in the 2005 period. Freight revenue, which excludes revenue from fuel surcharges, increased $5.9 million, or 1.5%, to $412.9 million in the 2006 period from $407.0 million in the 2005 period. We experienced a net loss of $0.5 million, or $0.03 per share, for the first nine months of 2006, compared with a profit of $1.2 million, or $0.09 per share, for the first nine months of 2005.

For the nine months ended September 30, 2006, our average freight revenue per tractor per week, our main measure of asset productivity, increased 4.2%, to $3,058 in the first nine months of 2006 compared to $2,934 in the same period of 2005. The increase was primarily generated by a 0.3% increase in average freight revenue per total mile, and a 3.0% increase in average miles per tractor equipment utilization. Weighted average tractors decreased 3.1% to 3,448 in the 2006 period from 3,557 in the 2005 period.

Our after-tax costs on a per-mile basis increased 2.0%, or $.03 per mile, compared with the first nine months of 2005. The main factors were a $.033 per mile increase in compensation expense, driven primarily by increases in driver pay and office salaries related to the business realignment, and a $.009 per mile increase in our health insurance claim costs, partially offset by a $.012 per mile decrease in our insurance and claims expense.

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

For the three months ended September 30, 2006, results of the business realignment on each service offering include the following, as compared to the results we had achieved for the three months ended September 30, 2005:

•
Expedited long haul service. Increased the fleet by approximately 4% and expanded the length of haul to reflect a renewed focus on transcontinental loads. The team operation is also the main training ground for new drivers, and improvements in our training have allowed us to lower turnover in a difficult driver market. Average freight revenue per total mile has remained basically flat with last year, although the length of haul has expanded about 11%.

•
Refrigerated service. Increased our combined Southern Refrigerated Transport (“SRT”) and Covenant Refrigerated fleet by approximately 19% and expanded the length of haul slightly by just over 1%. Average freight revenue per total mile remained basically flat. Within this service offering, SRT continues to generate the best performance of any part of our company, and Covenant Refrigerated has been less proactive than desired because of taking on more trucks than its business plan called for to cover additional trucks coming out of the Covenant regional service offering.

•
Dedicated service. Increased the fleet by approximately 23% and expanded the average length of haul by 22%, while miles per truck decreased about 6%. Average freight revenue per total mile increased 3.9% even with the much longer average length of haul. While we believe the reallocation of trucks from the regional business to new dedicated business was prudent, the margins on the new dedicated business have not reached our long-term targets due to the quick expansion of this service offering, but have continued to improve.

•
Regional solo-driver service. Within our Covenant regional operation, we decreased the fleet by approximately 37%, decreased the length of haul by approximately 15% to 542 miles, and increased miles per truck by 7%. Average freight revenue per total mile remained flat. The freight mix within our regional service offering changed substantially, as we have worked to reposition several hundred tractors around freight centers and driver domiciles. The average truck count for the quarter decreased by just over 500 trucks versus the third quarter of last year, and we expect the truck count to continue to decrease over the remainder of the year, as additional trucks are allocated elsewhere and the overall size of the company’s fleet is reduced.  Our Star regional service is not involved in the business realignment and was only included in our results of operations since September 14, 2006, the date of acquisition.

We also initiated a freight brokerage operation in the first quarter of 2006 and hired a Vice President and General Manager of brokerage operations. Freight brokerage is operated as a separate subsidiary, Covenant Transport Solutions, Inc. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or the load has not met our operating profile. This service has been helpful as we continue to realign trucks between service offerings and manage our freight mix toward preferred lanes.

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. We believe our results were most volatile during the first half of 2006. However, fluctuations in results may be ongoing as major activities within the realignment will continue at least into 2007.

At September 30, 2006, we had $189.7 million in stockholders' equity and $169.0 million in balance sheet debt for a total debt-to-capitalization ratio of 47.1% and a book value of $13.49 per share.

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

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. In addition, we have other mostly fixed costs, such as our non-driver personnel.

Revenue Equipment

We operate approximately 3,854 tractors and 10,106 trailers, including the 614 tractors and 1,719 trailers for which we assumed ownership in connection with our acquisition of Star on September 14, 2006. Of our tractors, at September 30, 2006, approximately 2,704 were owned, 1,008 were financed under operating leases, and 142 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at September 30, 2006, approximately 2,459 were owned and approximately 7,647 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

In September 2005, we entered into an agreement with a finance company to lease approximately 1,800 model-year 2006 and 2007 dry van trailers under seven-year walk away leases. These trailers will replace approximately 1,200 model-year 1998 and 1999 dry van trailers and approximately 600 model-year 2000 dry van trailers. At September 30, 2006, we had taken delivery and replaced substantially all of these trailers.

For 2006, in line with our overall fleet reduction initiative, we plan to replace approximately 2,000 tractors, or approximately 55% of our Company-owned tractor fleet. This is a substantially greater percentage than the number of tractors we would normally replace and will result in a substantial increase over normal replacement capital expenditures. We are increasing our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements.

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

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended September 30,			Three Months Ended September 30,
	2006	2005		2006	2005
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	37.9	37.2	Salaries, wages, and related expenses	46.4	43.7
Fuel expense	29.9	28.3	Fuel expense (1)	14.1	15.8
Operations and maintenance	5.2	5.4	Operations and maintenance	6.3	6.3
Revenue equipment rentals and purchased transportation	9.3	9.0	Revenue equipment rentals and purchased transportation	11.4	10.5
Operating taxes and licenses	1.9	1.8	Operating taxes and licenses	2.4	2.2
Insurance and claims	4.7	5.9	Insurance and claims	5.8	7.0
Communications and utilities	1.0	1.0	Communications and utilities	1.2	1.2
General supplies and expenses	3.2	2.8	General supplies and expenses	3.9	3.3
Depreciation and amortization	4.9	6.2	Depreciation and amortization	6.0	7.3
Total operating expenses	98.0	97.7	Total operating expenses	97.5	97.3
Operating income	2.0	2.3	Operating income	2.5	2.7
Other expense, net	0.9	0.6	Other expense, net	1.1	0.8
Income before income taxes	1.1	1.6	Income before income taxes	1.4	1.9
Income tax expense	0.6	0.9	Income tax expense	0.8	1.1
Net income	0.5%	0.7%	Net income	0.6%	0.8%

(1)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($32.5 million and $25.2 million in the three months ended September 30, 2006 and 2005, respectively).

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
Total revenue	100.0%	100.0%	Freight revenue (2)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	38.2	38.3	Salaries, wages, and related expenses	46.0	43.8
Fuel expense	29.1	26.2	Fuel expense (2)	14.6	15.7
Operations and maintenance	5.2	5.3	Operations and maintenance	6.4	6.1
Revenue equipment rentals and purchased transportation	9.4	9.8	Revenue equipment rentals and purchased transportation	11.3	11.2
Operating taxes and licenses	2.0	2.2	Operating taxes and licenses	2.5	2.5
Insurance and claims	5.0	6.1	Insurance and claims	6.0	7.0
Communications and utilities	1.0	1.1	Communications and utilities	1.2	1.2
General supplies and expenses	3.2	2.8	General supplies and expenses	3.8	3.2
Depreciation and amortization	5.5	6.6	Depreciation and amortization	6.6	7.5
Total operating expenses	98.6	98.5	Total operating expenses	98.4	98.2
Operating income	1.4	1.5	Operating income	1.6	1.8
Other expense, net	0.7	0.5	Other expense, net	0.8	0.6
Income before income taxes	0.7	1.0	Income before income taxes	0.8	1.2
Income tax expense	0.8	0.7	Income tax expense	0.9	0.9
Net income (loss)	(0.1%)	0.3%	Net income (loss)	(0.1%)	0.3%

(2)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($84.6 million and $57.6 million in the nine months ended September 30, 2006 and 2005, respectively).

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005

For the quarter ended September 30, 2006, total revenue increased $6.8 million, or 4.0%, to $176.7 million from $169.9 million in the 2005 period. Total revenue includes $32.5 million and $25.2 million of fuel surcharge revenue in the 2006 and 2005 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period. Star’s revenue and expense have only been included in our results of operations since September 14, 2006, the date of acquisition. Star’s impact on the percentage of expenses to freight revenue was not significant and will not be included in our discussion of specific expense categories below.

Freight revenue remained relatively constant at $144.1 million in the three months ended September 30, 2006, and $144.7 million in the same period of 2005. Average freight revenue per tractor per week, our primary measure of productivity, increased 1.8% to $3,123 in the 2006 period from $3,067 in the 2005 period. The increase was primarily generated by a 1.6% increase in average miles per tractor, a reduction in non-revenue miles percentage and a 0.3% increase in our average freight revenue per total mile. Excluding the acquisition of Star, we continued to constrain the size of our tractor fleet to achieve greater fleet utilization and improved profitability. In general, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.

Salaries, wages, and related expenses increased $3.6 million, or 5.7%, to $66.9 million in the 2006 period, from $63.3 million in the 2005 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 46.4% in the 2006 period from 43.7% in the 2005 period. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted in the second half of 2005, an increase in the percentage of our fleet comprised of company drivers versus owner-operators, higher health claim costs and additional office salaries related to our business realignment. Driver pay increased $2.9 million to $45.9 million in the 2006 period from $43.0 million in the 2005 period. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, increased $0.8 million to $18.8 million in the 2006 period from $18.0 million in the 2005 period, including wages paid in the 2006 period for our new brokerage operation’s management and support employees of $0.1 million in the 2006 period. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim.

Fuel expense, net of fuel surcharge revenue of $32.5 million in the 2006 period and $25.2 million in the 2005 period, decreased $2.6 million, or 11.4%, to $20.3 million in the 2006 period, from $22.9 million in the 2005 period. As a percentage of freight revenue, net fuel expense decreased to 14.1% in the 2006 period from 15.8% in the 2005 period primarily due to a $0.30 per gallon decrease in diesel fuel prices over the last few weeks of the 2006 period. Although fuel prices increased sharply for most of 2006 from already high levels during 2005, the fuel price decrease at the end of the 2006 period, our improved fuel surcharge program, better fuel economy due to lower idle times and a lower percentage of non-revenue miles allowed us to improve our net fuel expense. Fuel surcharges amounted to $0.31 per total mile in the 2006 period and $0.24 per total mile in the 2005 period. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. Even though fuel in the fourth quarter of 2006 is expected to average at or below 2005 prices, fuel prices decreased dramatically in the fourth quarter of 2005, which included the delayed positive impact of fuel surcharge collection. Absent a significant decrease in fourth quarter 2006 fuel prices, we would expect an increase in this expense category in the fourth quarter of 2006, as compared to the fourth quarter of 2005.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, slightly decreased by $0.1 million to $9.1 million in the 2006 period from $9.2 million in the 2005 period. As a percentage of freight revenue, operations and maintenance remained at 6.3% in the 2006 and 2005 periods.

Revenue equipment rentals and purchased transportation increased $1.2 million, or 7.8%, to $16.5 million in the 2006 period, from $15.3 million in the 2005 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 11.4% in the 2006 period from 10.5% in the 2005 period. Payments to third-party transportation providers to our brokerage operation were $1.2 million in the 2006 period, compared to zero in the 2005 period, before we began our brokerage operation. Tractor and trailer equipment rental and other related expenses increased $1.0 million, to $10.6 million compared with $9.6 million in the same period of 2005. We had financed approximately 1,008 tractors and 7,647 trailers under operating leases at September 30, 2006, compared with 1,140 tractors and 7,384 trailers under operating leases at September 30, 2005. Payments to independent contractors decreased $0.9 million, or 16.1%, to $4.7 million in the 2006 period from $5.6 million in the 2005 period, mainly due to a decrease in the independent contractor fleet to an average of 147 during the 2006 period versus an average of 190 in the 2005 period.

Operating taxes and licenses increased $0.3 million, or 9.7%, to $3.4 million in the 2006 period from $3.1 million in the 2005 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.4% in the 2006 period versus 2.2% in the 2005 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $1.7 million, or 17.1%, to approximately $8.4 million in the 2006 period from approximately $10.1 million in the 2005 period. As a percentage of freight revenue, insurance and claims decreased to 5.8% in the 2006 period from 7.0% in the 2005 period. During the quarter, we reduced our accrual for casualty claims to 8.0 cents per mile from 9.5 cents per mile for the same quarter in 2005 as a result of several quarters of improved safety results that have changed our actuarial estimate.

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

Communications and utilities expense remained essentially constant at $1.8 million and $1.7 million in the 2006 and 2005 periods, respectively. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% in the 2006 and 2005 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.9 million to $5.7 million in the 2006 period from $4.8 million in the 2005 period. As a percentage of freight revenue, general supplies and expenses increased to 3.9% in the 2006 period from 3.3% in the 2005 period. Of this increase, $0.7 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006 as described more fully in the following paragraph.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Agreement and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease and recorded as an offset to depreciation expense on our consolidated condensed statements of operations.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.9 million, or 18.1% to $8.6 million in the 2006 period from $10.5 million in the 2005 period. As a percentage of freight revenue, depreciation and amortization decreased to 6.0% in the 2006 period from 7.3% in the 2005 period. The decrease primarily related to a net gain on the disposal of tractors and trailers of approximately $1.2 million in the 2006 period compared to a net gain of $0.4 million in the 2005 period. Additionally, a decrease of $0.2 million in depreciation expense for the 2006 period resulted from the April 2006 sale leaseback transaction involving our Chattanooga facility as compared to the 2005 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

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

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $0.5 million to $1.6 million in the 2006 period from $1.1 million in the 2005 period. The increase relates primarily to increased net interest expense of $0.5 million resulting from the additional borrowings of debt related to the Star acquisition and higher variable interest rates.

Our income tax expense was $1.1 million and $1.5 million in the 2006 and 2005 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related primarily to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

On September 8, 2006, the IRS completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded all of the $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. On October 5, 2006, we filed an official Statement of Appeal with the IRS Appeals Office requesting a conference with an IRS Appeals Officer protesting this proposed adjustment related to the disallowance of our deductions for the insurance premiums paid. For the three months ended September 30, 2006, income tax expense of $0.1 million was recorded in our consolidated condensed statements of operations related to this uncertain tax position.

Primarily as a result of the factors described above, net income decreased approximately $0.4 million to $0.8 million in the 2006 period from net income of $1.2 million in the 2005 period. As a result of the foregoing, our net margin decreased to 0.6% in the 2006 period from 0.8% in the 2005 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005

For the nine months ended September 30, 2006, total revenue increased $32.9 million, or 7.1%, to $497.5 million from $464.6 million in the 2005 period. Total revenue includes $84.6 million and $57.6 million of fuel surcharge revenue in the 2006 and 2005 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period. Star’s revenue and expense have only been included in our results of operations since September 14, 2006, the date of acquisition.  Star’s impact on the percentage of expenses to freight revenue was not significant and will not be included in our discussion of specific expense categories below.

Freight revenue increased $5.9 million or 1.5% to $412.9 million in the nine months ended September 30, 2006 from $407.0 million in the same period of 2005. Average freight revenue per tractor per week, our primary measure of asset productivity, increased 4.2% to $3,058 in the 2006 period from $2,934 in the 2005 period. The increase was primarily generated by a 3.0% increase in average miles per tractor, an improvement in non-revenue miles percentage and a 0.4% increase in our average freight revenue per loaded mile. Excluding the acquisition of Star, we continued to constrain the size of our tractor fleet to achieve greater fleet utilization and improved profitability. In general, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.

Salaries, wages, and related expenses increased $11.8 million, or 6.6%, to $190.0 million in the 2006 period, from $178.2 million in the 2005 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 46.0% in the 2006 period, from 43.8% in the 2005 period. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted in the second half of 2005, an increase in the percentage of our fleet comprised of company drivers versus owner-operators, higher health claim costs and additional office salaries related to our business realignment. Driver pay increased $6.1 million to $130.3 million in the 2006 period from $124.2 million in the 2005 period. This resulted in increased driver pay on a cost per mile basis of 3.7% in the 2006 period over the 2005 period. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, increased $7.6 million to $54.3 million in the 2006 period from $47.6 million in the 2005 period, including a $2.6 million increase in our health insurance costs. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim.

Fuel expense, net of fuel surcharge revenue of $84.6 million in the 2006 period and $57.6 million in the 2005 period, decreased $3.4 million to $60.5 million in the 2006 period from $63.9 million in the 2005 period. As a percentage of freight revenue, net fuel expense decreased to 14.6% in the 2006 period from 15.7% in the 2005 period. Although fuel prices increased sharply for most of 2006 from already high levels during 2005, our improved fuel surcharge program, better fuel economy due to lower idle times and a lower percentage of non-revenue miles allowed us to improve our net fuel expense. Our fuel surcharge program was able to offset all of the higher fuel prices and allowed us better overall recovery of excess fuel costs. Fuel surcharges amounted to $0.28 per total mile in the 2006 period and $0.19 per total mile in the 2005 period. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. Even though fuel in the fourth quarter of 2006 is expected to average at or below 2005 prices, fuel prices decreased dramatically in the fourth quarter of 2005, which included the delayed impact of fuel surcharge collection. Absent a significant decrease in fourth quarter 2006 fuel prices, we would expect an increase in this expense category in the fourth quarter of 2006, as compared to the fourth quarter of 2005.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.5 million to $26.3 million in the 2006 period from $24.8 million in the 2005 period. As a percentage of freight revenue, operations and maintenance increased to 6.4% in the 2006 period from 6.1% in the 2005 period. The increase resulted in part from higher unloading costs, tractor maintenance costs and increased driver recruiting expense due to a tighter supply of drivers in the early part of 2006.

Revenue equipment rentals and purchased transportation increased $0.9 million, or 2.0%, to $46.6 million in the 2006 period, from $45.7 million in the 2005 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense slightly increased to 11.3% in the 2006 period from 11.2% in the 2005 period. The increase is due principally to purchased transportation related to our brokerage business totaling $1.5 million in the 2006 period, compared to only $0.1 million in the 2005 period, before we began our brokerage operation, and an increase in revenue equipment rentals, offset partially by a decrease in the percentage of our total miles that were driven by independent contractors. Payments to independent contractors decreased $2.1 million to $14.3 million in the 2006 period from $16.4 million in the 2005 period, mainly due to a decrease in the independent contractor fleet to an average of 153 during the 2006 period versus an average of 196 in the 2005 period. Tractor and trailer equipment rental and other related expenses increased $1.6 million, to $30.7 million in the 2006 period compared with $29.1 million in the same period of 2005. We had financed approximately 1,008 tractors and 7,647 trailers under operating leases at September 30, 2006, compared with 1,140 tractors and 7,384 trailers under operating leases at September 30, 2005. During the third quarter of 2006, we purchased approximately 198 tractors that were previously leased.

Operating taxes and licenses remained essentially constant at $10.2 million and $10.1 million in the 2006 and 2005 periods, respectively. As a percentage of freight revenue, operating taxes and licenses also remained essentially constant at 2.5% for both the 2006 and 2005 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $3.7 million, or 13.0%, to approximately $24.8 million in the 2006 period from approximately $28.5 million in the 2005 period. As a percentage of freight revenue, insurance and claims decreased to 6.0% in the 2006 period from 7.0% in the 2005 period. During our second and third quarters, we reduced our accrual for casualty claims to 8.0 cents per mile in the 2006 period from 9.5 cents per mile in the 2005 period as a result of several quarters of improved safety results that have changed our actuarial estimate. We also recorded and received an insurance rebate of approximately $1.0 million during the first nine months of 2006 resulting from achieving monetary claim targets for our casualty policy in the policy year ending February 28, 2006.

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

Communications and utilities expense remained essentially constant at $4.9 million and $5.0 million in the 2006 and 2005 periods, respectively. As a percentage of freight revenue, communications and utilities also remained essentially constant at 1.2% in the 2006 and 2005 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $2.5 million to $15.7 million in the 2006 period from $13.2 million in the 2005 period. As a percentage of freight revenue, general supplies and expenses increased to 3.8% in the 2006 period from 3.2% in the 2005 period. Of this increase, $1.5 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006 as described more fully in the following paragraph. The additional increase is partially due to our paying for contract labor related to the business realignment, an increase in our travel expenses related to customer visits and increased outside professional fees, offset by reduced bad debt expense.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Agreement and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease and recorded as an offset to depreciation expense on our consolidated condensed statements of operations.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $3.3 million, or 10.8%, to $27.2 million in the 2006 period from $30.5 million in the 2005 period. As a percentage of freight revenue, depreciation and amortization decreased to 6.6% in the 2006 period from 7.5% in the 2005 period. The decrease primarily related to a net gain on the disposal of tractors and trailers of $2.9 million in the 2006 period compared to a net gain of $0.5 million in the 2005 period. Additionally, a decrease of $0.4 million in depreciation expense for the 2006 period resulted from the April 2006 sale leaseback transaction involving our Chattanooga facility as compared to the 2005 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $1.1 million, to $3.4 million in the 2006 period from $2.3 million in the 2005 period. The increase relates primarily to increased net interest expense of $0.8 million resulting from the additional borrowings of debt related to the Star acquisition and higher variable interest rates. In the 2006 period, we recognized no pre-tax, non-cash gain compared to a $0.4 million gain in the 2005 period related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $3.9 million and $3.6 million in the 2006 and 2005 periods, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. On April 20, 2006, we completed the appeals process with the IRS related to their 2001 and 2002 audits. Related to this settlement with the IRS, we recorded additional income tax expense of approximately $0.5 million for the three months ended June 30, 2006. We received a favorable resolution in the Closing Agreement received from the IRS which stated that our wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company.

On September 8, 2006, the IRS completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded all of the $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. On October 5, 2006, we filed an official Statement of Appeal with the IRS Appeals Office requesting a conference with an IRS Appeals Officer protesting this proposed adjustment related to the disallowance of our deductions for the insurance premiums paid. For the nine months ended September 30, 2006, income tax expense of $0.3 million was recorded in our consolidated condensed statements of operations related to this uncertain tax position.

Primarily as a result of the factors described above, net income decreased approximately $1.7 million to a net loss of $0.5 million in the 2006 period from net income of $1.2 million in the 2005 period. As a result of the foregoing, our net margin (loss) decreased to (0.1%) in the 2006 period from 0.3% in the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and a line of credit, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at September 30, 2006, were funds provided by operations, proceeds under the Securitization Facility, borrowings under our Credit Agreement, and operating leases of revenue equipment.

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

Cash Flows

Net cash provided by operating activities was $41.3 million in the 2006 period and $13.8 million in the 2005 period. We have continued to focus on improved collections of accounts receivable resulting in improved cash flows of $7.7 million in the 2006 period as compared to the 2005 period. Our cash from operating activities was lower in the 2005 period due primarily to $10.0 million in tax payments, a $10.0 million payment for two years of prepaid insurance premiums, and our lower performance in the collection of receivables.

Net cash used in investing activities was $83.4 million in the 2006 period and $32.0 million in the 2005 period. All 2005 period cash outflows were related to net purchases of property and equipment. In the 2006 period, $39.0 million was used for the acquisition of Star and $74.0 million was used for net purchases of property and equipment, which was offset by the $29.6 million of proceeds from the April 2006 sale leaseback transaction of our Chattanooga facility. The sale leaseback transaction was used for purchasing additional revenue equipment and paying down our outstanding debt on the Credit Facility.

Net cash provided by financing activities was $46.8 million in the 2006 period, as we borrowed additional funds primarily to fund our acquisition of Star. Net cash provided by financing activities was $16.8 million in the 2005 period. At September 30, 2006, the Company had outstanding debt of $169.0 million, primarily consisting of approximately $69.0 million drawn under the Credit Agreement, $57.3 million from the Securitization Facility and $42.7 million of installment notes payable assumed in our acquisition of Star. Interest rates on this debt range from 5.3% to 6.7%.

In May 2006, the Board of Directors approved an extension of our previously approved stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. No shares have been purchased under this plan during 2006. At September 30, 2006, there were 1,154,100 shares still available to purchase under the guidance of this plan.

Material Debt Agreements

In December 2004, we entered into a Credit Agreement with a group of banks. The facility matures in December 2009. Borrowings under the Credit Agreement are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on cash flow coverage (the applicable margin was 1.0% at September 30, 2006). At September 30, 2006, we had $69.0 million outstanding under the Credit Agreement.

The Credit Agreement has a maximum borrowing limit of $150.0 million with an accordion feature, which permits an increase up to a maximum borrowing limit of $200.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $85.0 million. The Credit Agreement is secured by a pledge of the stock of most of our subsidiaries. A commitment fee that is adjusted quarterly between 0.15% and 0.25% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Agreement. As of September 30, 2006, we had approximately $10.5 million of available borrowing capacity under the Credit Agreement. At September 30, 2006 and December 31, 2005, we had undrawn letters of credit outstanding of approximately $70.5 million and $73.9 million, respectively.

In December 2000, we entered into the Securitization Facility. On a revolving basis, we sell our interests in our accounts receivable to CVTI Receivables Corp. (“CRC”), a wholly-owned bankruptcy-remote special purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to an unrelated financial entity. After giving effect to the October 26, 2006 amendment to the Securitization Facility, we can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of September 30, 2006 and December 31, 2005, we had $57.3 million and $47.3 million, respectively outstanding, with weighted average interest rates of 5.3% and 3.8%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in our consolidated condensed financial statements.

Our credit agreement and securitization facilities and other financing arrangements contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with these agreements as of September 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, the Company airplane and certain real estate. At September 30, 2006, we had financed approximately 1,008 tractors and 7,647 trailers under operating leases. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item “Revenue equipment rentals and purchased transportation.” Our revenue equipment rental expense was $30.7 million in the 2006 period, compared to $29.1 million in the 2005 period. The total amount of remaining payments under operating leases as of September 30, 2006, was approximately $181.5 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of September 30, 2006, the maximum amount of the residual value guarantees was approximately $45.5 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases.

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

Our critical accounting policies include the following:

Depreciation of Revenue Equipment - Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and was approximately $27.6 million on tractors and trailers in the first nine months of 2006. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 4% to 33% and new trailers over seven years to salvage values of 17% to 39%. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our statements of operations.

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

Accounting for Investments - Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc (“Transplace”). Transplace operates a global transportation logistics service. In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated condensed statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of September 30, 2006, no such charge had been recorded. However, we are closely evaluating this investment for impairment as our evaluation of the value of this investment had been steadily declining over the last few fiscal quarters until recent cash flow improvements steadied this decline in recent months. As such we do not currently believe that an impairment charge will be warranted in the near term. We will continue to evaluate this investment for impairment on a quarterly basis. Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2007. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

Accounting for Business Combinations - In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon historical experience, as well as information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. In certain business combinations that are treated as a stock purchase for income tax purposes, we must record deferred taxes relating to the book versus tax basis of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair values whereas the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

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

Lease Accounting and Off-Balance Sheet Transactions - Operating leases have been an important source of financing for our revenue equipment, computer equipment, and Company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of September 30, 2006, the maximum amount of the residual value guarantees was approximately $45.5 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

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

On September 8, 2006, the IRS completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded all of the $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. On October 5, 2006, we filed an official Statement of Appeal with the IRS Appeals Office requesting a conference with an IRS Appeals Officer protesting this proposed adjustment related to the disallowance of our deductions for the insurance premiums paid. For the three and nine months ended September 30, 2006, income tax expense of $0.1 million and $0.3 million, respectively, was recorded in our consolidated condensed statements of operations related to this uncertain tax position. If we are unsuccessful in defending our position on this deduction, we could ultimately owe taxes totaling $1.7 million related to this issue, for which we have currently accrued approximately $0.8 million of income taxes in our consolidated condensed balance sheets at September 30, 2006.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. No valuation reserve has been established at September 30, 2006, because, based on forecasted income, we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During the first nine months of 2006, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated condensed statement of operations.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses. As of September 30, 2006, our entire tractor fleet has such emissions compliant engines and is experiencing approximately 2% to 4% reduced fuel economy compared with pre-2002 equipment. In 2007, stricter regulations will become effective. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations once the regulations become effective.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of September 30, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable-rate obligations consist of our Credit Agreement, Securitization Facility and various revenue equipment installment notes payable. At September 30, 2006, we had variable, base rate borrowings of $69.0 million outstanding under the Credit Agreement, $57.3 million under the Securitization Facility and $42.7 million outstanding under the various revenue equipment installment notes payable. Assuming variable-rate borrowings under the Credit Agreement and Securitization Facility at September 30, 2006 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $1.7 million.

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

ITEM 1A.
RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2005, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. In addition to the risk factors set forth on our Form 10-K, we believe that the following issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook.

We may not be successful in executing our business realignment and improving or maintaining our profitability.

During 2005 we adopted, and we continue to implement, a strategic plan designed to improve our profitability. The plan generally involves organizing our operations around four distinct service offerings. However, we may not be successful in executing this plan. As we continue to implement this plan, including realigning our business, we expect changes to items such as the customer base, rate structure, routes served, driver domiciles, management, reporting structure, and operating procedures. These changes, and others that we did not expect, will present significant challenges, including, but not limited to, the following:

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

As part of the realignment and our focus on improving the profitability of our regional operations, we acquired Star's regional operations and decided to downsize our historical/Chattanooga-based regional operations. As part of the downsizing, we plan to replace approximately 2,000 tractors in 2006, or approximately 55% of our Company-owned tractor fleet. This is a substantially greater percentage than we would normally replace and will result in a substantial increase in capital expenditures. We are also replacing a significant number of trailers, which will be primarily financed with operating leases. If we are unable to dispose of this equipment at acceptable prices, our results of operations may be adversely affected. Additionally, selling our equipment may adversely affect our customer service and driver turn-over.

There can be no assurance that the integration of Star's regional operations into our operations will be successful and that we will be able to continue and improve upon Star's profitability. As we integrate Star's regional operations, we may lose key components of Star's operation, including customers, drivers, other employees, and owner-operators, none of whom are bound to remain with Star. Further, integrating Star's regional operations may distract our management from other operations, including our business realignment. There can be no assurance that the expected synergies from the acquisition, including without limitation, the impact on our regional service offering, will come to fruition. In addition, there can be no assurance that we will be able to manage our debt levels and cash requirements and maintain adequate liquidity following the acquisition of Star and through the downsizing and fleet replacement process.

Our credit and securitization facilities and other financing arrangements contain restrictive and financial covenants, and we may be unable to comply with these covenants. A default could result in the acceleration of all of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

Our credit and securitization facilities and other financing arrangements contain covenants that impose certain restrictions and require us to maintain specified financial ratios. Following the Star acquisition, we were very close to the upper limit on our leverage ratio at September 30, 2006. If we fail to comply with any of these covenants, we will be in default, which could cause cross-defaults under other loans or agreements. A default, if not waived by our lenders, could cause our debt and other obligations to become immediately due and payable. To obtain waivers of defaults, we may incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, we may be unable to borrow sufficient additional funds to refinance the accelerated debt. Even if new financing is made available to us, it may not be available on commercially acceptable terms.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended Bylaws dated September 27, 1994
4.1	(1)	Restated Articles of Incorporation
4.2	(1)	Amended Bylaws dated September 27, 1994
10.26	#
Stock Purchase Agreement dated September 14, 2006, among Covenant Transport, Inc., Star Transportation, Inc., Beth D. Franklin, David D. Dortch, Rose D. Shipp, David W. Dortch, and James F. Brower, Jr.

10.27	#	Amendment No. 3 and Limited Waiver to Amended and Restated Credit Agreement dated August 11, 2006, among Covenant Asset Management, Inc., Covenant Transport, Inc., and Bank of America, N.A.
10.28	#
Amendment No. 10 to Loan Agreement dated July 2006 among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc.

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

COVENANT TRANSPORT, INC.

Date: November 9, 2006	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief Financial Officer,
in his capacity as such and on behalf of the issuer.