Form 10-K
period 2006-12-31
COVENANT TRANSPORT INC
filed 2007-03-16
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24960

COVENANT TRANSPORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0320154
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Birmingham Hwy.
Chattanooga, TN	37419
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	423-821-1212
Securities registered pursuant to Section 12(b) of the Act:	$0.01 Par Value Class A Common Stock - The NASDAQ Stock Market LLC
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.
[ ] Large Accelerated Filer	[X] Accelerated Filer	[ ] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $112.9 million (based upon the $15.22 per share closing price on that date as reported by Nasdaq and affiliate voting stock ownership reported on our most recent Schedule 14A, filed April 17, 2006). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 1, 2007, the registrant had 11,650,690 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Materials from the registrant's definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held on May 22, 2007 have been incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.     BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Risk Factors" of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Covenant Transport, Inc. and its subsidiaries.

General

We are one of the ten largest truckload carriers in the United States measured by 2005 revenue, according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. We are a major carrier for traditional truckload customers such as manufacturers and retailers, as well as for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses.

We were founded as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes. Beginning in the late 1990's and continuing into 2001, a combination of customer demand for additional services, changes in freight distribution patterns, a desire to reduce exposure to the more cyclical and seasonal long-haul markets, and a desire for additional growth markets convinced us to offer additional services. Through our acquisitions of Bud Meyer Truck Line and Southern Refrigerated Transport, we entered the refrigerated market. Through our acquisitions of Harold Ives Trucking, Con-Way Truckload Services and Star Transportation, we developed a significant solo-driver operation. In addition, over the past several years, we internally developed the capacity to provide dedicated fleet and freight brokerage services.

In the second quarter of 2006, we initiated a freight brokerage operation and hired a Vice President and General Manager of brokerage operations. Freight brokerage is operated as a separate subsidiary, Covenant Transport Solutions, Inc.

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. For the fourth quarter 2006, Star accounted for 12.8% of our consolidated revenue.

Since the middle of 2005, we have undertaken a realignment of our business into distinct service offerings, each managed under the authority of a general manager who reports to our Chief Executive Officer and other senior executive officers. The primary objectives of each general manager are to achieve strategic and financial goals for each specific service offering. The primary objectives of our senior executive officers with respect to the service offerings are to:

•	Establish and manage toward strategic goals;

•	Seek and provide the necessary human, capital, and other resources necessary to execute strategic goals;

•	Establish and hold the service offering general managers accountable for achieving their goals; and

•	Allocate assets to successful service offerings and mitigate risks.

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. Fluctuations in results may be ongoing as major activities within the realignment are expected to continue throughout 2007.

Following our business realignment, we operate as a holding company with several, discrete service offerings, some of which are offered through separate subsidiaries. As of March 2007, our service offerings were as follows:

•
Expedited service offering. At December 31, 2006, we operated approximately 935 tractors in our Expedited service offering. Our expedited teams in this service offering generally operate over distances ranging from 1,000 to 2,000 miles and had an average length of haul of 1,543 miles in the fourth quarter of 2006. Our expedited teams offer service standards such as coast-to-coast delivery in 72 hours, meeting delivery appointments within 15 minutes, and delivering 99% of loads on-time. We believe our expedited teams offer greater speed and reliability than rail, rail-truck intermodal, and solo-driver competitors at a lower cost than air freight. The main advantage to us of expedited team service is the relatively high revenue per tractor. The main challenges are managing the mileage on the trucks to avoid decreasing the resale value and recruiting and pairing two drivers, particularly during driver shortages, which tend to coincide with strong economic activity that increases demand.

•
Dedicated service offering. At December 31, 2006, we operated approximately 705 tractors in our Dedicated service offering with an average length of haul of 685 miles in the fourth quarter of 2006. These tractors operate for a single customer or on a defined route and frequently have contractually guaranteed revenue. This part of our business has grown over the past few years as customers have desired committed capacity, and we have expanded our participation in their design, development, and execution of supply chain solutions. We believe the advantages of dedicated service include protection against rate pressure during the term of the agreement and predictable equipment utilization and routes, which assist with driver retention, asset productivity, and management planning. We believe the challenges of dedicated fleets include limited ability to react to certain cost changes and to increase rates to take advantage of market shifts.

•
Refrigerated service offering. In January 2007, we consolidated substantially all of our refrigerated operations under our SRT subsidiary. We now operate approximately 770 tractors with an average length of haul of 1,200 miles in SRT. Our refrigerated service offering includes the transport of fresh produce from the West Coast to the Midwest or Southeast and return with either refrigerated or general commodities and a growing presence within traditional food and beverage shippers. We believe the advantages of refrigerated service include less cyclical freight patterns and a growing population that requires food products. We believe the challenges of refrigerated service include more expensive trailers, the perishable nature of commodities, and the fuel and maintenance expense associated with refrigeration units.

•
Covenant regional solo-driver service offering. At December 31, 2006, we operated approximately 575 tractors in our Regional solo-driver service offering. This service offering consists of units that operate under the Covenant Transport name excluding Star Transportation. The average length of haul was approximately 520 miles in 2006. As expected, this has decreased over time as our business gravitates toward movements with lengths of haul closer to 500-600 miles. We believe the advantages of regional truckload service include access to large freight volumes, generally higher rates per mile, and driver-friendly routes. We believe the disadvantages of regional truckload service include lower equipment utilization and a greater percentage of non-revenue miles than in long-haul lanes. Over the past year we substantially downsized the Covenant regional truck fleet in order to concentrate on more attractive lanes and freight. This process requires intricate planning, and we expect it will not be completed until sometime in 2007.

•
Star regional solo-driver service offering. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and has an average length of haul of approximately 470 miles. We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes, and terminal locations as it had prior to our acquisition. The acquisition included 614 tractors and 1,719 trailers.

•
Brokerage freight service offering. At December 31, 2006, the brokerage freight offering accounted for approximately 0.67% of our total loads. Since our tractors are not utilized in this division, our methods of performance measurement vary from the other service offerings. We expect the brokerage freight offering to help us continue to serve customers when we lack capacity in a given area or the load does not meet our operating profile. We expect this service to be especially helpful as we continue to realign trucks between the other four service offerings and manage our freight mix toward preferred lanes.

The following chart reflects the size of our service offerings measured by revenue:

The development of our business into discrete service offerings has affected our operating metrics over time, and we expect that the complete formal separation of our business into these service offerings will create even more change. With the exception of our freight brokerage service, we measure performance of our service offerings in four areas: average length of haul, average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week. A description of each follows:

Average Length of Haul. Our average length of haul has decreased over time as we have increased the use of solo-driver tractors and increased our focus on regional markets. Shorter lengths of haul frequently involve higher rates per mile from customers, fewer miles per truck, and a greater percentage of non-revenue miles caused by re-positioning of equipment.

Average Freight Revenue Per Total Mile. Our average freight revenue per mile has increased sharply. Average freight revenue per loaded mile has increased approximately 21.6% since 2000, while non-revenue miles have also increased. This led to a 17.4% increase in average freight revenue per total mile. All freight revenue per mile numbers exclude fuel surcharge revenue.

Average Miles Per Tractor. We are beginning to see our average miles per tractor increase due to our ability to move units between divisions to where they are better utilized.

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

Customers and Operations

Our primary customers include manufacturers and retailers, as well as other transportation companies. In 2006, our five largest customers were Georgia Pacific, UPS, Wal-Mart, Shaw Industries and First American Carrier. Our top five customers accounted for 32.4% of our revenue in 2006, a 1.5% decrease versus the top five customers of 2005 that generated 33.9%.

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

As an additional service to customers, we offer electronic data interchange and Internet-based communication for customer usage in tendering loads and accessing information such as cargo position, delivery times, and billing information. These services allow us to communicate electronically with our customers, permitting real-time information flow, reductions or eliminations in paperwork, and the employment of fewer clerical personnel. We use a document imaging system to reduce paperwork and enhance access to important information.

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

The truckload industry has periodically experienced difficulty in attracting and retaining enough qualified truck drivers. It is also common for the driver turnover rate of individual carriers to exceed 100%. We believe a combination of greater demand for freight transportation and the alternative careers provided by the expansion in economic activity over the past few years, together with the demographics of the truck driving population and other factors, have exacerbated the shortage of drivers recently. This has increased our costs of recruiting, training, and retaining drivers and has resulted in more of our trucks lacking drivers. We have implemented new strategies focusing on driver satisfaction and ultimately a greater retention rate. Additionally, we hope that our newly realigned business structure, with separate accountability within each service offering, will lead to higher retention rates.

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service on selected long-haul lanes because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2006, teams operated approximately 24% of our tractors.

We are not a party to a collective bargaining agreement. At December 31, 2006, we employed approximately 4,817 drivers and approximately 1,109 non-driver personnel. At December 31, 2006, we also contracted with approximately 144 independent contractor drivers. We believe that we have a good relationship with our personnel.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers and is an important part of providing excellent service to customers. Our policy is to operate our tractors while under warranty to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2006, our tractor fleet had an average age of approximately 18 months and our trailer fleet had an average age of approximately 34 months. All of our tractors were equipped with post October 2002 emission-compliant engines. Approximately 83% of our trailers were dry vans and the remainder were refrigerated vans.

Industry and Competition

The U.S. market for truck-based transportation services generated total revenues of approximately $622.9 billion in 2005 and is projected to follow the overall U.S. economy. The trucking industry includes both private fleets and "for-hire" carriers. We operate in the highly fragmented for-hire truckload segment of this market, which generated estimated revenues of approximately $298.3 billion in 2005. Our dedicated business also competes in the estimated $280.1 billion private fleet portion of the overall trucking market, by seeking to convince private fleet operators to outsource or supplement their private fleets. The trucking industry accounted for approximately 84.3% of domestic spending on freight transportation in 2005. All market estimates contained in this section are derived from data compiled by Global Insight, Inc., as reported by the American Trucking Associations in U.S. Freight Transportation Forecast to 2017.

The United States trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. Based on Commercial Carrier Journal: The Top 250 (August 2006), the ten largest truckload carriers (measured by annual revenue) accounted for approximately $22 billion, a 10.9% increase over 2004, in "for-hire" truckload revenue in 2005. We compete to some extent with railroads and rail-truck intermodal service but differentiate our self from them on the basis of service. Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of such service to customers with time-definite pick-up and delivery schedules.

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

Over the past two years our industry has enjoyed an improved pricing environment compared with our historical experience. We believe that stronger freight demand and industry-wide capacity constraints caused by a shortage of truck drivers and a lack of capital investment in additional revenue equipment by many carriers contributed to the pricing environment. In addition, many customers have recognized that the costs of operating in our industry have increased significantly, particularly in the areas of driver compensation, revenue equipment, fuel, and insurance and claims. The pricing environment may not remain favorable, and we may not continue to capitalize on any increases in pricing.

Regulation

Our operations are regulated and licensed by various U.S. agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation ("DOT"), including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security ("DHS"), also regulate our equipment, operations, and drivers.

The Transportation Security Administration ("TSA") has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or result in trucks sitting idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at four of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations further limiting exhaust emissions became effective in 2002 and on January 1, 2007 and become progressively more restrictive in 2010. Newer engines generally cost more, produce lower fuel mileage, and require additional maintenance compared with older models. We expect additional cost increases and possibly degradation in fuel mileage from the 2007 and 2010 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Fuel Availability and Cost

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts. During 2006, the cost of fuel was in the range at which we received fuel surcharges. Even with the fuel surcharges, the high price of fuel decreased our profitability. Although we historically have been able to pass through a substantial part of increases in fuel prices and taxes to customers in the form of higher rates and surcharges, the increases usually are not fully recovered. We do not collect surcharges on fuel used for non-revenue or out-of-route miles, or for fuel used by refrigeration units or while the tractor is idling.

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

Additional Information

At December 31, 2006, our corporate structure included Covenant Transport, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; SRT; Harold Ives Trucking Co., an Arkansas corporation; CVTI Receivables Corp. ("CRC"), a Nevada corporation; Star; Volunteer Insurance Limited, a Cayman Island company; and Covenant Transport Solutions, Inc., a Nevada corporation. Tony Smith Trucking, Inc., an Arkansas corporation and former subsidiary, was dissolved in December 2004.

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

During 2005 we adopted, and we continue to implement, a strategic plan designed to improve our profitability. The plan generally involves organizing our operations around distinct service offerings. However, we may not be successful in executing this plan. As we continue to implement this plan, we expect changes to items such as the customer base, rate structure, routes served, driver domiciles, management, reporting structure, and operating procedures. These changes, and others that we did not expect, will present significant challenges, including, but not limited to, the following:

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

As part of the realignment and our focus on improving the profitability of our regional operations, we acquired Star's regional operations and decided to downsize our historical Chattanooga-based regional operations. As part of the downsizing, we replaced approximately 2,000 tractors in 2006, or approximately 55% of our Company-owned tractor fleet. This is a substantially greater percentage than we would normally replace and resulted in a substantial increase in capital expenditures. We also replaced a significant number of trailers, which were primarily financed with operating leases. If we are unable to dispose of this equipment at acceptable prices, our results of operations may be adversely affected. Additionally, selling our equipment may adversely affect our customer service and driver turn-over.

There can be no assurance that the integration of Star's regional operations into our operations will be successful and that we will be able to continue or improve upon Star's profitability. As we integrate Star's regional operations, we may lose key components of Star's operation, including customers, drivers, and other employees, none of whom are legally bound to remain with Star. Further, integrating Star's regional operations may distract our management from other operations, including our business realignment. There can be no assurance that the expected synergies from the acquisition will come to fruition. In addition, there can be no assurance that we will be able to manage our debt levels and cash requirements and maintain adequate liquidity following the acquisition of Star and through the downsizing and fleet replacement process.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We self-insure for a significant portion of our claims exposure and related expenses. We accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise, and we evaluate and revise these accruals from time-to-time based on additional information. We do not currently maintain directors and officers' insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities. Because of our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed. Historically, we have had to significantly adjust our reserves on several occasions, and future significant adjustments may occur.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts. Our insurance and claims expense could increase when our current coverage expires, or we could raise our self-insured retention. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Insurance carriers recently have been raising premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, if we experience a claim for which we do not have coverage, or if we have to increase our reserves again.

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

Outstanding letters of credit could constrain our borrowing capacity.

Outstanding letters of credit with certain financial institutions reduce the available borrowings under our credit agreement, which could negatively affect our liquidity should we need to increase our borrowings in the future.

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

A significant portion of our revenue is generated from our major customers. Generally, we do not have long term contractual relationships with our major customers, and our customers may not continue to use our services or could reduce their use of our services. For some of our customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

Regulations further limiting exhaust emissions became effective in 2002 and on January 1, 2007 and become progressively more restrictive in 2010. Newer engines generally cost more, produce lower fuel mileage, and require additional maintenance compared with older models. We expect additional cost increases and possibly degradation in fuel mileage from the 2007 and 2010 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually. For the past few years, we have depended on cash from operations, our credit facilities, proceeds from the sale of used equipment, and operating leases to fund our revenue equipment. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for projected capital expenditures with cash flows from operations, borrowings under our line of credit, proceeds under our financing facilities, and operating leases of revenue equipment. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

We currently have trade-in or fixed residual agreements with certain equipment suppliers concerning the substantial majority of our tractor fleet. If the suppliers refuse or are unable to meet their financial obligations under these agreements or if we decline to purchase the relevant number of replacement units from the suppliers, we may suffer a financial loss upon the disposal of our equipment.

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

We made ten acquisitions between 1996 and 2006. Accordingly, acquisitions have provided a substantial portion of our growth. We may not be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we may not be able to successfully integrate the acquired companies or assets into our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at four of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

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

We are highly dependent upon the services of the following key employees: David R. Parker, our Chairman of the Board, Chief Executive Officer, and President; Joey B. Hogan, our Executive Vice President and Chief Financial Officer; Michael W. Miller, our Executive Vice President - Procurement and Corporate Operations Manager; Tony Smith, our President of SRT; James Brower, our President of Star; Jeffrey S. Paulsen, our Senior Vice President and General Manager; Jerry Eddy, our Vice President and General Manager, Jeffrey D. Taylor, our Vice President and General Manager; and Jeffery D. Acuff, our Vice President and General Manager. We currently do not have employment agreements with any of them. We do maintain key-man life insurance on David Parker. The loss of any of their services could negatively impact our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of improving our profitability.

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

The Parkers are able to effectively control decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or delay a change of control, which other stockholders may favor. The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which you disagree.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some customers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase due to declining fuel efficiency because of engine idling and due to harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We could also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile. Weather and other seasonal events could adversely affect our operating results.

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

Terminal Locations	Maintenance	Recruiting/ Orientation	Sales	Ownership
Chattanooga, Tennessee	x	x	x	Leased
Dalton, Georgia	x			Owned
Charlotte, North Carolina				Leased
Dayton, Ohio				Leased
Indianapolis, Indiana				Leased
Texarkana, Arkansas	x	x	x	Owned
Little Rock, Arkansas				Owned
Hutchins, Texas	x	x		Owned
El Paso, Texas		x		Leased
Columbus, Ohio				Leased
French Camp, California				Leased
Fontana, California	x			Leased
Long Beach, California				Owned
Pomona, California		x		Owned
Allentown, Pennsylvania				Leased
Nashville, Tennessee	x	x	x	Owned
Desoto, Mississippi	x		x	Owned
Knoxville, Tennessee	x			Leased
Maryville, Tennessee				Leased
Jacksonville, Florida	x		x	Leased
Orlando, Florida				Leased
Jackson, Mississippi	x			Leased
Atlanta, Georgia			x	Leased

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2006, no matters were submitted to a vote of security holders.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ National Market, under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2005 to December 31, 2006.

Period	High	Low

Calendar Year 2005:

1st Quarter	$21.65	$16.05
2nd Quarter	$18.13	$10.75
3rd Quarter	$14.95	$11.93
4th Quarter	$14.40	$9.81

Calendar Year 2006:

1st Quarter	$16.43	$12.98
2nd Quarter	$15.64	$12.54
3rd Quarter	$15.44	$11.31
4th Quarter	$13.00	$10.88

As of March 13, 2007, we had approximately 52 stockholders of record of our Class A common stock. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

ITEM 6.     SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)

	Years Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
Freight revenue	$572,239	$555,428	$558,453	$555,678	$550,603
Fuel surcharges	111,589	87,626	45,169	26,779	13,815
Total revenue	$683,828	$643,054	$603,622	$582,457	$564,418

Operating expenses:
Salaries, wages, and related expenses (1)	262,303	242,157	225,778	220,665	227,332
Fuel expense	194,355	170,582	127,723	109,231	96,332
Operations and maintenance	36,112	33,625	30,555	39,822	39,625
Revenue equipment rentals and purchased transportation	63,532	61,701	69,928	69,997	59,265
Operating taxes and licenses	14,516	13,431	14,217	14,354	13,934
Insurance and claims expense (2)	34,104	41,034	54,847	35,454	31,761
Communications and utilities	6,727	6,579	6,517	7,177	7,021
General supplies and expenses	21,387	17,778	15,104	14,495	14,677
Depreciation and amortization, including net gains on disposition of equipment and impairment of assets (3)	41,163	39,101	45,001	43,041	49,497
Total operating expenses	674,199	625,988	589,670	554,236	539,444
Operating income	9,629	17,066	13,952	28,221	24,974
Other (income) expense:
Interest expense	7,153	4,203	3,098	2,332	3,542
Interest income	(568)	(273)	(48)	(114)	(63)
Other	(157)	(538)	(926)	(468)	916
Loss on early extinguishment of debt	-	-	-	-	1,434
Other expenses, net	6,428	3,392	2,124	1,750	5,829
Income before income taxes and cumulative effect of change in accounting principle	3,201	13,674	11,828	26,471	19,145
Income tax expense	4,582	8,003	8,452	14,315	10,871
Income (loss) before cumulative effect of change in accounting principle	(1,381)	5,671	3,376	12,156	8,274
Cumulative effect of change in accounting principle, net of tax (4)	-	(485)	-	-	-
Net income (loss)	$(1,381)	$5,186	$3,376	$12,156	$8,274

(1)	Includes a $1,500 pre-tax increase to workers' compensation claims reserve in 2004.
(2)	Includes an $18,000 pre-tax increase to casualty claims reserve in 2004.
(3)	Includes a $3,300 pre-tax impairment charge related to tractors in 2002.
(4)	Represents a $485 adjustment, net of tax, related to the adoption of FIN 47, Accounting for Conditional Asset Retirement Obligations.

Basic earnings (loss) per share before cumulative effect of change in accounting principle:	$(0.10)	$0.40	$0.23	$0.84	$0.58

Cumulative effect of change in accounting principle	-	(0.03)	-	-	-

Basic earnings (loss) per share:	$(0.10)	$0.37	$0.23	$0.84	$0.58

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:	$(0.10)	$0.40	$0.23	$0.83	$0.57

Cumulative effect of change in accounting principle	-	(0.03)	-	-	-

Diluted earnings (loss) per share:	$(0.10)	$0.37	$0.23	$0.83	$0.57

Basic weighted average common shares outstanding	13,996	14,175	14,641	14,467	14,223

Diluted weighted average common shares outstanding	13,996	14,270	14,833	14,709	14,519

	Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Net property and equipment	$274,974	$211,158	$209,422	$221,734	$238,488
Total assets	$475,094	$371,261	$357,383	$354,281	$361,541
Long-term debt, less current maturities	$104,900	$33,000	$8,013	$12,000	$1,300
Total stockholders' equity	$188,844	$189,724	$195,699	$192,142	$175,588

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.51	$1.51	$1.40	$1.27	$1.24
Average freight revenue per total mile (1)	$1.36	$1.36	$1.27	$1.17	$1.15
Average freight revenue per tractor per week (1)	$3,077	$3,013	$2,995	$2,897	$2,870
Average miles per tractor per year	117,621	115,765	122,899	129,656	129,906
Weighted average tractors for year (2)	3,546	3,535	3,558	3,667	3,680
Total tractors at end of period (2)	3,719	3,471	3,476	3,752	3,738
Total trailers at end of period (3)	9,820	8,565	8,867	9,255	7,485

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by owner-operators.
(3)	Excludes monthly rental trailers.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the ten largest truckload carriers in the United States measured by 2005 revenue, according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers.

Recent Results and Year-End Financial Condition

For the year ended December 31, 2006, total revenue increased 6.3%, to $683.8 million from $643.1 million during 2005. Freight revenue, which excludes revenue from fuel surcharges, increased 3.0%, to $572.2 million in 2006 from $555.4 million in 2005. We experienced a net loss of $1.4 million, or $0.10 per share, for 2006 compared with a profit of $5.2 million, or $0.37 per share, for 2005.

For the year ended December 31, 2006, our average freight revenue per tractor per week, our main measure of asset productivity, increased 2.1%, to $3,077 compared to $3,013 for the year ended December 31, 2005. The increase was primarily generated by a 1.6% increase in average miles per tractor equipment utilization.

Our after-tax costs on a per-mile basis increased 2.4%, or $.03 per mile, compared with the 2005 results. The main factors were a $.037 per mile increase in compensation expense, driven primarily by increases in driver pay and office salaries related to the business realignment and an increase in our health insurance claim costs, a $.008 per mile increase in general supplies and expenses, primarily related to the increase in building rent resulting from our building sale leaseback transaction in April 2006, and a $0.007 per mile increase in interest expense. These increases were partially offset by a $.019 per mile decrease in our insurance and claims expense.

At December 31, 2006, our total balance sheet debt was $159.9 million and our total stockholders' equity was $188.8 million, for a total debt-to-capitalization ratio of 45.8 % and a book value of $13.49 per share. We also had approximately $60.1 million in undrawn letters of credit posted with insurance carriers. At December 31, 2006, we had a combined $36.9 million of available borrowing capacity under our revolving credit facility and securitization facility.

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

We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. We measure revenue before fuel surcharges, or "freight revenue," because we believe that fuel surcharges tend to be a volatile source of revenue. We believe the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.

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

Revenue Equipment

We operate approximately 3,719 tractors and 9,820 trailers, including the 614 tractors and 1,719 trailers for which we assumed ownership in connection with our acquisition of Star on September 14, 2006. Of our tractors, at December 31, 2006, approximately 2,460 were owned, 1,116 were financed under operating leases, and 143 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at December 31, 2006, approximately 2,245 were owned and approximately 7,575 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

In September 2005, we entered into an agreement with a finance company to lease approximately 1,800 model-year 2006 and 2007 dry van trailers under seven-year walk away leases. These trailers replaced approximately 1,200 model-year 1998 and 1999 dry van trailers and approximately 600 model-year 2000 dry van trailers. At December 31, 2006, we had taken delivery and replaced substantially all of the 600 model-year 2000 dry van trailers.

For 2006, in line with our overall fleet reduction initiative, we replaced approximately 2,000 tractors, or approximately 55% of our Company-owned tractor fleet. This is a substantially greater percentage than the number of tractors we would normally replace and will resulted in a substantial increase over normal replacement capital expenditures. We increased our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements.

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

Business Realignment and Outlook for 2007

Since the middle of 2005, we have undertaken a realignment of our business into distinct service offerings, each managed under the authority of a general manager who reports to our Chief Executive Officer and other senior executive officers. The realignment has involved significant changes, including selecting and installing new leadership over each service offering, reassigning personnel, allocating tractors and trailers to each service offering, migrating operations to preferred traffic lanes for each service offering, acquainting drivers and customers to new lanes, contacts, and procedures, developing and approving business plans, developing systems to support, measure, and hold accountable each service offering, including budgets, incentive targets, and individual income statements. We also have been addressing driver retention by focusing on driver development and satisfaction as key components of every aspect of our business.

Between 2005 and 2006, our business realignment had the following effects on each service offering:

•
Expedited service. Increased the fleet by approximately 3%. The team operation is also the main training ground for new drivers, and improvements in our training have allowed us to lower turnover in a difficult driver market. Average freight revenue per total mile decreased 5%, while length of haul increased approximately 1%.

•
Refrigerated service. Increased our combined Southern Refrigerated Transport ("SRT") and Covenant refrigerated fleet by approximately 18%, while decreasing the length of haul by approximately 7% and the miles per truck by about 8%. Average freight revenue per total mile declined by approximately 2%. Within this service offering, SRT continued to generate strong operating profit performance and Covenant Refrigerated had been less proactive than desired because of taking on more trucks than its business plan called for to cover additional trucks coming out of the Covenant regional service offering. On January 14, 2007, as a result of our continual review of underperforming assets and examining means to streamline and improve efficiencies within the consolidated group, we consolidated the solo operations of the Covenant refrigerated fleet into SRT and the team operations of the Covenant refrigerated fleet into the Covenant expedited service offering. Approximately 170 solo tractors were moved to SRT and 115 team tractors were moved to the expedited service offering.

•
Dedicated service. Increased the fleet by approximately 21% and expanded the average length of haul by 11%, while miles per truck decreased about 4%. Average freight revenue per truck per week increased 10%. While we believe the reallocation of trucks from the regional business to new dedicated business was prudent, the margins on the new dedicated business have not reached our long-term targets due to the quick expansion of this service offering. However, we believe we have identified the customer contracts that carry unfavorable terms and are in the process of renewing them with more favorable terms. Contracts covering 46% of the dedicated fleet were renewed during the fourth quarter of 2006, as evidenced by the improved average freight revenue per truck per week of 16%. Contracts covering approximately 37% of the dedicated fleet are subject to renewal by June 30, 2007, with an additional 13% subject to renewal in the second half of 2007. We have received generally positive responses concerning improved renewal terms with most of our customers with the 2006 and 2007 contract renewals. Based on these responses, we expect profitability from our dedicated service offering in 2007, with margins improving throughout the year. If contract renewals do not proceed on an acceptable basis, we would expect to dispose of the unprofitable equipment or shift it into a more profitable service offering.

•
Covenant regional solo-driver service. Decreased the fleet by approximately 44%, along with decreasing the average length of haul by about 19% and increasing the average miles per truck by approximately 5%. Average freight revenue per total mile declined by approximately 8%. The freight mix within our regional service offering changed substantially, as we have worked to reposition several hundred tractors around freight centers and driver domiciles. During the third and fourth quarters of 2006, we allocated several trucks and trailers from this service offering to our more profitable service offerings, as well as reducing the service offering's overall fleet size.

•
Star regional solo-driver service. On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. The acquisition included 614 tractors and 1,719 trailers. Star's operating results have been accounted for in our results of operations since the acquisition date. Star's average length of haul since the acquisition has been 462 miles. The major industries that Star serves include consumer products, manufacturing, and automotive. In general, Star's operations are characterized by good equipment utilization, low non-revenue miles, and a moderate rate structure. Star operates as a separate subsidiary and a general integration with the Covenant regional service offering is not expected. However, Star's management has been sharing best practices in regional freight operations with the Covenant regional service management team that may assist with improved profitability in the Covenant regional service offering.

•
Brokerage freight service. In the first quarter of 2006, we initiated our freight brokerage operation and hired a Vice President and General Manager of this separate subsidiary operating as Covenant Transport Solutions, Inc. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our service offerings. This service has been useful as we continue to realign trucks between service offerings and subsidiaries and in the management of our freight mix toward preferred lanes. Since inception, the loads and revenues provided by this operation have steadily grown each quarter.

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. Fluctuations in results may be ongoing as major activities within the realignment are expected to continue throughout 2007. Our primary goal for 2007 is to improve our operating ratio by 100 to 200 basis points versus the full year of 2006. Due to seasonably slow freight volumes and the resultant concern regarding capacity supply and demand in the marketplace, earnings improvement during the first half of 2007 could be very challenging, particularly in the first quarter, when we expect a greater loss than in the first quarter of 2006. Our expectation is that the combination of 1) the downsizing of the Covenant regional service offering during the second half of 2006, 2) reallocating non-performing assets from the Covenant refrigerated service offering to SRT and Covenant's expedited long-haul service offering which occurred in January 2007, 3) aggressively improving the dedicated service offering's profitability as contracts expire and 4) reducing overhead and capital costs in all non-performing areas, should produce earnings improvement during the second half of 2007.

RESULTS OF OPERATIONS

For comparison purposes in the table below, we use freight revenue, or total revenue less fuel surcharges, in addition to total revenue when discussing changes as a percentage of revenue. We believe excluding this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. Freight revenue excludes $111.6 million, $87.6 million and $45.2 million of fuel surcharges in each of 2006, 2005, and 2004 respectively.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2006	2005	2004		2006	2005	2004

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	38.4	37.7	37.4	Salaries, wages, and related expenses	45.8	43.6	40.4
Fuel expense	28.4	26.5	21.2	Fuel expense (1)	14.5	14.9	14.8
Operations and maintenance	5.3	5.2	5.1	Operations and maintenance	6.3	6.1	5.5
Revenue equipment rentals and purchased transportation	9.3	9.6	11.6	Revenue equipment rentals and purchased transportation	11.1	11.1	12.5
Operating taxes and licenses	2.1	2.1	2.4	Operating taxes and licenses	2.5	2.4	2.5
Insurance and claims	5.0	6.4	9.1	Insurance and claims	6.0	7.4	9.8
Communications and utilities	1.0	1.0	1.1	Communications and utilities	1.2	1.2	1.2
General supplies and expenses	3.1	2.8	2.5	General supplies and expenses	3.7	3.2	2.7
Depreciation and amortization, including net gains on disposition of equipment	6.0	6.1	7.5	Depreciation and amortization, including net gains on disposition of equipment	7.2	7.0	8.1
Total operating expenses	98.6	97.3	97.7	Total operating expenses	98.3	96.9	97.5
Operating income	1.4	2.7	2.3	Operating income	1.7	3.1	2.5
Other expense, net	0.9	0.5	0.4	Other expense, net	1.1	0.6	0.4
Income before income taxes and cumulative effect of change in accounting principle	0.5	2.1	2.0	Income before income taxes and cumulative effect of change in accounting principle	0.6	2.5	2.1
Income tax expense	0.7	1.2	1.4	Income tax expense	0.8	1.4	1.5
Cumulative effect of change in accounting principle, net of tax	0.0	0.1	0.0	Cumulative effect of change in accounting principle, net of tax	0.0	0.1	0.0
Net income (loss)	(0.2)%	0.9%	0.6%	Net income (loss)	(0.2)%	1.0%	0.6%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $111.6 million, $87.6 million, and $45.2 million in 2006, 2005, and 2004, respectively.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Total revenue increased $40.7 million, or 6.3%, to $683.8 million in 2006, from $643.1 million in 2005. Freight revenue excludes $111.6 million of fuel surcharge revenue in 2006 and $87.6 million in 2005.

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and an average length of haul of approximately 462 miles. We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes and terminal locations as it had prior to our acquisition. The acquisition included 614 tractors and 1,719 trailers. Star's operating results have been accounted for in the Company's results of operations since the acquisition date. Star's total revenue for the forty-seven days ended December 31, 2006 totaled approximately $28.3 million, which is included in our consolidated statements of operations for the year ended December 31, 2006. Star's cost structure is similar to that of our additional operating subsidiaries, and therefore has a minimal impact on the following discussion and analysis of revenues and costs of our consolidated entities.

Freight revenue (total revenue less fuel surcharges) increased $16.8 million, or 3.0%, to $572.2 million in 2006, from $555.4 million in 2005. Average freight revenue per tractor per week, our primary measure of asset productivity, increased 2.1% to $3,077 in 2006 from $3,013 in 2005. The increase was primarily generated by a 1.6% increase in average miles per tractor and a 0.1% increase in our average freight revenue per loaded mile. Excluding the acquisition of Star, we continued to constrain the size of our tractor fleet to achieve greater fleet utilization and improved profitability. In general, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.

Salaries, wages, and related expenses increased $20.1 million, or 8.3%, to $262.3 million in 2006, from $242.2 million in 2005. As a percentage of freight revenue, salaries, wages, and related expenses increased to 45.8% in 2006 from 43.6% in 2005. The increase was largely attributable to driver pay per mile increases and driver retention bonus programs instituted in the second half of 2005, an increase in the percentage of our fleet comprised of company drivers versus owner-operators, higher health claim costs, and additional office salaries related to our business realignment. Driver pay increased $11.9 million to $181.0 million in 2006, from $169.1 million in the 2005 period. This resulted in increased driver pay on a cost per mile basis of 3.9% in 2006 over 2005. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, increased $10.3 million to $74.3 million in 2006 from $64.0 million in 2005, including a $2.9 million increase in our health insurance costs. We maintain a workers' compensation plan and group medical plan for our employees with a deductible amount of $1.0 million for each workers' compensation claim and a stop loss amount of $275,000 for each medical claim.

Fuel expense, net of fuel surcharge revenue of $111.6 million in 2006 and $87.6 million in 2005, decreased $0.2 million to $82.8 million in 2006 from $83.0 million in 2005. As a percentage of freight revenue, net fuel expense decreased to 14.5% in 2006 from 14.9% in 2005. Although fuel prices increased sharply for most of 2006 from already high levels during 2005, our improved fuel surcharge program, better fuel economy due to lower idle times, and a lower percentage of non-revenue miles allowed us to improve our net fuel expense. Our fuel surcharge program was able to offset all of the higher fuel prices and allowed us better overall recovery of excess fuel costs. Fuel surcharges amounted to $0.27 per total mile in 2006 and $0.21 per total mile in 2005. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. At December 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $2.5 million to $36.1 million in 2006 from $33.6 million in 2005. As a percentage of freight revenue, operations and maintenance increased slightly to 6.3% in 2006 from 6.1% in 2005. The increase resulted in part from higher unloading costs, tractor maintenance costs, and increased driver recruiting expense due to a tighter supply of drivers in the early part of 2006.

Revenue equipment rentals and purchased transportation increased $1.8 million, or 3.0%, to $63.5 million in 2006, from $61.7 million in 2005. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense remained flat at 11.1% in 2006 and 2005. Although flat, purchased transportation related to our brokerage business formed in 2006 totaled $3.3 million, but was offset primarily by a decrease in the percentage of our total miles that were driven by independent contractors. Payments to independent contractors decreased $2.4 million to $19.1 million in 2006 from $21.5 million in 2005, mainly due to a decrease in the independent contractor fleet to an average of 150 during 2006 versus an average of 186 in 2005. Tractor and trailer equipment rental and other related expenses increased $1.0 million, to $41.0 million in 2006 compared with $40.0 million in 2005. We had financed approximately 1,116 tractors and 7,575 trailers under operating leases at December 31, 2006, compared with 1,140 tractors and 7,545 trailers under operating leases at December 31, 2005.

Operating taxes and licenses increased $1.1 million, or 8.1%, to $14.5 million in 2006 from $13.4 million in 2005. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.5% in 2006 and 2.4% in 2005.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $6.9 million, or 16.9%, to approximately $34.1 million in 2006 from approximately $41.0 million in 2005. As a percentage of freight revenue, insurance and claims decreased sharply to 6.0% in 2006 from 7.4% in 2005. We reduced our accrual for casualty claims to 8.2 cents per mile in 2006 from 10.0 cents per mile in 2005 as a result of several quarters of improved safety results that have changed our actuarial estimate of unpaid claims. We also recorded and received an insurance rebate of approximately $1.0 million during 2006 resulting from achieving monetary claim targets for our casualty policy in the policy year ending February 28, 2006. In the first quarter of 2007, subsequent to December 31, 2006, we have recorded an additional $1.0 million insurance rebate receivable resulting from achieving those same monetary claim targets for our casualty policy in the policy year ending February 28, 2007.

In general, for casualty claims, we have insurance coverage up to $50.0 million per claim. For 2005 and 2006, we were self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which resulted in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold was reached. We renewed our casualty program in February 2007. Subsequent to the renewal, we are self-insured for personal injury and property damage claims for amounts up to the first $4.0 million. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, the development of claims over time, and other factors. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period.

Communications and utilities remained constant at $6.7 million in 2006 and $6.6 million in 2005. As a percentage of freight revenue, communications and utilities also remained constant at 1.2% in 2006 and 2005.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $3.6 million to $21.4 million in 2006 from $17.8 million in 2005. As a percentage of freight revenue, general supplies and expenses increased to 3.7% in 2006 from 3.2% in 2005. Of this increase, $2.3 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006 as described more fully in the following paragraph. The additional increase is partially due to our paying for contract labor related to the business realignment, an increase in our travel expenses related to customer visits, and increased outside professional fees, offset by reduced bad debt expense.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Facility and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $2.1 million, or 5.3%, to $41.2 million in 2006 from $39.1 million in 2005. As a percentage of freight revenue, depreciation and amortization increased slightly to 7.2% in 2006 from 7.0% in 2005. The increase primarily related to an increase in the number of owned tractors and trailers in 2006 and increased amortization expense of $0.4 million related to the identifiable intangibles acquired with our Star acquisition on September 14, 2006. Approximately 2,460 of our tractors and 2,245 of our trailers were owned at December 31, 2006 as compared to only 2,186 owned tractors and 1,020 owned trailers at December 31, 2005. These increases were offset by a net gain on the disposal of tractors and trailers of $2.1 million in 2006 compared to a net gain of only $0.7 million in 2005. Additionally, a decrease of $0.6 million in depreciation expense for 2006 resulted from the April 2006 sale leaseback transaction involving our Chattanooga facility as compared to the 2005 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers. Trade-in preparation costs are reflected as a component of gains (losses) on disposal of assets.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $3.0 million, to $6.4 million in 2006 from $3.4 million in 2005. The increase relates primarily to increased net interest expense of $2.9 million resulting from the additional borrowings of debt related to the Star acquisition and higher variable interest rates. In 2006, we recognized minimal pre-tax, non-cash gain compared to a $0.4 million gain in 2005 related to the accounting for interest rate derivatives under SFAS No. 133.

Our income tax expense was $4.6 million and $8.0 million in 2006 and 2005, respectively. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. On April 20, 2006, we completed the appeals process with the IRS related to their 2001 and 2002 audits. Related to this settlement with the IRS, we recorded additional income tax expense of approximately $0.5 million for the three months ended June 30, 2006. We received a favorable resolution in the Closing Agreement received from the IRS which stated that our wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company.

On September 8, 2006, the IRS completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded all of the $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. On October 5, 2006, we filed an official Statement of Appeal with the IRS Appeals Office requesting a conference with an IRS Appeals Officer protesting this proposed adjustment related to the disallowance of our deductions for the insurance premiums paid. In 2006, income tax expense of $0.4 million was recorded in our consolidated statements of operations related to this uncertain tax position.

In 2005, we recorded a $0.5 million, net of tax, adjustment related to the cumulative effect of change in accounting principle. In December 2005, we adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"). The adoption of FIN 47 resulted in our recording an asset retirement obligation for the estimated costs for the de-identification obligations in certain of our equipment leases.

Primarily as a result of the factors described above, net income decreased approximately $6.6 million to a net loss of $1.4 million in 2006 from net income of $5.2 million in 2005. As a result of the foregoing, our net margin (loss) decreased to (0.2%) in 2006 from 0.9% in 2005.

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

During the first quarter of 2005, we renewed our casualty program through February 2007. In general, for casualty claims after March 1, 2005 and to the February 2007 renewal, we had insurance coverage up to $50.0 million per claim. During such period, we were self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which results in the total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold is reached. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and Credit Facility, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at December 31, 2006, were funds provided by operations, proceeds from the sale of used revenue equipment, proceeds from the sale leaseback transaction of our Chattanooga facility, proceeds under the Securitization Facility and borrowings under our Credit Facility, each as defined in Notes 6 and 7 to our consolidated financial statements contained herein, and operating leases of revenue equipment. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our Credit Facility and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $60.7 million in 2006 and $25.6 million in 2005. We have continued to focus on improved collections of accounts receivable resulting in improved cash flows of $20.1 million in 2006 as compared to 2005. Our cash from operating activities was lower in 2005 due primarily to $14.8 million in additional tax payments as compared to 2006, a $10.0 million payment for two years of prepaid insurance premiums, and our lower performance in the collection of receivables.

Net cash used in investing activities was $100.6 million in 2006 and $43.9 million in 2005. All 2005 period cash outflows were related to net purchases of property and equipment. In 2006, $39.1 million was used for the acquisition of Star and $91.1 million was used for net purchases of property and equipment, which was offset by the $29.6 million of proceeds from the April 2006 sale leaseback transaction of our Chattanooga facility. The sale leaseback transaction was used for purchasing additional revenue equipment and paying down our outstanding debt on the Credit Facility.

Net cash provided by financing activities was $41.7 million in 2006, as we borrowed additional funds primarily to fund our acquisition of Star. Net cash provided by financing activities was $17.0 million in 2005. At December 31, 2006, the Company had outstanding debt of $159.9 million, primarily consisting of approximately $104.9 million drawn under the Credit Facility and $55.0 million from the Securitization Facility. Interest rates on this debt range from 5.3% to 6.8%.

In May 2006, the Board of Directors approved an extension of our previously approved stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. No shares were purchased under this plan during 2006. At December 31, 2006, there were 1,154,100 shares still available to purchase under the guidance of this plan. The stock repurchase plan expires June 30, 2007.

Material Debt Agreements

In December 2006, we entered into our Credit Facility with a group of banks. The Credit Facility matures in December 2011. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.625% and 1.625% based on cash flow coverage (the applicable margin was 1.250% at December 31, 2006). At December 31, 2006, we had LIBOR and Prime borrowings outstanding totaling $94.0 million and $10.9 million, respectively, with a weighted average interest rate of 6.771%. The Credit Facility is guaranteed by the Company and all of its subsidiaries except CRC and Volunteer.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. The Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, which is adjusted quarterly between 0.125% and 0.35% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Facility. As of December 31, 2006, we had approximately $35.0 million of available borrowing capacity. At December 31, 2006 and December 31, 2005, we had undrawn letters of credit outstanding of approximately $60.1 million and $73.9 million, respectively.

The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and is cross-defaulted with our securitization facility. We were in compliance with the Credit Facility covenants as of December 31, 2006.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. We can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 31, 2006 and December 31, 2005, we had $55.0 million and $47.3 million outstanding, respectively, with weighted average interest rates of 5.3% and 4.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the our consolidated financial statements.

The Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. We were in compliance with the Securitization Facility covenants as of December 31, 2006.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual cash obligations and commitments as of December 31, 2006.

Payments due by period: (in thousands)	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt, including current maturities (1)	$140,415	$7,103	$7,103	$7,103	$7,103	$112,003	$-

Securitization facility, including interest (2)	57,725	57,725	-	-	-	-	-

Operating leases (3)	175,299	42,033	34,164	24,642	18,279	8,859	47,322

Lease residual value guarantees	45,302	14,714	14,067	1,440	7,906	7,175	-

Purchase obligations:
Diesel fuel (4)	275,358	137,679	137,679	-	-	-	-

Equipment (5)	6,244	6,244	-	-	-	-	-
Total contractual cash obligations	$700,343	$265,498	$193,013	$33,185	$33,288	$128,037	$47,322

(1)
Represents principal and interest payments owed at December 31, 2006. The borrowings consist of draws under a revolving line of credit, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2006 was utilized. The table assumes long-term debt is held to maturity. Refer to Note 6, "Long-term Debt."

(2)
In 2007, this amount represents proceeds drawn under our Securitization Facility, and the interest rate in place at December 31, 2006 was utilized. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. We expect the Securitization Facility to be renewed in December 2007. Refer to Note 7, "Accounts Receivable Securitization and Allowance for Doubtful Accounts."

(3)
Represents future monthly rental payment obligations under operating leases for over-the-road tractors, day-cabs, trailers, office and terminal properties, and computer and office equipment. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 30 to 60 months and 60 to 84 months, respectively. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements and Note 8, "Leases," in the accompanying consolidated financial statements for further information.

(4)	This amount represents volume purchase commitments through our truck stop network. We estimate that these amounts represent approximately 67% of our fuel needs for 2007.
(5)
Amount reflects the total purchase price or lease commitment of tractors and trailers scheduled for delivery throughout 2007. Net of estimated trade-in values and other dispositions, the estimated amount due under these commitments is approximately $3.6 million. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, cash flows from operations, and operating leases. We have the option to cancel commitments relating to tractor equipment with 60 days notice.

Off Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment, computer equipment, the Company airplane and certain real estate. At December 31, 2006, we had financed approximately 1,116 tractors and 7,575 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $41.0 million in 2006, compared to $40.0 million in 2005. The total amount of remaining payments under operating leases as of December 31, 2006, was approximately $175.3 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of December 31, 2006, the maximum amount of the residual value guarantees was approximately $45.3 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Revenue Recognition

Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Depreciation of Revenue Equipment

Depreciation is determined using the straight-line method over the estimated useful lives of the assets and was approximately $39.5 million on tractors and trailers in 2006. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 4% to 33% and new trailers over seven years to salvage values of 17% to 39%. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our consolidated statements of operations.

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

Assets Held For Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell these assets within twelve months.

Accounting for Investments

Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc ("Transplace"). Transplace operates a global transportation logistics service. In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of December 31, 2006, no such charge had been recorded. However, we are continuing to evaluate this investment for impairment as our evaluation of the value of this investment had been steadily declining over the last few fiscal quarters until recent cash flow improvements steadied this decline in recent months. As such, we do not currently believe that an impairment charge will be warranted in the near term. We will continue to evaluate this investment for impairment on a quarterly basis. Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2009, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

During 2004, we engaged an independent, third-party actuarial firm to assist us in evaluating our claims reserves estimates. As a result of the actuarial study and our own procedures, we recorded a $19.6 million non-cash, pretax increase to claims reserves during the fourth quarter of 2004. We have incorporated several procedures suggested by the actuary into our claims estimation process for future periods.

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

On September 8, 2006, the IRS, completed their audit fieldwork of our 2003 and 2004 tax returns and has proposed the disallowance, with which we have agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, we recorded all of the $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to our wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, we are vigorously defending our position related to this proposed disallowance of tax benefits using all administrative and legal processes available. On October 5, 2006, we filed an official Statement of Appeal with the IRS Appeals Office requesting a conference with an IRS Appeals Officer protesting this proposed adjustment related to the disallowance of our deductions for the insurance premiums paid. In 2006, income tax expense of $0.4 million was recorded in our consolidated statements of operations related to this uncertain tax position. If we are unsuccessful in defending our position on this deduction, we could ultimately owe taxes totaling $1.7 million related to this issue, for which we have currently accrued approximately $0.9 million of income taxes in our consolidated balance sheets at December 31, 2006.

Deferred income taxes represent a substantial liability on our consolidated balance sheets and are determined in accordance with SFAS No. 109. Deferred tax assets and liabilities (tax benefits and liabilities expected to be realized in the future) are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. Based on forecasted income, no valuation reserve has been established at December 31, 2006, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. During 2006, we made no material changes in our assumptions regarding the determination of income tax liabilities. However, should our tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported through our consolidated statements of operations.

Performance-based Employee Stock Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, under which we estimate compensation expense that is recognized in our consolidated statements of operations for the fair value of employee stock-based compensation related to grants of performance-based stock options and restricted stock awards. This estimate requires various subjective assumptions, including probability of meeting the underlying performance-based earnings per share targets and estimating forfeitures. If any of these assumptions change significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 ("SAB 108"). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes , which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. While we continue to analyze and quantify the impact of FIN 48, we estimate a cumulative effect adjustment to reduce retained earnings of between $1.0 million and $3.0 million.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, revising SFAS No. 123, Accounting for Stock Based Compensation; superseding APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement, generally over the remaining vesting period. In 2005, we accelerated the vesting of substantially all of our outstanding stock options. This allowed us to recognize an expense in 2005 which was significantly less than the compensation expense that would have been recognized beginning in 2006 in accordance with SFAS No. 123R. SFAS No. 123R was effective January 1, 2006. Our adoption of SFAS No. 123R had minimal impact for the year ended December 31, 2006.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses. As of December 31, 2006, our entire tractor fleet has such emissions compliant engines and is experiencing approximately 2% to 4% reduced fuel economy compared with pre-2002 equipment. In 2007, stricter regulations will become effective. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations once the regulations become effective.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2006 were covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

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

The table below sets forth quarterly information reflecting our equipment utilization (miles per tractor per period) during 2006, 2005 and 2004. We believe that equipment utilization more accurately demonstrates the seasonality for our business than changes in revenue, which are affected by the timing of deliveries of new revenue equipment. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

Equipment Utilization Table
(Miles Per Tractor Per Period)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006	28,136	29,808	30,051	29,620
2005	27,245	28,589	29,592	30,376
2004	29,749	31,215	31,043	30,911

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable rate obligations consist of our Credit Facility and our Securitization Facility. Borrowings under the Credit Facility, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a consolidated leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.25% at December 31, 2006. At December 31, 2006, we had variable, LIBOR borrowings of $104.9 million outstanding under the Credit Facility.

During the first quarter of 2001, we entered into two $10 million notional amount interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. The swaps expired January 2006 and March 2006. Due to the counter-parties' embedded options to cancel, these derivatives were not designated as hedging instruments under SFAS No. 133 and consequently were marked to fair value through earnings, in other expense in the accompanying consolidated statements of operations.

Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At December 31, 2006, borrowings of $55.0 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Facility and Securitization Facility at December 31, 2006 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $550 thousand.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transport, Inc. and subsidiaries, as of December 31, 2006 and 2005, and the related consolidated balance sheets, statements of operations, statements of stockholders' equity and comprehensive income, and statements of cash flows for each of the years in the three-year period ended December 31, 2006, consolidated selected quarterly financial data (unaudited) for the years ended December 31, 2006 and 2005, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2006, 2005, and 2004 are set forth at pages 46 through 68, elsewhere in this report.

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

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15 promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

The scope of management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006, includes all of our subsidiaries, except for Star Transportation, Inc. ("Star"). We acquired Star on September 14, 2006. Management excluded from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2006, Star's internal controls over financial reporting associated with total assets of $106.0 million and total revenue of $28.3 million included in our consolidated financial statements as of and for the year ended December 31, 2006. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of the effectiveness of internal controls over financial reporting during the first year subsequent to an acquisition while integrating the acquired company.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG LLP's attestation report on management's assessment of our internal control over financial reporting appears on page 47 herein.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In accordance with these controls and procedures, information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Report of the Audit Committee" and the Stock Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the section entitled "Executive Compensation" in our Proxy Statement for the 2007 annual meeting of stockholders; provided, that the section entitled "Report of the Compensation Committee" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information set forth under the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The following table provides certain information as of December 31, 2006, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and Rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,162,432	$13.99	440,466
Equity compensation plans not approved by security holders (2)	125,000	$13.93	-
Total	1,287,432	$13.98	440,466

(1)	Includes 1994 Incentive Stock Plan, Outside Director Stock Option Plan, 2003 Incentive Stock Plan, and the 2006 Omnibus Incentive Plan.
(2)	Includes 1998 Non-Officer Incentive Stock Plan, and shares issued pursuant to grants outside any plan.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information set forth under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled "Principal Accountant Fees and Services" in the Proxy Statement.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Reports of Independent Registered Public Accounting Firm - KPMG LLP	46
		Consolidated Balance Sheets	48
		Consolidated Statements of Operations	49
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	50
		Consolidated Statements of Cash Flows	51
		Notes to Consolidated Financial Statements	52

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended Bylaws dated September 27, 1994
4.1	(1)	Restated Articles of Incorporation
4.2	(1)	Amended Bylaws dated September 27, 1994
10.1	(1)	401(k) Plan filed as Exhibit 10.10
10.2	(2)	Outside Director Stock Option Plan, filed as Appendix A*
10.3	(3)	Amendment No. 1 to the Outside Director Stock Option Plan, filed as Exhibit 10.11*
10.4	(4)	Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.10
10.5	(4)	Receivables Purchase Agreement dated as of December 12, 2000, among CVTI Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated Transport, Inc., filed as Exhibit 10.11
10.6	(5)
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

10.13	(11)	Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004, filed as Exhibit 10.2*
10.14	(12)
Amendment No. 7 to Loan Agreement dated November 17, 2004, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation), filed as Exhibit 10.14

10.15	(13)
Amendment No. 8 to Loan Agreement dated March 29, 2005, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc., filed as Exhibit 10.16

10.16	#
Amendment No. 9 to Loan Agreement dated December 6, 2005, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc.

10.17	(14)	Purchase and Sale Agreement dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC, filed as Exhibit 10.18
10.18	(14)	Lease Agreement dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC, filed as Exhibit 10.19
10.19	(14)	Lease Guaranty dated April 3, 2006, by Covenant Transport, Inc., a Nevada corporation, for the benefit of CT Chattanooga TN, LLC, filed as Exhibit 10.20
10.20	(15)	Covenant Transport, Inc. 2006 Omnibus Incentive Plan*
10.21	(16)	Form of Restricted Stock Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.22*
10.22	(16)	Form of Restricted Stock Special Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.23*

10.23	(16)	Form of Incentive Stock Option Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.24*
10.24	(17)
Stock Purchase Agreement dated September 14, 2006, among Covenant Transport, Inc., Star Transportation, Inc., Beth D. Franklin, David D. Dortch, Rose D. Shipp, David W. Dortch, and James F. Brower, Jr., filed as Exhibit 10.26

10.25	(17)
Amendment No. 10 to Loan Agreement dated July 2006 among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc., filed as Exhibit 10.28

10.26	#
Amendment No. 11 to Loan Agreement dated October 20, 2006, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc.

10.27	#
Amendment and Joinder Agreement to Receivables Purchase Agreement dated October 20, 2006, among Covenant Transport, Inc., Southern Refrigerated Transport, Inc., CVTI Receivables Corp., Covenant Transport Solutions, Inc., and Star Transportation, Inc.

10.28	#
Second Amended and Restated Credit Agreement dated December 21, 2006, among Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of America, N. A., and each other financial institution which is a party to the Credit Agreement

10.29	#
Amendment No. 12 to Loan Agreement dated December 5, 2006, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc.

21	#	List of Subsidiaries
23	#	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
References:

#	Filed herewith
*	Management contract or compensatory plan or arrangement.

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1, Registration No. 33-82978, effective October 28, 1994
(2)	Schedule 14A, filed April 13, 2000 (SEC Commission File No. 0-24960)
(3)	Form 10-Q, filed November 13, 2000 (SEC Commission File No. 0-24960)
(4)	Form 10-K, filed March 29, 2001 (SEC Commission File No. 0-24960)
(5)	Form 10-Q, filed May 14, 2001 (SEC Commission File No. 0-24960)
(6)	Schedule 14A, filed April 5, 2001 (SEC Commission File No. 0-24960)
(7)	Schedule 14A, filed April 16, 2003 (SEC Commission File No. 0-24960)
(8)	Form 10-Q, filed August 11, 2003 (SEC Commission File No. 0-24960)
(9)	Form 10-Q/A for the quarter ended June 30, 2003, filed October 31, 2003 (SEC Commission File No. 0-24960)
(10)	Form 10-K, filed March 15, 2004 (SEC Commission File No. 0-24960)
(11)	Form 10-Q, filed August 5, 2004 (SEC Commission File No. 0-24960)
(12)	Form 10-K, filed March 16, 2005 (SEC Commission File No. 0-24960)
(13)	Form 10-Q, filed May 9, 2005 (SEC Commission File No. 0-24960)
(14)	Current Report on Form 8-K, filed April 7, 2006 (SEC Commission File No. 0-24960)
(15)	Schedule 14A, filed April 17, 2006 (SEC Commission File No. 0-24960)
(16)	Form 10-Q, filed August 9, 2006 (SEC Commission File No. 0-24960)
(17)	Form 10-Q, filed November 9, 2006 (SEC Commission File No. 0-24960)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORT, INC.

Date: March 15, 2007	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 15, 2007
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Joey B. Hogan	March 15, 2007
Joey B. Hogan
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Bradley A. Moline	March 15, 2007
Bradley A. Moline
Director

/s/ William T. Alt	March 15, 2007
William T. Alt
Director

/s/ Robert E. Bosworth	March 15, 2007
Robert E. Bosworth
Director

/s/ Hugh O. Maclellan, Jr.	March 13, 2007
Hugh O. Maclellan, Jr.
Director

/s/ Mark A. Scudder	March 15, 2007
Mark A. Scudder
Director

/s/ Niel B. Nielson	March 13, 2007
Niel B. Nielson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Covenant Transport, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Covenant Transport, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income (Loss), and Cash Flows for each of the years in the three-year period ended December 31, 2006. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Covenant Transport, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covenant Transport, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 and the Company changed its method of accounting for conditional asset retirement obligations in 2005.

KPMG LLP

/s/ KPMG LLP

Atlanta, Georgia
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Covenant Transport, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A of Covenant Transport, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006, that Covenant Transport, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Covenant Transport, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Covenant Transport, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Covenant Transport, Inc. acquired Star Transportation during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Star Transportation’s internal control over financial reporting associated with total assets of $106.0 million and total revenue of $28.3 million included in the consolidated financial statements of Covenant Transport, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Covenant Transport, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Star Transportation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Covenant Transport, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income (Loss), and Cash Flows for each of the years in the three-year period ended December 31 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

/s/ KPMG LLP

Atlanta, Georgia
March 15, 2007

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2006 AND 2005 (In thousands, except share data)
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,407	$3,618
Accounts receivable, net of allowance of $1,491 in 2006 and $2,200 in 2005	72,581	77,969
Drivers advances and other receivables, net of allowance of $2,598 in 2006 and $2,464 in 2005	4,259	3,932
Inventory and supplies	4,985	4,661
Prepaid expenses	11,162	16,199
Assets held for sale	22,581	3,204
Deferred income taxes	16,021	16,158
Income taxes receivable	6,371	7,559
Total current assets	143,367	133,300

Property and equipment, at cost	349,663	295,433
Less accumulated depreciation and amortization	(74,689)	(84,275)
Net property and equipment	274,974	211,158

Goodwill	36,210	11,539
Other assets, net	20,543	15,264

Total assets	$475,094	$371,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$54,981	$47,281
Checks outstanding in excess of bank balances	4,280	-
Current maturities of acquisition obligation	333	-
Accounts payable and accrued expenses	30,521	25,545
Current portion of insurance and claims accrual	20,097	18,529
Total current liabilities	110,212	91,355

Long-term debt	104,900	33,000
Insurance and claims accrual, net of current portion	18,002	23,272
Deferred income taxes	50,685	33,910
Other long-term liabilities	2,451	-
Total liabilities	286,250	181,537

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 and 13,447,608 shares issued; 11,650,690 and 11,629,208 outstanding as of December 31, 2006 and 2005, respectively	135	134
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	92,053	91,553
Treasury stock at cost; 1,818,400 shares	(21,582)	(21,582)
Retained earnings	118,214	119,595
Total stockholders' equity	188,844	189,724
Total liabilities and stockholders' equity	$475,094	$371,261

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (In thousands, except per share data)
	2006	2005	2004
Revenues
Freight revenue	$572,239	$555,428	$558,453
Fuel surcharges	111,589	87,626	45,169
Total revenue	$683,828	$643,054	$603,622

Operating expenses:
Salaries, wages, and related expenses	262,303	242,157	225,778
Fuel expense	194,355	170,582	127,723
Operations and maintenance	36,112	33,625	30,555
Revenue equipment rentals and purchased transportation	63,532	61,701	69,928
Operating taxes and licenses	14,516	13,431	14,217
Insurance and claims	34,104	41,034	54,847
Communications and utilities	6,727	6,579	6,517
General supplies and expenses	21,387	17,778	15,104
Depreciation and amortization, including net gains on disposition of equipment	41,163	39,101	45,001
Total operating expenses	674,199	625,988	589,670
Operating income	9,629	17,066	13,952
Other (income) expenses:
Interest expense	7,153	4,203	3,098
Interest income	(568)	(273)	(48)
Other	(157)	(538)	(926)
Other expenses, net	6,428	3,392	2,124
Income before income taxes and cumulative effect of change in accounting principle	3,201	13,674	11,828
Income tax expense	4,582	8,003	8,452
Income (loss) before cumulative effect of change in accounting principle	(1,381)	5,671	3,376
Cumulative effect of change in accounting principle, net of tax (Note 1)	-	(485)	-
Net income (loss)	$(1,381)	$5,186	$3,376

Net income (loss) per share:

Basic earnings (loss) per share before cumulative effect of change in accounting principle:	$(0.10)	$0.40	$0.23

Cumulative effect of change in accounting principle	-	(0.03)	-

Basic earnings (loss) per share:	$(0.10)	$0.37	$0.23

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:	$(0.10)	$0.40	$0.23

Cumulative effect of change in accounting principle	-	(0.03)	-

Diluted earnings (loss) per share:	$(0.10)	$0.37	$0.23

Basic weighted average shares outstanding	13,996	14,175	14,641

Diluted weighted average shares outstanding	13,996	14,270	14,833
The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Income (Loss)
	Class A	Class B

Balances at December 31, 2003	$133	$24	$88,888	$(7,935)	$111,032	$192,142

Exercise of employee stock options	1	-	1,960	-	-	1,961

Income tax benefit arising from the exercise of stock options	-	-	210	-	-	210

Stock repurchase	-	-	-	(1,990)	-	(1,990)

Net income	-	-	-	-	3,376	3,376	3,376

Comprehensive income for 2004							$3,376

Balances at December 31, 2004	$134	$24	$91,058	$(9,925)	$114,408	$195,699

Exercise of employee stock options	-	-	445	-	-	445

Income tax benefit arising from the exercise of stock options	-	-	50	-	-	50

Stock repurchase	-	-	-	(11,657)	-	(11,657)

Net income	-	-	-	-	5,186	5,186	5,186

Comprehensive income for 2005							$5,186

Balances at December 31, 2005	$134	$24	$91,553	$(21,582)	$119,595	$189,724

Exercise of employee stock options	1	-	245	-	-	246

Income tax benefit arising from the exercise of stock options	-	-	17	-	-	17

SFAS No. 123R stock-based employee compensation cost	-	-	238	-	-	238

Net loss	-	-	-	-	(1,381)	(1,381)	(1,381)

Comprehensive loss for 2006							$(1,381)

Balances at December 31, 2006	$135	$24	$92,053	$(21,582)	$118,214	$188,844

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands)
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,381)	$5,186	$3,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net provision for losses on accounts receivable	590	1,598	547
Depreciation and amortization	43,234	39,769	41,456
Income tax benefit from exercise of stock options	-	50	210
Deferred income taxes (benefit)	3,660	(6,249)	(12,063)
Loss (gain) on disposition of property and equipment	(2,071)	(668)	3,545
Non-cash stock compensation	239	-	-
Cumulative effect of change in accounting principle, net of tax	-	485	-
Changes in operating assets and liabilities, net of effects from purchase of Star Transportation, Inc.:
Receivables and advances	14,449	(4,841)	(9,454)
Prepaid expenses and other assets	6,295	(4,555)	4,542
Inventory and supplies	(283)	(1,081)	-
Insurance and claims accrual	(6,255)	(4,399)	18,779
Accounts payable and accrued expenses	2,187	278	(6,825)
Net cash flows provided by operating activities	60,664	25,573	44,113

Cash flows from investing activities:
Acquisition of property and equipment	(162,750)	(109,918)	(81,615)
Proceeds from disposition of property and equipment	71,652	65,992	49,179
Proceeds from building sale leaseback	29,630	-	-
Payment of acquisition obligation	(83)	-	-
Purchase of Star Transportation, Inc., net of cash acquired	(39,061)	-	-
Net cash flows used in investing activities	(100,612)	(43,926)	(32,436)

Cash flows from financing activities:
Exercise of stock options	246	445	1,961
Income tax benefit from exercise of stock options	17	-	-
Repurchase of company stock	-	(11,657)	(1,990)
Proceeds from disposition of interest rate hedge	175	-	-
Change in checks outstanding in excess of bank balances	4,280	-	-
Proceeds from issuance of debt	167,188	122,000	57,026
Repayments of debt	(129,768)	(93,889)	(66,510)
Deferred costs	(401)	6	(404)
Net cash flows provided by (used in) financing activities	41,737	16,905	(9,917)

Net change in cash and cash equivalents	1,789	(1,448)	1,760

Cash and cash equivalents at beginning of year	3,618	5,066	3,306
Cash and cash equivalents at end of year	$5,407	$3,618	$5,066

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$7,486	$4,255	$3,031
Income taxes	$1,485	$16,261	$20,867

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Transport, Inc., a Nevada holding company, together with its wholly-owned subsidiaries offers truckload transportation services to customers throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transport, Inc. a holding company incorporated in the state of Nevada in 1994, and its wholly-owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; ("Covenant"); Harold Ives Trucking Co., an Arkansas corporation; ("Harold Ives"); Southern Refrigerated Transport, Inc., an Arkansas corporation; ("SRT"); Star Transportation, Inc., a Tennessee corporation; ("Star"); Covenant Transport Solutions, Inc., a Nevada corporation; ("Solutions"); Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; CVTI Receivables Corp., a Nevada corporation; ("CRC"); and Volunteer Insurance Limited, a Cayman Islands company; ("Volunteer"). Tony Smith Trucking, Inc., an Arkansas corporation was dissolved in December 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 2006, we had checks outstanding in excess of cash balances for our primary disbursement accounts totaling $4.3 million which is recorded in current liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

The Company performs ongoing credit evaluations of our customers and do not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States with a diverse customer base that results in a lack of a concentration of credit risk for the year ended December 31, 2006. However, during 2004, three of the Company's customers, which were autonomously managed and operated, were wholly owned subsidiaries of a public entity, that when added together amounted to approximately 9% of that year's revenue.

Inventories and supplies

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

Assets Held for Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs. The Company periodically reviews the carrying value of these assets for possible impairment. The Company expects to sell these assets within twelve months.

Property and Equipment

Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is the Company's largest item of depreciation. The Company generally depreciates new tractors (excluding day cabs) over five years to salvage values of 4% to 33% and new trailers over seven years to salvage values of 17% to 39%. The Company annually reviews the reasonableness of its estimates regarding useful lives and salvage values of its revenue equipment and other long-lived assets based upon, among other things, its experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in the Company's estimates, could have a material effect on its results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

Long-Lived Assets and Asset Impairment

The Company account for impairments of long-lived assets subject to amortization and depreciation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As such, revenue equipment and other long-lived assets are tested for impairment whenever events or circumstances indicate an impairment may exist. The Company measures the impairment loss by comparing the fair value of the asset to its carrying value. Expected future cash flows are used to analyze whether an impairment has occurred. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, than an impairment loss is recognized.

Intangibles and Other Assets

SFAS No. 142, Goodwill and Other Intangible Assets, which requires companies to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment losses being recorded as a component of income from operations in the consolidated statements of operations. During the second quarter of each year, the Company completes its annual evaluation of its goodwill for impairment and determined that its carrying value did not exceed its fair value and, accordingly, no impairment loss existed. There were no indicators of impairment subsequent to this annual review that required further assessment. Other identifiable intangible assets are amortized over their estimated lives. Non-compete agreements are amortized by the straight-line method over the life of the agreements, acquired tradenames are amortized by the straight-line method over the expected useful life of the tradename, acquired customer relationships are amortized by an accelerated method based on the estimated future cash inflows to be generated by such customers and deferred loan costs are amortized over the life of the loan.

Insurance and Claims

The Company's insurance program for liability, property damage, and cargo loss and damage, involves self-insurance with high retention levels. Under the casualty program, the Company is self-insured for personal injury and property damage claims for varying amounts depending on the date the claim was incurred. The insurance retention also provides for an additional self-insured aggregate amount, with a limit per occurrence until an aggregate threshold is reached. The deductible amount increased from $250,000 in 2001 to $2.0 million in 2005, subject to aggregate thresholds. For the years ended December 31, 2006 and 2005, the Company was self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which resulted in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold was reached. We renewed our casualty program in February 2007. Subsequent to the renewal, we are self-insured for personal injury and property damage claims for amounts up to $4.0 million. For cargo loss and damage claims, the Company is self-insured for amounts up to the first $1.0 million per occurrence. The Company maintains a workers' compensation plan and group medical plan for its employees with a deductible amount of $1.0 million for each workers' compensation claim and a per claim limit amount of

$275,000 for each group medical claim. The Company accrues the estimated cost of the retained portion of incurred claims. These accruals are based on an evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and self-insured retention levels.

The Company recorded an aggregate $19.6 million pre-tax adjustment to its claims reserves during the fourth quarter of 2004. The adjustment included an $18.0 million increase to the Company's casualty reserve, which was reflected in insurance and claims in the consolidated statements of operations, and a $1.5 million increase to the workers' compensation reserve, which was reflected in salaries, wages, and benefits in the consolidated statements of operations.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and long term debt. The carrying amount of cash, accounts receivable, and accounts payable approximates their fair value because of the short term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long term debt. The carrying amount of the Company's short and long term debt at December 31, 2006 and 2005 was approximately $159.9 million and $80.3 million, respectively, including the accounts receivable securitization borrowings and approximates the estimated fair value, due to the variable interest rates on these instruments.

Income Taxes

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

Capital Structure

The shares of Class A and B common stock are substantially identical except that the Class B shares are entitled to two votes per share while beneficially owned by David Parker or certain members of his immediate family and Class A shares are entitled to one vote per share. The terms of any future issuances of preferred shares will be set by the Company's Board of Directors.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings (loss) for 2006 and 2005 equaled net income (loss).

Earnings (Loss) Per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which require companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the year ended December 31, 2006 excludes all 1.3 million unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive. The calculation of diluted earnings per share for the years ended December 31, 2005 and 2004 excludes approximately 1.4 million shares and 1.1 million shares, respectively, since the option price was greater than the average market price of the common shares.

The following table sets forth the calculation of net earnings (loss) per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2006	2005	2004
Numerator:

Net earnings (loss)	$(1,381)	$5,186	$3,376

Denominator:

Denominator for basic earnings per share - weighted-average shares	13,996	14,175	14,641
Effect of dilutive securities:
Employee stock options	0	95	192
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	13,996	14,270	14,833

Net income (loss) per share:
Basic earnings (loss) per share:	$(0.10)	$0.37	$0.23
Diluted earnings (loss) per share:	$(0.10)	$0.37	$0.23

Derivative Instruments and Hedging Activities

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

All derivatives are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, the Company designates the derivative a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company formally documents all relationships between hedging instruments and hedged items, as well as the Company's risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

Also, the Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows or unrecognized firm commitment of the designated hedged item.

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item: the derivative expires or is sold, terminated, or exercised; the derivative is undesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur; a hedged firm commitment no longer meets the definition of a firm commitment; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjust the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the balance sheet at its fair value, remove any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognize any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognize any changes in its fair value in earnings.

Segment Information

The Company has one reportable segment under the provisions of SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. Each of the Company's transportation service offerings and subsidiaries that meet the quantitative threshold requirements of SFAS No. 131 provides truckload transportation services that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its service offerings and subsidiaries as the consolidated financial statements present the Company's one reportable segment. The Company generates other revenue through a subsidiary that provides freight brokerage services. This operation does not meet the quantitative threshold reporting requirements of SFAS No. 131.

Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2006 presentation.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 in the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 will not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact in the consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 ("SAB 108"). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact in the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. While the Company continues to analyze and quantify the impact of FIN 48, it estimates a cumulative effect adjustment to reduce retained earnings of between $1.0 million and $3.0 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140, that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially recognized at fair value, if practicable. Subsequent to initial recognition, companies may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments, revising SFAS No. 123, Accounting for Stock Based Compensation; superseding APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance; and amending SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in its income statement, generally over the remaining vesting period. In 2005, the Company accelerated the vesting of substantially all of our outstanding stock options. This allowed the Company to recognize an expense in 2005 which was significantly less than the compensation expense that would have been recognized beginning in 2006 in accordance with SFAS No. 123R. SFAS No. 123R was effective January 1, 2006. The Company's adoption of SFAS No. 123R had minimal impact for the year ended December 31, 2006.

Effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 impacted the Company's accounting for the conditional obligation to remove Company decals and other identifying markings from certain tractors and trailers under operating leases at the end of the lease terms. Upon adoption of this standard, the Company recorded an increase to other assets of $0.8 million and accrued expenses of $1.6 million, in addition to recognizing a non-cash pre-tax cumulative effect charge of $0.8 million ($0.5 million on an after tax-basis, or $0.03 per diluted share). For the year ended December 31, 2006, the impact of the adoption of FIN 47 was approximately $0.2 million of additional expense in the Company's revenue equipment rentals and purchased transportation expenses.

Had the adoption of FIN 47 occurred at the beginning of the earliest period presented, the Company's results of operations and earnings per share would have been affected as follows:

(in thousands except per share data)	2005	2004
Income before cumulative effect of change in accounting principle, as reported:	$5,671	$3,376
Deduct: Accretion of conditional asset retirement liability and amortization of related asset, net of related tax effects	(251)	(130)
Pro forma net income	$5,420	$3,246

Basic earnings per share:
As reported, before cumulative effect of change in accounting principle	$0.40	$0.23
Pro forma earnings per share:	$0.38	$0.22

Diluted earnings per share:
As reported, before cumulative effect of change in accounting principle	$0.40	$0.23
Pro forma diluted earnings per share:	$0.38	$0.22

The value of the conditional asset retirement obligation liability calculated on a pro forma basis as if the standard had been retrospectively applied to prior periods presented are as follows:

December 31, 2005	December 31, 2004
$1.6 million	$1.3 million

2.     SHARE-BASED COMPENSATION

Prior to May 23, 2006, the Company had four stock-based compensation plans. On May 23, 2006, upon the recommendation of the Company's Board of Directors, its stockholders approved the Covenant Transport, Inc. 2006 Omnibus Incentive Plan ("2006 Plan"). The Covenant Transport, Inc. 2006 Omnibus Incentive Plan replaced the Covenant Transport, Inc. 2003 Incentive Stock Plan, Amended and Restated Incentive Stock Plan, Outside Director Stock Option Plan, and 1998 Non-Officer Incentive Stock Plan. The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and nonemployee directors under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2006, 440,466 of these 1,000,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Stock-based employee compensation expense for the year ended December 31, 2006 was $0.2 million, and is included in salaries, wages, and related expenses in the consolidated statements of operations. There was no cumulative effect of initially adopting SFAS No. 123R.

In periods prior to January 1, 2006, the Company accounted for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the the Company's Class A common stock on the date of grant. The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model. The fair value of the employee and outside director stock options which would have been expensed in the years ended December 31, 2005 and 2004 would have been $2.2 million and $1.2 million, respectively.

The Company's pro forma net income and earnings per share would have been as indicated below had the estimated fair value of all option grants on their grant date been charged to salaries, wages and related expense in accordance with SFAS No. 123R for each of the years ended December 31.

(in thousands, except per share data)	2005	2004

Net income, as reported:	$5,186	$3,376
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,235)	(1,185)
Pro forma net income	$2,951	$2,190

Basic earnings per share:
As reported	$0.37	$0.23
Pro forma	$0.21	$0.15

Diluted earnings per share:
As reported	$0.37	$0.23
Pro forma	$0.21	$0.15

On August 31, 2005, the Compensation Committee of the Company's Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. As a result, the vesting of approximately 170,000 previously unvested stock options granted under the Company's Amended and Restated Incentive Stock Plan and its 2003 Incentive Stock Plan was accelerated and all such options became fully exercisable as of August 31, 2005. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123R. This acceleration of vesting did not result in any compensation expense for the Company during 2005; however, without the acceleration of vesting the Company would have been required to recognize compensation expense beginning in 2006 in accordance with SFAS No. 123R. Under the fair value method of SFAS No. 123R, the Company would have recorded $2.2 million, net of tax, for the year ended December 31, 2005, which represents the pro forma compensation expense as well as the effect of the acceleration of the stock options that would be recorded as compensation expense.

The following tables summarize the Company's stock option activity for the fiscal years ended December 31, 2004, 2005 and 2006:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Under option at December 31, 2003	1,229,390	$14.37	75 months	$5,704

Options granted in 2004	196,300	$15.81
Options exercised in 2004	(126,501)	$15.50
Options canceled in 2004	(38,097)	$16.45
Under option at December 31, 2004	1,261,092	$14.42	71 months	$8,072

Options granted in 2005	237,085	$14.11
Options exercised in 2005	(28,081)	$15.86
Options canceled in 2005	(16,583)	$14.99
Under option at December 31, 2005	1,453,513	$14.33	68 months	$1,608

Options granted in 2006	106,300	$13.15
Options exercised in 2006	(19,482)	$12.64
Options canceled in 2006	(252,899)	$15.74
Under option at December 31, 2006	1,287,432	$13.98	68 months	$685

Exercisable at December 31, 2006	1,179,616	$14.07	64 months	$683

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Weighted- Average Exercise Price
$ 8.00 to $13.00	385,939	39 months	$10.08	375,523	$10.04
$13.01 to $16.50	562,806	91 months	$14.48	465,406	$14.75
$16.51 to $21.50	338,687	65 months	$17.61	338,687	$17.61
	1,287,432			1,179,616

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following weighted-average assumptions were used to determine the fair value of the stock options granted for each of the years ended December 31:

	2006	2005	2004
Expected volatility	37.4%	42.2%	50.7%
Risk-free interest rate	4.6% - 5.0%	2.3% - 4.3%	2.3% - 4.3%
Expected lives (in years)	5.0	5.0	5.0

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

The Company issues performance-based restricted stock awards whose vesting is contingent upon meeting certain earnings-per-share targets selected by the Compensation Committee. Determining the appropriate amount to expense is based on likelihood of achievement of the stated targets and requires judgement, including forecasting future financial results. This estimate is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change.

The following tables summarize the Company's restricted stock award activity for the year ended December 31, 2006:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2006	-	$-
Granted	484,984	$12.65
Vested	-	-
Forfeited	(28,000)	-
Unvested at December 31, 2006	456,984	$12.65

Included in the above table is 396,664 restricted stock awards that vest only if the Company achieves an earnings-per-share target of $2.00 by 2010. The underlying performance targets of earnings per share for these restricted stock awards do not begin until the 2007 fiscal year, therefore no compensation expense for these restricted stock awards will be recorded until January 1, 2007.

As of December 31, 2006, the Company had $0.3 million and $0.9 million in unrecognized compensation expense related to stock options and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of approximately 3 years for stock options and 4 years for restricted stock awards.

3.     INVESTMENT IN TRANSPLACE

Effective July 1, 2000, the Company combined its logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. Transplace operates a global transportation logistics service. In the transaction, the Company contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. The Company accounts for its investment using the cost method of accounting, with the investment included in other assets.

During the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. Transplace paid down $0.1 million of principal and all accumulated accrued interest through September 14, 2006 during September 2006. The remaining $2.6 million, 6% interest-bearing note matures January 2009, an extension of the original January 2007 maturity date.

4.     PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2006 and 2005 is as follows:

(in thousands)	Estimated Useful Lives	2006	2005
Revenue equipment	3-8 years	$264,063	$196,331
Communications equipment	5 years	17,565	16,422
Land and improvements	10-24 years	17,483	15,216
Buildings and leasehold improvements	10-40 years	31,069	46,503
Construction in-progress		3,333	6,432
Other	1-5 years	16,150	14,529
		$349,663	$295,433

Depreciation expense amounts were $42.7 million, $39.7 million, and $41.2 million in 2006, 2005, and 2004, respectively.

5.     OTHER ASSETS

A summary of other assets as of December 31, 2006 and 2005 is as follows:

(in thousands)	2006	2005
Covenants not to compete	$2,690	$1,690
Trade name	1,250	330
Customer relationships	3,490	-
Less: accumulated amortization of intangibles	(2,167)	(1,689)
Net intangible assets	5,263	331
Investment in Transplace	10,666	10,666
Note receivable from Transplace	2,642	2,869
Other, net	1,972	1,398
	$20,543	$15,264

6.     LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2006 and 2005:

(in thousands)	2006	2005
Borrowings under the Credit Facility	$104,900	$33,000

In December 2006, the Company entered into a second amended and restated revolving credit agreement, (the "Credit Facility") with a group of banks. The Credit Facility matures in December 2011. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.625% and 1.625% based on cash flow coverage (the applicable margin was 1.25% at December 31, 2006). At December 31, 2006, the Company had LIBOR and Prime borrowings outstanding totaling $94.0 million and $10.9 million, respectively, with a weighted average interest rate of 6.771%. The Credit Facility is guaranteed by the Company and all of its subsidiaries except CRC and Volunteer.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. The Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, which is adjusted quarterly between 0.125% and 0.35% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Facility. As of December 31, 2006, the Company had approximately $35.0 million of available borrowing capacity. At December 31, 2006 and December 31, 2005, the Company had undrawn letters of credit outstanding of approximately $60.1 million and $73.9 million, respectively.

The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow, acquisitions and dispositions, and total indebtedness and is cross-defaulted with the Company's securitization facility. The Company was in compliance with the Credit Facility covenants as of December 31, 2006.

7.     ACCOUNTS RECEIVABLE SECURITIZATION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. The Company can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 31, 2006 and December 31, 2005, the Company had $55.0 million and $47.3 million outstanding, respectively, with weighted average interest rates of 5.3% and 4.4%, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated financial statements.

The Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. The Company was in compliance with the Securitization Facility covenants as of December 31, 2006.

The activity in allowance for doubtful accounts (in thousands) is as follows:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2006	$2,200	$590	$1,299	$1,491

2005	$1,700	$1,598	$1,098	$2,200

2004	$1,350	$547	$197	$1,700

8.     LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

2007	$42,033
2008	34,164
2009	24,642
2010	18,279
2011	8,859
Thereafter	47,322

A portion of the Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the residual guarantees are approximately $45.3 million and $47.4 million at December 31, 2006 and December 31, 2005, respectively. The Company expects its residual guarantees to approximate the expected market value at the end of the lease term.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2006	2005	2004

Revenue equipment rentals	$42,129	$41,379	$36,625
Building and lot rentals	3,508	1,252	1,236
Other equipment rentals	3,311	3,060	3,158
	$48,948	$45,691	$41,019

In April 2006, the Company entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. The Company received proceeds of approximately $29.6 million from the sale of the property, which was used to pay down borrowings under its Credit Agreement and to purchase revenue equipment. In the transaction, the Company entered into a twenty-year lease agreement, whereby it will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease.

9.     INCOME TAXES

Income tax expense from continuing operations for the years ended December 31, 2006, 2005, and 2004 is comprised of:

(in thousands)	2006	2005	2004

Federal, current	$784	$13,344	$17,796
Federal, deferred	3,415	(6,056)	(10,930)
State, current	138	1,205	2,720
State, deferred	245	(490)	(1,134)
	$4,582	$8,003	$8,452

Income tax expense from continuing operations varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2006, 2005, and 2004 as follows:

(in thousands)	2006	2005	2004

Computed "expected" income tax expense	$1,120	$4,786	$4,140
State income taxes, net of federal income tax effect	96	465	1,031
Per diem allowances	2,233	2,591	2,760
Tax contingency accruals	470	542	445
Nondeductible foreign operating loss	294	-	-
Other, net	369	(381)	76
Actual income tax expense	$4,582	$8,003	$8,452

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005

Net deferred tax assets:
Allowance for doubtful accounts	$345	$475
Insurance and claims	13,237	15,493
Net operating loss carryovers	3,375	179
Investments	161	161
Other, net	866	11
Total net deferred tax assets	17,984	16,319

Net deferred tax liabilities:
Property and equipment	50,352	33,305
Intangible and other assets	2,183	766
Other, net	113	-
Total net deferred tax liabilities	52,648	34,071

Net deferred tax liability	$(34,664)	$(17,752)

Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not that the Company will realize the benefits of the deductible differences at December 31, 2006.

On April 20, 2006, the Company completed the appeals process with the IRS related to their 2001 and 2002 audits. Related to this settlement with the IRS, the Company recorded additional income tax expense of approximately $0.5 million for the three months ended June 30, 2006. The Company received a favorable resolution in the Closing Agreement received from the IRS which stated that its wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company.

On September 8, 2006, the IRS, completed their audit fieldwork of the Company's 2003 and 2004 tax returns and has proposed the disallowance, with which the Company has agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, the Company recorded all of the $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS has proposed to disallow the tax benefits associated with insurance premium payments made to the Company's wholly-owned captive insurance subsidiary for the 2003 and 2004 years. Due to the favorable resolution of the 2001 and 2002 IRS audit on this issue, the Company is vigorously defending its position related to this proposed disallowance of tax benefits using all administrative and legal processes available. On October 5, 2006, the Company filed an official Statement of Appeal with the IRS Appeals Office requesting a conference with an IRS Appeals Officer protesting this proposed adjustment related to the disallowance of the Company's deductions for the insurance premiums paid. In 2006, income tax expense of $0.4 million was recorded in the consolidated statements of operations related to this uncertain tax position. If the Company is unsuccessful in defending its position on this deduction, it could ultimately owe taxes totaling $1.7 million related to this issue, for which the Company has currently accrued approximately $0.9 million of income taxes in the consolidated balance sheets at December 31, 2006.

In the normal course of business, the Company is also subject to audits by the state and local tax authorities. The Company believes that it has adequately provided for its future tax consequences based upon current facts and circumstances and current tax law. However, should the Company's tax positions be challenged, different outcomes could result and have a significant impact on the amounts reported in the consolidated statement of operations.

10.     STOCK REPURCHASE PLAN

In May 2006, the Board of Directors approved an extension of the Company's previously approved stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. No shares were purchased under this plan during 2006. During 2005, the Company purchased a total of 720,800 shares with an average price of $16.17. At December 31, 2006, there were 1,154,100 shares still available to purchase under the guidance of this plan. The stock repurchase plan expires June 30, 2007.

11.     DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan under which all of its employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. The Company may make discretionary contributions as determined by a committee of its Board of Directors. The Company contributed approximately $1.2 million, $1.1 million, and $0.9 million in 2006, 2005, and 2004, respectively, to the profit sharing and savings plan.

12.     RELATED PARTY TRANSACTIONS

Transactions involving related parties are as follows:

The Company utilizes outside legal services from one of the members of its Board of Directors. During 2006, 2005, and 2004, the Company paid approximately $597,000, $332,000 and $196,000, respectfully, for legal and consulting services to a firm that employs a member of its Board of Directors.

The Company provides transportation services to Transplace. During 2006, 2005, and 2004, gross revenue from services provided to Transplace was approximately $12.9 million, $14.1 million and $15.0 million, respectively. The accounts receivable balance as of December 31, 2006 was approximately $2.5 million. During the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. Transplace paid down $0.1 million of principal and all accumulated accrued interest through September 14, 2006 during September 2006. The remaining $2.6 million, 6% interest-bearing note matures January 2009, an extension of the original January 2007 maturity date.

A company wholly owned by a relative of a significant shareholder and executive officer operates a "company store" on a rent-free basis in the Company's headquarters building, and uses Covenant service marks on its products at no cost. The Company pays fair market value for all supplies that are purchased which totaled approximately $163,000, $373,000 and $512,000 in 2006, 2005, and 2004 respectively.

13.     DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities- (as amended, "SFAS No. 133"). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

With the Company's acquisition of Star (see Note 14) on September 14, 2006, it assumed an interest rate swap agreement which became effective September 2005. Under this swap contract, the Company paid interest expense at a fixed rate of 5.36% and receive interest income at a variable rate of LIBOR plus 1.25%. This swap was terminated in December 2006.

In 2001, the Company entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt. Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and are not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives are marked to fair value through earnings, in other expense in the accompanying consolidated statements of operations. At December 31, 2006, the swap agreements had expired and there was no liability. At December 31, 2005 the fair value of these interest-rate swap agreements was a minor amount of liability, which was included in accrued expenses in the consolidated balance sheets. The derivative activity, as reported in the consolidated financial statements for the years ended December 31, 2006 and 2005 is summarized in the following table:

(in thousands)	2006	2005

Net liability for derivatives at January 1	$(13)	$(439)

Gain in value of derivative instruments that do not qualify as hedging instruments	13	426

Net liability for derivatives at December 31	$-	$(13)

From time to time, the Company enters into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

14.     ACQUISITION

On September 14, 2006, the Company acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. The acquisition included 614 tractors and 1,719 trailers. The total purchase price of approximately $40.1 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with SFAS No. 141, "Business Combinations". Star's operating results have been accounted for in the Company's consolidated results of operations since the acquisition date.

The following table summarizes the Company's estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Current assets	$10,970
Property and equipment	62,339
Deferred tax assets	275
Other assets - Interest rate swap (See Note 13)	252
Identifiable intangible assets:
Tradename (4-year estimated useful life)	920
Noncompetition agreement (7-year useful life)	1,000
Customer relationships (20-year estimated useful life)	3,490
Goodwill	24,655
Total assets	$103,901

Current liabilities	$13,181
Long-term debt, net of current maturities	36,298
Deferred tax liabilities	14,361
Total liabilities	$63,840

Total purchase price	$40,061

The total purchase price of $40.1 million includes purchase price consideration paid to the selling shareholders of Star, or their respective escrow agents, totaling $38.8 million and $0.3 million of acquisition-related costs, as well as an additional 3-year acquisition obligation note payable totaling $1.0 million to one of the selling shareholders of Star related to her 7-year noncompetition agreement.

The following pro forma financial information reflects the Company's consolidated summarized results of operations as if the acquisition of Star had taken place on January 1, 2006. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

(in thousands, except per share data)	Year ended December 31, 2006
Pro forma revenues	$744,813
Pro forma net income	$389
Pro forma basic and diluted earnings per share	$0.03

15.     COMMITMENTS AND CONTINGENT LIABILITIES

From time to time,the Company is a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

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

Financial risks which potentially subject the Company to concentrations of credit risk consist of deposits in banks in excess of the Federal Deposit Insurance Corporation limits. The Company's sales are generally made on account without collateral. Repayment terms vary based on certain conditions. The Company maintains reserves which it believes are adequate to provide for potential credit losses. The majority of its customer base spans the United States. The Company monitors these risks and believes the risk of incurring material losses is remote.

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations.

16.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands except per share amounts)

Quarters ended	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006

Freight revenue	$129,434	$139,334	$144,148	$159,313
Operating income	350	2,953	3,520	2,806
Net income (loss)	(884)	(398)	795	(894)
Basic earnings (loss) per share	(0.06)	(0.03)	0.06	(0.06)
Diluted earnings (loss) per share	(0.06)	(0.03)	0.06	(0.06)

Quarters ended	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005 (1)

Freight revenue	$123,570	$138,736	$144,681	$148,442
Operating income	276	3,042	3,850	9,898
Net income (loss) before cumulative effect of change in accounting principle	(649)	652	1,217	4,451
Cumulative effect of change in accounting principle	-	-	-	(485)
Net income (loss)	(649)	652	1,217	3,966
Basic earnings (loss) per share before cumulative effect of change in accounting principle	(0.04)	0.05	0.09	0.31
Cumulative effect of change in accounting principle	-	-	-	(0.03)
Basic earnings (loss) per share	(0.04)	0.05	0.09	0.28
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	(0.04)	0.05	0.09	0.31
Cumulative effect of change in accounting principle	-	-	-	(0.03)
Diluted earnings (loss) per share	(0.04)	0.05	0.09	0.28

(1)	Includes a $485 net of tax adjustment for the cumulative effect of a change in accounting principle.