Form 10-Q
period 2007-03-31
COVENANT TRANSPORT INC
filed 2007-05-10
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 7, 2007).

Class A Common Stock, $.01 par value: 11,662,420 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1 - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

COVENANT TRANSPORT, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2007 (unaudited)	December 31, 2006
Current assets:
Cash and cash equivalents	$4,305	$5,407
Accounts receivable, net of allowance of $1,395 in 2007 and $1,491 in 2006	71,092	72,581
Drivers' advances and other receivables, net of allowance of $2,631 in 2007 and $2,598 in 2006	5,568	4,259
Inventory and supplies	4,774	4,985
Prepaid expenses	13,717	11,162
Assets held for sale	26,487	22,581
Deferred income taxes	19,836	16,021
Income taxes receivable	7,198	6.371
Total current assets	152,977	143,367

Property and equipment, at cost	349,491	349,663
Less accumulated depreciation and amortization	(78,149)	(74,689)
Net property and equipment	271,342	274,974

Goodwill	36,210	36,210
Other assets, net	20,337	20,543
Total assets	$480,866	$475,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$49,981	$54,981
Checks outstanding in excess of bank balances	8,597	4,280
Current maturities of acquisition obligation	333	333
Accounts payable and accrued expenses	30,425	30,521
Current portion of insurance and claims accrual	16,715	20,097
Total current liabilities	106,051	110,212

Long-term debt	114,500	104,900
Insurance and claims accrual, net of current portion	15,469	18,002
Deferred income taxes	55,920	50,685
Other long-term liabilities	2,342	2,451
Total liabilities	294,282	286,250

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 and 13,469,090 shares issued; 11,662,420 and 11,650,690 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	92,065	92,053
Treasury stock at cost; 1,806,670 shares and 1,818,400 shares as of March 31, 2007 and December 31, 2006, respectively	(21,443)	(21,582)
Retained earnings	115,803	118,214
Total stockholders' equity	186,584	188,844
Total liabilities and stockholders' equity	$480,866	$475,094

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2007	2006
Revenue:
Freight revenue	$143,542	$129,434
Fuel surcharge revenue	22,850	22,091
Total revenue	$166,392	$151,525

Operating expenses:
Salaries, wages, and related expenses	67,422	58,642
Fuel expense	45,990	41,915
Operations and maintenance	9,598	8,497
Revenue equipment rentals and purchased transportation	15,461	14,678
Operating taxes and licenses	3,879	3,302
Insurance and claims	6,255	8,226
Communications and utilities	2,115	1,591
General supplies and expenses	5,682	4,304
Depreciation and amortization, including gains and losses on disposition of equipment	12,734	10,000
Total operating expenses	169,136	151,155
Operating income (loss)	(2,744)	370
Other (income) expenses:
Interest expense	3,032	1,144
Interest income	(115)	(137)
Other	(82)	(53)
Other expenses, net	2,835	954
Loss before income taxes	(5,579)	(584)
Income tax expense (benefit)	(3,509)	300
Net loss	$(2,070)	$(884)

Loss per share:
Basic and diluted loss per share:	$(0.15)	$(0.06)

Basic and diluted weighted average common shares outstanding	14,005	13,985

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Total Stockholders'	Comprehensive
	Class A	Class B	Capital	Stock	Earnings	Equity	Loss

Balances at December 31, 2006	$135	$24	$92,053	$(21,582)	$118,214	$188,844

Issuance of restricted stock to non-employee directors from treasury stock	-	-	12	139	-	151

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see Note 6)	-	-	-	-	(341)	(341)

Net loss	-	-	-	-	(2,070)	(2,070)	(2,070)

Comprehensive loss for three months ended March 31, 2007							$(2,070)

Balances at March 31, 2007	$135	$24	$92,065	$(21,443)	$115,803	$186,584

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORT, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands)

	Three months ended March 31, (unaudited)
	2007	2006
Cash flows from operating activities:
Net loss	$(2,070)	$(884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	165	158
Depreciation and amortization	12,393	10,140
Amortization of deferred financing fees	65	20
Deferred income taxes (benefit)	1,079	(1,020)
Stock based compensation expense	151	4
Loss (gain) on disposition of property and equipment	341	(140)
Changes in operating assets and liabilities:
Receivables and advances	30	15,965
Prepaid expenses and other assets	(2,556)	2,299
Inventory and supplies	239	(55)
Insurance and claims accrual	(5,915)	(3,455)
Accounts payable and accrued expenses	(878)	3,962
Net cash flows provided by operating activities	3,044	26,994

Cash flows from investing activities:
Acquisition of property and equipment	(23,988)	(44,227)
Proceeds from disposition of property and equipment	11,269	14,542
Payment of acquisition obligation	(83)	-
Net cash flows used in investing activities	(12,802)	(29,685)

Cash flows from financing activities:
Exercise of stock options	-	192
Excess tax benefits from exercise of stock options	-	16
Change in checks outstanding in excess of bank balances	4,317	-
Proceeds from issuance of debt	22,000	10,000
Repayments of debt	(17,400)	(10,000)
Debt refinancing costs	(261)	-
Net cash provided by financing activities	8,656	208

Net change in cash and cash equivalents	(1,102)	(2,483)

Cash and cash equivalents at beginning of period	5,407	3,618

Cash and cash equivalents at end of period	$4,305	$1,135

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date. These consolidated condensed financial statements and notes thereto be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

Note 2.  Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the three month periods ended March 31, 2007 and 2006 equaled net loss.

Note 3.  Segment Information

The Company has one reportable segment under the provisions of Statement of Financial Accounting Standards ("SFAS") No.131, Disclosures about Segments of an Enterprise and Related Information. Each of the Company's transportation service offerings and subsidiaries that meet the quantitative threshold requirements of SFAS No. 131 provides truckload transportation services that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its service offerings and subsidiaries as the condensed consolidated financial statements present the Company's one reportable segment. The Company generates other revenue through a subsidiary that provides freight brokerage services. This operation does not meet the quantitative threshold reporting requirements of SFAS No. 131.

Note 4.  Basic and Diluted Loss per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the three months ended March 31, 2007 and 2006, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2007	2006
Numerator:
Net loss	$(2,070)	$(884)
Denominator:
Denominator for basic earnings per share - weighted- average shares	14,005	13,985
Effect of dilutive securities:
Employee stock options	-	-
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	14,005	13,985
Net loss per share:
Basic and diluted loss per share:	$(0.15)	$(0.06)

Note 5.  Share-Based Compensation

Prior to May 23, 2006, the Company had four stock-based compensation plans. On May 23, 2006, upon the recommendation of the Company's Board of Directors, its stockholders approved the Covenant Transport, Inc. 2006 Omnibus Incentive Plan ("2006 Plan"). The Covenant Transport, Inc. 2006 Omnibus Incentive Plan replaced the Covenant Transport, Inc. 2003 Incentive Stock Plan, Amended and Restated Incentive Stock Plan, Outside Director Stock Option Plan, and 1998 Non-Officer Incentive Stock Plan. The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At March 31, 2007, 440,466 of these 1,000,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Stock-based compensation expense for the three months ended March 31, 2007 and 2006 was approximately $151,000 and $4,000, respectively, and is included in salaries, wages, and related expenses within the consolidated condensed statements of operations. As a result of the acceleration of vesting of all outstanding unvested stock options on August 31, 2005, there was no cumulative effect of initially adopting SFAS No. 123R.

The following tables summarize our stock option activity for the three months ended March 31, 2007:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,287	$13.98	68 months	$685
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(1)	$15.30
Outstanding at end of period	1,286	$13.98	65 months	$599

Exercisable at end of period	1,178	$14.07	61 months	$599

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. No options were granted during the three months ended March 31, 2007 or 2006.

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

The Company issues performance-based restricted stock awards whose vesting is contingent upon meeting certain earnings-per-share targets selected by the Compensation Committee. Determining the appropriate amount to expense is based on likelihood of achievement of the stated targets and requires judgment, including forecasting future financial results. This estimate is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change.

The following tables summarize the Company's restricted stock award activity for the three months ended March 31, 2007:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2007	456,984	$12.65
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2006	456,984	$12.65

As of March 31, 2007, the Company had no unrecognized compensation expense related to stock options or restricted stock awards which is probable to be recognized in the future.

Note 6.  Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. If recognized, $2.0 million of unrecognized tax benefits would impact the Company's effective tax rate.

As previously disclosed, the IRS completed their audit fieldwork of the Company's 2003 and 2004 federal tax returns and has proposed the disallowance, with which the Company has agreed, of approximately $350,000 of costs related to the November 2003 stock offering. During the three months ended June 30, 2006, the Company recorded all of the $0.1 million of income tax expense related to this proposed disallowance of tax benefits. Additionally, the IRS proposed to disallow the tax benefits associated with insurance premium payments made to Volunteer Insurance Limited ("Volunteer"), the Company's wholly-owned captive insurance subsidiary, for the 2003 and 2004 years. Due to receiving the favorable resolution of the 2001 and 2002 IRS audit on this issue, for which the Closing Agreement received from the IRS stated that our wholly-owned captive insurance subsidiary made a valid election under section 953(d) of the Internal Revenue Code and is to be respected as an insurance company, we vigorously defended our position related to this proposed disallowance of tax benefits. On October 5, 2006, we filed an official Statement of Appeal with the IRS Appeals Office. Prior to adoption of FIN 48, we had approximately $0.9 million recorded as a contingent tax liability to fully reserve for the potential tax benefits of the post-2004 fiscal years, as required by SFAS No. 5, Accounting for Contingencies. Upon adoption of FIN 48 on January 1, 2007, we reduced the contingent tax liability related to this transaction to approximately $0.4 million. On March 29, 2007, following conferences with the IRS, the IRS Appeals Officer recommended the IRS' conceding of this case related to this issue. Based on the IRS Appeals Officer's recommendation to concede the IRS' position, the Company revised its measurement of this issue at March 31, 2007 resulting in recognition of the approximate $0.4 million of income tax benefit for the three months ended March 31, 2007 which remained as a contingent tax liability upon adoption of FIN 48 at January 1, 2007.

The Company is subject to United States Federal income tax examinations for the tax years 2003 and forward. The Company files in numerous state tax jurisdictions with varying statutes of limitations. Except related to the outcome of the captive insurance matter discussed in the above paragraph, there were no material changes to the total amount of unrecognized tax benefits for the three months ended March 31, 2007.

Note 7.  Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

From time to time, we enter into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

Note 8.  Property and Equipment

Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is the Company's largest item of depreciation. The Company generally depreciates new tractors (excluding day cabs) over five years to salvage values of 7% to 33% and new trailers over seven years to salvage values of 22% to 39%. The Company annually reviews the reasonableness of its estimates regarding useful lives and salvage values of its revenue equipment and other long-lived assets based upon, among other things, its experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in the Company's estimates, could have a material effect on its results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated condensed statements of operations.

Note 9.  Securitization Facility and Long-Term Debt

Long-term debt and our securitization facility consisted of the following at March 31, 2007 and December 31, 2006:

(in thousands)	March 31, 2007	December 31, 2006

Securitization Facility	$49,981	$54,981

Borrowings under Credit Facility	$114,500	$104,900
Total long-term debt	114,500	104,900
Less current maturities	-	-
Long-term debt, less current portion	$114,500	$104,900

In December 2006, the Company entered into a second amended and restated revolving credit agreement, (the "Credit Facility") with a group of banks. The Credit Facility matures in December 2011. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.625% and 1.625% based on cash flow coverage (the applicable margin was 1.25% at March 31, 2007). At March 31, 2007, the Company had borrowings outstanding under the Credit Facility totaling $114.5 million with a weighted average interest rate of 6.724%. The Credit Facility is guaranteed by the Company and all of its subsidiaries except CVTI Receivables Corp. ("CRC") and Volunteer.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. The Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, which is adjusted quarterly between 0.125% and 0.35% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Facility. At March 31, 2007 and December 31, 2006, the Company had undrawn letters of credit outstanding of approximately $60.1 million. As of March 31, 2007, the Company had approximately $25.4 million of available borrowing capacity.

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. The Company can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2007 and December 31, 2006, the Company had $50.0 million and $55.0 million outstanding, respectively, with weighted average interest rates of 5.3% for both dates, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with the covenants as of March 31, 2007.

Note 10.  Acquisition

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

The following table summarizes the Company's estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Current assets	$10,970
Property and equipment	62,339
Deferred tax assets	275
Other assets - Interest rate swap	252
Identifiable intangible assets:
Tradename (4-year estimated useful life)	920
Noncompetition agreement (7-year useful life)	1,000
Customer relationships (20-year estimated useful life)	3,490
Goodwill	24,655
Total assets	$103,901

Current liabilities	$13,181
Long-term debt, net of current maturities	36,298
Deferred tax liabilities	14,361
Total liabilities	$63,840

Total purchase price	$40,061

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

The following pro forma financial information reflects our summarized consolidated condensed results of operations for the three months ended March 31, 2006 as if the acquisition of Star had taken place on January 1, 2006. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

(in thousands, except per share data)	Three months ended March 31, 2006
Pro forma revenues	$174,740
Pro forma net income	$436
Pro forma basic and diluted earnings per share	$0.03

Note 11.  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the expected impact of SFAS No. 159 in the consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact in the consolidated condensed financial statements.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007 (See Note 6).

Note 12.  Commitments and Contingencies

From time to time, the Company is a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated condensed financial statements.

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

Except for certain historical information contained herein, this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, profit margins, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for our business realignment or future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic or competitive conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2006, as supplemented in Part II below.

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

Executive Overview

We are one of the ten largest truckload carriers in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. Currently, we categorize our business with five major transportation service offerings: Expedited long haul service, Refrigerated service, Dedicated service, Covenant regional solo-driver service, and Star regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers. We also generate revenue through a subsidiary that provides freight brokerage services.

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star's operating results have been accounted for in the Company's consolidated condensed financial statements since the acquisition date. Star's total revenue for the three months ended March 31, 2007 was $23.6 million, representing approximately 14.2% of our consolidated total revenue.

For the three months ended March 31, 2007, total revenue increased $14.9 million, or 9.8%, to $166.4 million from $151.5 million in the 2006 period. Freight revenue, which excludes revenue from fuel surcharges, increased $14.1 million, or 10.9%, to $143.5 million in the 2007 period from $129.4 million in the 2006 period. We experienced a net loss of $2.1 million, or $0.15 per share, for the first three months of 2007, compared with a net loss of $0.9 million, or $0.06 per share, for the first three months of 2006.

For the three months ended March 31, 2007, our average freight revenue per tractor per week, our main measure of asset productivity, increased 1.8%, to $2,992 compared to $2,938 in the same period of 2006. The increase was primarily generated by a 0.8% increase in average freight revenue per total mile, and a 1.2% increase in average miles per tractor, offset by a 0.4% increase in non-revenue miles. Weighted average tractors increased 7.6% to 3,686 in the 2007 period from 3,426 in the 2006 period, primarily as a result of the Star acquisition. The freight market was very competitive during the first quarter of 2007, with significant pressure on freight rates, soft demand for capacity, and a material increase in the re-bidding of service requirements by customers. In addition, severe winter weather affected equipment utilization in February and early March of 2007.

Our after-tax costs on a per-mile basis increased 2.6%, or $.035 per mile, compared with the first three months of 2006. The main factors were a $.034 per mile increase in compensation expense, (driven primarily by increases in driver pay from the better retention of experienced drivers, and office salaries in the growth of our brokerage subsidiary and severance payments and additional headcount related to our realignment efforts), a $.014 per mile increase in net fuel expense associated with increasing fuel prices and a less effective fuel surcharge program due to an increase in broker freight, a $.009 per mile increase in general supplies and expenses, (primarily related to the increase in building rent resulting from our building sale leaseback transaction in April 2006), a $0.018 per mile increase in depreciation and amortization expense (resulting primarily from the acquisition of tangible and intangible assets of Star and a reduction in gain on sale of revenue equipment), and a $0.017 per mile increase in interest expense related to the additional debt from the September 2006 acquisition of Star. These increases were partially offset by a $.026 per mile decrease in our insurance and claims expense (resulting from positive claims experience), as well as a $.037 per mile decrease in income tax expense.

During 2005, we began the formal realignment of our business into distinct service offerings: Expedited long haul, Refrigerated, Dedicated, and Regional solo-driver. We manage and operate each service offering separately, each under the authority of a general manager. In addition, we added the Star Regional solo-driver service offering with our acquisition of Star. Our freight brokerage operation is also managed and operated as a separate subsidiary.

For the three months ended March 31, 2007, results of the business realignment on each service offering include the following, as compared to the results we had achieved for the three months ended March 31, 2006:

•
Expedited long haul service. We increased the fleet by approximately 13%, primarily through the January 2007 assimilation of the former Covenant Refrigerated service offering's team-driver trucks into this service offering. We expanded the length of haul to reflect a renewed focus on transcontinental loads. Average freight revenue per total mile has remained basically flat with last year, although the length of haul has expanded about 5%.

•
Refrigerated service. In January 2007, we assimilated the single-driver trucks from our former Covenant Refrigerated service offering into our Southern Refrigerated Transport ("SRT") service offering. The addition of the unprofitable Covenant Refrigerated operations into SRT resulted in a deterioration of SRT's performance, primarily due to a significant increase in freight from freight brokers to keep trucks loaded and to migrate the Covenant Refrigerated trucks to the SRT lanes. We expect SRT to gradually reduce its dependency on broker freight throughout the year.

•
Dedicated service. We increased the fleet by approximately 6% and kept the average length of haul and miles per truck relatively flat. Average freight revenue per total mile increased almost 3%. As of March 31, 2007, we have renegotiated 83% of the Dedicated service offering's contracts with more favorable terms, and we expect to negotiate most of the remainder during the next few quarters. We also addressed a problem on one dedicated fleet that temporarily idled about 50 trucks, but we believe this has been solved. Although we have expectations for meaningful improvement for the rest of the year, the soft freight environment has begun to impact the dedicated arena and more customers are attempting to take advantage of the soft freight market. On the other hand, the bid pipeline for dedicated business continues to look very promising.

•
Covenant regional solo-driver service. We decreased the fleet by approximately 500 trucks or 46%, decreased the length of haul by approximately 14% to 512 miles, and increased miles per truck by almost 16% compared with the first quarter of 2006. Average freight revenue per total mile remained flat. The freight mix within our regional service offering changed substantially, as we have worked to reposition several hundred tractors around freight centers and driver domiciles. We have reduced our dependence on brokered freight and believe the network is beginning to stabilize, represented by an approximate 14% increase in average freight revenue per tractor per week compared with the first quarter of 2006. Substantial additional improvements are needed for this service offering to become profitable.

•
Star regional solo-driver service. On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star's total revenue for the quarter ended March 31, 2007 totaled approximately $23.6 million. Soft freight demand in the southeast affected Star, which had to rely on brokered freight to keep its trucks moving.

•
Brokerage freight service. Late in the first quarter of 2006, we initiated our freight brokerage operation and hired a Vice President and General Manager of this separate subsidiary operating as Covenant Transport Solutions, Inc. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our service offerings. This service has been useful as we continue to realign trucks between service offerings and subsidiaries and in the management of our freight mix toward preferred lanes. Since inception, the loads and revenues provided by this operation have grown each quarter.

At March 31, 2007, we had $186.6 million in stockholders' equity and $164.5 million in balance sheet debt for a total debt-to-capitalization ratio of 46.9% and a book value of $13.32 per share.

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

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. Fluctuations in results may be ongoing as major activities within the realignment are expected to continue throughout 2007. Our primary goal for 2007 is to improve our operating ratio by 100 to 200 basis points versus the full year of 2006. Due to slower than anticipated freight volumes and the resulting concern regarding capacity supply and demand in the marketplace, this goal for 2007 may be difficult to achieve, although we have not formally changed that goal. Our expectation is that the combination of 1) the downsizing of the Covenant regional solo-driver service offering during the second half of 2006, 2) reallocating non-performing assets from the Covenant refrigerated service offering to SRT and Covenant's expedited long haul service offering which occurred in January 2007, 3) aggressively improving Covenant's dedicated service offering's profitability as contracts expire, and 4) reducing overhead and capital costs in all non-performing areas, should produce earnings improvement during the second half of 2007, assuming an improvement in freight demand and little increase in industry-wide trucking capacity leads to a more favorable operating environment.

Revenue Equipment

We operate approximately 3,693 tractors and 9,524 trailers. Of our tractors, at March 31, 2007, approximately 2,743 were owned, 806 were financed under operating leases, and 144 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at March 31, 2007, approximately 2,494 were owned and approximately 7,030 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

During 2006, we replaced approximately 2,000 tractors, or approximately 55% of our Company-owned tractor fleet. This is a substantially greater percentage than the number of tractors we would normally have replaced and resulted in a substantial increase over normal replacement capital expenditures. We increased our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended March 31,			Three Months Ended March 31,
	2007	2006		2007	2006
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	40.5	38.7	Salaries, wages, and related expenses	47.0	45.3
Fuel expense	27.6	27.7	Fuel expense (1)	16.1	15.3
Operations and maintenance	5.8	5.6	Operations and maintenance	6.7	6.6
Revenue equipment rentals and purchased transportation	9.3	9.7	Revenue equipment rentals and purchased transportation	10.8	11.3
Operating taxes and licenses	2.3	2.2	Operating taxes and licenses	2.7	2.6
Insurance and claims	3.8	5.4	Insurance and claims	4.4	6.4
Communications and utilities	1.3	1.0	Communications and utilities	1.5	1.2
General supplies and expenses	3.4	2.8	General supplies and expenses	4.0	3.3
Depreciation and amortization	7.7	6.6	Depreciation and amortization	8.9	7.7
Total operating expenses	101.6	99.8	Total operating expenses	101.9	99.7
Operating income (loss)	(1.6)	0.2	Operating income (loss)	(1.9)	0.3
Other expense, net	1.7	0.6	Other expense, net	2.0	0.7
Loss before income taxes	(3.4)	(0.4)	Loss before income taxes	(3.9)	(0.5)
Income tax expense (benefit)	(2.1)	0.2	Income tax expense (benefit)	(2.4)	0.2
Net loss	(1.2)%	(0.6)%	Net loss	(1.4)%	(0.7)%

(1)
Freight revenue is total revenue less fuel surcharge revenue. Fuel surcharge revenue is shown netted against the fuel expense category ($22.9 million and $22.1 million in the three months ended March 31, 2007 and 2006, respectively).

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THREE MONTHS ENDED MARCH 31, 2006

For the quarter ended March 31, 2007, total revenue increased $14.9 million, or 9.8%, to $166.4 million from $151.5 million in the 2006 period. Total revenue includes $22.9 million and $22.1 million of fuel surcharge revenue in the 2007 and 2006 periods, respectively. For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and an average length of haul of approximately 432 miles. We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes and terminal locations as it had prior to our acquisition. The acquisition included 614 tractors and 1,719 trailers. Star's operating results have been accounted for in the Company's results of operations since the acquisition date. Star's total revenue for the quarter ended March 31, 2007 totaled approximately $23.6 million, which is included in our consolidated condensed statements of operations for the quarter ended March 31, 2007. Star's cost structure is similar to that of our additional operating subsidiaries, and therefore has a minimal impact on expenses as a percentage of freight revenue on the following discussion and analysis of revenues and costs of our consolidated entities.

Freight revenue increased $14.1 million, or 10.9%, to $143.5 million in the three months ended March 31, 2007, from $129.4 million in the same period of 2006. Utilization at the beginning of the quarter was seasonally strong, and then weather conditions and the competitive environment worsened. As a result, average freight revenue per tractor per week, our main measure of asset productivity, increased 1.8%, to $2,992 in the first three months of 2007 compared to $2,938 in the same period of 2006 as average freight revenue per loaded mile increased 1.1% and average miles per tractor increased 1.2%. An increase in volume from freight brokers increased our rates because fuel surcharges are not separately stated in the generally lower broker rates and instead are included in freight revenue per mile. Weighted average tractors increased 7.6% to 3,686 in the 2007 period from 3,426 in the 2006 period. Excluding the acquisition of Star, we continued to constrain the size of our tractor fleet to achieve greater fleet utilization and improved profitability. In general, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.

Salaries, wages, and related expenses increased $8.8 million, or 15.0%, to $67.4 million in the 2007 period, from $58.6 million in the 2006 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 47.0% in the 2007 period, from 45.3% in the 2006 period. The increase was largely attributable to improved driver retention that resulted in higher wages for more experienced drivers, salaries for personnel in our growing non-asset based brokerage subsidiary, and additional office salaries and severance payments related to our business realignment. Driver pay increased $5.8 million to $46.1 million in the 2007 period, from $40.3 million in the 2006 period. This resulted in increased driver pay on a cost per mile basis of 14.4% in the 2007 period over the 2006 period. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, increased $3.0 million to $21.4 million in the 2007 period from $18.4 million in the 2006 period. These non-driver payroll expenses increased to 14.9% of freight revenues in the 2007 period from 14.2% of freight revenues in the 2006 period.

Fuel expense, net of fuel surcharge revenue of $22.9 million in the 2007 period and $22.1 million in the 2006 period, increased $3.3 million, or 16.7%, to $23.1 million in the 2007 period, from $19.8 million in the 2006 period. As a percentage of freight revenue, net fuel expense increased to 16.1% in the 2007 period from 15.3% in the 2006 period. Diesel fuel prices increased sharply toward the end of the 2007 quarter. Fuel surcharges amounted to $0.21 per total mile in both the 2007 and 2006 periods, respectively. In the 2007 period, we had a lower surcharge collection rate due primarily to the increase in freight obtained through brokers. Our total miles increased about 9% while our fuel surcharge revenue only increased 3% with a resulting net effect being that our fuel expense, net of surcharge increased approximately $.014 per mile. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.1 million to $9.6 million in the 2007 period from $8.5 million in the 2006 period. As a percentage of freight revenue, operations and maintenance remained essentially constant at 6.7% in the 2007 period and 6.6% in the 2006 period.

Revenue equipment rentals and purchased transportation increased $0.8 million, or 5.3%, to $15.5 million in the 2007 period, from $14.7 million in the 2006 period. As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 10.8% in the 2007 period from 11.3% in the 2006 period. Payments to third-party transportation providers from our brokerage subsidiary were $1.7 million in the 2007 period, compared to zero in the 2006 period, before we began operating our brokerage subsidiary. Tractor and trailer equipment rental and other related expenses decreased $0.4 million, to $9.6 million compared with $10.0 million in the same period of 2006. We had financed approximately 806 tractors and 7,030 trailers under operating leases at March 31, 2007, compared with 1,241 tractors and 7,138 trailers under operating leases at March 31, 2006. Payments to independent contractors decreased $0.3 million, or 6.4%, to $4.4 million in the 2007 period from $4.7 million in the 2006 period, mainly due to a slight decrease in the independent contractor fleet.

Operating taxes and licenses increased $0.6 million, or 17.5%, to $3.9 million in the 2007 period from $3.3 million in the 2006 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.7% in the 2007 period versus 2.6% in the 2006 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $1.9 million, or 24.0%, to approximately $6.3 million in the 2007 period from approximately $8.2 million in the 2006 period. As a percentage of freight revenue, insurance and claims decreased to 4.4% in the 2007 period from 6.4% in the 2006 period. The decrease was due to a reduction in our casualty claims accrual resulting from several quarters of improved safety results that have changed our actuarial estimate of unpaid claims. Consistent with the 2006 period, we recorded a $1.0 million rebate from our insurance carrier due to management's issuing a contractual release to the insurance provider, related to achieving certain monetary claim targets for our casualty policy in the policy year ended February 28, 2007. For the remainder of 2007, assuming continued positive claims experience, we expect insurance and claims expense should be in the range of 7.5 to 8.5 cents per mile.

In general, for casualty claims, we have insurance coverage up to $50.0 million per claim. For the 2006 period and through February 28, 2007, we were self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which resulted in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold was reached. We renewed our casualty program as of February 28, 2007. Subsequent to the renewal, we are self-insured for personal injury and property damage claims for amounts up to the first $4.0 million. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, the development of claims over time, and other factors. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense increased to $2.1 million in the 2007 period from $1.6 million in the 2006 period. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.5% and 1.2% in the 2007 and 2006 periods, respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.4 million to $5.7 million in the 2007 period from $4.3 million in the 2006 period. As a percentage of freight revenue, general supplies and expenses increased to 4.0% in the 2007 period from 3.3% in the 2006 period. Of this increase, $0.7 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006 as described more fully in the following paragraph.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Facility and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease and recorded as an offset to building rent on our consolidated condensed statements of operations.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $2.7 million, or 27.3%, to $12.7 million in the 2007 period from $10.0 million in the 2006 period. As a percentage of freight revenue, depreciation and amortization increased to 8.9% in the 2007 period from 7.7% in the 2006 period. The increase related to several factors including an increase in the number of owned tractors and trailers in the 2007 period, a softer market for used equipment resulting in a loss of $0.3 million in the 2007 period compared to a gain of $0.1 million in the 2006 period, and increased amortization expense of $0.3 million related to the identifiable intangibles acquired with our Star acquisition on September 14, 2006. Partially offsetting these increases was a decrease of $0.2 million in depreciation expense for the 2007 period resulting from the April 2006 sale leaseback transaction involving our Chattanooga facility as compared to the 2006 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133. Other expense, net, increased $1.9 million, to $2.8 million in the 2007 period from $0.9 million in the 2006 period. The increase relates primarily to increased net interest expense of $1.9 million resulting from the additional borrowings related to the Star acquisition.

Our income tax benefit was $3.5 million for the 2007 period compared to income tax expense of $0.3 million for the 2006 period. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001. Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. In addition, we received a net tax benefit compared with the 2006 period because the 2006 period had included a disallowance of $0.1 million relating to nondeductible offering expenses and because we reversed a contingent tax accrual effective March 31, 2007 based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor. This concession resulted in recognition of approximately $0.4 million of income tax benefit for the three months ended March 31, 2007.

Primarily as a result of the factors described above, we experienced net losses of $2.1 million and $0.9 million in the 2007 and 2006 periods, respectively. As a result of the foregoing, our net loss as a percentage of freight revenue deteriorated to (1.4%) in the 2007 period from (0.7%) in the 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and Credit Facility, cash flows from operations, and long-term operating leases. Our primary sources of liquidity at March 31, 2007, were funds provided by operations, proceeds from the sale of used revenue equipment, proceeds under the Securitization Facility and borrowings under our Credit Facility, each as defined in Note 9 to our consolidated condensed financial statements contained herein, and operating leases of revenue equipment. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our Credit Facility and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $3.0 million in the 2007 period and $27.0 million in the 2006 period. Our cash from operating activities was lower in 2007 primarily due to less efficient collection of receivables, which resulted in an approximately $16.0 million reduction in cash from operating activities in the 2007 period. In addition, during the 2007 period, we paid one year of prepaid casualty insurance premiums equaling $4.0 million, while in the 2006 period all of our prepaid casualty insurance premiums had been paid as part of a two-year policy that began in 2005.

Net cash used in investing activities was $12.8 million in the 2007 period and $29.7 million in the 2006 period in each case relating primarily to net purchases of property and equipment. Assuming that we proceed as planned with minimal new tractor and trailer purchase activity during 2007, that we dispose of assets held for sale during 2007 at expected prices, and that we do not complete any business acquisitions, we expect our capital expenditures, net of proceeds of dispositions, to drop to a range of $10 million to $15 million for 2007 from $100 million in 2006.

Net cash provided by financing activities was $8.7 million in the 2007 period, as we borrowed additional funds primarily to fund the exercise of purchase options available at the end of certain revenue equipment leases. Net cash provided by financing activities was $0.2 million in the 2006 period. At March 31, 2007, the Company had outstanding balance sheet debt of $164.5 million, primarily consisting of $114.5 million drawn under the Credit Facility and approximately $50.0 million from the Securitization Facility. Interest rates on this debt range from 5.3% to 6.7%.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. No shares were purchased under this plan during the first quarter of 2007. At March 31, 2007, there were 1,154,100 shares still available to purchase under the guidance of this plan. The stock repurchase plan expires June 30, 2007.

Material Debt Agreements

In December 2006, we entered into our Credit Facility with a group of banks. The Credit Facility matures in December 2011. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.625% and 1.625% based on cash flow coverage (the applicable margin was 1.250% at March 31, 2007). At March 31, 2007, the Company had borrowings outstanding under the Credit Facility totaling $114.5 million with a weighted average interest rate of 6.724%. The Credit Facility is guaranteed by the Company and all of its subsidiaries except CVTI Receivables Corp. ("CRC") and Volunteer.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. The Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, which is adjusted quarterly between 0.125% and 0.35% per annum based on cash flow coverage, is due on the daily unused portion of the Credit Facility. At March 31, 2007 the Company had undrawn letters of credit outstanding of approximately $60.1 million. At March 31, 2007, the Company had approximately $25.4 million of available borrowing capacity.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. We can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2007 and December 31, 2006, the Company had $50.0 million and $55.0 million outstanding, respectively, with weighted average interest rates of 5.3% for both dates, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. These agreements are cross-defaulted. We were in compliance with the covenants of the Credit Facility and Securitization Facility as of March 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, the Company airplane and certain real estate. At March 31, 2006, we had financed approximately 806 tractors and 7,030 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments in respect of such vehicles are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation." Our revenue equipment rental expense was $9.4 million for the 2007 period, compared to $10.0 million for the 2006 period. The total amount of remaining payments under operating leases as of March 31, 2007, was approximately $159.3 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. As of March 31, 2007, the maximum amount of the residual value guarantees was approximately $33.1 million. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the consolidated condensed financial statements is contained in Note 1 of the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2006. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Our critical accounting policies include the following:

Revenue Recognition - Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Depreciation of Revenue Equipment - Depreciation is determined using the straight-line method over the estimated useful lives of the assets and was approximately $11.3 million on tractors and trailers in the first three months of 2007. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 7% to 33% and new trailers over seven years to salvage values of 22% to 39%. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in our useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our consolidated condensed statements of operations.

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

Assets Held for Sale - Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell these assets within twelve months.

Accounting for Investments - Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc ("Transplace"). Transplace operates a global transportation logistics service. In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of March 31, 2007, no such charge had been recorded. However, we are continuing to evaluate this investment for impairment as our evaluation of the value of this investment had been steadily declining over the last few fiscal quarters until recent cash flow improvements steadied this decline in recent months. As such, we do not currently believe that an impairment charge will be warranted in the near term. We will continue to evaluate this investment for impairment on a quarterly basis. Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2009, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. If recognized, $2.0 million of unrecognized tax benefits would impact the Company's effective tax rate.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance. Based on forecasted income, no valuation reserve has been established at March 31, 2007, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. Should our tax positions be challenged, different outcomes could result and could have a significant impact on the amounts reported through our consolidated condensed statements of operations.

Performance-based Employee Stock Compensation - Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, under which we estimate compensation expense that is recognized in our consolidated statements of operations for the fair value of employee stock-based compensation related to grants of performance-based stock options and restricted stock awards. This estimate requires various subjective assumptions, including probability of meeting the underlying performance-based earnings per share targets and estimating forfeitures. If any of these assumptions change significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. In addition, new emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices. The cost of fuel also has risen substantially over the past three years, although we believe at least some of this increase reflects world events rather than underlying inflationary pressure. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and to limit the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since the first round of additional regulation in 2002. As of March 31, 2007, we are not operating any tractors with the 2007-compliant engines, and our substantial "pre-buy" in 2006 has reduced our need to acquire new tractors in the near-term. Compliance with the 2007 standards is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain from freight brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for the first quarter of 2007 were covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable rate obligations consist of our Credit Facility and our Securitization Facility. Borrowings under the Credit Facility, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.75% and 1.25% based on a consolidated leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.25% at March 31, 2007. At March 31, 2007, we had variable borrowings of $114.5 million outstanding under the Credit Facility. Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At March 31, 2007, borrowings of approximately $50.0 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Facility and Securitization Facility at March 31, 2007 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $1.6 million.

ITEM 4.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.
RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2006, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. In addition to the risk factors set forth on our Form 10-K, we believe that the following additional issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook:

We may not be able to renew Dedicated service offering contracts on the terms and schedule we expect.

As part of the plan to improve profitability and increase the average freight revenue per tractor per week in our Dedicated service offering, we are attempting to renew and negotiate contracts covering the Dedicated fleet. The current freight environment has resulted in increased competition for these contracts, which has in turn placed more pressure on rates. If contract renewals do not proceed on an acceptable basis, we may not be successful in executing this plan on the terms and schedule we expect.

We may not be able to cause the performance of Star Transportation, Inc. to return to historical levels.

The profitability of our Star Transportation subsidiary has declined substantially since we acquired Star in September 2006. We believe the primary factor has been lack of freight demand in the southeast U.S., where Star's operations are concentrated. However, other factors may be contributing, as well. We may not be able to cause Star to operate at its former level of profitability. If we do not, our financial results may suffer and we could be forced to write-down all or a portion of the goodwill associated with the Star acquisition.

We may not be able to successfully integrate the former operations of our Covenant Refrigerated service offering into our SRT and Expedited Long-Haul operations.

In the first quarter of 2007, we reallocated the assets formerly operated by our Covenant Refrigerated service offering to our SRT and Expedited long haul service offerings. The Covenant Refrigerated service offering had produced significant losses, and absorbing these operations adversely affected the results in our SRT and Expedited long haul service offerings. Particularly in the SRT service offering, we were forced to rely on freight from freight brokers to haul adequate loads and to move the trucks to lanes where SRT operates. Improving SRT's results will require reducing the percentage of freight derived from freight brokers. We may not be successful in reducing our dependency on broker freight or in returning our SRT and Expedited long haul service offerings to their historical levels of profitability.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended Bylaws dated September 27, 1994
4.1	(1)	Restated Articles of Incorporation
4.2	(1)	Amended Bylaws dated September 27, 1994
10.1	#	Covenant Transport, Inc. 2007 Named Executive Bonus Program, dated February 28, 2007
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
References:
(1)	Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORT, INC.

Date: May 9, 2007	By:	/s/ Joey B. Hogan
Joey B. Hogan
Executive Vice President and Chief Financial Officer,
in his capacity as such and on behalf of the issuer.