Form 10-Q
period 2007-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2007-08-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number:  0-24960

COVENANT TRANSPORTATION GROUP, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 7, 2007).

  Class A Common Stock, $.01 par value: 11,676,298 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2007 (unaudited)	December 31, 2006
Current assets:
Cash and cash equivalents	$4,804	$5,407
Accounts receivable, net of allowance of $1,192 in 2007 and $1,491 in 2006	74,604	72,581
Drivers' advances and other receivables, net of allowance of $2,658 in 2007 and $2,598 in 2006	5,649	4,259
Inventory and supplies	4,592	4,985
Prepaid expenses	11,055	11,162
Assets held for sale	17,039	22,581
Deferred income taxes	25,278	16,021
Income taxes receivable	4,770	6,371
Total current assets	147,791	143,367

Property and equipment, at cost	357,131	349,663
Less accumulated depreciation and amortization	(90,806)	(74,689)
Net property and equipment	266,325	274,974

Goodwill	36,210	36,210
Other assets, net	19,847	20,543
Total assets	$470,173	$475,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility (See Note 10)	$53,981	$54,981
Credit facility (See Note 10)	108,000	-
Checks outstanding in excess of bank balances	4,076	4,280
Current maturities of acquisition obligation	333	333
Accounts payable and accrued expenses	34,117	30,521
Current portion of insurance and claims accrual	18,808	20,097
Total current liabilities	219,315	110,212

Long-term debt (See Note 10)	-	104,900
Insurance and claims accrual, net of current portion	18,336	18,002
Deferred income taxes	54,454	50,685
Other long-term liabilities	2,513	2,451
Total liabilities	294,618	286,250

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 11,676,298 and 11,650,690 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	92,127	92,053
Treasury stock at cost; 1,792,792 shares and 1,818,400 shares as of June 30, 2007 and December 31, 2006, respectively	(21,278)	(21,582)
Retained earnings	104,547	118,214
Total stockholders' equity	175,555	188,844
Total liabilities and stockholders' equity	$470,173	$475,094
The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2007	2006	2007	2006
Revenue:
Freight revenue	$151,033	$139,344	$294,575	$268,778
Fuel surcharge revenue	26,412	30,018	49,262	52,109
Total revenue	$177,445	$169,362	$343,837	$320,887

Operating expenses:
Salaries, wages, and related expenses	69,149	64,421	136,571	123,063
Fuel expense	52,136	50,301	98,126	92,217
Operations and maintenance	10,402	8,774	20,000	17,271
Revenue equipment rentals and purchased transportation	15,850	15,458	31,312	30,136
Operating taxes and licenses	3,532	3,465	7,411	6,767
Insurance and claims	14,507	8,187	20,762	16,414
Communications and utilities	1,852	1,527	3,967	3,117
General supplies and expenses	5,838	5,740	11,520	10,044
Depreciation and amortization, including gains and losses on disposition of equipment	13,586	8,516	26,320	18,515
Asset impairment charge	1,665	0	1,665	0
Total operating expenses	188,517	166,389	357,654	317,544
Operating income (loss)	(11,072)	2,973	(13,817)	3,343
Other (income) expenses:
Interest expense	2,975	1,095	6,006	2,239
Interest income	(110)	(122)	(225)	(259)
Other	(34)	(22)	(116)	(75)
Other expenses, net	2,831	951	5,665	1,905
Income (loss) before income taxes	(13,903)	2,022	(19,482)	1,438
Income tax expense (benefit)	(2,646)	2,420	(6,155)	2,721
Net income (loss)	$(11,257)	$(398)	$(13,327)	$(1,283)

Loss per share:
Basic and diluted loss per share:	$(0.80)	$(0.03)	$(0.95)	$(0.09)

Basic and diluted weighted average common shares outstanding	14,019	13,997	14,011	13,991

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Total Stockholders'	Comprehensive
	Class A	Class B	Capital	Stock	Earnings	Equity	Loss

Balances at December 31, 2006	$135	$24	$92,053	$(21,582)	$118,214	$188,844

Issuance of restricted stock to non-employee directors from treasury stock	-	-	(4)	304	-	300

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 7)	-	-	-	-	(340)	(340)

SFAS No. 123R stock-based employee compensation cost			78			78

Net loss	-	-	-	-	(13,327)	(13,327)	(13,327)

Comprehensive loss for six months ended June 30, 2007							$(13,327)

Balances at June 30, 2007	$135	$24	$92,127	$(21,278)	$104,547	$175,555

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands)

	Six months ended June 30, (unaudited)
	2007	2006
Cash flows from operating activities:
Net loss	$(13,327)	$(1,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	377	292
Depreciation and amortization, including impairment charge	27,084	20,174
Amortization of deferred financing fees	130	40
Deferred income taxes (benefit)	(5,828)	(1,021)
Loss (gain) on disposition of property and equipment	901	(1,659)
Non-cash stock compensation	378	62
Changes in operating assets and liabilities:
Receivables and advances	(2,221)	8,107
Prepaid expenses and other assets	249	3,614
Inventory and supplies	384	5
Insurance and claims accrual	(955)	(4,928)
Accounts payable and accrued expenses	2,165	890
Net cash flows provided by operating activities	9,337	24,293

Cash flows from investing activities:
Acquisition of property and equipment	(39,422)	(77,757)
Proceeds from building sale leaseback	-	29,630
Proceeds from disposition of property and equipment	28,015	31,090
Payment of acquisition obligation	(167)	-
Net cash flows used in investing activities	(11,574)	(17,037)

Cash flows from financing activities:
Exercise of stock options	-	192
Excess tax benefits from exercise of stock options	-	17
Change in checks outstanding in excess of bank balances	(204)	-
Proceeds from issuance of debt	40,500	36,500
Repayments of debt	(38,400)	(45,000)
Debt refinancing costs	(262)	-
Net cash provided by financing activities	1,634	(8,291)

Net change in cash and cash equivalents	(603)	(1,035)

Cash and cash equivalents at beginning of period	5,407	3,618

Cash and cash equivalents at end of period	$4,804	$2,583

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.               Basis of Presentation

The consolidated condensed financial statements include the accounts of Covenant Transportation Group, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2006 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date.  These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Certain prior period financial statement balances have been reclassified to conform to the current period's classification.

Note 2.                      Liquidity

As discussed in Note 10, the Company’s Credit Facility and Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, leverage, acquisitions and dispositions, and total indebtedness. At June 30, 2007, the Company was in compliance with the covenants of the Credit Facility and Securitization Facility, except for violating the minimum tangible net worth, fixed charge coverage ratio, and leverage ratio covenants in the Credit Facility. These violations were waived on July 27, 2007. Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility.  The Company is currently in discussions with the bank group to modify the financial covenants in the Credit Facility to levels better aligned with the Company’s expected ability to maintain compliance.  Without further modification, the Company anticipates that it would be in default with one or all of these same covenants in the quarter ending September 30, 2007. Pursuant to Emerging Issues Task Force Issue 86-30, Classification of Obligations When a Violation is Waived by the Creditor (EITF 86-30), the Company has classified the Credit Facility debt as a current liability. The waiver is viewed only as a grace period because the Company has not yet obtained an amendment to the Credit Facility covenants which would allow the Company to conclude that the Company would be in compliance with all of its Credit Facility covenants in the quarter ending September 30, 2007. If the Company either fails to obtain the amendment or if it experiences future defaults under our Credit Facility, its bank group could cease making further advances, declare its debt to be immediately due and payable, impose significant restrictions and requirements on its operations, and institute foreclosure procedures against their security. If the Company was required to obtain waivers of defaults, the Company may incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, it may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or the Company may have to issue equity securities, which would dilute stock ownership. Even if new financing is made available to the Company, it may not be available on acceptable terms. As a result, the Company’s liquidity, financial condition, and results of operations would be adversely affected.

Note 3.                      Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive earnings (loss) for the six month periods ended June 30, 2007 and 2006 equaled net income (loss).

Note 4.                      Segment Information

The Company has one reportable segment under the provisions of Statement of Financial Accounting Standards ("SFAS") No.131, Disclosures about Segments of an Enterprise and Related Information.  Each of the Company's transportation service offerings and subsidiaries that meet the quantitative threshold requirements of SFAS No. 131 provides truckload transportation services that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its service offerings and subsidiaries as the condensed consolidated financial statements present the Company's one reportable segment. The Company generates other revenue through a subsidiary that provides freight brokerage services. The operations of this subsidiary are not material and are therefore not disclosed.

Note 5.                      Basic and Diluted Loss per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the three months and six months ended June 30, 2007 and 2006, respectively, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth, for the periods indicated, the calculation of net earnings (loss) per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(11,257)	$(398)	$(13,327)	$(1,283)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,019	13,997	14,011	13,991
Effect of dilutive securities:
Employee stock options	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,019	13,997	14,011	13,991
Net loss per share:
Basic and diluted loss per share:	$(0.80)	$(0.03)	$(0.95)	$(0.09)

Note 6.                      Share-Based Compensation

Prior to May 23, 2006, the Company had four stock-based compensation plans. On May 23, 2006, upon the recommendation of the Company's Board of Directors, its stockholders approved the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan"). The Covenant Transport, Inc. 2006 Omnibus Incentive Plan replaced the Covenant Transportation Group, Inc. 2003 Incentive Stock Plan, Amended and Restated Incentive Stock Plan, Outside Director Stock Option Plan, and 1998 Non-Officer Incentive Stock Plan. The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At June 30, 2007, 329,933 of these 1,000,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended June 30, 2007 and 2006 of approximately $228,000 and $58,000, respectively, and for the six months ended June 30, 2007 and 2006 of approximately $378,000 and $62,000, respectively. As a result of the acceleration of vesting of all outstanding unvested stock options on August 31, 2005, there was no cumulative effect of initially adopting SFAS No. 123R.

The following tables summarize our stock option activity for the six months ended June 30, 2007:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,287	$13.98	68 months	$685
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options expired	(18)	$13.95
Outstanding at end of period	1,269	$13.99	63 months	$663

Exercisable at end of period	1,163	$14.07	58 months	$661

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. No options were granted during the six months ended June 30, 2007. Five thousand options were granted during the six months ended June 30, 2006.

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

The following tables summarize the Company's restricted stock award activity for the six months ended June 30, 2007:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2007	456,984	$12.65
Granted	110,533	$10.83
Vested	-	-
Forfeited	-	-
Unvested at June 30, 2007	567,517	$12.29

As of June 30, 2007, the Company had no unrecognized compensation expense related to stock options which is probable to be recognized in the future. As of June 30, 2007, the Company had $0.5 million in unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.5 years.

Note 7.                      Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. If recognized, $1.7 million of unrecognized tax benefits would impact the Company's effective tax rate as of June 30, 2007.

The Company is subject to United States Federal income tax examinations for the tax years 2003 and forward. The Company files in numerous state tax jurisdictions with varying statutes of limitations. In connection with the favorable outcome in March of the captive insurance audit issue of 2003 and 2004 tax years, the Company recognized approximately $0.4 million of income tax benefit for the six months ended June 30, 2007.  There were no other material changes to the total amount of unrecognized tax benefits for the six months ended June 30, 2007.

Note 8.                      Derivative Instruments

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

Note 9.                      Property and Equipment

Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is the Company's largest item of depreciation. The Company generally depreciates new tractors (excluding day cabs) over five years to salvage values of 7% to 26% and new trailers over seven to ten years to salvage values of 22% to 39%.  The Company annually reviews the reasonableness of its estimates regarding useful lives and salvage values of its revenue equipment and other long-lived assets based upon, among other things, its experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in the Company's estimates, could have a material effect on its results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated condensed statements of operations.

Note 10.                      Securitization Facility and Long-Term Debt
Current and long-term debt consisted of the following at June 30, 2007 and December 31, 2006:

(in thousands)	June 30, 2007		December 31, 2006
	Current	Long-Term	Current	Long-Term
Securitization Facility	$53,981	$-	$54,981	$-
Borrowings under Credit Facility (*)	108,000	-	-	104,900
Total debt	$161,981	$-	$54,981	$104,900

* In accordance with EITF 86-30, the Company has classified the borrowings under the Credit Facility for financial reporting purposes as a current liability for the reasons cited below.

In December 2006, the Company entered into a second amended and restated revolving credit agreement, (the "Credit Facility") with a group of banks. The Credit Facility matures in December 2011. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.625% and 1.625% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 1.25% at June 30, 2007). At June 30, 2007, the Company had borrowings outstanding under the Credit Facility totaling $108.0 million with a weighted average interest rate of 6.57%. The Credit Facility is guaranteed by the Company and all of its subsidiaries, except CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. The Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, which is adjusted quarterly between 0.125% and 0.35% per annum based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases, is due on the daily unused portion of the Credit Facility. At June 30, 2007 and December 31, 2006, the Company had undrawn letters of credit outstanding of approximately $66.1 million and $60.1 million, respectively. As of June 30, 2007, the Company had approximately $25.9 million of available borrowing capacity.

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. The Company can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days. As of June 30, 2007 and December 31, 2006, the Company had $54.0 million and $55.0 million in outstanding current liabilities related to the Securitization Facility, respectively, with weighted average interest rates of 5.31% for both dates, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, leverage, acquisitions and dispositions, and total indebtedness. At June 30, 2007, the Company was in compliance with the covenants of the Credit Facility and Securitization Facility, except for violating the minimum tangible net worth, fixed charge coverage ratio, and leverage ratio covenants in the Credit Facility. These violations were waived on July 27, 2007. Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility.  The Company is currently in discussions with the bank group to modify the financial covenants in the Credit Facility to levels better aligned with the Company’s expected ability to maintain compliance. Without further modification, the Company anticipates that it would be in default with one or all of these same covenants in the quarter ending September 30, 2007. Pursuant to EITF 86-30, the Company has classified the Credit Facility debt as a current liability. The waiver is viewed only as a grace period because the Company has not yet obtained an amendment to the Credit Facility covenants which would allow the Company to conclude that the Company would be in compliance with all of its Credit Facility covenants in the quarter ending September 30, 2007.  Upon the expected completion of a satisfactory amendment to the Credit Facility covenants during the third fiscal quarter of 2007, the Credit Facility debt would then be reclassified as a noncurrent liability.

Note 11.                      Acquisition

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

The following table summarizes the Company's estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Current assets	$10,970
Property and equipment	62,339
Deferred tax assets	275
Other assets – Interest rate swap	252
Identifiable intangible assets:
Tradename (4-year estimated useful life)	920
Noncompetition agreement (7-year useful life)	1,000
Customer relationships (20-year estimated useful life)	3,490
Goodwill	24,655
Total assets	$103,901

Current liabilities	$13,181
Long-term debt, net of current maturities	36,298
Deferred tax liabilities	14,361
Total liabilities	$63,840

Total purchase price	$40,061

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

Note 12.               Recent Accounting Pronouncements

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

Note 13.                      Commitments and Contingencies

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

Financial risks, which potentially subject the Company to concentrations of credit risk, consist of deposits in banks in excess of the Federal Deposit Insurance Corporation limits. The Company's sales are generally made on account without collateral. Repayment terms vary based on certain conditions. The Company maintains reserves which it believes are adequate to provide for potential credit losses. The majority of its customer base spans the United States. The Company monitors these risks and believes the risk of incurring material losses is remote.

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated condensed financial statements include the accounts of Covenant Transportation Group, Inc., a Nevada holding company, and its wholly-owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Executive Overview

We are the twelfth largest truckload carrier in the United States measured by revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. Currently, we categorize our business with five major transportation service offerings: Expedited long haul service, Refrigerated service, Dedicated service, Covenant regional solo-driver service, and Star regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers. We also generate revenue through a subsidiary that provides freight brokerage services.

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star's operating results have been accounted for in the Company's consolidated condensed financial statements since the acquisition date. Star's total revenue for the three months ended June 30, 2007 was $25.3 million, representing approximately 14.3% of our consolidated total revenue. Star's total revenue for the six months ended June 30, 2007 was $48.9 million, representing approximately 14.2% of our consolidated total revenue.

For the six months ended June 30, 2007, total revenue increased $22.9 million, or 7.2%, to $343.8 million from $320.9 million in the 2006 period. Freight revenue, which excludes revenue from fuel surcharges, increased $25.8 million, or 9.6%, to $294.6 million in the 2007 period from $268.8 million in the 2006 period.  We experienced a net loss of $13.3 million, or ($0.95) per share, for the first six months of 2007, compared with a net loss of $1.3 million, or ($0.09) per share, for the first six months of 2006.

For the six months ended June 30, 2007, our average freight revenue per tractor per week, our main measure of asset productivity, increased 0.4%, to $3,037 compared to $3,025 in the same period of 2006. The increase was primarily generated by a 0.4% increase in average freight revenue per total mile, offset by a 0.1% decrease in average miles per tractor. Weighted average tractors increased 7.3% to 3,685 in the 2007 period from 3,434 in the 2006 period, primarily as a result of the Star acquisition. The second quarter freight market reflected a sustained decline in truck tonnage and continued numerous customer bid packages, resulting in continued pressure on freight rates and soft demand for capacity.

Our after-tax costs on a per-mile basis increased 6.3%, or $.086 per mile, compared with the first six months of 2006. The main factors were: a $.022 per mile increase in compensation expense; (driven primarily by increases in driver pay from better retention of experienced drivers, office salaries resulting from growth of our brokerage subsidiary, and severance payments and additional headcount related to our realignment efforts); a $.028 per mile increase in net fuel expense associated with an increase in broker freight, an increase in non-revenue miles, and customer resistance to our fuel surcharge rates; a $.015 per mile increase in insurance and claims expense related to the settlement of two large claims during the quarter; a $.030 per mile increase in depreciation and amortization expense (resulting primarily from the acquisition of tangible and intangible assets of Star and a reduction in gain on sale of revenue equipment); a $.008 per mile impairment charge related to our decision to sell our corporate aircraft; and a $.017 per mile increase in interest expense related to the additional debt from the September 2006 acquisition of Star. These increases were partially offset by a $.043 per mile decrease in income tax expense.

For the three months ended June 30, 2007, results of the business realignment on each service offering include the following, as compared to the results we had achieved for the three months ended June 30, 2006:

●
Expedited long haul service. We increased the fleet by approximately 8%, primarily through the January 2007 assimilation of the former Covenant Refrigerated service offering's team-driver trucks into this service offering. The Expedited service offering suffered from lower fuel surcharge collection and a reduction in team drivers within this fleet, resulting in an increase in solo-driver loads. Average freight revenue per truck per week declined by 1.5%, with rates up slightly and miles down about 1.5%.

●
Refrigerated service. In January 2007, we assimilated the single-driver trucks from our former Covenant Refrigerated service offering into our Southern Refrigerated Transport ("SRT") service offering.  The addition of the unprofitable Covenant Refrigerated operations into SRT resulted in a deterioration of SRT's performance, primarily due to a significant increase in freight from freight brokers and acceptance of new customer contracts at lower rates to keep trucks loaded. SRT’s rates declined by approximately $.04 per mile. Fuel surcharge recovery also suffered, primarily led by the additional broker freight an increase in non-revenue miles from 9% to 12% of total miles. Based on its historical performance, we expect SRT to gradually reduce its dependency on broker freight throughout the year.

●
Dedicated service. We increased the fleet by approximately 2%. However, rates were down $.04 per mile and, as a result, average freight revenue per total mile decreased almost 3%. In addition, average miles per truck decreased about 3% and we had too many unseated tractors. Rates were down partially due to a decision to write-off $0.4 million of disputed receivables with a major customer. In addition, we did not effectively manage our drivers’ time off causing us to fail to meet minimum revenue per truck parameters of certain shipping contracts.

●
Covenant regional solo-driver service. We decreased the average fleet by approximately 380 trucks or 40%. We achieved a 9.5% increase in average freight revenue per truck, primarily through an 8.9% increase in average miles per truck. Rates increased slightly and fuel surcharge recovery declined. Substantial additional improvements are needed for this service offering to become profitable.

●
Star regional solo-driver service. On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star's total revenue for the quarter ended June 30, 2007 totaled approximately $25.3 million. Especially soft freight demand in the Southeastern United States, where Star’s lanes are concentrated, resulted in rate pressure, fewer loaded miles, and reduced fuel surcharge collection, all related in part, to greater reliance on brokered freight.

●
Covenant Transport Solutions’ brokerage freight service. Covenant Transport Solutions has continued to grow through the addition of agents, who are paid a commission for each load of freight they provide. The number of loads increased to 2,157 from just 196 loads in the second quarter of 2006. Average revenue per load also increased 18.4% to $1,663 from $1,404 per load in the second quarter of 2006. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our service offerings. This service has been useful as we continue to realign trucks between service offerings and subsidiaries and in the management of our freight mix toward preferred lanes.

At June 30, 2007, we had $175.6 million in stockholders' equity and $162.0 million in balance sheet debt for a total debt-to-capitalization ratio of 48.0% and a book value of $12.52 per share.

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

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. Fluctuations in results may be ongoing as major activities within the realignment are expected to continue throughout 2007. Looking ahead to the remainder of the year our goals have changed substantially.  Our near-term goal is to break even for the second half of 2007, possibly posting a loss in the third quarter, followed by a small profit in the fourth quarter.  We believe this is achievable with help from the economy, improved rates and fuel surcharge collection, and favorable results from our assets held for sale.  However, it is by no means certain that we can achieve this goal as we are anticipating slow and modest improvements given the current freight environment.

Revenue Equipment

We operate approximately 3,676 tractors and 8,980 trailers. Of our tractors, at June 30, 2007, approximately 3,034 were owned, 513 were financed under operating leases, and 129 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at June 30, 2007, approximately 2,491 were owned and approximately 6,489 were financed under operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

During 2006, we replaced approximately 2,000 tractors, or approximately 55% of our Company-owned tractor fleet. This is a substantially greater percentage than the number of tractors we would normally have replaced and resulted in a substantial increase over normal replacement capital expenditures. We increased our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements. We continue to have a young fleet with an average tractor age of 1.8 years and an average trailer age of 3.1 years.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended June 30,			Three Months Ended June 30,
	2007	2006		2007	2006
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	39.0	38.0	Salaries, wages, and related expenses	45.8	46.2
Fuel expense	29.4	29.7	Fuel expense (1)	17.0	14.6
Operations and maintenance	5.9	5.2	Operations and maintenance	6.9	6.3
Revenue equipment rentals and purchased transportation	8.9	9.1	Revenue equipment rentals and purchased transportation	10.5	11.1
Operating taxes and licenses	2.0	2.1	Operating taxes and licenses	2.3	2.5
Insurance and claims	8.2	4.8	Insurance and claims	9.6	5.9
Communications and utilities	1.0	1.0	Communications and utilities	1.2	1.1
General supplies and expenses	3.3	3.4	General supplies and expenses	3.9	4.1
Depreciation and amortization	7.6	5.0	Depreciation and amortization	9.0	6.1
Asset impairment charge	0.9	0.0	Asset impairment charge	1.1	0.0
Total operating expenses	106.2	98.3	Total operating expenses	107.3	97.9
Operating income (loss)	(6.2)	1.8	Operating income (loss)	(7.3)	2.1
Other expense, net	1.6	0.6	Other expense, net	1.9	0.7
Income (loss) before income taxes	(7.8)	1.2	Income (loss) before income taxes	(9.2)	1.4
Income tax expense (benefit)	(1.5)	1.4	Income tax expense (benefit)	(1.8)	1.7
Net loss	(6.3)%	(0.2)%	Net loss	(7.5)%	(0.3)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($26.4 million and $30.0 million in the three months ended June 30, 2007 and 2006, respectively).

	Six Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
Total revenue	100.0%	100.0%	Freight revenue (2)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	39.7	38.4	Salaries, wages, and related expenses	46.5	45.8
Fuel expense	28.5	28.7	Fuel expense (2)	16.6	14.9
Operations and maintenance	5.8	5.4	Operations and maintenance	6.8	6.4
Revenue equipment rentals and purchased transportation	9.1	9.4	Revenue equipment rentals and purchased transportation	10.6	11.2
Operating taxes and licenses	2.2	2.1	Operating taxes and licenses	2.5	2.5
Insurance and claims	6.0	5.1	Insurance and claims	7.0	6.1
Communications and utilities	1.2	1.0	Communications and utilities	1.3	1.2
General supplies and expenses	3.4	3.1	General supplies and expenses	3.9	3.7
Depreciation and amortization	7.6	5.8	Depreciation and amortization	8.9	6.9
Asset impairment charge	0.5	0.0	Asset impairment charge	0.6	0.0
Total operating expenses	104.0	99.0	Total operating expenses	104.7	98.8
Operating income (loss)	(4.0)	1.0	Operating income (loss)	(4.7)	1.2
Other expense, net	1.7	0.6	Other expense, net	1.9	0.7
Income (loss) before income taxes	(5.7)	0.4	Income (loss) before income taxes	(6.6)	0.5
Income tax expense (benefit)	(1.8)	0.8	Income tax expense (benefit)	(2.1)	1.0
Net loss	(3.9)%	(0.4)%	Net loss	(4.5)%	(0.5)%

(2)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($49.3 million and $52.1 million in the six months ended June 30, 2007 and 2006, respectively).

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30, 2006

For the quarter ended June 30, 2007, we suffered a net loss of $11.3 million compared with a net loss of $0.4 million for the 2006 period.  The main factors in the loss were an approximately 0.9% decline in average freight revenue per tractor per week combined with substantial increases in insurance and claims expense, net fuel cost, depreciation, and interest.  The following table reconciles the net loss in the 2007 period to the net loss in the 2006 period.

Loss Per Share, Quarter Ended June 30, 2006	$(0.03)
Additional insurance claims accrual (*)	(0.26)
FIN 18 effective tax rate revision (*)	(0.12)
Impairment charge on airplane (*)	(0.07)
Fuel expense, net of fuel surcharges	(0.19)
Capital costs	(0.15)
Other, net	0.02
Loss Per Share, Quarter Ended June 30, 2007	$(0.80)

*Items believed to be of an infrequent nature

The increase in insurance claims accrual related to settlement of two large claims during the quarter, the change in estimated effective tax rate, and the impairment charge associated with the sale of the corporate airplane are each considered to be infrequent in nature.  The aggregate negative impact of these items was $0.45 per share.

For the quarter ended June 30, 2007, total revenue increased $8.1 million, or 4.8%, to $177.5 million from $169.4 million in the 2006 period. Total revenue includes $26.4 million and $30.1 million of fuel surcharge revenue in the 2007 and 2006 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and an average length of haul of approximately 414 miles.  We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes and terminal locations as it had prior to our acquisition.  The acquisition included 614 tractors and 1,719 trailers. Star's operating results have been accounted for in the Company's results of operations since the acquisition date. Star's total revenue for the quarter ended June 30, 2007 totaled approximately $25.3 million, which is included in our consolidated condensed statements of operations for the quarter ended June 30, 2007. Star's cost structure is similar to that of our additional operating subsidiaries, and therefore has a minimal impact on expenses as a percentage of freight revenue.

Freight revenue increased $11.7 million, or 8.4%, to $151.0 million in the three months ended June 30, 2007, from $139.3 million in the same period of 2006. The second quarter freight market reflected a sustained decline in truck tonnage and numerous requests for bid packages which continued through the quarter. As a result, average freight revenue per tractor per week, our main measure of asset productivity, decreased 0.9%, to $3,081 in the three months ended June 30, 2007, compared to $3,109 in the same period of 2006 as average miles per tractor decreased 1.3%, slightly offset by a 0.4% increase in average freight revenue per total mile. Weighted average tractors increased 7.0% to 3,683 in the 2007 period from 3,441 in the 2006 period. Excluding Star, we downsized our tractor fleet with the goal of achieving greater fleet utilization and improved profitability.  In general, excluding Star, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.

Salaries, wages, and related expenses increased $4.7 million, or 7.3%, to $69.1 million in the 2007 period, from $64.4 million in the 2006 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 45.8% in the 2007 period, from 46.2% in the 2006 period.  Driver pay increased $3.5 million to $47.6 million in the 2007 period, from $44.1 million in the 2006 period. This resulted in increased driver pay on a cost per mile basis of 1.6% in the 2007 period over the 2006 period. The increase was largely attributable to improved driver retention that resulted in higher wages for more experienced drivers. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, increased $1.3 million to $21.6 million in the 2007 period from $20.3 million in the 2006 period. These non-driver payroll expenses decreased to 14.3% of freight revenues in the 2007 period from 14.6% of freight revenues in the 2006 period.

Fuel expense, net of fuel surcharge revenue of $26.4 million in the 2007 period and $30.0 million in the 2006 period, increased $5.4 million, or 26.8%, to $25.7 million in the 2007 period, from $20.3 million in the 2006 period. As a percentage of freight revenue, net fuel expense increased to 17.0% in the 2007 period from 14.6% in the 2006 period.  Diesel fuel prices were down approximately $0.03 per gallon compared to the 2006 quarter. Fuel surcharges amounted to $0.24 per total mile in the 2007 period and $0.29 in the same period 2006. In the 2007 period, we had a lower surcharge collection rate due primarily to three factors: 1) the increase in freight obtained through brokers, 2) customer resistance to our fuel surcharge rates and bases, and 3) an increase in the percentage of non-revenue miles, due to the decrease in freight demand. Our total miles increased about 5.6% while our fuel surcharge revenue decreased 12.0% with a resulting net effect being that our fuel expense, net of surcharge increased approximately $.04 per mile. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.6 million to $10.4 million in the 2007 period from $8.8 million in the 2006 period.  As a percentage of freight revenue, operations and maintenance increased to 6.9% in the 2007 period from 6.3% in the 2006 period because of additional maintenance expense related to an increase in the average age of our fleet and increased tire expense.

Revenue equipment rentals and purchased transportation increased $0.4 million, or 2.5%, to $15.9 million in the 2007 period, from $15.5 million in the 2006 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 10.5% in the 2007 period from 11.1% in the 2006 period. Payments to third-party transportation providers from our brokerage subsidiary were $3.2 million in the 2007 period, compared to $0.3 million in the 2006 period. Tractor and trailer equipment rental and other related expenses decreased $2.2 million, to $8.2 million compared with $10.2 million in the same period of 2006. We had financed approximately 513 tractors and 6,713 trailers under operating leases at June 30, 2007, compared with 1,412 tractors and 7,021 trailers under operating leases at June 30, 2006. Payments to independent contractors decreased $0.5 million, or 10.2%, to $4.5 million in the 2007 period from $5.0 million in the 2006 period, mainly due to a slight decrease in the independent contractor fleet.

Operating taxes and licenses remained constant at $3.5 million in the 2007 period and $3.5 million in the 2006 period. As a percentage of freight revenue, operating taxes and licenses decreased to 2.3% in the 2007 period versus 2.5% in the 2006 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $6.3 million, or 77.2%, to approximately $14.5 million in the 2007 period from approximately $8.2 million in the 2006 period. As a percentage of freight revenue, insurance and claims increased to 9.6% in the 2007 period from 5.9% in the 2006 period. The increase was a result of unfavorable developments on two large claims where new information became available and the claims were ultimately settled during the quarter, increasing our accrual for casualty claims by $5.2 million. The underlying claims had occurred in 2004 and 2005. In contrast to these two settlements, our frequency and severity of accidents during the 2007 quarter improved versus the 2006 quarter. Excluding any unforeseen unfavorable development of cases, we expect insurance and claims expense to return to a range of $.08 to $.09 per mile for the remainder of 2007.

In general, for casualty claims, we have insurance coverage up to $50.0 million per claim. For the 2006 period, we were self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which resulted in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold was reached. We renewed our casualty program as of February 28, 2007. In conjunction with the renewal, we are self-insured for personal injury and property damage claims for amounts up to the first $4.0 million. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, the development of claims over time, and other factors. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense increased to $1.9 million in the 2007 period from $1.5 million in the 2006 period.  As a percentage of freight revenue, communications and utilities remained essentially constant at 1.2% and 1.1% in the 2007 and 2006 periods, respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.1 million to $5.8 million in the 2007 period from $5.7 million in the 2006 period. As a percentage of freight revenue, general supplies and expenses decreased to 3.9% in the 2007 period from 4.1% in the 2006 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $5.1 million, or 59.5%, to $13.6 million in the 2007 period from $8.5 million in the 2006 period. As a percentage of freight revenue, depreciation and amortization increased to 9.0% in the 2007 period from 6.1% in the 2006 period. The increase related to several factors, including: an increase in the number of owned tractors and trailers in the 2007 period; a softer market for used equipment resulting in a loss of $0.6 million in the 2007 period compared to a gain of $1.5 million in the 2006 period; and increased amortization expense of $0.4 million related to the identifiable intangibles acquired with our Star acquisition on September 14, 2006 that were not present in the 2006 period. The disposal of a substantial amount of assets held for sale, including the reduction of our operating trailer fleet, decreased net capital costs sequentially from the first quarter of 2007 by $0.02 per mile. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The asset impairment charge relates to our decision to sell our corporate aircraft to reduce ongoing operating costs. We recorded an impairment charge of $1.7 million, reflecting the unfavorable fair market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current book value of related airplane leasehold improvements.

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

Our income tax benefit was $2.6 million for the 2007 period compared to income tax expense of $2.4 million for the 2006 period. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. In addition, related to a change in our annual forecasted operating income at June 30, 2007 as compared to the annual forecasted operating income projected at March 31, 2007, our estimated annual effective tax rate changed. This required a reversal of $1.7 million of tax benefits previously recorded during the quarter ended March 31, 2007, resulting in an additional $1.7 million non-cash accrual of tax expense in the three months ended June 30, 2007.

Primarily as a result of the factors described above, we experienced net losses of $11.3 million and $0.4 million in the 2007 and 2006 periods, respectively. As a result of the foregoing, our net loss as a percentage of freight revenue deteriorated to (7.5%) in the 2007 period from (0.3%) in the 2006 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO SIX MONTHS ENDED JUNE 30, 2006

For the six months ended June 30, 2007, total revenue increased $22.9 million, or 7.2%, to $343.8 million from $320.9 million in the 2006 period.  Total revenue includes $49.3 million and $52.1 million of fuel surcharge revenue in the 2007 and 2006 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

On September 14, 2006, we acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and an average length of haul of approximately 423 miles.  We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes and terminal locations as it had prior to our acquisition.  The acquisition included 614 tractors and 1,719 trailers. Star's operating results have been accounted for in the Company's results of operations since the acquisition date. Star's total revenue for the six months ended June 30, 2007 totaled approximately $48.9 million, which is included in our consolidated condensed statements of operations for the six months ended June 30, 2007. Star's cost structure is similar to that of our additional operating subsidiaries, and therefore has a minimal impact on expenses as a percentage of freight revenue.

Freight revenue increased $25.8 million or 9.6% to $294.6 million in the six months ended June 30, 2007 from $268.8 million in the same period of 2006. Average freight revenue per tractor per week, our primary measure of asset productivity, increased 0.4% to $3,037 in the 2007 period from $3,025 in the 2006 period. The increase was primarily generated by a 0.4% increase in our average freight revenue per total mile, partially offset by a 0.1% decrease in average miles per tractor. Excluding Star, we downsized our tractor fleet with the goal of achieving greater fleet utilization and improved profitability.  In general, excluding Star, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.

Salaries, wages, and related expenses increased $13.5 million, or 11.0%, to $136.6 million in the 2007 period, from $123.1 million in the 2006 period. As a percentage of freight revenue, salaries, wages, and related expenses increased to 46.4% in the 2007 period, from 45.8% in the 2006 period. Driver pay increased $9.2 million to $93.6 million in the 2007 period from $84.4 million in the 2006 period. This resulted in increased driver pay on a cost per mile basis of 3.0% in the 2007 period over the 2006 period. The increase was largely attributable to improved driver retention that resulted in higher wages for more experienced drivers. Our payroll expense for employees, other than over-the-road drivers, as well as our employee benefits, increased $4.2 million to $42.9 million in the 2007 period from $38.7 million in the 2006 period. These non-driver payroll expenses increased to 14.6% of freight revenue in the 2007 period from 14.3% of freight revenue in the 2006 period. The increase was largely attributable salaries for personnel in our growing non-asset based brokerage subsidiary, and additional office salaries and severance payments related to our business realignment.

Fuel expense, net of fuel surcharge revenue of $49.3 million in the 2007 period and $52.1 million in the 2006 period, increased $8.8 million to $48.9 million in the 2007 period from $40.1 million in the 2006 period. As a percentage of freight revenue, net fuel expense increased to 16.6% in the 2007 period from 14.9% in the 2006 period. Fuel surcharges amounted to $0.23 per total mile in the 2007 period compared to $0.26 per total mile in the 2006 period. In the 2007 period, we had a lower surcharge collection rate due primarily to three factors: 1) the increase in freight obtained through brokers, 2) customer resistance to our fuel surcharge rates and bases, and 3) an increase in the percentage of non-revenue miles, due to the decrease in freight demand. Our total miles increased about 7.2% while our fuel surcharge revenue decreased 5.5%. The resulting net effect was that our fuel expense, net of surcharge, increased approximately $.03 per mile. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $2.7 million to $20.0 million in the 2007 period from $17.3 million in the 2006 period.  As a percentage of freight revenue, operations and maintenance increased to 6.8% in the 2007 period from 6.4% in the 2006 period.  The increase resulted in part from higher unloading costs, tractor maintenance costs, and tire expense, but was offset by reduced driver recruiting expense.

Revenue equipment rentals and purchased transportation increased $1.2 million, or 3.9%, to $31.3 million in the 2007 period, from $30.1 million in the 2006 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 10.6% in the 2007 period from 11.2% in the 2006 period. Payments to third-party transportation providers primarily from our brokerage subsidiary were $4.9 million in the 2007 period, compared to $0.3 million in the 2006 period. Tractor and trailer equipment rental and other related expenses decreased $2.5 million, to $17.6 million in the 2007 period compared with $20.1 million in the same period of 2006. We had financed approximately 513 tractors and 6,713 trailers under operating leases at June 30, 2007, compared with 1,412 tractors and 7,021 trailers under operating leases at June 30, 2006. Payments to independent contractors decreased $0.8 million to $8.8 million in the 2007 period from $9.7 million in the 2006 period.

Operating taxes and licenses increased $0.6 million, or 9.5%, to $7.4 million in the 2007 period, from $6.8 million in the 2006 period. As a percentage of freight revenue, operating taxes and licenses remained constant at 2.5% in the 2007 and 2006 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $4.4 million, or 26.8%, to approximately $20.8 million in the 2007 period from approximately $16.4 million in the 2006 period. As a percentage of freight revenue, insurance and claims increased to 7.0% in the 2007 period from 6.1% in the 2006 period. The increase was a result of unfavorable developments on two large claims where new information became available and the claims were ultimately settled during the quarter, increasing our accrual for casualty claims by $5.2 million. The underlying claims had occurred in 2004 and 2005. In contrast to these two settlements, our frequency and severity of accidents during the 2007 period improved versus the 2006 period. Excluding any unforeseen unfavorable development of cases, we expect insurance and claims expense to return to a range of $.08 to $.09 per mile for the remainder of 2007.

In general, for casualty claims, we have insurance coverage up to $50.0 million per claim. For the 2006 period and through February 28, 2007, we were self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which resulted in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold was reached. We renewed our casualty program as of February 28, 2007. In conjunction with the renewal, we are self-insured for personal injury and property damage claims for amounts up to the first $4.0 million. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, the development of claims over time, and other factors. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense increased $0.9 million to $4.0 million in the 2007 period from $3.1 million in the 2006 period.  As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% and 1.2% in the 2007 and 2006 periods, respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.5 million to $11.5 million in the 2007 period from $10.0 million in the 2006 period. As a percentage of freight revenue, general supplies and expenses increased to 3.9% in the 2007 period from 3.7% in the 2006 period. Of this increase, $0.7 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006 as described more fully in the following paragraph.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. We received proceeds of approximately $29.6 million from the sale of the property, which we used to pay down borrowings under our Credit Facility and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.4 million, which is being amortized ratably over the life of the lease and recorded as an offset to general supplies and expenses (specifically to building rent) on our consolidated condensed statements of operations.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $7.8 million, or 42.2%, to $26.3 million in the 2007 period from $18.6 million in the 2006 period. As a percentage of freight revenue, depreciation and amortization increased to 8.9% in the 2007 period from 6.9% in the 2006 period. The increase related to several factors, including: an increase in the number of owned tractors and trailers in the 2007 period; a softer market for used equipment resulting in a loss of $0.9 million in the 2007 period compared to a gain of $1.7 million in the 2006 period; and increased amortization expense of $0.6 million related to the identifiable intangibles acquired with our Star acquisition on September 14, 2006 that were not present in the 2006 period. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The asset impairment charge relates to our decision to sell our corporate aircraft to reduce ongoing operating costs. We recorded an impairment charge of $1.7 million, reflecting the unfavorable fair market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current book value of related airplane leasehold improvements.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.  Other expense, net, increased $3.8 million, to $5.7 million in the 2007 period from $1.9 million in the 2006 period. The increase relates primarily to increased net interest expense of $3.8 million resulting from the additional borrowings related to the Star acquisition.

Our income tax benefit was $6.2 million for the 2007 period compared to income tax expense of $2.7 million for the 2006 period. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. In addition, we received a net tax benefit compared with the 2006 period because we reversed a contingent tax accrual effective March 31, 2007 based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor.  This concession resulted in recognition of approximately $0.4 million of income tax benefit for the six months ended June 30, 2007.

Primarily as a result of the factors described above, net income decreased approximately $12.0 million to a net loss of $13.3 million in the 2007 period from a net loss of $1.3 million in the 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and Credit Facility, cash flows from operations, and long-term operating leases.  Our primary sources of liquidity at June 30, 2007, were funds provided by operations, proceeds from the sale of used revenue equipment, proceeds under the Securitization Facility and borrowings under our Credit Facility, each as defined in Note 10 to our consolidated condensed financial statements contained herein, and operating leases of revenue equipment. We believe our sources of liquidity are adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated future cash flows, current availability under our Credit Facility and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $9.3 million in the 2007 period and $24.3 million in the 2006 period. Our cash from operating activities was lower in 2007 primarily due to our net loss, less efficient collection of receivables which resulted in an approximately $10.3 million reduction in cash from operating activities in the 2007 period, and the payment of our prepaid casualty insurance premiums.  During the 2007 period, we paid one year of prepaid casualty insurance premiums equaling $3.8 million, while in the 2006 period all of our prepaid casualty insurance premiums had been paid as part of a two-year policy that began in 2005.

Net cash used in investing activities was $11.6 million in the 2007 period and $17.0 million in the 2006 period in each case relating primarily to net purchases of property and equipment.  Assuming that we proceed as planned with minimal new tractor and trailer purchase activity during 2007, that we dispose of assets held for sale during 2007 at expected prices, and that we do not complete any business acquisitions, we expect our capital expenditures, net of proceeds of dispositions, to drop to a range of $10 million to $15 million for fiscal 2007 from $100 million in fiscal 2006.

Net cash provided by financing activities was $1.6 million in the 2007 period, as we borrowed additional funds primarily to fund our exercise of purchase options available at the end of certain revenue equipment leases. Net cash used in financing activities was $8.3 million in the 2006 period. At June 30, 2007, the Company had outstanding balance sheet debt of $162.0 million, primarily consisting of $108.0 million drawn under the Credit Facility and approximately $54.0 million from the Securitization Facility. Interest rates on this debt range from 5.3% to 6.6%.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during the first six months of 2007.  At June 30, 2007, there were 1,154,100 shares still available to purchase under the guidance of this plan. The stock repurchase plan expires June 30, 2008.

Material Debt Agreements

In December 2006, we entered into our Credit Facility with a group of banks. The Credit Facility matures in December 2011. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.625% and 1.625% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 1.25% at June 30, 2007). At June 30, 2007, the Company had borrowings outstanding under the Credit Facility totaling $108.0 million with a weighted average interest rate of 6.57%. The Credit Facility is guaranteed by the Company and all of its subsidiaries except CVTI Receivables Corp. ("CRC") and Volunteer Insurance Limited.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. The Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries. A commitment fee, which is adjusted quarterly between 0.125% and 0.35% per annum based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases, is due on the daily unused portion of the Credit Facility.  At June 30, 2007 the Company had undrawn letters of credit outstanding of approximately $66.1 million. At June 30, 2007, the Company had approximately $25.9 million of available borrowing capacity.

In December 2000, we entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell our interests in our accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. We can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. As of June 30, 2007 and December 31, 2006, the Company had $54.0 million and $55.0 million outstanding, respectively, with weighted average interest rates of 5.31% for both dates, respectively. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness.  At June 30, 2007, we were in compliance with the covenants of the Credit Facility and Securitization Facility, except for violating the minimum tangible net worth, fixed charge coverage ratio, and leverage ratio covenants in the Credit Facility. These violations were waived on July 27, 2007. Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility. The Company is currently in discussions with the bank group to modify the financial covenants in the Credit Facility to levels better aligned with the Company’s expected ability to maintain compliance. Without further modification, the Company anticipates that it would be in default with one or all of these same covenants in the quarter ending September 30, 2007. Pursuant to Emerging Issues Task Force Issue 86-30, Classification of Obligations When a Violation is Waived by the Creditor (EITF 86-30), the Company has classified the Credit Facility debt as a current liability. The waiver is viewed only as a grace period because the Company has not yet obtained an amendment to the Credit Facility covenants which would allow the Company to conclude that the Company would be in compliance with all of its Credit Facility covenants in the quarter ending September 30, 2007.  Upon the expected completion of a satisfactory amendment to the Credit Facility covenants during the third fiscal quarter of 2007, the Credit Facility debt would then be reclassified as a noncurrent liability.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, the Company airplane, and certain real estate. At June 30, 2007, we had financed approximately 513 tractors and 6,713 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments in respect of such vehicles are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $17.5 million for the 2007 period, compared to $20.1 million for the 2006 period.  The total amount of remaining payments under operating leases as of June 30, 2007, was approximately $147.8 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of June 30, 2007, the maximum amount of the residual value guarantees was approximately $33.1 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Our critical accounting policies include the following:

Revenue Recognition – Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Depreciation of Revenue Equipment – Depreciation is determined using the straight-line method over the estimated useful lives of the assets and was approximately $23.0 million on tractors and trailers in the first six months of 2007.  Depreciation of revenue equipment is our largest item of depreciation.  We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 7% to 26% and new trailers over seven to ten years to salvage values of 22% to 39%. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in our useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our consolidated condensed statements of operations.

Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist.  Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  We measure the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. For the three months ended June 30, 2007, related to our decision to sell our corporate aircraft, we recorded an impairment charge of $1.7 million, reflecting the unfavorable market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current net book value of related airplane leasehold improvements.

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

Accounting for Investments - Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc ("Transplace"). Transplace operates a global transportation logistics service. In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of June 30, 2007, no such charge had been recorded. However, we have continued to assess this investment for impairment as our evaluation of the value of this investment had been steadily declining prior to the first quarter of 2007, at which time Transplace’s cash flow improvements have steadied this decline. As such, we do not currently believe that an impairment charge will be warranted in the near term. We will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2009, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

Insurance and Other Claims – The primary claims arising against us consist of cargo liability, personal injury, property damage, workers' compensation, and employee medical expenses.  Our insurance program involves self-insurance with high-risk retention levels.  Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts.  We accrue the estimated cost of the uninsured portion of pending claims.  Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  We have significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

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

Lease Accounting and Off-Balance Sheet Transactions – Operating leases have been an important source of financing for our revenue equipment, computer equipment, and Company airplane. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes – We make important judgments concerning a variety of factors, including the appropriateness of tax strategies, expected future tax consequences based on future Company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. If recognized, $1.7 million of unrecognized tax benefits would impact the Company's effective tax rate as of June 30, 2007.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted income and prior years’ taxable income, no valuation reserve has been established at June 30, 2007, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since the first round of additional regulation in 2002.  As of June 30, 2007, we are not operating any tractors with the 2007-compliant engines, and our substantial "pre-buy" in 2006 has reduced our need to acquire new tractors in the near-term. Compliance with the 2007 standards is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain from freight brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for the first six months of 2007 were covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter net income historically has been lower than net income in each of the other three quarters of the year. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation. During September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of June 30, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable rate obligations consist of our Credit Facility and our Securitization Facility. Borrowings under the Credit Facility, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.625% and 1.625% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.25% at June 30, 2007. At June 30, 2007, we had variable borrowings of $108.0 million outstanding under the Credit Facility. Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At June 30, 2007, borrowings of approximately $54.0 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Facility and Securitization Facility at June 30, 2007 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $1.6 million.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

We have confidence in our internal controls and procedures.  Nevertheless, our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud.  An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

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

We were in default of  our financial covenants under our Credit Facility as of June 30, 2007, and we may be unable to comply with the financial covenants in our Credit Facility going forward. A default could result in the acceleration of our outstanding indebtedness under the Credit Facility, increased fees and expenses, restrictions on our operations, dilutive stock issuances, and an inability to obtain financing on acceptable terms, which would have an adverse effect on our liquidity, financial condition, and results of operations.

We have a $200.0 million Credit Facility with a group of banks under which we had borrowings outstanding totaling $108.0 million as of June 30, 2007. The Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries. The Credit Facility includes a number of covenants, including financial covenants.

Under the Credit Facility, we were in default of our financial covenants as of June 30, 2007, but obtained a waiver on July 27, 2007, from our bank group. Without further modification, however, we anticipate not being able to comply with these financial covenants in the quarter ending September 30, 2007. We are currently in discussions with our bank group to modify these financial covenants in the Credit Facility to levels better aligned with our expected future results. There is no assurance that the amendment will be provided by our bank group or that we will be able to maintain compliance with the financial covenants going forward.

If we either fail to obtain the amendment or if we experience future defaults under our Credit Facility, our bank group could cease making further advances, declare our debt to be immediately due and payable, impose significant restrictions and requirements on our operations, and institute foreclosure procedures against their security.   If we were required to obtain waivers of defaults, we may incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. As a result, our liquidity, financial condition, and results of operations would be adversely affected.

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

The profitability of our Star Transportation subsidiary has declined substantially since we acquired Star in September 2006.  We believe the primary factor has been lack of freight demand in the southeastern United States, where Star's operations are concentrated.  However, other factors may be contributing, as well.  We may not be able to cause Star to operate at its former level of profitability.  If we do not, our financial results may suffer and we could be forced to write-down all or a portion of the goodwill associated with the Star acquisition.

We may not be able to successfully integrate the former operations of our Covenant Refrigerated service offering into our SRT and Expedited Long-Haul operations.

In the first quarter of 2007, we reallocated the assets formerly operated by our Covenant Refrigerated service offering to our SRT and Expedited long haul service offerings.  The Covenant Refrigerated service offering had produced significant losses, and absorbing these operations adversely affected the results in our SRT and Expedited long haul service offerings. Particularly in the SRT service offering, we were forced to rely on freight from freight brokers to haul adequate loads and to move the trucks to lanes where SRT operates.  Improving SRT's results will require reducing the percentage of freight derived from freight brokers, raising freight rates, and improving related fuel surcharge collection. We may not be successful in reducing our dependency on broker freight or in returning our SRT and Expedited long haul service offerings to their historical levels of profitability.

We operate in a highly regulated industry and changes in regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week.  The court's decision does not go into effect until September 14, 2007, unless the court orders otherwise, and the FMCSA has until such date to request a hearing on the matter.  We understand that the FMCSA is currently analyzing the court's decision, and we are unable to predict whether the order will be appealed or the outcome of any such appeal.

If the court's decision becomes effective, it may have varying effects, in that reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart may enhance productivity in certain instances.  On the whole, however, we would expect the court's decision to reduce productivity and cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured.  Additionally, we are unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Covenant Transportation Group, Inc. was held on May 22, 2007, for the purpose of (a) electing seven directors for one-year terms, and (b) approving the amendment and restatement of the Company’s restated articles of incorporation to change its name to Covenant Transportation Group, Inc. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to the Board’s proposals.  Each of the nominees for director as listed in the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 20, 2007 (File No. 000-24960) was elected.

The voting tabulation on the election of directors was as follows:

	Votes "FOR"	Votes "AGAINST"	ABSTENTIONS	BROKER NON-VOTES
David R. Parker	14,786,905	—	1,353,741	678,758
Mark A. Scudder	14,449,682	—	1,690,964	678,758
William T. Alt	14,448,307	—	1,692,339	678,758
Hugh O. Maclellan, Jr	14,652,873	—	1,487,773	678,758
Robert E. Bosworth	14,654,148	—	1,486,498	678,758
Bradley A. Moline	14,813,010	—	1,327,636	678,758
Niel B. Nielson	14,814,105	—	1,326,541	678,758

The name change to Covenant Transportation Group, Inc was approved with 16,135,651 “FOR”; 1,995 “AGAINST”; 3,000 abstentions; and 678,758 broker non-votes.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Amended Bylaws dated September 27, 1994
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Amended Bylaws dated September 27, 1994
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer

References:
(1)	Incorporated by reference from the Company’s Schedule 14A, filed April 20, 2007 (File No. 000-24960).
(2)	Incorporated by reference from Form S-1, Registration No. 33-82978, effective October 28, 1994.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: August 9, 2007	By:	/s/ Joey B. Hogan
Joey B. Hogan
Senior Executive Vice President and Chief Operating Officer,
in his capacity as such and on behalf of the issuer.