Form 10-Q
period 2007-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2007-11-06
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 5, 2007).

Class A Common Stock, $.01 par value: 11,676,298 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2007 (unaudited)	December 31, 2006
Current assets:
Cash and cash equivalents	$4,372	$5,407
Accounts receivable, net of allowance of $1,199 in 2007 and $1,491 in 2006	74,409	72,581
Drivers' advances and other receivables, net of allowance of $2,686 in 2007 and $2,598 in 2006	5,443	4,259
Inventory and supplies	3,932	4,985
Prepaid expenses	9,756	11,162
Assets held for sale	12,990	22,581
Deferred income taxes	23,605	16,021
Income taxes receivable	9,721	6,371
Total current assets	144,228	143,367

Property and equipment, at cost	347,489	349,663
Less accumulated depreciation and amortization	(93,502)	(74,689)
Net property and equipment	253,987	274,974

Goodwill	36,210	36,210
Other assets, net	19,808	20,543
Total assets	$454,233	$475,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility (See Note 10)	$53,381	$54,981
Current maturities of long-term debt (See Note 10)	1,280	-
Checks outstanding in excess of bank balances	3,244	4,280
Current maturities of acquisition obligation	333	333
Accounts payable and accrued expenses	36,406	30,521
Current portion of insurance and claims accrual	18,153	20,097
Total current liabilities	112,797	110,212

Long-term debt (See Note 10)	96,581	104,900
Insurance and claims accrual, net of current portion	14,056	18,002
Deferred income taxes	56,309	50,685
Other long-term liabilities	2,400	2,451
Total liabilities	282,143	286,250

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 11,676,298 and 11,650,690 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	92,238	92,053
Treasury stock at cost; 1,792,792 shares and 1,818,400 shares as of September 30, 2007 and December 31, 2006, respectively	(21,278)	(21,582)
Retained earnings	100,971	118,214
Total stockholders' equity	172,090	188,844
Total liabilities and stockholders' equity	$454,233	$475,094
The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2007	2006	2007	2006
Revenue:
Freight revenue	$148,531	$144,148	$443,105	$412,926
Fuel surcharge revenue	27,256	32,513	76,519	84,621
Total revenue	$175,787	$176,661	$519,624	$497,547

Operating expenses:
Salaries, wages, and related expenses	65,649	66,892	202,220	189,955
Fuel expense	52,687	52,858	150,812	145,075
Operations and maintenance	10,890	9,062	30,890	26,334
Revenue equipment rentals and purchased transportation	15,406	16,462	46,718	46,598
Operating taxes and licenses	3,451	3,423	10,862	10,190
Insurance and claims	8,368	8,360	29,130	24,773
Communications and utilities	1,748	1,785	5,715	4,902
General supplies and expenses	5,801	5,675	17,321	15,719
Depreciation and amortization, including gains and losses on disposition of equipment	13,955	8,624	40,275	27,179
Asset impairment charge	0	0	1,665	0
Total operating expenses	177,955	173,141	535,608	490,725
Operating income (loss)	(2,168)	3,520	(15,984)	6,822
Other (income) expenses:
Interest expense	2,917	1,752	8,924	3,951
Interest income	(129)	(169)	(354)	(491)
Other	(34)	0	(150)	(13)
Other expenses, net	2,754	1,583	8,420	3,447
Income (loss) before income taxes	(4,922)	1,937	(24,404)	3,375
Income tax expense (benefit)	(1,347)	1,142	(7,502)	3,862
Net income (loss)	$(3,575)	$795	$(16,902)	$(487)

Net income (loss) per share:
Basic and diluted earnings (loss) per share:	$(0.25)	$0.06	$(1.21)	$(0.03)

Basic weighted average common shares outstanding	14,026	14,000	14,016	14,074
Diluted weighted average common shares outstanding	14,026	14,059	14,016	14,074

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Total Stockholders'	Comprehensive
	Class A	Class B	Capital	Stock	Earnings	Equity	Loss

Balances at December 31, 2006	$135	$24	$92,053	$(21,582)	$118,214	$188,844

Issuance of restricted stock to non-employee directors from treasury stock	-	-	(4)	304	-	300

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 7)	-	-	-	-	(341)	(341)

SFAS No. 123R stock-based employee compensation cost			189			189

Net loss	-	-	-	-	(16,902)	(16,902)	(16,902)

Comprehensive loss for nine months ended September 30, 2007							$(16,902)

Balances at September 30, 2007	$135	$24	$92,238	$(21,278)	$100,971	$172,090

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)

	Nine months ended September 30, (unaudited)
	2007	2006
Cash flows from operating activities:
Net loss	$(16,902)	$(487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	664	441
Depreciation and amortization, including impairment charge	39,809	29,946
Amortization of deferred financing fees	201	0
Deferred income taxes (benefit)	(2,301)	(1,380)
Loss (gain) on disposition of property and equipment	2,131	(2,884)
Non-cash stock compensation	489	171
Changes in operating assets and liabilities:
Receivables and advances	(3,744)	4,618
Prepaid expenses and other assets	1,595	6,044
Inventory and supplies	1,023	130
Insurance and claims accrual	(5,890)	(4,387)
Accounts payable and accrued expenses	1,070	9,085
Net cash flows provided by operating activities	18,145	41,297

Cash flows from investing activities:
Acquisition of property and equipment	(51,328)	(118,958)
Purchase of Star Transportation, Inc., net of cash acquired	0	(39,004)
Proceeds from building sale leaseback	0	29,630
Proceeds from disposition of property and equipment	42,770	44,947
Payment of acquisition obligation	(250)	0
Net cash flows used in investing activities	(8,808)	(83,385)

Cash flows from financing activities:
Exercise of stock options	0	246
Excess tax benefits from exercise of stock options	0	17
Change in checks outstanding in excess of bank balances	(1,036)	0
Proceeds from issuance of debt	48,361	104,807
Repayments of debt	(57,000)	(58,272)
Debt refinancing costs	(697)	0
Net cash provided by financing activities	(10,372)	46,798

Net change in cash and cash equivalents	(1,035)	4,710

Cash and cash equivalents at beginning of period	5,407	3,618

Cash and cash equivalents at end of period	$4,372	$8,328

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

Note 2.                                Liquidity

As discussed in Note 10, the Company’s Credit Facility and Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, leverage, acquisitions and dispositions, and total indebtedness. On August 28, 2007, the Company signed Amendment No. 1 to the Credit Facility ("Amendment No. 1"),to modify the financial covenants to levels better aligned with the Company’s expected ability to maintain compliance and to grant and expand the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. At September 30, 2007, the Company was in compliance with the covenants of the Credit Facility and Securitization Facility.  However, if the Company experiences future defaults under our Credit Facility, its bank group could cease making further advances, declare its debt to be immediately due and payable, impose significant restrictions and requirements on its operations, and institute foreclosure procedures against their security. If the Company was required to obtain waivers of defaults, the Company may incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, it may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or the Company may have to issue equity securities, which would dilute stock ownership. Even if new financing is made available to the Company, it may not be available on acceptable terms. As a result, the Company’s liquidity, financial condition, and results of operations would be adversely affected.

Note 3.                                Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive earnings (loss) for the nine month periods ended September 30, 2007 and 2006 equaled net income (loss).

Note 4.                                Segment Information

The Company has one reportable segment under the provisions of Statement of Financial Accounting Standards ("SFAS") No.131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131").  Each of the Company's transportation service offerings and subsidiaries that meet the quantitative threshold requirements of SFAS No. 131 provides truckload transportation services that have been aggregated as they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its service offerings and subsidiaries as the condensed consolidated financial statements present the Company's one reportable segment.  The Company generates other revenue through a subsidiary that provides freight brokerage services. The operations of this subsidiary are not material and are therefore not disclosed separately.

Note 5.                                Basic and Diluted Loss per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted earnings per share for the three months ended September 30, 2006 excludes approximately 1.0 million shares, as the option price was greater than the average market price of the common shares. The calculation of diluted loss per share for the three months and nine months ended September 30, 2007 and 2006, respectively, excludes all unexercised shares, as the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth, for the periods indicated, the calculation of net earnings (loss) per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net earnings (loss)	$(3,575)	$795	$(16,902)	$(487)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,026	14,000	14,016	14,074
Effect of dilutive securities:
Employee stock options	-	59	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,026	14,059	14,016	14,074
Net loss per share:
Basic and diluted earnings (loss) per share:	$(0.25)	$0.06	$(1.21)	$(0.03)

Note 6.                                Share-Based Compensation

Prior to May 23, 2006, the Company had four stock-based compensation plans. On May 23, 2006, upon the recommendation of the Company's Board of Directors (the "Board"), its stockholders approved the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan"). The 2006 Plan replaced the Covenant Transportation Group, Inc. 2003 Incentive Stock Plan, Amended and Restated Incentive Stock Plan, Outside Director Stock Option Plan, and 1998 Non-Officer Incentive Stock Plan. The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At September 30, 2007, 218,483 of these 1,000,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended September 30, 2007 and 2006 of approximately $111,000 and $109,000, respectively, and for the nine months ended September 30, 2007 and 2006 of approximately $489,000 and $171,000, respectively. As a result of the acceleration of vesting of all outstanding unvested stock options on August 31, 2005, there was no cumulative effect of initially adopting SFAS No. 123R.

The following tables summarize our stock option activity for the nine months ended September 30, 2007:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,287	$13.98	68 months	$685
Options granted	112	6.76
Options exercised	-	-
Options forfeited	-	-
Options expired	(43)	$16.74
Outstanding at end of period	1,356	$13.30	66 months	$809

Exercisable at end of period	1,162	$13.95	58 months	$427

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

The following tables summarize the Company's restricted stock award activity for the nine months ended September 30, 2007:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2007	456,984	$12.65
Granted	113,533	$10.83
Vested	-	-
Forfeited	-	-
Unvested at September 30, 2007	570,517	$12.29

As of September 30, 2007, the Company had $0.4 million in unrecognized compensation expense related to stock options, which is probable to be recognized over a weighted average period of approximately 3.3 years. As of September 30, 2007, the Company had $0.5 million in unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.3 years.

Note 7.                                Income Taxes

Income tax expense (benefit) varies from the amount computed by applying the federal corporate income tax rate of 35% to income (loss) before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. If recognized, $1.7 million of unrecognized tax benefits would impact the Company's effective tax rate as of September 30, 2007.

The Company is subject to United States Federal income tax examinations for the tax years 2003 and forward. The Company files in numerous state tax jurisdictions with varying statutes of limitations. In connection with the favorable outcome in March 2007 of the captive insurance audit issue of 2003 and 2004 tax years, the Company recognized approximately $0.4 million of income tax benefit for the nine months ended September 30, 2007.  There were no other material changes to the total amount of unrecognized tax benefits for the nine months ended September 30, 2007.

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

Note 10.                                Securitization Facility and Long-Term Debt

Current and long-term debt consisted of the following at September 30, 2007 and December 31, 2006:

(in thousands)	September 30, 2007		December 31, 2006
	Current	Long-Term	Current	Long-Term
Securitization Facility	$53,381	$-	$54,981	$-
Borrowings under Credit Facility	-	90,000	-	104,900
Revenue equipment installment notes with finance company, weighted average interest rate of 5.55% at September 30, 2007, due in monthly installments with final maturities at various dates ranging from September 2010 to March 2011, secured by related revenue equipment	1,280	6,581	-	-
Total debt	$54,661	$96,581	$54,981	$104,900

In December 2006, the Company entered into a second amended and restated revolving credit agreement, (the "Credit Facility") with a group of banks. The Credit Facility matures in December 2011. The Company signed Amendment No. 1 to the Credit Facility on August 28, 2007, which, among other revisions, modified the financial covenants to levels better aligned with the Company’s expected ability to maintain compliance and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 1.875% at September 30, 2007). At September 30, 2007, the Company had borrowings outstanding under the Credit Facility totaling $90.0 million with a weighted average interest rate of 6.975%. The Credit Facility is guaranteed by the Company and all of its subsidiaries, except CVTI Receivables Corp., a Nevada corporation ("CRC"), and Volunteer Insurance Limited.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. As amended, the Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries and certain owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. A commitment fee, which is adjusted quarterly between 0.175% and 0.500% per annum based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases, is due on the daily unused portion of the Credit Facility. At September 30, 2007 and December 31, 2006, the Company had undrawn letters of credit outstanding of approximately $66.1 million and $60.1 million, respectively. As of September 30, 2007, the Company had approximately $27.4 million of available borrowing capacity.

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. The Company can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days. As of September 30, 2007 and December 31, 2006, the Company had $53.4 million and $55.0 million in outstanding current liabilities related to the Securitization Facility, respectively, with weighted average interest rates of 5.89% for the 2007 period and 5.33% for 2006. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility. We were in compliance with the covenants as of September 30, 2007.

Note 11.                                Acquisition

On September 14, 2006, the Company acquired 100% of the outstanding stock of Star Transportation, Inc. ("Star"), a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. The acquisition included 614 tractors and 1,719 trailers. The total purchase price of approximately $40.1 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with SFAS No. 141, Business Combinations. Star's operating results have been accounted for in the Company's consolidated results of operations since the acquisition date.

The following table summarizes the Company's fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

The total purchase price of $40.1 million included purchase price consideration paid to the selling shareholders of Star, or their respective escrow agents, totaling $38.8 million and $0.3 million of acquisition-related costs, as well as an additional 3-year acquisition obligation note payable totaling $1.0 million to one of the selling shareholders of Star related to her 7-year noncompetition agreement.

Note 12.                                Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the expected impact of SFAS No. 159 in the consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact in the consolidated condensed financial statements.

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

Financial risks, which potentially subject the Company to concentrations of credit risk, consist of deposits in banks in excess of the Federal Deposit Insurance Corporation limits. The Company's sales are generally made on account without collateral. Repayment terms vary based on certain conditions. The Company maintains reserves, which it believes are adequate to provide for potential credit losses. The majority of its customer base spans the United States. The Company monitors these risks and believes the risk of incurring material losses is remote.

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

Executive Overview

We are the tenth largest truckload carrier in the United States measured by fiscal 2006 revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our service standards can provide a competitive advantage. Currently, we categorize our business with five major transportation service offerings: Expedited long haul service, Refrigerated service, Dedicated service, Covenant regional solo-driver service, and Star regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers. We also generate revenue through a subsidiary that provides freight brokerage services.

On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star's operating results have been accounted for in the Company's consolidated condensed financial statements since the acquisition date. Star's total revenue for the three months ended September 30, 2007 was $24.2 million, representing approximately 13.8% of our consolidated total revenue. Star's total revenue for the nine months ended September 30, 2007 was $73.1 million, representing approximately 14.1% of our consolidated total revenue.

For the nine months ended September 30, 2007, total revenue increased $22.1 million, or 4.4%, to $519.6 million from $497.5 million in the 2006 period. Freight revenue, which excludes revenue from fuel surcharges, increased $30.2 million, or 7.3%, to $443.1 million in the 2007 period from $412.9 million in the 2006 period.  We experienced a net loss of $16.9 million, or ($1.21) per share, for the first nine months of 2007, compared with a net loss of $0.5 million, or ($0.03) per share, for the first nine months of 2006.

For the nine months ended September 30, 2007, our average freight revenue per tractor per week, our main measure of asset productivity, decreased 0.5%, to $3,043 compared to $3,058 in the same period of 2006. The decrease was primarily generated by a 0.9% decrease in average miles per tractor, offset by a 0.4% increase in average freight revenue per total mile. Weighted average tractors increased 5.9% to 3,651 in the 2007 period from 3,448 in the 2006 period, primarily as a result of the Star acquisition. The third quarter freight market reflected a sustained decline in truck tonnage and continued numerous customer requests for bid packages, resulting in continued pressure on freight rates and soft demand for capacity.

Our after-tax costs on a per-mile basis increased 6.1%, or $.083 per mile, compared with the first nine months of 2006. The main factors were: a $.037 per mile increase in depreciation and amortization expense (resulting primarily from the acquisition of tangible and intangible assets of Star and a $5.0 million reduction in gain on sale of property and equipment); a $.034 per mile increase in net fuel expense associated with an increase in freight obtained through brokers, an increase in non-revenue miles, and less compensatory fuel surcharge programs contracted with our customers; a $.015 per mile increase in interest expense related primarily to the additional debt from the September 2006 acquisition of Star, as well as higher year-to-date average interest rates; a $.010 per mile increase in insurance and claims; a $.010 per mile increase in maintenance expense; a $.009 per mile increase in compensation expense (driven primarily by increases in driver pay from better retention of experienced drivers, office salaries resulting from growth of our brokerage subsidiary, and severance payments and additional headcount related to our realignment efforts); and a $.005 per mile impairment charge related to our decision to sell our corporate aircraft. These increases were partially offset by a $.037 per mile decrease in income tax expense.

For the three months ended September 30, 2007, results of each service offering included the following, as compared to the results we had achieved for the three months ended September 30, 2006:

●
Expedited long haul service. We increased the fleet by approximately 8%, primarily through the January 2007 assimilation of the former Covenant Refrigerated service offering's team-driver trucks into this service offering. The Expedited service offering suffered from lower fuel surcharge collection and a reduction in team drivers within this fleet, resulting in an increase in solo-driver loads. Average freight revenue per truck per week declined by 4.7%, with average freight revenue per total mile down less than one percent and miles down about 3.9%.

●
Refrigerated service. In January 2007, we assimilated the single-driver trucks from our former Covenant Refrigerated service offering into our Southern Refrigerated Transport ("SRT") service offering.  The addition of the unprofitable Covenant Refrigerated operations into SRT resulted in a deterioration of SRT's performance, primarily due to a significant increase in freight from freight brokers and acceptance of new customer contracts at lower rates to keep trucks loaded. SRT’s rates declined by approximately $.02 per mile. Fuel surcharge recovery also suffered, primarily led by the additional broker freight and an increase in non-revenue miles from 9.8% to 10.3% of total miles. Since the assimilation of the single-driver trucks from our Covenant Refrigerated service offering, SRT has gradually reduced its dependency on broker freight.

●	Dedicated service. We increased the fleet by approximately 2%. Average revenue per truck was basically flat as we were able to maintain rates and miles per truck in a difficult freight environment.

●
Covenant regional solo-driver service. We decreased the average fleet by approximately 324 trucks or 37%. Average freight revenue per truck declined 1.7%, due primarily to a 3.1% decrease in average freight revenue per total mile, partially offset by a 2.6% increase in average miles per truck. Fuel surcharge recovery also declined. Substantial additional improvements are needed for this service offering to become profitable.

●
Star regional solo-driver service. On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star's total revenue for the quarter ended September 30, 2007 totaled approximately $24.2 million. Especially soft freight demand in the southeastern United States, where Star’s lanes are concentrated, resulted in rate pressure, fewer loaded miles, a larger percentage of unloaded miles, and reduced fuel surcharge collection, related in part, to greater reliance on brokered freight.

●
Covenant Transport Solutions’ brokerage freight service. Covenant Transport Solutions has continued to grow through the addition of agents, who are paid a commission for each load of freight they provide. The number of loads increased to 2,580 from 985 loads in the third quarter of 2006. Average revenue per load also increased 23.6% to $1,773 from $1,435 per load in the third quarter of 2006. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our service offerings.

At September 30, 2007, we had $172.1 million in stockholders' equity and $151.2 million in balance sheet debt for a total debt-to-capitalization ratio of 46.8% and a book value of $12.27 per share.

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

In our trucking operations, we also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. We measure revenue before fuel surcharges, or "freight revenue," because we believe that fuel surcharges tend to be a volatile source of revenue. We believe the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period. In our brokerage operations, we derive revenue from arranging loads for other carriers.

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

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting, and arranging for the transportation of, freight for our customers. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, as well as brokerage and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. In addition, we have other mostly fixed costs, such as our non-driver personnel.

Our business realignment presents numerous challenges and may result in volatile financial performance or periods of unprofitable results. Fluctuations in results may be ongoing as major activities within the realignment are expected to continue throughout 2007. Looking ahead, our goals for the remainder of 2007 have changed substantially since the end of the second quarter of 2007.   Our previous goal to post a small profit in the fourth quarter does not appear to be achievable as the economy, rates, and fuel surcharge collection are not expected to improve substantially. We continue to caution that we are anticipating slow and modest improvements given the current freight environment.

Revenue Equipment

We operate approximately 3,562 tractors and 8,744 trailers. Of our tractors, at September 30, 2007, approximately 3,013 were owned, 433 were financed under operating leases, and 116 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at September 30, 2007, approximately 2,017 were owned and approximately 6,727 were financed under operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

During 2006, we replaced approximately 2,000 tractors, or approximately 55% of our Company-owned tractor fleet. This is a substantially greater percentage than the number of tractors we would normally have replaced and resulted in a substantial increase over normal replacement capital expenditures. We increased our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements. We continue to have a young fleet with an average tractor age of 1.7 years and an average trailer age of 3.1 years.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended September 30,			Three Months Ended September 30,
	2007	2006		2007	2006
Total revenue	100.0%	100.0%	Freight revenue(1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	37.3%	37.9%	Salaries, wages, and related expenses	44.2%	46.4%
Fuel expense	30.0%	29.9%	Fuel expense (1)	17.1%	14.1%
Operations and maintenance	6.2%	5.2%	Operations and maintenance	7.3%	6.3%
Revenue equipment rentals and purchased transportation	8.8%	9.3%	Revenue equipment rentals and purchased transportation	10.4%	11.4%
Operating taxes and licenses	1.9%	1.9%	Operating taxes and licenses	2.4%	2.4%
Insurance and claims	4.8%	4.7%	Insurance and claims	5.6%	5.8%
Communications and utilities	1.0%	1.0%	Communications and utilities	1.2%	1.2%
General supplies and expenses	3.3%	3.2%	General supplies and expenses	3.9%	3.9%
Depreciation and amortization	7.9%	4.9%	Depreciation and amortization	9.4%	6.0%
Asset impairment charge	0.0%	0.0%	Asset impairment charge	0.0%	0.0%
Total operating expenses	101.2%	98.0%	Total operating expenses	101.5%	97.5%
Operating income (loss)	(1.2)%	2.0%	Operating income (loss)	(1.5)%	2.5%
Other expense, net	1.6%	0.9%	Other expense, net	1.8%	1.1%
Income (loss) before income taxes	(2.8)%	1.1%	Income (loss) before income taxes	(3.3)%	1.4%
Income tax expense (benefit)	(0.8)%	0.6%	Income tax expense (benefit)	(0.9)%	0.8%
Net income (loss)	(2.0)%	0.5%	Net income (loss)	(2.4)%	0.6%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($27.3 million and $32.5 million in the three months ended September 30, 2007 and 2006, respectively).

	Nine Months Ended June 30,			Nine Months Ended June 30,
	2007	2006		2007	2006
Total revenue	100.0%	100.0%	Freight revenue(2)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	38.9%	38.2%	Salaries, wages, and related expenses	45.6%	46.0%
Fuel expense	29.0%	29.1%	Fuel expense (2)	16.8%	14.6%
Operations and maintenance	6.0%	5.2%	Operations and maintenance	7.0%	6.4%
Revenue equipment rentals and purchased transportation	9.0%	9.4%	Revenue equipment rentals and purchased transportation	10.4%	11.3%
Operating taxes and licenses	2.1%	2.0%	Operating taxes and licenses	2.5%	2.5%
Insurance and claims	5.6%	5.0%	Insurance and claims	6.6%	6.0%
Communications and utilities	1.1%	1.0%	Communications and utilities	1.3%	1.2%
General supplies and expenses	3.3%	3.2%	General supplies and expenses	3.9%	3.8%
Depreciation and amortization	7.8%	5.5%	Depreciation and amortization	9.1%	6.6%
Asset impairment charge	0.3%	0.0%	Asset impairment charge	0.4%	0.0%
Total operating expenses	103.1%	98.6%	Total operating expenses	103.6%	98.4%
Operating income (loss)	(3.1)%	1.4%	Operating income (loss)	(3.6)%	1.6%
Other expense, net	1.6%	0.7%	Other expense, net	1.9%	0.8%
Income (loss) before income taxes	(4.7)%	0.7%	Income (loss) before income taxes	(5.5)%	0.8%
Income tax expense (benefit)	(1.4)%	0.8%	Income tax expense (benefit)	(1.7)%	0.9%
Net loss	(3.3)%	(0.1)%	Net loss	(3.8)%	(0.1)%

(2)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($76.5 million and $84.6 million in the nine months ended September 30, 2007 and 2006, respectively).

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THREE MONTHS ENDED SEPTEMBER 30, 2006

For the quarter ended September 30, 2007, we experienced a net loss of $3.6 million compared with a net gain of $0.8 million for the 2006 period.  The main factors in the loss were an approximately 2.2% decline in average freight revenue per tractor per week combined with increases in net fuel cost, maintenance, depreciation, and interest, offset by a decrease in workers’ compensation expense.

For the quarter ended September 30, 2007, total revenue decreased $0.9 million, or 0.5%, to $175.8 million from $176.7 million in the 2006 period. Total revenue includes $27.3 million and $32.5 million of fuel surcharge revenue in the 2007 and 2006 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and an average length of haul of approximately 422 miles.  We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes, and terminal locations as it had prior to our acquisition.  The acquisition included 614 tractors and 1,719 trailers. Star's operating results have been accounted for in the Company's results of operations since the acquisition date. Star's total revenue for the quarter ended September 30, 2007 totaled approximately $24.2 million, which is included in our consolidated condensed statements of operations for the quarter ended September 30, 2007. Star's cost structure is similar to that of our additional operating subsidiaries, and therefore has a minimal impact on expenses as a percentage of freight revenue.

Freight revenue increased $4.4 million, or 3.0%, to $148.5 million in the three months ended September 30, 2007, from $144.1 million in the same period of 2006. The third quarter freight market reflected a sustained decline in truck tonnage and numerous requests for bid packages which continued through the quarter. As a result, average freight revenue per tractor per week, our main measure of asset productivity, decreased 2.2%, to $3,054 in the three months ended September 30, 2007, compared to $3,123 in the same period of 2006, as average miles per tractor decreased 2.4%. This decrease was slightly offset by a 0.2% increase in average freight revenue per total mile. Weighted average tractors increased 3.1% to 3,586 in the 2007 period from 3,479 in the 2006 period. Excluding Star, we downsized our tractor fleet with the goal of achieving greater fleet utilization and improved profitability.  In general, excluding Star, the changes in freight mix as a result of the realignment expanded the portions of our business with more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor. The lackluster freight environment continued to impact every subsidiary and service offering.

Salaries, wages, and related expenses decreased $1.2 million, or 1.9%, to $65.6 million in the 2007 period, from $66.9 million in the 2006 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 44.2% in the 2007 period, from 46.4% in the 2006 period.  Driver pay increased $0.9 million to $46.8 million in the 2007 period, from $45.9 million in the 2006 period as improved driver retention resulted in higher wages for more experienced drivers. This resulted in slightly increased driver pay on a cost per mile basis of 1.1% in the 2007 period over the 2006 period. Our employee benefits, decreased $2.0 million to $7.0 million in the 2007 period from $9.0 million in the 2006 period, almost entirely attributable to favorable workers’ compensation exposure.

Fuel expense, net of fuel surcharge revenue of $27.3 million in the 2007 period and $32.5 million in the 2006 period, increased $5.1 million, or 25.0%, to $25.4 million in the 2007 period, from $20.3 million in the 2006 period. As a percentage of freight revenue, net fuel expense increased to 17.1% in the 2007 period from 14.1% in the 2006 period.  Diesel fuel prices were up approximately $0.07 per gallon compared to the 2006 period. Fuel surcharges amounted to $0.26 per total mile in the 2007 period and $0.31 in the same period 2006. In the 2007 period, we had a lower surcharge collection rate due primarily to three factors: 1) the increase in freight obtained through brokers, 2) less compensatory fuel surcharge programs, and 3) an increase in the percentage of non-revenue miles, due to the decrease in freight demand. Our total miles increased approximately 0.6% while our fuel surcharge revenue decreased 16.2%. The resulting net effect was that our fuel expense, net of surcharge, increased approximately $.05 per mile versus the 2006 period, a negative impact of $0.22 per share. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.8 million to $10.9 million in the 2007 period from $9.1 million in the 2006 period.  As a percentage of freight revenue, operations and maintenance increased to 7.3% in the 2007 period from 6.3% in the 2006 period because of increased tire expense and additional maintenance expense related to an increase in the average age of our fleet, primarily related to Star’s longer trade cycles.

Revenue equipment rentals and purchased transportation decreased $1.1 million, or 6.4%, to $15.4 million in the 2007 period, from $16.5 million in the 2006 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 10.4% in the 2007 period from 11.4% in the 2006 period. Payments to third-party transportation providers from our brokerage subsidiary were $3.6 million in the 2007 period, compared to $1.2 million in the 2006 period. Tractor and trailer equipment rental and other related expenses decreased $3.1 million, to $7.5 million compared with $10.6 million in the same period of 2006. We had financed approximately 433 tractors and 6,727 trailers under operating leases at September 30, 2007, compared with 1,008 tractors and 7,647 trailers under operating leases at September 30, 2006. Payments to independent contractors decreased $0.5 million, or 9.4%, to $4.2 million in the 2007 period from $4.7 million in the 2006 period, mainly due to a slight decrease in the independent contractor fleet.

Operating taxes and licenses remained essentially constant at $3.5 million in the 2007 period and $3.4 million in the 2006 period. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.4% for 2007 and 2006, respectively.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage claims, remained constant at $8.4 million in the 2007 period and the 2006 period. As a percentage of freight revenue, insurance and claims decreased to 5.6% in the 2007 period from 5.8% in the 2006 period. Excluding any unforeseen unfavorable development of cases, we expect insurance and claims expense to continue at a range of $.075 to $.09 per mile for the last quarter of 2007.

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

Communications and utilities expense decreased to $1.7 million in the 2007 period from $1.8 million in the 2006 period.  As a percentage of freight revenue, communications and utilities remained constant at 1.2% in the 2007 and 2006 periods, respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.1 million to $5.8 million in the 2007 period from $5.7 million in the 2006 period. As a percentage of freight revenue, general supplies and expenses remained constant at 3.9% in the 2007 and 2006 periods, respectively.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $5.3 million, or 61.8%, to $13.9 million in the 2007 period from $8.6 million in the 2006 period. As a percentage of freight revenue, depreciation and amortization increased to 9.4% in the 2007 period from 6.0% in the 2006 period. The increase related to several factors, including: an increase in the number of owned tractors and trailers in the 2007 period; a softer market for used equipment resulting in a loss of $1.2 million in the 2007 period compared to a gain of $1.2 million in the 2006 period; and increased amortization expense of $0.4 million related to the identifiable intangibles acquired with our Star acquisition on September 14, 2006. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.  Other expense, net, increased $1.2 million, to $2.8 million in the 2007 period from $1.6 million in the 2006 period. The increase relates primarily to increased net interest expense of $1.6 million resulting from the additional borrowings related to the Star acquisition, along with increased average interest rates. However a portion of this increase has been offset by a reduction in overall balance sheet debt since the Star acquisition.

Our income tax benefit was $1.3 million for the 2007 period compared to income tax expense of $1.1 million for the 2006 period. The effective tax rate is different from the expected combined tax rate as a result of permanent differences primarily related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced a net loss of $3.6 million in the 2007 period, while the 2006 period had net income of $0.8 million. As a result of the foregoing, our net income (loss) as a percentage of freight revenue deteriorated to (2.4%) in the 2007 period from 0.6% in the 2006 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO NINE MONTHS ENDED SEPTEMBER 30, 2006

For the nine months ended September 30, 2007, total revenue increased $22.1 million, or 4.4%, to $519.6 million from $497.5 million in the 2006 period.  Total revenue includes $76.6 million and $84.6 million of fuel surcharge revenue in the 2007 and 2006 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and an average length of haul of approximately 422 miles.  We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes and terminal locations as it had prior to our acquisition.  The acquisition included 614 tractors and 1,719 trailers. Star's operating results have been accounted for in the Company's results of operations since the acquisition date. Star's total revenue for the nine months ended September 30, 2007 totaled approximately $73.1 million, which is included in our consolidated condensed statements of operations for the nine months ended September 30, 2007. Star's cost structure is similar to that of our additional operating subsidiaries, and therefore has a minimal impact on expenses as a percentage of freight revenue.

Freight revenue increased $30.2 million or 7.3% to $443.1 million in the nine months ended September 30, 2007 from $412.9 million in the same period of 2006. Average freight revenue per tractor per week, our primary measure of asset productivity, decreased 0.5% to $3,043 in the 2007 period from $3,058 in the 2006 period. The decrease was primarily generated by a 0.9% decrease in average miles per tractor, partially offset by a 0.4% increase in our average freight revenue per total mile. Excluding Star, we downsized our tractor fleet with the goal of achieving greater fleet utilization and improved profitability.  In general, excluding Star, the changes in freight mix as a result of the realignment expanded the portions of our business with more miles per tractor, and generally lower rate structures, while shrinking the regional service offering, which had the highest rate structure but significantly lower miles per tractor.  The lackluster freight environment continued to impact every subsidiary and service offering.

Salaries, wages, and related expenses increased $12.2 million, or 6.5%, to $202.2 million in the 2007 period, from $190.0 million in the 2006 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 45.6% in the 2007 period, from 46.0% in the 2006 period. Driver pay increased $10.2 million to $140.5 million in the 2007 period from $130.3 million in the 2006 period as improved driver retention resulted in higher wages for more experienced drivers. This resulted in increased driver pay on a cost per mile basis of 2.3% in the 2007 period over the 2006 period. The increase was largely attributable to improved driver retention that resulted in higher wages for more experienced drivers. Our employee benefits, decreased $1.4 million to $25.8 million in the 2007 period from $27.2 million in the 2006 period, attributable to favorable health insurance expense of $1.5 million and reduced workers’ compensation exposure resulting in a $0.9 million reduction in related expense, offset by increased payroll taxes of $1.1 million related to increased salaries and wages. These benefit expenses decreased to 5.8% of freight revenue in the 2007 period from 6.6% of freight revenue in the 2006 period.

Fuel expense, net of fuel surcharge revenue of $76.5 million in the 2007 period and $84.6 million in the 2006 period, increased $13.8 million to $74.3 million in the 2007 period from $60.5 million in the 2006 period. As a percentage of freight revenue, net fuel expense increased to 16.8% in the 2007 period from 14.6% in the 2006 period. Fuel surcharges amounted to $0.24 per total mile in the 2007 period compared to $0.28 per total mile in the 2006 period. In the 2007 period, we had a lower surcharge collection rate due primarily to three factors: 1) the increase in freight obtained through brokers, 2) less compensatory fuel surcharge programs, and 3) an increase in the percentage of non-revenue miles, due to the decrease in freight demand. Our total miles increased approximately 4.9% while our fuel surcharge revenue decreased 9.6%. The resulting net effect was that our fuel expense, net of surcharge, increased approximately $.03 per mile. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $4.6 million to $30.9 million in the 2007 period from $26.3 million in the 2006 period.  As a percentage of freight revenue, operations and maintenance increased to 7.0% in the 2007 period from 6.4% in the 2006 period.  The increase resulted in part from higher unloading costs, tractor and trailer maintenance costs, and tire expense, but was offset by reduced driver recruiting expense and tolls.

Revenue equipment rentals and purchased transportation increased $0.1 million, or 0.3%, to $46.7 million in the 2007 period, from $46.6 million in the 2006 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 10.5% in the 2007 period from 11.3% in the 2006 period. Payments to third-party transportation providers primarily from our brokerage subsidiary were $8.6 million in the 2007 period, compared to $1.5 million in the 2006 period. Tractor and trailer equipment rental and other related expenses decreased $5.7 million, to $25.0 million in the 2007 period compared with $30.7 million in the same period of 2006. We had financed approximately 433 tractors and 6,727 trailers under operating leases at September 30, 2007, compared with 1,008 tractors and 7,647 trailers under operating leases at September 30, 2006. Payments to independent contractors decreased $1.2 million to $13.1 million in the 2007 period from $14.3 million in the 2006 period, mainly due to a decrease in the independent contractor fleet.

Operating taxes and licenses increased $0.7 million, or 6.6%, to $10.9 million in the 2007 period, from $10.2 million in the 2006 period. As a percentage of freight revenue, operating taxes and licenses remained constant at 2.5% in the 2007 and 2006 periods.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $4.3 million, or 17.6%, to approximately $29.1 million in the 2007 period from approximately $24.8 million in the 2006 period. As a percentage of freight revenue, insurance and claims increased to 6.6% in the 2007 period from 6.0% in the 2006 period. The increase was a result of unfavorable developments on two large claims where new information became available and the claims were ultimately settled during the second quarter, increasing our accrual for casualty claims by $5.2 million. The underlying claims had occurred in 2004 and 2005. In contrast to these two settlements, our frequency and severity of accidents during the 2007 period has improved versus the 2006 period.

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

Communications and utilities expense increased $0.8 million to $5.7 million in the 2007 period from $4.9 million in the 2006 period.  As a percentage of freight revenue, communications and utilities remained essentially constant at 1.3% and 1.2% in the 2007 and 2006 periods, respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.6 million to $17.3 million in the 2007 period from $15.7 million in the 2006 period. As a percentage of freight revenue, general supplies and expenses increased slightly to 3.9% in the 2007 period from 3.8% in the 2006 period. Of this increase, $0.7 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006, as described more fully in the following paragraph. Sales agent commissions, primarily from our growing brokerage subsidiary, increased $0.5 million to $0.6 million in the 2007 period, compared to $0.1 million in the 2006 period.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee (collectively, the "Headquarters Facility"). We received proceeds of approximately $29.6 million from the sale of the Headquarters Facility, which we used to pay down borrowings under our Credit Facility and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the Headquarters Facility at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.4 million, which is being amortized ratably over the life of the lease and recorded as an offset to general supplies and expenses (specifically to building rent) on our consolidated condensed statements of operations.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $13.1 million, or 48.2%, to $40.3 million in the 2007 period from $27.2 million in the 2006 period. As a percentage of freight revenue, depreciation and amortization increased to 9.1% in the 2007 period from 6.6% in the 2006 period. The increase related to several factors, including: an increase in the number of owned tractors and trailers in the 2007 period; a softer market for used equipment resulting in a loss of $2.1 million in the 2007 period compared to a gain of $2.9 million in the 2006 period; and increased amortization expense of $1.1 million related to the identifiable intangibles acquired with our Star acquisition on September 14, 2006. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The asset impairment charge relates to our decision to sell our corporate aircraft to reduce ongoing operating costs. We recorded an impairment charge of $1.7 million, reflecting the unfavorable fair market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current book value of related airplane leasehold improvements.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.  Other expense, net, increased $5.0 million, to $8.4 million in the 2007 period from $3.4 million in the 2006 period. The increase relates primarily to increased net interest expense of $4.9 million resulting from the additional borrowings related to the Star acquisition, along with increased average interest rates. However a portion of this increase has been offset by a reduction in overall balance sheet debt since the Star acquisition.

Our income tax benefit was $7.5 million for the 2007 period compared to income tax expense of $3.9 million for the 2006 period. The effective tax rate is different from the expected combined tax rate as a result of permanent differences primarily related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. In addition, we received a net tax benefit compared with the 2006 period because we reversed a contingent tax accrual effective March 31, 2007, based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor.  This concession resulted in recognition of approximately $0.4 million of income tax benefit for the nine months ended September 30, 2007.

Primarily as a result of the factors described above, net income decreased approximately $16.4 million to a net loss of $16.9 million in the 2007 period from a net loss of $0.5 million in the 2006 period.

 LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and Credit Facility, cash flows from operations, long-term operating leases, and secured installment notes with finance companies.  Our primary sources of liquidity at September 30, 2007, were funds provided by operations, proceeds from the sale of used revenue equipment, proceeds under the Securitization Facility, borrowings under our Credit Facility, borrowings from secured installment notes (each as defined in Note 10 to our consolidated condensed financial statements contained herein), and operating leases of revenue equipment. Based on our expected financial condition, results of operation, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated financial condition, results of operations, and cash flows, continued availability under our Credit Facility and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $18.1 million in the 2007 period and $41.3 million in the 2006 period. Our cash from operating activities was lower in 2007 primarily due to our net loss, less efficient collection of receivables which resulted in an approximately $8.4 million reduction in cash from operating activities in the 2007 period, the payment of our prepaid casualty insurance premiums.  During the 2007 period, we paid one year of prepaid casualty insurance premiums equaling $3.8 million, while in the 2006 period all of our prepaid casualty insurance premiums had been paid as part of a two-year policy that began in 2005.

Net cash used in investing activities was $8.8 million in the 2007 period and $83.4 million in the 2006 period. The 2007 period cash outflows were primarily related to net purchases of property and equipment. In the 2006 period, $39.0 million was used for the acquisition of Star and $74.0 million was used for net purchases of property and equipment, which was offset by the $29.6 million of proceeds from the April 2006 sale leaseback transaction of our Headquarters Facility. Assuming that we proceed as planned with minimal new tractor and trailer purchase activity during 2007, that we dispose of assets held for sale during 2007 at expected prices, and that we do not complete any business acquisitions, we expect our capital expenditures, net of proceeds of dispositions, to drop to a range of $10 million to $15 million for fiscal 2007 from $100 million in fiscal 2006.

Net cash used in financing activities was $10.4 million in the 2007 period, as we used the proceeds from equipment sales to pay down Credit Facility and Securitization Facility debt. Net cash provided by financing activities was $46.8 million in the 2006 period, primarily used for the acquisition of Star on September 14, 2006. At September 30, 2007, the Company had outstanding balance sheet debt of $151.2 million, consisting of $90.0 million drawn under the Credit Facility, approximately $53.4 million from the Securitization Facility, and $7.9 million from revenue equipment installment notes. Weighted average interest rates on this debt range from 5.6% to 7.0% as of September 30, 2007.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during the first nine months of 2007.  At September 30, 2007, there were 1,154,100 shares still available to purchase under the guidance of this plan. The stock repurchase plan expires June 30, 2008.

Material Debt Agreements

In December 2006, the Company entered into our Credit Facility with a group of banks. The Credit Facility matures in December 2011. The Company signed Amendment No. 1 to the Credit Facility on August 28, 2007, which, among other revisions, modified the financial covenants to levels better aligned with the Company’s expected ability to maintain compliance and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 1.875% at September 30, 2007). At September 30, 2007, the Company had borrowings outstanding under the Credit Facility totaling $90.0 million, with a weighted average interest rate of 6.975%. The Credit Facility is guaranteed by the Company and all of its subsidiaries, except CRC and Volunteer Insurance Limited.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. As amended, the Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries and certain owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. A commitment fee, which is adjusted quarterly between 0.175% and 0.500% per annum based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases, is due on the daily unused portion of the Credit Facility. At September 30, 2007 and December 31, 2006, the Company had undrawn letters of credit outstanding of approximately $66.1 million and $60.1 million, respectively. As of September 30, 2007, the Company had approximately $27.4 million of available borrowing capacity.

In December 2000, the Company entered into our Securitization Facility. On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. The Company can receive up to $70.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days. As of September 30, 2007 and December 31, 2006, the Company had $53.4 million and $57.3 million in outstanding current liabilities related to the Securitization Facility, respectively, with weighted average interest rates of 5.89% for the 2007 period and 5.33% for 2006. CRC does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness.  Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility. We were in compliance with the covenants as of September 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, the Company airplane, and certain real estate. At September 30, 2007, we had financed approximately 433 tractors and 6,727 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments in respect of such vehicles are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $25.0 million for the 2007 period, compared to $30.7 million for the 2006 period.  The total amount of remaining payments under operating leases as of September 30, 2007, was approximately $138.9 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of September 30, 2007, the maximum amount of the residual value guarantees was approximately $33.1 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Depreciation of Revenue Equipment – Depreciation is determined using the straight-line method over the estimated useful lives of the assets and was approximately $34.5 million on tractors and trailers in the first nine months of 2007.  Depreciation of revenue equipment is our largest item of depreciation.  We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 7% to 26% and new trailers over seven to ten years to salvage values of 22% to 39%. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in our useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our consolidated condensed statements of operations.

Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist.  Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  We measure the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. During the quarter ended June 30, 2007, related to our decision to sell our corporate aircraft, we recorded an impairment charge of $1.7 million, reflecting the unfavorable market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current net book value of related airplane leasehold improvements.

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

Accounting for Investments - Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc ("Transplace"). Transplace operates a global transportation logistics service. In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of September 30, 2007, no such charge had been recorded. However, we have continued to assess this investment for impairment as our evaluation of the value of this investment had been steadily declining prior to the first quarter of 2007, at which time Transplace’s cash flow improvements have steadied this decline. As such, we do not currently believe that an impairment charge will be warranted in the near term. We will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2009, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

In July 2006, the FASB issued FIN 48. The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. If recognized, $1.7 million of unrecognized tax benefits would impact the Company's effective tax rate as of September 30, 2007.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted income and prior years’ taxable income, no valuation reserve has been established at September 30, 2007, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since the first round of additional regulation in 2002.  As of September 30, 2007, we are operating 91 tractors with the 2007-compliant engines, and our substantial "pre-buy" in 2006 has reduced our need to acquire new tractors in the near-term. Compliance with the 2007 standards is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of September 30, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Our variable rate obligations consist of our Credit Facility and our Securitization Facility. Borrowings under the Credit Facility, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 1.875% at September 30, 2007. At September 30, 2007, we had variable borrowings of $90.0 million outstanding under the Credit Facility. Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At September 30, 2007, borrowings of approximately $53.4 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Facility and Securitization Facility at September 30, 2007 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $1.4 million.

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

We were in default of our financial covenants under our Credit Facility as of June 30, 2007. We obtained a waiver from our bank group and modified the financial covenants in the Credit Facility to levels better aligned with our expected future results and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. We were in compliance with the financial covenants at September 30, 2007. A future default could result in the acceleration of our outstanding indebtedness under the Credit Facility, increased fees and expenses, restrictions on our operations, dilutive stock issuances, and an inability to obtain financing on acceptable terms, which could have a materially adverse effect on our liquidity, financial condition, and results of operations.

We have a $200.0 million Credit Facility with a group of banks under which we had borrowings outstanding totaling $90.0 million as of September 30, 2007. The Company signed Amendment No. 1 to the Credit Facility on August 28, 2007, which among other revisions, granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility.  As amended, the Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries and certain owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. The Credit Facility includes a number of covenants, including financial covenants.

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

The profitability of our Star subsidiary has declined substantially since we acquired Star in September 2006.  We believe the primary factor has been lack of freight demand in the southeastern United States, where Star's operations are concentrated.  However, other factors may be contributing, as well.  We may not be able to cause Star to operate at its former level of profitability.  If we do not, our financial results may suffer and we could be forced to write-down all or a portion of the goodwill associated with the Star acquisition.

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

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week.  On September 28, 2007, the court , in response to a request by the FMCSA for a 12-month extension of the vacated rules, ruled that the vacated rules may remain in effect for 90 days.  At the end of the 90 day period, the 11 hour driving limit and the 34 hour restart provisions of the 2005 Rules could be eliminated.  We understand that the FMCSA is currently evaluating its options in light of the court's ruling and it is unclear whether the FMCSA will issue any interim regulations at this time.

The court's decision may have varying effects, in that reducing driving time to 10 hours daily may reduce productivity in certain instances, while eliminating the 34-hour restart may enhance productivity in certain instances.  On the whole, however, we would expect the court's decision to reduce productivity and cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured.  Additionally, we are unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Amended Bylaws dated September 27, 1994
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Amended Bylaws dated September 27, 1994
10.1	#
Amendment No. 1 to the Second Amended and Restated Credit Agreement dated December 21, 2006 among Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of America, N.A., and each financial institution which is a party to the Credit Agreement Amendment

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 6, 2007	By:	/s/ Joey B. Hogan
Joey B. Hogan
Senior Executive Vice President and Chief Operating Officer,
in his capacity as such and on behalf of the issuer.