Form 10-K
period 2007-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2008-03-17
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24960
COVENANT TRANSPORTATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0320154
(State / other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Birmingham Hwy.
Chattanooga, TN	37419
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	423-821-1212
Securities registered pursuant to Section 12(b) of the Act:	$0.01 Par Value Class A Common Stock – The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:	None

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
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2007, was approximately $87.0 million (based upon the $11.40 per share closing price on that date as reported by Nasdaq and affiliate voting stock ownership reported on our most recent Schedule 14A, filed April 20, 2007). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 13, 2008, the registrant had 11,676,298 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Materials from the registrant's definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on May 13, 2008 have been incorporated by reference into Part III of this Form 10-K.

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

References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Covenant Transportation Group, Inc. and its subsidiaries.

General

We are the tenth largest truckload carrier in the United States measured by fiscal 2006 revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our services can provide a competitive advantage. Currently, we categorize our business with five major service offerings: Expedited long haul service, SRT Refrigerated service, Dedicated service, Covenant regional solo-driver service, and Star regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers. We also generate revenue through a subsidiary that provides freight brokerage services.

We were founded as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  Beginning in the late 1990's and continuing into 2001, a combination of customer demand for additional services, changes in freight distribution patterns, a desire to reduce exposure to the more cyclical and seasonal long-haul markets, and a desire for additional growth markets convinced us to offer additional services. Through our acquisitions of Bud Meyer Truck Line and Southern Refrigerated Transport ("SRT"), we entered the refrigerated market. Through our acquisitions of Harold Ives Trucking, Con-Way Truckload Services and Star Transportation ("Star"), we developed a significant solo-driver operation. In addition, over the past several years, we internally developed the capacity to provide dedicated fleet and freight brokerage services.

In mid-2005, we undertook a realignment of our business into distinct service offerings. Following our business realignment, we operate as a holding company with several service offerings, some of which are offered through separate subsidiaries.  As of March 2008, our service offerings were as follows:

•
Expedited long-haul service. At December 31, 2007, we operated approximately 927 tractors in our Expedited service offering.  Our expedited teams in this service offering generally operate over distances ranging from 1,000 to 2,000 miles and had an average length of haul of 1,484 miles in the fourth quarter of 2007. Our expedited teams can offer service standards such as coast-to-coast delivery in 72 hours, meeting delivery appointments within 15 minutes, and delivering 97% of loads on-time. We believe our expedited teams offer greater speed and reliability than rail, rail-truck intermodal, and solo-driver competitors at a lower cost than air freight. The main advantage to us of expedited team service is the relatively high revenue per tractor. The main challenges are managing the mileage on the trucks to avoid decreasing the resale value and recruiting and pairing two drivers, particularly during driver shortages.

•
Dedicated service. At December 31, 2007, we operated approximately 670 tractors in our Dedicated service offering with an average length of haul of 632 miles in the fourth quarter of 2007. These tractors operate for a single customer or on a defined route and frequently have contractually guaranteed revenue. Customers for this service offering desire committed capacity, and we have expanded our participation in their design, development, and execution of supply chain solutions. We believe the advantages of dedicated service include protection against rate pressure during the term of the agreement and predictable equipment utilization and routes, which assist with driver retention, asset productivity, and management planning. We believe the challenges of dedicated fleets include limited ability to react to certain cost changes and to increase rates to take advantage of market shifts.

•
Covenant regional solo-driver service. At December 31, 2007, we operated approximately 637 tractors in our Regional solo-driver service offering.  This service offering consists of units that operate under the Covenant Transport name. The average length of haul was approximately 565 miles during the fourth quarter of 2007. We believe the advantages of regional truckload service include access to large freight volumes, generally higher rates per mile, and driver-friendly routes. We believe the disadvantages of regional truckload service include lower equipment utilization and a greater percentage of non-revenue miles than in long-haul lanes.

•
SRT Refrigerated service.  At December 31, 2007, we operated approximately 721 tractors under our Southern Refrigerated Transport (SRT) subsidiary with an average length of haul of 1,174 miles during the fourth quarter of 2007.  Our refrigerated service offering includes the transport of fresh produce from the West Coast to the Midwest or Southeast and return with either refrigerated or general commodities and a growing presence within traditional food and beverage shippers. We believe the advantages of refrigerated service include less cyclical freight patterns and a growing population that requires food products. We believe the challenges of refrigerated service include more expensive trailers, the perishable nature of commodities, and the fuel and maintenance expense associated with refrigeration units.

•
Star regional solo-driver service. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and had an average length of haul of approximately 497 miles during the fourth quarter of 2007. We are operating Star as a separate subsidiary.

•
Covenant Transport Solutions' brokerage freight service.  During the fourth quarter of 2007, the brokerage freight offering accounted for approximately 4% of our total loads.  As our tractors are not utilized in this division, our methods of performance measurement vary from the other service offerings.  We expect the brokerage freight offering to help us continue to serve customers when we lack capacity in a given area or the load does not meet our operating profile.  This service offering has helped us to continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our asset-based service offerings.

The following chart reflects the size of our service offerings measured by revenue:

The development of our business into service offerings has affected our operating metrics over time. With the exception of our freight brokerage service, we measure performance of our service offerings in four areas: average length of haul, average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week (excluding fuel surcharges). A description of each follows:

Average Length of Haul. Our average length of haul has decreased over time as we have increased the use of solo-driver tractors and increased our focus on regional markets. Shorter lengths of haul frequently involve higher rates per mile from customers, fewer miles per truck, and a greater percentage of non-revenue miles caused by re-positioning of equipment.

Average Freight Revenue Per Total Mile. Our average freight revenue per mile increased sharply until 2006, and since then has been relatively flat. Average freight revenue per loaded mile has increased approximately 22% since 2000, while non-revenue miles have also increased. This led to an 18% increase in average freight revenue per total mile. All freight revenue per mile numbers exclude fuel surcharge revenue.

Average Miles Per Tractor. We are beginning to see our average miles per tractor increase due to our ability to move units to service offerings where they are better utilized.

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

Customers and Operations

Our primary customers include manufacturers and retailers, as well as other transportation companies. In 2007, our five largest customers were Georgia Pacific, UPS, Alcoa, Wal-Mart, and Nissan.  Our top five customers accounted for 21.5% of our revenue in 2007. Our top five customers accounted for 32.4% of our revenue in 2006.

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

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to our success, and we have made each of these factors a primary element of our strategy. We recruit both experienced and student drivers as well as independent contractor drivers who own and drive their own tractor and provide their services to us under lease. We conduct recruiting and/or driver orientation efforts from three of our locations and we offer ongoing training throughout our terminal network. We emphasize driver-friendly operations throughout our organization. We have implemented automated programs to signal when a driver is scheduled to be routed toward home, and we assign fleet managers specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with us.

The truckload industry has periodically experienced difficulty in attracting and retaining enough qualified truck drivers. It is also common for the driver turnover rate of individual carriers to exceed 100%.  At times, there are driver shortages in the trucking industry. In past years, the number of qualified drivers has not kept pace with freight growth because of (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in a growing economy; and (iii) individual drivers' desire to be home more often.

While the driver recruiting and retention market remained challenging in 2007, it was less difficult than the driver market experienced in the first half of 2006.  We believe weakness in the housing market contributed favorably to our recruiting and retention efforts for much of 2007.  In addition, if adopted, recent rules proposed by the FMCSA requiring additional training for potential drivers to obtain a commercial driver's license could materially impact the number of potential new drivers entering the industry and accordingly, negatively impact our results of operation.  We anticipate that competition for qualified drivers will remain high and cannot predict whether we will experience future shortages.  If such a shortage were to occur and a driver pay rate increase became necessary to attract and retain drivers, our consolidated results of operations would be negatively impacted to the extent that we may be unable to obtain corresponding freight rate increases.

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service on selected long-haul lanes because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2007, teams operated approximately 24% of our tractors.

We are not a party to a collective bargaining agreement. At December 31, 2007, we employed approximately 4,144 drivers and approximately 908 non-driver personnel. At December 31, 2007, we also contracted with approximately 127 independent contractor drivers. We believe that we have a good relationship with our personnel.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers and is an important part of providing excellent service to customers. Our policy is to operate our tractors while under warranty to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2007, our tractor fleet had an average age of approximately 22 months and our trailer fleet had an average age of approximately 41 months. All of our tractors were equipped with post October 2002 emission-compliant engines. Approximately 84% of our trailers were dry vans and the remainder were refrigerated vans.

Industry and Competition

The U.S. market for truck-based transportation services generates total revenues of greater than an estimated $600 billion and is projected to follow the overall U.S. economy. The trucking industry includes both private fleets and "for-hire" carriers. We operate in the highly fragmented for-hire truckload segment of this market, which generates estimated revenues of approximately $300 billion. Our dedicated business also competes in the estimated $280 billion-plus private fleet portion of the overall trucking market, by seeking to convince private fleet operators to outsource or supplement their private fleets.

The United States trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominate the market. Service and price are the principal means of competition in the trucking industry. We compete to some extent with railroads and rail-truck intermodal service but differentiate ourself from them on the basis of service.  Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduce the effectiveness of such service to customers with time-definite pick-up and delivery schedules.

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

The significant industry-wide accelerated purchase of new trucks in advance of the January 2007 EPA emissions standards for newly manufactured trucks contributed to excess truck capacity. This excess capacity partially disrupted the supply and demand balance for trucks in the second half of 2006 and in 2007. The recent softness in the housing and automotive sectors (including us) caused carriers dependent on these freight markets to aggressively compete in other freight markets. Other demand-related factors that may have contributed to lower freight demand and flat to lower freight rates in 2006 and 2007 were (i) inventory tightening by some large retailers, (ii) some shippers shifting to more intermodal intact container shipments for lower value freight, and (iii) moderating economic growth in the retail sector.  Since April 2007, Class 8 truck production has declined dramatically, and we expect this decline will continue for several more months. Over time, lower new truck production and inventory depletion of 2006 engine trucks on truck dealer lots should help to balance the supply of trucks with the freight market.  During the same period in which truckload freight rates have been depressed, inflationary and operational cost pressures have challenged truckload carriers, particularly highly leveraged private carriers. If this environment continues, an increase in trucking company failures is more likely, which could also help to balance the supply of trucks.

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

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allows drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of the its ruling be withheld until December 27, 2007, to allow

FMCSA time to prepare its response.  On December 17, 2007, FMCSA submitted an interim final rule, which became effective December 27, 2007 (the "Interim Rule").  The Interim Rule retains the 11 hour driving day and the 34-hour restart, but provides greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  We understand that FMCSA expects to publish a final rule later in 2008.  As the Interim Rule appears to be very similar to the one struck down by the federal appeals court in July of 2007, advocacy groups may challenge the Interim Rule.  On January 23, 2008, the court denied an advocacy group's motion to invalidate the interim rule.  If further motions are made, the court's decision could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart could enhance productivity in certain instances.  On the whole, however, we believe a court's decision to strike down the Interim Rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

Fuel Availability and Cost
We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts. During the past several years, fuel cost per gallon has increased substantially.  We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs; however, even with the fuel surcharges, the high price of fuel has decreased our profitability. Most of these programs automatically adjust weekly depending on the cost of fuel.  There can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise that can not be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, nor for fuel used by refrigerated trailer units that cannot be billed to customers.  In addition, during 2007, many customers attempted to modify their surcharge programs, some successfully, which has resulted in recovery of a smaller portion of fuel price increases.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

Additional Information

At December 31, 2007, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; Covenant.com, Inc., a Nevada corporation; SRT; Harold Ives Trucking Co., an Arkansas corporation; CVTI Receivables Corp. ("CRC"), a Nevada corporation; Star; Volunteer Insurance Limited, a Cayman Island company; and Covenant Transport Solutions, Inc., a Nevada corporation.

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

We may not be successful in improving our profitability.

In mid-2005 we undertook a strategic plan designed to improve our profitability. Among other things, this plan included changes to items such as the customer base, rate structure, routes served, driver domiciles, management, reporting structure, and operating procedures. These changes, and others that we did not expect, have presented, and are expected to continue to present, significant challenges, particularly in light of weak freight demand and escalating fuel prices that have persisted since the second half of 2006.  Despite our efforts to execute the strategic plan, we experienced a net loss in 2007 and may experience a net loss in 2008 also.  If we are unable to improve our profitability, liquidity, and financial position, our results of operations may be adversely affected.

We may not be able to cause the performance of Star Transportation, Inc. to return to historical levels.

The profitability of our Star subsidiary has declined substantially since we acquired Star in September 2006.  We believe the primary factor has been a lack of freight demand in the southeastern United States, where Star's operations are concentrated.  However, other factors may be contributing, as well.  We may not be able to return Star to its former level of profitability.  If we do not, our results of operations and financial condition may suffer and we could be forced to write-down all or a portion of the goodwill associated with the Star acquisition.

Fluctuations in the price or availability of fuel, hedging activities and the volume and terms of diesel fuel purchase commitments, and surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time we have used hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do hedge, we may be forced to make cash payments under the hedging arrangements. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  Over the past year, the failure to recover fuel price increases resulted in a materially negative impact to our results of operations. A failure to improve our fuel price protection through these measures, further increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We self-insure for a significant portion of our claims exposure and related expenses.  We accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise, and we evaluate and revise these accruals from time-to-time based on additional information.  We do not currently maintain directors and officers' insurance coverage, although we are obligated to indemnify them against certain liabilities they may incur while serving in such capacities.  Because of our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.  Historically, we have had to significantly adjust our reserves on several occasions, and future significant adjustments may occur.

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

Our minority investment in Transplace has not performed in accordance with our expectations, and we could be subject to a write-down or write-off of our investment if the operations of Transplace fail to improve.

Transplace, Inc. is a transportation logistics company owned by several truckload carriers, including us.  Our ownership percentage is approximately 12.4%, and we account for our $10.7 million investment using the cost method.  Transplace has incurred substantial losses since inception.  If these losses continue, or Transplace or we engage in transactions that indicate a value for our interest below our carrying cost, we may be forced to write down the value of our investment.  Such write down, if it occurred, could cause losses, which if significant enough, could cause us to violate financial covenants in our Credit Agreement.  However, in our quarterly assessment of this investment for impairment, we have noted that Transplace’s enterprise value had been steadily declining prior to the first quarter of 2007, at which time Transplace's cash flow improvements have steadied this decline.

Our revolving credit and securitization facilities and other financing arrangements contains certain covenants, restrictions, and requirements, and we may be unable to comply with these covenants, restrictions, and requirements. A default could result in the acceleration of all of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have a $200.0 million Credit Facility with a group of banks under which we had borrowings outstanding totaling $75.0 million as of December 31, 2007. This Credit Facility is cross-defaulted to our accounts receivable securitization facility.  We were in default of our financial covenants under our Credit Facility as of June 30, 2007. The Company signed Amendment No. 1 to the Credit Facility on August 28, 2007, which among other revisions, granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility.  As amended, the Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries and certain owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. The Credit Facility includes a number of covenants, including financial covenants. We were in compliance with the financial covenants at September 30, 2007, and December 31, 2007.

Based on our financial condition and results of operation at and for the year ended December 31, 2007, a failure to materially improve our profitability in 2008, along with certain other events, could result in a default.  If we experience future defaults under our Credit Facility, our bank group could cease making further advances, declare our debt to be immediately due and payable, impose significant restrictions and requirements on our operations, and institute foreclosure procedures against their security. If we were required to obtain waivers of defaults, we may incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. As a result, any future default could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

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

These factors include:

•
We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies,  and other transportation companies, many of which have more equipment and greater capital resources than we do.

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

The DOT, through the Federal Motor Carrier Safety Administration Act, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allows drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of the its ruling be withheld until December 27, 2007, to allow FMSCA time to prepare its response.  On December 17, 2007, FMCSA submitted an interim final rule, which became effective December 27, 2007 (the "Interim Rule").  The Interim Rule retains the 11 hour driving day and the 34-hour restart, but provides greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  We understand that FMCSA expects to publish a final rule later in 2008.  As the Interim Rule appears to be very similar to the one struck down by the federal appeals court in July of 2007, advocacy groups may challenge the Interim Rule.  On January 23, 2008, the court denied an advocacy group's motion to invalidate the interim rule.  If further motions are made, the court's decision could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart could enhance productivity in certain instances.  On the whole, however, we believe a court's decision to strike down the Interim Rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

On December 26, 2007, the FMCSA published NPRM in the Federal Register regarding minimum requirements for Entry Level Driver Training. Under the proposed rule, a CDL applicant would be required to present a valid driver training certificate obtained from an accredited institution or program.  Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt. Comments on the NPRM are to be received by March 25, 2008. If the NPRM is approved as written, this rule could materially impact the number of potential new drivers entering the industry and, accordingly negatively impact our results of operations.

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

Regulations further limiting exhaust emissions became effective in 2002 and on January 1, 2007 and become progressively more restrictive in 2010.  Newer engines generally cost more, produce lower fuel mileage, and require additional maintenance compared with older models.  We expect additional cost increases and possibly degradation in fuel mileage from the 2007 and 2010 engines.  Additionally, new truck production and significant industry-wide purchase of new trucks to comply with the January 2007 EPA emissions standards could continue to contribute to lower freight demand and freight rates.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

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

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive EPA emissions standards for 2007 will require vendors to introduce new engines, and some carriers may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, could increase our operating expenses.

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

We are highly dependent upon the services of the following key employees: David R. Parker, our Chairman of the Board, Chief Executive Officer, and President; Joey B. Hogan, our Senior Executive Vice President and Chief Operating Officer, as well as President and Chief Operating Officer of our Covenant subsidiary; Tony Smith, our President of SRT; James Brower, our President of Star; Jerry Eddy, our Covenant subsidiary's Senior Vice President of Operations; Micky Miller, our Covenant subsidiary's Executive Vice President of Sales and Marketing; M. David Hughes, our Senior Vice President, Corporate Treasurer and Covenant subsidiary's Senior Vice President of Fleet Management and Procurement; R.H. Lovin, Jr., our Covenant subsidiary's Executive Vice President of Administration; and Richard B. Cribbs, our Vice President and Chief Accounting Officer.  We currently do not have employment agreements with any of the employees referenced above.  We do maintain key-man life insurance on David Parker. The loss of any of their services could negatively impact our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of improving our profitability.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee. This facility includes an office building of approximately 182,000 square feet, a maintenance facility of approximately 65,000 square feet, a body shop of approximately 16,600 square feet, and a truck wash. We maintain twelve terminals located on our major traffic lanes in or near the cities listed below. These terminals provide a base for drivers in proximity to their homes, a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, and the other uses indicated below.

Terminal Locations	Maintenance	Recruiting/ Orientation	Sales	Ownership
Chattanooga, Tennessee	x	x	x	Leased
Charlotte, North Carolina				Leased
Indianapolis, Indiana				Leased
Texarkana, Arkansas	x	x	x	Owned
Hutchins, Texas	x	x		Owned
El Paso, Texas				Leased
Columbus, Ohio				Leased
French Camp, California				Leased
Fontana, California	x			Leased
Long Beach, California				Owned
Pomona, California		x		Owned
Allentown, Pennsylvania				Leased
Nashville, Tennessee	x	x	x	Owned
Desoto, Mississippi	x		x	Owned
Knoxville, Tennessee				Leased
Jacksonville, Florida	x		x	Leased
Orlando, Florida				Leased
Jackson, Mississippi	x			Leased
Atlanta, Georgia			x	Leased

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2007, no matters were submitted to a vote of security holders.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ National Market, under the symbol "CVTI." The following table sets forth for the calendar periods indicated the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2006 to December 31, 2007.

Period	High	Low

Calendar Year 2006:

1st Quarter	$16.43	$12.98
2nd Quarter	$15.64	$12.54
3rd Quarter	$15.44	$11.31
4th Quarter	$13.00	$10.88

Calendar Year 2007:

1st Quarter	$12.50	$10.64
2nd Quarter	$11.83	$10.42
3rd Quarter	$11.55	$ 6.18
4th Quarter	$ 8.25	$ 6.27

As of March 12, 2008, we had approximately 59 stockholders of record of our Class A common stock. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

ITEM 6.                      SELECTED FINANCIAL DATA

(in thousands, except per share and operating data amounts)

	Years Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Freight revenue	$602,629	$572,239	$555,428	$558,453	$555,678
Fuel surcharges	109,897	111,589	87,626	45,169	26,779
Total revenue	$712,526	$683,828	$643,054	$603,622	$582,457

Operating expenses:
Salaries, wages, and related expenses (1)	270,435	262,303	242,157	225,778	220,665
Fuel expense	211,022	194,355	170,582	127,723	109,231
Operations and maintenance	40,437	36,112	33,625	30,555	39,822
Revenue equipment rentals and purchased transportation	66,515	63,532	61,701	69,928	69,997
Operating taxes and licenses	14,112	14,516	13,431	14,217	14,354
Insurance and claims expense (2)	36,391	34,104	41,034	54,847	35,454
Communications and utilities	7,377	6,727	6,579	6,517	7,177
General supplies and expenses	23,377	21,387	17,778	15,104	14,495
Depreciation and amortization, including net gains on disposition of equipment and impairment of assets (3)	53,541	41,150	39,101	45,001	43,041
Total operating expenses	723,207	674,186	625,988	589,670	554,236
Operating income (loss)	(10,681)	9,642	17,066	13,952	28,221
Other (income) expense:
Interest expense	12,285	7,166	4,203	3,098	2,332
Interest income	(477)	(568)	(273)	(48)	(114)
Other	(183)	(157)	(538)	(926)	(468)
Loss on early extinguishment of debt	-	-	-	-	-
Other expenses, net	11,625	6,441	3,392	2,124	1,750
Income (loss) before income taxes and cumulative effect of change in accounting principle	(22,306)	3,201	13,674	11,828	26,471
Income tax expense (benefit)	(5,580)	4,582	8,003	8,452	14,315
Income (loss) before cumulative effect of change in accounting principle	(16,726)	(1,381)	5,671	3,376	12,156
Cumulative effect of change in accounting principle, net of tax (4)	-	-	(485)	-	-
Net income (loss)	$(16,726)	$(1,381)	$5,186	$3,376	$12,156

(1)	Includes a $1,500 pre-tax increase to workers' compensation claims reserve in 2004.
(2)	Includes an $18,000 pre-tax increase to casualty claims reserve in 2004.
(3)	Includes a $1,665 pre-tax impairment charge related to an airplane in 2007.
(4)	Represents a $485 adjustment, net of tax, related to the adoption of FIN 47, Accounting for Conditional Asset Retirement Obligations.

Basic earnings (loss) per share before cumulative effect of change in accounting principle:	$(1.19)	$(0.10)	$0.40	$0.23	$0.84

Cumulative effect of change in accounting principle	-	-	(0.03)	-	-

Basic earnings (loss) per share:	$(1.19)	$(0.10)	$0.37	$0.23	$0.84

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:	$(1.19)	$(0.10)	$0.40	$0.23	$0.83

Cumulative effect of change in accounting principle	-	-	(0.03)	-	-

Diluted earnings (loss) per share:	$(1.19)	$(0.10)	$0.37	$0.23	$0.83

Basic weighted average common shares outstanding	14,018	13,996	14,175	14,641	14,467

Diluted weighted average common shares outstanding	14,018	13,996	14,270	14,833	14,709

	Years Ended December 31,
	2007	2006	2005	2004	2003
Selected Balance Sheet Data:
Net property and equipment	$247,530	$274,974	$211,158	$209,422	$221,734
Total assets	$439,794	$475,094	$371,261	$357,383	$354,281
Long-term debt, less current maturities	$86,467	$104,900	$33,000	$8,013	$12,000
Total stockholders' equity	$172,266	$188,844	$189,724	$195,699	$192,142

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.52	$1.51	$1.51	$1.40	$1.27
Average freight revenue per total mile (1)	$1.36	$1.36	$1.36	$1.27	$1.17
Average freight revenue per tractor per week (1)	$3,088	$3,077	$3,013	$2,995	$2,897
Average miles per tractor per year	118,159	117,621	115,765	122,899	129,656
Weighted average tractors for year (2)	3,623	3,546	3,535	3,558	3,667
Total tractors at end of period (2)	3,555	3,719	3,471	3,476	3,752
Total trailers at end of period (3)	8,667	9,820	8,565	8,867	9,255

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by owner-operators.
(3)	Excludes monthly rental trailers.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the tenth largest truckload carrier in the United States measured by fiscal 2006 revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our services can provide a competitive advantage. Currently, we categorize our business with five major transportation service offerings: Expedited long haul service, SRT Refrigerated service, Dedicated service, Covenant regional solo-driver service, and Star regional solo-driver service. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers. We also generate revenue through a subsidiary that provides freight brokerage services.

Recent Results and Year-End Financial Condition

For the year ended December 31, 2007, total revenue increased 4.2%, to $712.5 million from $683.8 million during 2006. Freight revenue, which excludes revenue from fuel surcharges, increased 5.3%, to $602.6 million in 2007 from $572.2 million in 2006. We experienced a net loss of $16.7 million, or $1.19 per share, for 2007 compared to a net loss of $1.4 million, or $0.10 per share, for 2006.

For the year ended December 31, 2007, our average freight revenue per tractor per week, our main measure of asset productivity, increased 0.4%, to $3,088 compared to $3,077 for the year ended December 31, 2006. The increase was primarily generated by a 0.5% increase in average miles per tractor equipment utilization.

At December 31, 2007, our total balance sheet debt was $136.8 million and our total stockholders' equity was $172.3 million, for a total debt-to-capitalization ratio of 44.3% and a book value of $12.28 per share. We also had approximately $62.5 million in undrawn letters of credit posted with insurance carriers. At December 31, 2007, we had a combined $34.1 million of available borrowing capacity under our revolving credit facility and securitization facility.

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

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. In addition, we have other mostly fixed costs, such as our non-driver personnel expenses. We continue to caution that we are anticipating slow and modest improvements given the current freight environment.

Revenue Equipment

We operate approximately 3,555 tractors and 8,667 trailers. Of our tractors, at December 31, 2007, approximately 2,862 were owned, 693 were financed under operating leases, and 127 were provided by independent contractors, who own and drive their own tractors. Of our trailers, at December 31, 2007, approximately 2,345 were owned and approximately 6,322 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.

During 2006, we replaced approximately 2,000 tractors, or approximately 55% of our Company-owned tractor fleet. This is a substantially greater percentage than the number of tractors we would normally have replaced and resulted in a substantial increase over normal replacement capital expenditures. We increased our purchases in 2006 to afford us flexibility to evaluate the cost and performance of tractors equipped with engines that meet 2007 emissions requirements. During 2007, we continued to have a young fleet with an average tractor age of 1.8 years and an average trailer age of 3.4 years.

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

Service Offerings

For 2007, results of each of our service offerings included the following, as compared to the results we had achieved for 2006:

•
Expedited long haul service. We increased the average fleet size by approximately 7%, primarily through the January 2007 assimilation of the former Covenant Refrigerated service offering's team-driver trucks into this service offering. The Expedited long haul service offering suffered from lower fuel surcharge collection and a reduction in team drivers within this fleet, resulting in an increase in solo-driver loads. However, this trend was reversed during the fourth quarter of 2007 when additional team drivers were added within this fleet. Average freight revenue per truck per week increased by 0.5%, with average freight revenue per total mile up less than one percent and miles per truck down less than one percent.

•
SRT Refrigerated service. In January 2007, we assimilated the single-driver trucks from our former Covenant Refrigerated service offering into our Southern Refrigerated Transport ("SRT") service offering.  The incorporation of the unprofitable Covenant Refrigerated operations into SRT resulted in a deterioration of SRT's performance, primarily due to a significant increase in freight from freight brokers and acceptance of new customer contracts at lower rates to keep trucks loaded. SRT's rates declined by approximately $.03 per mile. Fuel surcharge recovery also suffered, primarily led by the additional broker freight and an increase in non-revenue miles from 9.6% to 10.9% of total miles. Since the assimilation of the single-driver trucks from our Covenant Refrigerated service offering, SRT has gradually reduced its dependency on broker freight.

•
Dedicated service. We increased the average fleet by approximately 1%. Average freight revenue per truck per week increased by 0.4%, with average freight revenue per total mile decreased approximately 2.7% and miles per truck increased 3.1%.

•
Covenant regional solo-driver service. We decreased the average fleet by approximately 316 trucks or about 35%. Average freight revenue per truck increased 7.1%, due primarily to a 7.4% increase in average miles per truck, which was partially offset by a 0.5% decrease in average freight revenue per total mile. Fuel surcharge recovery also declined. Substantial additional improvements are needed for this service offering to become profitable.

•
Star regional solo-driver service. On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star's total revenue for 2007 totaled approximately $96.2 million. Especially soft freight demand in the southeastern United States, where Star's lanes are concentrated, resulted in rate pressure, fewer loaded miles, a larger percentage of unloaded miles, and reduced fuel surcharge collection, related in part, to greater reliance on brokered freight.

•
Covenant Transport Solutions' brokerage freight service. Covenant Transport Solutions has continued to grow through the addition of agents, who are paid a commission for each load of freight they provide. The number of loads increased to 10,643 in 2007 from 2,233 loads in 2006. Average revenue per load also increased 10.8% to $1,673 in 2007 from $1,435 per load in 2006. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our service offerings.

RESULTS OF OPERATIONS

For comparison purposes in the table below, we use freight revenue, or total revenue less fuel surcharges, in addition to total revenue when discussing changes as a percentage of revenue. We believe excluding this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. Freight revenue excludes $109.9 million, $111.6 million, and $87.6 million of fuel surcharges in 2007, 2006, and 2005 respectively.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2007	2006	2005		2007	2006	2005

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	38.0	38.4	37.7	Salaries, wages, and related expenses	44.9	45.8	43.6
Fuel expense	29.6	28.4	26.5	Fuel expense (1)	16.8	14.5	14.9
Operations and maintenance	5.7	5.3	5.2	Operations and maintenance	6.7	6.3	6.1
Revenue equipment rentals and purchased transportation	9.3	9.3	9.6	Revenue equipment rentals and purchased transportation	11.0	11.1	11.1
Operating taxes and licenses	2.0	2.1	2.1	Operating taxes and licenses	2.3	2.5	2.4
Insurance and claims	5.1	5.0	6.4	Insurance and claims	6.0	6.0	7.4
Communications and utilities	1.0	1.0	1.0	Communications and utilities	1.2	1.2	1.2
General supplies and expenses	3.3	3.1	2.8	General supplies and expenses	3.9	3.7	3.2
Depreciation and amortization, including net gains on disposition of equipment	7.5	6.0	6.1	Depreciation and amortization, including net gains on disposition of equipment	8.9	7.2	7.0
Total operating expenses	101.5	98.6	97.3	Total operating expenses	101.8	98.3	96.9
Operating income (loss)	(1.5)	1.4	2.7	Operating income (loss)	(1.8)	1.7	3.1
Other expense, net	1.6	0.9	0.5	Other expense, net	1.9	1.1	0.6
Income (loss) before income taxes and cumulative effect of change in accounting principle	(3.1)	0.5	2.1	Income (loss) before income taxes and cumulative effect of change in accounting principle	(3.7)	0.6	2.5
Income tax expense (benefit)	(0.8)	0.7	1.2	Income tax expense (benefit)	(0.9)	0.8	1.4
Cumulative effect of change in accounting principle, net of tax	0.0	0.0	0.1	Cumulative effect of change in accounting principle, net of tax	0.0	0.0	0.1
Net income (loss)	(2.3)%	(0.2)%	0.9%	Net income (loss)	(2.8)%	(0.2)%	1.0%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $109.9 million, $111.6 million, and $87.6 million in 2007, 2006, and 2005, respectively.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Total revenue increased $28.7 million, or 4.2%, to $712.5 million in 2007, from $683.8 million in 2006. Freight revenue excludes $109.9 million of fuel surcharge revenue in 2007 and $111.6 million in 2006.

On September 14, 2006, we acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. Star operates primarily in the southeastern United States, with shipments concentrated from Texas across the Southeast to Virginia, and has an average length of haul of approximately 424 miles.  We are operating Star as a separate subsidiary, continuing with substantially the same personnel, customers, lanes and terminal locations as it had prior to our acquisition.  The acquisition included 614 tractors and 1,719 trailers. Star's operating results have been accounted for in the Company's results of operations since the acquisition date. Star's total revenue for the year ended December 31, 2007 totaled approximately $96.2 million, which is included in our consolidated statements of operations for the year ended December 31, 2007. Star's cost structure is similar to that of our additional operating subsidiaries, and therefore has a minimal impact on expenses as a percentage of freight revenue.

Freight revenue (total revenue less fuel surcharges) increased $30.4 million, or 5.3%, to $602.6 million in 2007, from $572.2 million in 2006. Average freight revenue per tractor per week, our primary measure of asset productivity, increased 0.4% to $3,088 in 2007 from $3,077 in 2006. The increase was primarily generated by a 0.5% increase in average miles per tractor and a 1.1% increase in our average freight revenue per loaded mile. Excluding the acquisition of Star, we continued to constrain the size of our tractor fleet to achieve greater fleet utilization and improved profitability.  In general, the changes in freight mix as a result of the realignment expanded the portions of our business with longer lengths of haul, more miles per tractor, and generally lower rate structures, while reducing the regional service offering, which had the highest rate structure but significantly lower miles per tractor. The lackluster freight environment continued to impact every subsidiary and service offering.

Salaries, wages, and related expenses increased $8.1 million, or 3.1%, to $270.4 million in 2007, from $262.3 million in 2006. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 44.9% in 2007 from 45.8% in 2006. Driver pay increased $7.5 million to $188.5 million in 2007, from $181.0 million in the 2006 period, as improved driver retention resulted in higher wages for more experienced drivers. This resulted in increased driver pay on a cost per mile basis of 1.0% in the 2007 period over the 2006 period.  Our employee benefits, decreased $1.9 million to $34.7 million in 2007 from $36.6 million in 2006, attributable to favorable health insurance expense of $1.3 million and reduced workers' compensation exposure resulting in a $1.3 million reduction in related expense, offset by increased payroll taxes of $0.8 million related to increased salaries and wages. These benefit expenses decreased to 5.8% of freight revenue in 2007 from 6.4% of freight revenue in 2006.

Fuel expense, net of fuel surcharge revenue of $109.9 million in 2007 and $111.6 million in 2006, increased $18.4 million to $101.1 million in 2007 from $82.8 million in 2006. As a percentage of freight revenue, net fuel expense increased to 16.8% in 2007 from 14.5% in 2006. Fuel surcharges amounted to $0.257 per total mile in 2007 compared to $0.266 per total mile in 2006. In 2007, we had a lower surcharge collection rate due primarily to three factors: 1) the increase in freight obtained through brokers, 2) less compensatory fuel surcharge programs, and 3) an increase in the percentage of non-revenue miles, due to the decrease in freight demand. Our total miles increased approximately 2.7% while our fuel surcharge revenue decreased 1.5%. The resulting net effect was that our fuel expense, net of surcharge, increased approximately $.038 per total mile. Fuel costs may be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. At December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $4.3 million to $40.4 million in 2007 from $36.1 million in 2006. As a percentage of freight revenue, operations and maintenance increased slightly to 6.7% in 2007 from 6.3% in 2006.  The increase resulted in part from higher unloading costs, tractor and trailer maintenance costs, and tire expense, but was offset by reduced driver recruiting expense and tolls.

Revenue equipment rentals and purchased transportation increased $3.0 million, or 4.7%, to $66.5 million in 2007, from $63.5 million in 2006.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense remained essentially flat at 11.0% in 2007 and 11.1% in 2006. Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $16.3 million in 2007, compared to $3.4 million in 2006. Tractor and trailer equipment rental and other related expenses decreased $8.5 million, to $32.5 million in 2007 compared with $41.0 million in 2006. We had financed approximately 693 tractors and 6,322 trailers under operating leases at December 31, 2007, compared with 1,116 tractors and 7,575 trailers under operating leases at December 31, 2006. Payments to independent contractors decreased $1.3 million to $17.8 million in 2007 from $19.1 million in 2006, mainly due to a decrease in the independent contractor fleet.

Operating taxes and licenses decreased $0.4 million, or 2.8%, to $14.1 million in 2007 from $14.5 million in 2006. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.3% in 2007 and 2.5% in 2006.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $2.3 million, or 6.7%, to approximately $36.4 million in 2007 from approximately $34.1 million in 2006. The increase was the result of unfavorable developments on two separate claims occurring in 2004 and 2005, which were ultimately settled during the second quarter of 2007, increasing our accrual for casualty claims by $5.2 million. Our frequency and severity of accidents during 2007 has improved versus 2006, and as a percentage of freight revenue, insurance and claims remained essentially constant at 6.0% in 2007 and 2006.

In general, for casualty claims, we have insurance coverage up to $50.0 million per claim. In 2006 and through February 28, 2007, we were self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which resulted in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold was reached. We renewed our casualty program as of February 28, 2007. In conjunction with the renewal, we are self-insured for personal injury and property damage claims for amounts up to the first $4.0 million. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, the development of claims over time, and other factors. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities increased to $7.4 million in 2007 from $6.7 million in 2006. As a percentage of freight revenue, communications and utilities remained constant at 1.2% in 2007 and 2006.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.9 million to $23.3 million in 2007 from $21.4 million in 2006. As a percentage of freight revenue, general supplies and expenses increased to 3.9% in 2007 from 3.7% in 2006. Of this increase, $0.7 million was for additional building rent paid on our headquarters building and surrounding property in Chattanooga, Tennessee for which we completed a sale leaseback transaction effective April 2006 as described more fully in the following paragraph.  Sales agent commissions, primarily from our growing brokerage subsidiary, increased $1.1 million to $1.3 million in 2007, compared to $0.2 million in 2006.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee (collectively, the "Headquarters Facility"). We received proceeds of approximately $29.6 million from the sale of the Headquarters Facility, which we used to pay down borrowings under our Credit Facility and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the Headquarters Facility at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.4 million, which is being amortized ratably over the life of the lease and recorded as an offset to general supplies and expenses (specifically to building rent) on our consolidated statements of operations.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $12.4 million, or 30.1%, to $53.5 million in 2007 from $41.2 million in 2006. As a percentage of freight revenue, depreciation and amortization increased to 8.9% in 2007 from 7.2% in 2006. The increase related to several factors, including an increase in the number of owned tractors and trailers in 2007; a softer market for used equipment resulting in a loss of $1.7 million in 2007 compared to a gain of $2.1 million in 2006; and increased amortization expense of $1.5 million related to the identifiable intangibles acquired with our Star acquisition on September 14, 2006. Depreciation and amortization expense is net of any gain or loss on the disposal of tractors and trailers.

The asset impairment charge relates to our decision to sell our corporate aircraft to reduce ongoing operating costs. We recorded an impairment charge of $1.7 million, reflecting the unfavorable fair market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current book value of related airplane leasehold improvements.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133").  Other expense, net, increased $5.2 million, to $11.6 million in 2007 from $6.4 million in 2006.  The increase relates primarily to increased net interest expense of $4.9 million resulting from the additional borrowings related to the Star acquisition, along with increased average interest rates. However a portion of this increase has been offset by a reduction in overall balance sheet debt since the Star acquisition.

Our income tax benefit was $5.6 million in 2007 compared to income tax expense of $4.6 million in 2006. The effective tax rate is different from the expected combined tax rate as a result of permanent differences primarily related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. In addition, we received a net tax benefit in 2007, as compared with the 2006 period because we reversed a contingent tax accrual effective March 31, 2007, based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor.  This concession resulted in recognition of approximately $0.4 million of income tax benefit in 2007.

Primarily as a result of the factors described above, net income decreased approximately $15.3 million to a net loss of $16.7 million in 2007 from a net loss of $1.4 million in 2006.

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

In April 2006, we entered into a sale leaseback transaction involving the Headquarters Facility. We received proceeds of approximately $29.6 million from the sale of the Headquarters Facility, which we used to pay down borrowings under our Credit Facility and to purchase revenue equipment. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the Headquarters Facility at an annual rental rate of approximately $2.5 million, subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million. The transaction resulted in a gain of approximately $2.4 million, which is being amortized ratably over the life of the lease and recorded as an offset to general supplies and expenses (specifically to building rent) on our consolidated statements of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and Credit Facility, cash flows from operations, long-term operating leases, and secured installment notes with finance companies.  Our primary sources of liquidity at December 31, 2007, were funds provided by operations, proceeds from the sale of used revenue equipment, proceeds under the Securitization Facility, borrowings under our Credit Facility, borrowings from secured installment notes (each as defined in Note 7 to our consolidated financial statements contained herein), and operating leases of revenue equipment. Based on our expected financial condition, results of operation, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated financial condition, results of operations, and cash flows, continued availability under our Credit Facility and Securitization Facility, and sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $33.7 million in 2007 and $60.7 million in 2006. Our cash from operating activities was lower in 2007 primarily due to our net loss, less efficient collection of receivables which resulted in an approximately $22.1 million reduction in cash from operating activities in 2007, and the payment of our prepaid casualty insurance premiums.  During 2007, we paid one year of prepaid casualty insurance premiums equaling $3.8 million, while in 2006 all of our prepaid casualty insurance premiums had been paid as part of a two-year policy that began in 2005.

Net cash used in investing activities was $11.1 million in 2007 and $100.6 million in 2006. Primarily all the 2007 cash outflows were related to net purchases of property and equipment. In 2006, $39.1 million was used for the acquisition of Star and $91.1 million was used for net purchases of property and equipment, which was offset by the $29.6 million of proceeds from the April 2006 sale leaseback transaction of our Headquarters Facility.

Net cash used in financing activities was $23.5 million in 2007, as we used the proceeds from equipment sales to pay down Credit Facility and Securitization Facility debt. Net cash provided by financing activities was $41.7 million in 2006, primarily used for the acquisition of Star on September 14, 2006. At December 31, 2007, the Company had outstanding balance sheet debt of $136.8 million, consisting of $75.0 million drawn under the Credit Facility, $48.0 million from the Securitization Facility, and $13.8 million from revenue equipment installment notes. Weighted average interest rates on this debt range from 5.2% to 7.2% as of December 31, 2007.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during 2007.  At December 31, 2007, there were 1,154,100 shares still available to purchase under the guidance of this plan. The stock repurchase plan expires June 30, 2008.

Material Debt Agreements

In December 2006, the Company entered into our Credit Facility with a group of banks. The Credit Facility matures in December 2011. The Company signed Amendment No. 1 to the Credit Facility on August 28, 2007, which, among other revisions, modified the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 2.25% at December 31, 2007). At December 31, 2007, the Company had borrowings outstanding under the Credit Facility totaling $75.0 million, with a weighted average interest rate of 7.21%. The Company's obligations under the Credit Facility are guaranteed by the Company and all of its subsidiaries, except CVTI Receivables Corp., a Nevada corporation ("CRC") and Volunteer Insurance Limited, a Cayman Island company ("Volunteer").

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. As amended, the Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries and certain owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. A commitment fee, which is adjusted quarterly between 0.175% and 0.500% per annum based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases, is due on the daily unused portion of the Credit Facility. At December 31, 2007 and December 31, 2006, the Company had undrawn letters of credit outstanding of approximately $62.5 million and $60.1 million, respectively. As of December 31, 2007, the Company had approximately $34.1 million of available borrowing capacity.

In December 2000, the Company entered into our Securitization Facility. On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. On December 4, 2007, the Company and CRC entered into certain amendments to the Securitization Facility.  Among other things, the amendments to the Securitization Facility extended the scheduled commitment termination date to December 2, 2008, reduced the facility limit from $70,000,000 to $60,000,000, tightened certain performance ratios required to be maintained with respect to accounts receivable including, the default ratio, the delinquency ratio, the dilution ratio, and the accounts receivable turnover ratio, and amended the master servicer event of default relating to cross-defaults on material indebtedness with the effect that such master servicer event of default may now be more readily triggered.  As a result of the amendments to the Securitization Facility, the Company can receive up to $60.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days.  As of December 31, 2007 and December 31, 2006, the Company had $48.0 million and $55.0 million in outstanding current liabilities related to the Securitization Facility, respectively, with weighted average interest rates of 5.24% for 2007 and 5.31% for 2006. CRC's Securitization Facility does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness.  Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility. We were in compliance with the covenants as of December 31, 2007.

Contractual Obligations and Commercial Commitments (1)

The following table sets forth our contractual cash obligations and commitments as of December 31, 2007:

Payments due by period: (in thousands)	Total	2008	2009	2010	2011	2012	There- after
Credit Facility, including interest (2)	$96,632	$5,408	$5,408	$5,408	$80,408	$-	$-
Securitization Facility, including interest (3)	50,324	50,324	-	-	-	-	-
Revenue equipment installment notes, including interest (4)	15,936	3,054	3,054	7,625	2,203	-	-
Operating leases (5)	140,147	35,038	27,317	20,764	8,724	7,632	40,672
Lease residual value guarantees	36,350	11,595	765	10,295	13,695
Purchase obligations:
Diesel fuel (6)	193,166	193,166	-	-	-	-	-
Equipment (7)	1,901	1,901	-	-	-	-	-
Total contractual cash obligations	$534,456	$300,486	$36,544	$44,092	$105,030	$7,632	$40,672

(1)	Excludes any unrecognized tax benefits under FIN 48 as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.
(2)
Represents principal and interest payments owed at December 31, 2007. The borrowings consist of draws under a revolving line of credit, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2007 was utilized.  The table assumes long-term debt is held to maturity.  Refer to Note 7, "Securitization Facility and Long-term Debt."

(3)
In 2007, this amount represents proceeds drawn under our Securitization Facility, and the interest rate in place at December 31, 2007 was utilized. The net proceeds under the Securitization Facility are required to be shown as a current liability because the term, subject to annual renewals, is 364 days. Refer to Note 7, "Securitization Facility and Long-term Debt."

(4)
Represents principal and interest payments owed at December 31, 2007. The borrowings consist of installment notes with a finance company, with fixed borrowing amounts and fixed interest rates. The table assumes these installment notes are held to maturity. Refer to Note 7, "Securitization Facility and Long-term Debt."

(5)
Represents future monthly rental payment obligations under operating leases for over-the-road tractors, day-cabs, trailers, office and terminal properties, and computer and office equipment.  Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time.  The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles.  Lease terms for tractors and trailers range from 30 to 60 months and 60 to 84 months, respectively.  Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements and Note 9, "Leases," of the accompanying consolidated financial statements for further information.

(6)	This amount represents volume purchase commitments through our truck stop network. We estimate that these amounts represent approximately 70% of our fuel needs for 2008.
(7)
Amount reflects the total purchase price or lease commitment of tractors and trailers scheduled for delivery throughout the first quarter of 2008. Net of estimated trade-in values and other dispositions, the estimated amount due under these commitments is approximately $1.0 million. These purchases are expected to be financed by debt, proceeds from sales of existing equipment, cash flows from operations, and operating leases. We have the option to cancel commitments relating to tractor equipment with 90 days notice.

Off Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment, computer equipment, the Company airplane and certain real estate. At December 31, 2007, we had financed approximately 693 tractors and 6,322 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $32.5 million in 2007, compared to $41.0 million in 2006.  The total amount of remaining payments under operating leases as of December 31, 2007, was approximately $140.1 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of December 31, 2007, the maximum amount of the residual value guarantees was approximately $36.3 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1, "Summary of Significant Accounting Policies," of the consolidated financial statements attached hereto. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Depreciation of Revenue Equipment

Depreciation is determined using the straight-line method over the estimated useful lives of the assets and was approximately $45.2 million on tractors and trailers in 2007.  Depreciation of revenue equipment is our largest item of depreciation.  We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 7% to 26% and new trailers over seven to ten years to salvage values of 22% to 39%.  We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in our useful life or salvage value estimates or fluctuations in market values that are not reflected in our estimates could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in our consolidated statements of operations.

Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist.  Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  We measure the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. During 2007, related to our decision to sell our corporate aircraft, we recorded an impairment charge of $1.7 million, reflecting the unfavorable market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current net book value of related airplane leasehold improvements.

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

Accounting for Investments

Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc ("Transplace"). Transplace operates a global transportation logistics service. In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of December 31, 2007, no such charge had been recorded. However, we have continued to assess this investment for impairment as our evaluation of the value of this investment had been steadily declining prior to the first quarter of 2007, at which time Transplace's cash flow improvements have steadied this decline. As such, we do not currently believe that an impairment charge will be warranted in the near term. We will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2009, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

In July 2006, the FASB issued FIN 48. The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. If recognized, $1.7 million of unrecognized tax benefits would impact the Company's effective tax rate as of December 31, 2007.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at December 31, 2007, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution.

Performance-Based Employee Stock Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R (revised 2004) Share-Base Payment ("SFAS No. 123R"), under which we estimate compensation expense that is recognized in our consolidated statements of operations for the fair value of employee stock-based compensation related to grants of performance-based stock options and restricted stock awards. This estimate requires various subjective assumptions, including probability of meeting the underlying performance-based earnings per share targets and estimating forfeitures. If any of these assumptions change significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS No. 160 will have a material impact in the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact in the consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

Effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The adoption of FIN 47 impacted the Company's accounting for the conditional obligation to remove Company decals and other identifying markings from certain tractors and trailers under operating leases at the end of the lease terms. Upon adoption of this standard, the Company recorded an increase to other assets of $0.8 million and accrued expenses of $1.6 million, in addition to recognizing a non-cash pre-tax cumulative effect charge of $0.8 million ($0.5 million on an after tax-basis, or $0.03 per diluted share). For the years ended December 31, 2007 and 2006, the impact of the adoption of FIN 47 was approximately $24,000 and $0.2 million, respectively, of additional expense in the Company's revenue equipment rentals and purchased transportation expenses.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to the drivers. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The cost of fuel also has risen substantially over the past three years. Although, we believe at least some of this increase primarily reflects world events rather than underlying inflationary pressure. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and to limit the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of December 31, 2007, our entire tractor fleet has such emissions compliant engines and is experiencing approximately 2% to 4% reduced fuel economy compared with pre-2002 equipment.  In 2007, stricter regulations regarding emissions became effective. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2007 were covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Facility and our Securitization Facility. Borrowings under the Credit Facility, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.25% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 2.25% at December 31, 2007. At December 31, 2007, we had variable, LIBOR borrowings of $75.0 million outstanding under the Credit Facility. Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At December 31, 2007, borrowings of $48.0 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Facility and Securitization Facility at December 31, 2007 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $1.2 million.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries, as of December 31, 2007 and 2006, and the related consolidated balance sheets, statements of operations, statements of stockholders' equity and comprehensive income, and statements of cash flows for each of the years in the three-year period ended December 31, 2007, consolidated selected quarterly financial data (unaudited) for the years ended December 31, 2007 and 2006, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2007, 2006, and 2005 are set forth at pages 46 through 68 elsewhere in this report.

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

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

KPMG LLP's attestation report on our internal control over financial reporting appears on page 47 herein.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  In accordance with these controls and procedures, information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION

Not applicable

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 Election of Directors", "Corporate Governance – Compliance with Section 16(a) of the Exchange Act", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Report of Audit Committee" and the Stock Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 11.                   EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled "Executive Compensation", "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance – Committees of the Board of Directors – The Compensation Committee - Report of the Compensation Committee" in our Proxy Statement for the 2008 annual meeting of stockholders; provided, that the section entitled "Report of the Compensation Committee" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information set forth under the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The following table provides certain information as of December 31, 2007, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,205,060	$13.33	310,604
Equity compensation plans not approved by security holders (2)	125,000	$13.93	-
Total	1,330,060	$13.39	310,604

(1)	Includes 1994 Incentive Stock Plan, Outside Director Stock Option Plan, 2003 Incentive Stock Plan, and the 2006 Omnibus Incentive Plan.
(2)	Includes 1998 Non-Officer Incentive Stock Plan, and shares issued pursuant to grants outside any plan.

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information set forth under the sections entitled "Corporate Governance – Board of Directors and Its Committees" and "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled "Principal Accountant Fees and Services" in the Proxy Statement.

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Reports of Independent Registered Public Accounting Firm – KPMG LLP	46
		Consolidated Balance Sheets	48
		Consolidated Statements of Operations	49
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	50
		Consolidated Statements of Cash Flows	51
		Notes to Consolidated Financial Statements	52

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	#	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	#	Amended and Restated Bylaws dated December 6, 2007 (Incorporated by reference to Exhibit 3.2, filed herewith)
10.1	(2)	401(k) Plan, filed as Exhibit 10.10
10.2	(3)	Outside Director Stock Option Plan, filed as Appendix A*
10.3	(4)	Amendment No. 1 to the Outside Director Stock Option Plan, filed as Exhibit 10.11*
10.4	(5)	Loan Agreement dated December 12, 2000, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.10
10.5	(5)	Receivables Purchase Agreement dated as of December 12, 2000, among CVTI Receivables Corp., Covenant Transport, Inc., and Southern Refrigerated Transport, Inc., filed as Exhibit 10.11
10.6	(6)
Clarification of Intent and Amendment No. 1 to Loan Agreement dated March 7, 2001, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Equitable Securities Corporation, filed as Exhibit 10.12

10.7	(7)	Incentive Stock Plan, Amended and Restated as of May 17, 2001, filed as Appendix B*
10.8	(8)	Covenant Transport, Inc. 2003 Incentive Stock Plan, filed as Appendix B*

10.9	(9)
Consolidating Amendment No. 1 to Loan Agreement effective May 2, 2003, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation), filed as Exhibit 10.3

10.10	(10)	Master Lease Agreement dated April 15, 2003, between Transport International Pool, Inc. and Covenant Transport, Inc., filed as Exhibit 10.4
10.11	(11)
Amendment No. 5 to Loan Agreement dated December 9, 2003, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (successor to Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation), filed as Exhibit 10.16

10.12	(12)
Amendment No. 6 to Loan Agreement dated July 8, 2004, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation) effective July 1, 2004, filed as Exhibit 10.1

10.13	(12)	Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004, filed as Exhibit 10.2*
10.14	(13)
Amendment No. 7 to Loan Agreement dated November 17, 2004, among CVTI Receivables Corp., Covenant Transport, Inc., Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), and SunTrust Capital Markets, Inc. (formerly SunTrust Equitable Securities Corporation), filed as Exhibit 10.14

10.15	(14)
Amendment No. 8 to Loan Agreement dated March 29, 2005, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc., filed as Exhibit 10.16

10.16	(21)
Amendment No. 9 to Loan Agreement dated December 6, 2005, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc., filed as Exhibit 10.16

10.17	(15)	Purchase and Sale Agreement dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC, filed as Exhibit 10.18
10.18	(15)	Lease Agreement dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC, filed as Exhibit 10.19
10.19	(15)	Lease Guaranty dated April 3, 2006, by Covenant Transport, Inc., a Nevada corporation, for the benefit of CT Chattanooga TN, LLC, filed as Exhibit 10.20
10.20	(16)	Covenant Transport, Inc. 2006 Omnibus Incentive Plan*
10.21	(17)	Form of Restricted Stock Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.22*
10.22	(17)	Form of Restricted Stock Special Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.23*
10.23	(17)	Form of Incentive Stock Option Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.24*
10.24	(18)
Stock Purchase Agreement dated September 14, 2006, among Covenant Transport, Inc., Star Transportation, Inc., Beth D. Franklin, David D. Dortch, Rose D. Shipp, David W. Dortch, and James F. Brower, Jr., filed as Exhibit 10.26

10.25	(18)
Amendment No. 10 to Loan Agreement dated July 2006 among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc., filed as Exhibit 10.28

10.26	(21)
Amendment No. 11 to Loan Agreement dated October 20, 2006, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc., filed as Exhibit 10.26

10.27	(21)
Amendment and Joinder Agreement to Receivables Purchase Agreement dated October 20, 2006, among Covenant Transport, Inc., Southern Refrigerated Transport, Inc., CVTI Receivables Corp., Covenant Transport Solutions, Inc., and Star Transportation, Inc., filed as Exhibit 10.27

10.28	(21)
Second Amended and Restated Credit Agreement dated December 21, 2006, among Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of America, N. A., and each other financial institution which is a party to the Credit Agreement, filed as Exhibit 10.28

10.29	(21)
Amendment No. 12 to Loan Agreement dated December 5, 2006, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Capital Markets, Inc. (f/k/a SunTrust Equitable Securities Corporation), CVTI Receivables Corp., and Covenant Transport, Inc., filed as Exhibit 10.29

10.30	#
Amendment No. 13 to Loan Agreement dated August 31, 2007, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Robinson Humphrey, Inc. (f/k/a SunTrust Capital Markets, Inc.), CVTI Receivables Corp., and Covenant Transportation Group, Inc. (f/k/a Covenant Transport, Inc.)

10.31	#
Amendment No. 14 to Loan Agreement dated December 4, 2007, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Robinson Humphrey, Inc. (f/k/a SunTrust Capital Markets, Inc.), CVTI Receivables Corp., and Covenant Transportation Group, Inc. (f/k/a Covenant Transport, Inc.)

10.32	(19)
Amendment No. 1 to the Second Amended and Restated Credit Agreement dated August 28, 2007, among Covenant Asset Management, Inc., Covenant Transport, Inc., Bank of America, N.A., and each other financial institution that is a party to the Credit Agreement

10.33	(20)	Covenant Transport, Inc. 2007 Named Executive Bonus Program, dated February 28, 2007*
21	#	List of Subsidiaries
23	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Principal Financial Officer

References:

#	Filed herewith
*	Management contract or compensatory plan or arrangement.

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 8-K, filed May 29, 2007 (SEC Commission File No. 0-24960)
(2)	Form S-1, Registration No. 33-82978, effective October 28, 1994
(3)	Schedule 14A, filed April 13, 2000 (SEC Commission File No. 0-24960)
(4)	Form 10-Q, filed November 13, 2000 (SEC Commission File No. 0-24960)
(5)	Form 10-K, filed March 29, 2001 (SEC Commission File No. 0-24960)
(6)	Form 10-Q, filed May 14, 2001 (SEC Commission File No. 0-24960)
(7)	Schedule 14A, filed April 5, 2001 (SEC Commission File No. 0-24960)
(8)	Schedule 14A, filed April 16, 2003 (SEC Commission File No. 0-24960)
(9)	Form 10-Q, filed August 11, 2003 (SEC Commission File No. 0-24960)
(10)	Form 10-Q/A for the quarter ended June 30, 2003, filed October 31, 2003 (SEC Commission File No. 0-24960)

(11)	Form 10-K, filed March 15, 2004 (SEC Commission File No. 0-24960)
(12)	Form 10-Q, filed August 5, 2004 (SEC Commission File No. 0-24960)
(13)	Form 10-K, filed March 16, 2005 (SEC Commission File No. 0-24960)
(14)	Form 10-Q, filed May 9, 2005 (SEC Commission File No. 0-24960)
(15)	Current Report on Form 8-K, filed April 7, 2006 (SEC Commission File No. 0-24960)
(16)	Schedule 14A, filed April 17, 2006 (SEC Commission File No. 0-24960)
(17)	Form 10-Q, filed August 9, 2006 (SEC Commission File No. 0-24960)
(18)	Form 10-Q, filed November 9, 2006 (SEC Commission File No. 0-24960)
(19)	Form 10-Q, filed November 6, 2007 (SEC Commission File No. 0-24960)
(20)	Form 10-Q, filed May 10, 2007 (SEC Commission File No. 0-24960)
(21)	Form 10-K, filed March 13, 2007 (SEC Commission File No. 0-24960)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 17, 2008	By:	/s/ Joey B. Hogan
Joey B. Hogan
Senior Executive Vice President and Chief Operating Officer, in his capacity as such and on behalf of the issuer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 17, 2008
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Joey B. Hogan	March 17, 2008
Joey B. Hogan
Senior Executive Vice President and Chief Operating Officer (principal financial officer)

/s/ Richard B. Cribbs	March 17, 2008
Richard B. Cribbs
Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	March 17, 2008
Bradley A. Moline
Director

/s/ William T. Alt	March 17, 2008
William T. Alt
Director

/s/ Robert E. Bosworth	March 17, 2008
Robert E. Bosworth
Director

/s/ Hugh O. Maclellan, Jr.	March 17, 2008
Hugh O. Maclellan, Jr.
Director

/s/ Niel B. Nielson	March 17, 2008
Niel B. Nielson
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007 and Statement of Financial Accounting Standards No. 123R, Share Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covenant Transportation Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

/s/ KPMG LLP

Atlanta, Georgia
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.:

We have audited Covenant Transportation Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Covenant Transportation Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Covenant Transportation Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covenant Transportation Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

/s/ KPMG LLP

Atlanta, Georgia
March 14, 2008

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006 (In thousands, except share data)
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,500	$5,407
Accounts receivable, net of allowance of $1,537 in 2007 and $1,491 in 2006	79,207	72,581
Drivers' advances and other receivables, net of allowance of $2,706 in 2007 and $2,598 in 2006	5,479	4,259
Inventory and supplies	4,102	4,985
Prepaid expenses	7,030	11,162
Assets held for sale	10,448	22,581
Deferred income taxes	18,484	16,021
Income taxes receivable	7,500	6,371
Total current assets	136,750	143,367

Property and equipment, at cost	350,158	349,663
Less accumulated depreciation and amortization	(102,628)	(74,689)
Net property and equipment	247,530	274,974

Goodwill	36,210	36,210
Other assets, net	19,304	20,543

Total assets	$439,794	$475,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$47,964	$54,981
Checks outstanding in excess of bank balances	4,572	4,280
Current maturities of acquisition obligation	333	333
Current maturities of long-term debt	2,335	-
Accounts payable and accrued expenses	35,029	30,521
Current portion of insurance and claims accrual	19,827	20,097
Total current liabilities	110,060	110,212

Long-term debt	86,467	104,900
Insurance and claims accrual, net of current portion	10,810	18,002
Deferred income taxes	57,902	50,685
Other long-term liabilities	2,289	2,451
Total liabilities	267,528	286,250

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 11,676,298 and 11,650,690 outstanding as of December 31, 2007 and 2006, respectively	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	92,238	92,053
Treasury stock at cost; 1,792,792 and 1,818,400 shares as of December 31, 2007 and 2006, respectively	(21,278)	(21,582)
Retained earnings	101,147	118,214
Total stockholders' equity	172,266	188,844
Total liabilities and stockholders' equity	$439,794	$475,094

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (In thousands, except per share data)
	2007	2006	2005
Revenues
Freight revenue	$602,629	$572,239	$555,428
Fuel surcharges	109,897	111,589	87,626
Total revenue	$712,526	$683,828	$643,054

Operating expenses:
Salaries, wages, and related expenses	270,435	262,303	242,157
Fuel expense	211,022	194,355	170,582
Operations and maintenance	40,437	36,112	33,625
Revenue equipment rentals and purchased transportation	66,515	63,532	61,701
Operating taxes and licenses	14,112	14,516	13,431
Insurance and claims	36,391	34,104	41,034
Communications and utilities	7,377	6,727	6,579
General supplies and expenses	23,377	21,387	17,778
Depreciation and amortization, including net gains and losses on disposition of equipment	51,876	41,150	39,101
Asset impairment charge	1,665	-	-
Total operating expenses	723,207	674,186	625,988
Operating income (loss)	(10,681)	9,642	17,066
Other (income) expenses:
Interest expense	12,285	7,166	4,203
Interest income	(477)	(568)	(273)
Other	(183)	(157)	(538)
Other expenses, net	11,625	6,441	3,392
Income (loss) before income taxes and cumulative effect of change in accounting principle	(22,306)	3,201	13,674
Income tax expense (benefit)	(5,580)	4,582	8,003
Income (loss) before cumulative effect of change in accounting principle	(16,726)	(1,381)	5,671
Cumulative effect of change in accounting principle, net of tax (Note 1)	-	-	(485)
Net income (loss)	$(16,726)	$(1,381)	$5,186

Net income (loss) per share:

Basic earnings (loss) per share before cumulative effect of change in accounting principle:	$(1.19)	$(0.10)	$0.40

Cumulative effect of change in accounting principle	-	-	(0.03)

Basic earnings (loss) per share:	$(1.19)	$(0.10)	$0.37

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:	$(1.19)	$(0.10)	$0.40

Cumulative effect of change in accounting principle	-	-	(0.03)

Diluted earnings (loss) per share:	$(1.19)	$(0.10)	$0.37

Basic weighted average shares outstanding	14,018	13,996	14,175

Diluted weighted average shares outstanding	14,018	13,996	14,270

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Income (Loss)
	Class A	Class B

Balances at December 31, 2004	$134	$24	$91,058	$(9,925)	$114,408	$195,699

Exercise of employee stock options	-	-	445	-	-	445

Income tax benefit arising from the exercise of stock options	-	-	50	-	-	50

Stock repurchase	-	-	-	(11,657)	-	(11,657)

Net income	-	-	-	-	5,186	5,186	5,186

Comprehensive income for 2005							$5,186

Balances at December 31, 2005	$134	$24	$91,553	$(21,582)	$119,595	$189,724

Exercise of employee stock options	1	-	245	-	-	246

Income tax benefit arising from the exercise of stock options	-	-	17	-	-	17

SFAS No. 123R stock-based employee compensation cost	-	-	238	-	-	238

Net loss	-	-	-	-	(1,381)	(1,381)	(1,381)

Comprehensive loss for 2006							$(1,381)

Balances at December 31, 2006	$135	$24	$92,053	$(21,582)	$118,214	$188,844

SFAS No. 123R stock-based employee compensation cost	-	-	189	-	-	189

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – See Note 10)	-	-	-	-	(341)	(341)

Issuance of restricted stock to non- employee directors from treasury stock	-	-	(4)	304	-	300

Net loss	-	-	-	-	(16,726)	(16,726)	(16,726)

Comprehensive loss for 2007							$(16,726)

Balances at December 31, 2007	$135	$24	$92,238	$(21,278)	$101,147	$172,266

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(In thousands)
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(16,726)	$(1,381)	$5,186
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	1,163	590	1,598
Depreciation and amortization, including impairment charge	51,801	43,234	39,769
Amortization of deferred financing fees	281	-	-
Income tax benefit from exercise of stock options	-	-	50
Deferred income taxes (benefit)	4,414	3,660	(6,249)
Loss (gain) on disposition of property and equipment	1,741	(2,071)	(668)
Non-cash stock compensation	489	239	-
Cumulative effect of change in accounting principle, net of tax	-	-	485
Changes in operating assets and liabilities, net of effects from purchase of Star Transportation, Inc.:
Receivables and advances	(7,631)	14,449	(4,841)
Prepaid expenses and other assets	4,386	6,295	(4,555)
Inventory and supplies	865	(283)	(1,081)
Insurance and claims accrual	(7,462)	(6,255)	(4,399)
Accounts payable and accrued expenses	400	2,187	278
Net cash flows provided by operating activities	33,721	60,664	25,573

Cash flows from investing activities:
Acquisition of property and equipment	(64,261)	(162,750)	(109,918)
Proceeds from disposition of property and equipment	53,486	71,652	65,992
Proceeds from building sale leaseback	-	29,630	-
Payment of acquisition obligation	(333)	(83)	-
Purchase of Star Transportation, Inc., net of cash acquired	-	(39,061)	-
Net cash flows used in investing activities	(11,108)	(100,612)	(43,926)

Cash flows from financing activities:
Exercise of stock options	-	246	445
Excess tax benefits from exercise of stock options	-	17	-
Repurchase of company stock	-	-	(11,657)
Proceeds from disposition of interest rate hedge	-	175	-
Change in checks outstanding in excess of bank balances	292	4,280	-
Proceeds from issuance of debt	62,839	167,188	122,000
Repayments of debt	(85,954)	(129,768)	(93,889)
Debt refinancing costs	(697)	(401)	6
Net cash flows provided by/(used in) financing activities	(23,520)	41,737	16,905

Net change in cash and cash equivalents	(907)	1,789	(1,448)

Cash and cash equivalents at beginning of year	5,407	3,618	5,066
Cash and cash equivalents at end of year	$4,500	$5,407	$3,618

Supplemental disclosure of cash flow information:
Cash paid/(received) during the year for:
Interest, net of capitalized interest	$11,969	$7,486	$4,255
Income taxes	$(11,287)	$1,485	$16,261

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly-owned subsidiaries offers truckload transportation services to customers throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc. a holding company incorporated in the state of Nevada in 1994, and its wholly-owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; ("Covenant"); Southern Refrigerated Transport, Inc., an Arkansas corporation; ("SRT"); Star Transportation, Inc., a Tennessee corporation; ("Star"); Covenant Transport Solutions, Inc., a Nevada corporation; ("Solutions"); Covenant.com, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CIP, Inc., a Nevada corporation; CVTI Receivables Corp., a Nevada corporation; ("CRC"); Harold Ives Trucking Co., an Arkansas corporation; ("Harold Ives"); and Volunteer Insurance Limited, a Cayman Islands company; ("Volunteer"). References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 2007, we had checks outstanding in excess of cash balances for our primary disbursement accounts totaling $4.6 million, which is recorded in current liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

The Company performs ongoing credit evaluations of our customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States with a diversity that results in a lack of a concentration of credit risk for the year ended December 31, 2007.

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

Long-Lived Assets and Asset Impairment

The Company accounts for impairments of long-lived assets subject to amortization and depreciation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As such, revenue equipment and other long-lived assets are tested for impairment whenever events or circumstances indicate an impairment may exist.  Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  The Company measures the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. During 2007, related to the Company's decision to sell its corporate aircraft, the Company recorded an impairment charge of $1.7 million, reflecting the unfavorable market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current net book value of related airplane leasehold improvements. The sale of the airplane was completed in December 2007.

Accounting for Business Combinations

In accordance with business combination accounting, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The Company engages third-party appraisal firms to assist management in determining the fair values of certain assets acquired. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon historical experience, as well as information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. In certain business combinations that are treated as a stock purchase for income tax purposes, the Company must record deferred taxes relating to the book versus tax basis of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair values whereas the tax basis is carried over from the acquired company.  Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

Intangibles and Other Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires companies to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment losses being recorded as a component of income from operations in the consolidated statements of operations. During the second quarter of each year, the Company completes its annual evaluation of its goodwill for impairment and determined that its carrying value did not exceed its fair value and, accordingly, no impairment loss existed. There were no indicators of impairment subsequent to this annual review that required further assessment. Other identifiable intangible assets are amortized over their estimated lives. Non-compete agreements are amortized by the straight-line method over the life of the agreements, acquired tradenames are amortized by the straight-line method over the expected useful life of the tradename, acquired customer relationships are amortized by an accelerated method based on the estimated future cash inflows to be generated by such customers and deferred loan costs are amortized over the life of the loan.

Insurance and Claims

The primary claims arising against the Company consist of cargo liability, personal injury, property damage, workers' compensation, and employee medical expenses.  The Company's insurance program involves self-insurance with high retention levels. Because of the Company's significant self-insured retention amounts, it has significant exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts.  The Company accrues the estimated cost of the uninsured portion of pending claims.  Its estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  The Company has significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or the Company is required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of its insurance coverage, its profitability would be adversely affected.

In addition to estimates within the Company's self-insured retention layers, it also must make judgments concerning its aggregate coverage limits.  If any claim occurrence were to exceed the Company's aggregate coverage limits, it would have to accrue for the excess amount.  The Company's critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.  Currently, the Company is not aware of any such claims.  If one or more claims were to exceed the Company's then effective coverage limits, its financial condition and results of operations could be materially and adversely affected.

Under the casualty program, the Company is self-insured for personal injury and property damage claims for varying amounts depending on the date the claim was incurred. The insurance retention also provides for an additional self-insured aggregate amount, with a limit per occurrence until an aggregate threshold is reached. For the years ended December 31, 2006 and 2005, the Company was self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which resulted in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold was reached. Subsequent to the Company's February 2007 renewal, the Company is self-insured for personal injury and property damage claims for amounts up to $4.0 million. For cargo loss and damage claims, the Company is self-insured for amounts up to the first $1.0 million per occurrence. The Company maintains a workers' compensation plan and group medical plan for its employees with a deductible amount of $1.0 million for each workers' compensation claim and a per claim limit amount of $275,000 for each group medical claim. The Company accrues the estimated cost of the retained portion of incurred claims. These accruals are based on an evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and self-insured retention levels.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and long term debt. The carrying amount of cash, accounts receivable, and accounts payable approximates their fair value because of the short term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long term debt. The carrying amount of the Company's short and long term debt at December 31, 2007 and 2006 was approximately $136.8 million and $159.9 million, respectively, including the accounts receivable securitization borrowings and approximates the estimated fair value, due to the variable interest rates on these instruments.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes represent a substantial liability on our consolidated balance sheets and are determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities (tax benefits and liabilities expected to be realized in the future) are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry over.

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at December 31, 2007, because the Company believes that it is more likely than not that the future benefit of the deferred tax assets will be realized.

Lease Accounting and Off-Balance Sheet Transactions

The Company issues residual value guarantees in connection with the operating leases it enters into for its revenue equipment. These leases provide that if the Company does not purchase the leased equipment from the lessor at the end of the lease term, then it is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, the Company would accrue for the difference over the remaining lease term. The Company believes that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Capital Structure

The shares of Class A and B common stock are substantially identical except that the Class B shares are entitled to two votes per share while beneficially owned by David Parker or certain members of his immediate family and Class A shares are entitled to one vote per share. The terms of any future issuances of preferred shares will be set by the Company's Board of Directors.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive earnings (loss) for 2007 and 2006 equaled net income (loss).

Basic and Diluted Earnings (Loss) Per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the years ended December 31, 2007 and 2006 excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive. The calculation of diluted earnings per share for the year ended December 31, 2005 excludes approximately 1.4 million shares since the option price was greater than the average market price of the common shares.

The following table sets forth the calculation of net earnings (loss) per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2007	2006	2005
Numerator:

Net earnings (loss)	$(16,726)	$(1,381)	$5,186

Denominator:

Denominator for basic earnings per share – weighted-average shares	14,018	13,996	14,175
Effect of dilutive securities:
Employee stock options	-	-	95
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,018	13,996	14,270

Net income (loss) per share:
Basic and diluted earnings (loss) per share	$(1.19)	$(0.10)	$0.37

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

Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2007 presentation.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS No. 160 will have a material impact in the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact in the consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

Effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The adoption of FIN 47 impacted the Company's accounting for the conditional obligation to remove Company decals and other identifying markings from certain tractors and trailers under operating leases at the end of the lease terms. Upon adoption of this standard, the Company recorded an increase to other assets of $0.8 million and accrued expenses of $1.6 million, in addition to recognizing a non-cash pre-tax cumulative effect charge of $0.8 million ($0.5 million on an after tax-basis, or $0.03 per diluted share). For the years ended December 31, 2007 and 2006, the impact of the adoption of FIN 47 was approximately $24,000 and $0.2 million, respectively, of additional expense in the Company's revenue equipment rentals and purchased transportation expenses.

Had the adoption of FIN 47 occurred at the beginning of the earliest period presented, the Company's results of operations and earnings per share for the year ended December 31, 2005 would have been affected as follows:

(in thousands except per share data)
Income before cumulative effect of change in accounting principle, as reported:	$5,671
Deduct: Accretion of conditional asset retirement liability and amortization of related asset, net of related tax effects	(251)
Pro forma net income	$5,420

Basic earnings per share:
As reported, before cumulative effect of change in accounting principle	$0.40
Pro forma earnings per share	$0.38

Diluted earnings per share:
As reported, before cumulative effect of change in accounting principle	$0.40
Pro forma diluted earnings per share	$0.38

The value of the conditional asset retirement obligation liability calculated on a pro forma basis as if the standard had been retrospectively applied to the prior period presented is as follows:

December 31, 2005
$1.6 million

2.           LIQUIDITY

As discussed in Note 7, the Company's Credit Facility and Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, leverage, acquisitions and dispositions, and total indebtedness. On August 28, 2007, the Company signed Amendment No. 1 to the Credit Facility ("Amendment No. 1"), to modify the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and to grant and expand the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility.  At December 31, 2007, the Company was in compliance with the covenants of the Credit Facility and Securitization Facility.  However, if the Company experiences future defaults under our Credit Facility, its bank group could cease making further advances, declare its debt to be immediately due and payable, impose significant restrictions and requirements on its operations, and institute foreclosure procedures against their security. If the Company was required to obtain waivers of defaults, the Company may incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, it may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or the Company may have to issue equity securities, which would dilute stock ownership. Even if new financing is made available to the Company, it may not be available on acceptable terms. As a result, the Company's liquidity, financial condition, and results of operations would be adversely affected.

3.           SHARE-BASED COMPENSATION

Prior to May 23, 2006, the Company had four stock-based compensation plans. On May 23, 2006, upon the recommendation of the Company's Board of Directors (the "Board"), its stockholders approved the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan"). The 2006 Plan replaced the Covenant Transportation Group, Inc. 2003 Incentive Stock Plan, Amended and Restated Incentive Stock Plan, Outside Director Stock Option Plan, and 1998 Non-Officer Incentive Stock Plan. The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2007, 310,604 of these 1,000,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense for each of the years ended December 31, 2007 and 2006 of approximately $0.2 million. As a result of the acceleration of vesting of all outstanding unvested stock options on August 31, 2005, there was no cumulative effect of initially adopting SFAS No. 123R.

In periods prior to January 1, 2006, the Company accounted for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation expense has been recognized because all employee and outside director stock options have been granted with the exercise price equal to the fair value of the Company's Class A common stock on the date of grant. The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model.  The fair value of the employee and outside director stock options which would have been expensed in the year ended December 31, 2005 would have been $2.2 million.

The Company's pro forma net income and earnings per share would have been as indicated below had the estimated fair value of all option grants on their grant date been charged to salaries, wages and related expense in accordance with SFAS No. 123R for the year ended December 31, 2005.

(in thousands, except per share data)

Net income, as reported:	$5,186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,235)
Pro forma net income	$2,951

Basic and diluted earnings per share:
As reported	$0.37
Pro forma	$0.21

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

The following table summarizes the Company's stock option activity for the fiscal years ended December 31, 2005, 2006 and 2007:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2004	1,261	$14.42	71 months	$8,072

Options granted	237	$14.11
Options exercised	(28)	$15.86
Options canceled	(16)	$14.99
Outstanding at December 31, 2005	1,454	$14.33	68 months	$1,608

Options granted	106	$13.15
Options exercised	(19)	$12.64
Options canceled	(254)	$15.74
Outstanding at December 31, 2006	1,287	$13.98	68 months	$685

Options granted	112	$6.76
Options exercised	-	-
Options canceled	(194)	$13.93
Outstanding at December 31, 2007	1,205	$13.33	64 months	$-

Exercisable at December 31, 2007	1,031	$14.02	56 months	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following weighted-average assumptions were used to determine the fair value of the stock options granted for each of the years ended December 31:

	2007	2006	2005
Expected volatility	57.3%	37.4%	42.2%
Risk-free interest rate	4.4%	4.6% - 5.0%	2.3% - 4.3%
Expected lives (in years)	5.0	5.0	5.0

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

The following tables summarize the Company's restricted stock award activity for the fiscal years ended December 31, 2006 and 2007:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2006	-	-
Granted	484,984	$12.65
Vested	-	-
Forfeited	(28,000)	$12.65
Unvested at January 1, 2007	456,984	$12.65
Granted	113,533	$10.72
Vested	-	-
Forfeited	(69,933)	$12.68
Unvested at December 31, 2007	500,584	$12.21

As of December 31, 2007, the Company had no unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized in the future.

4.           INVESTMENT IN TRANSPLACE

Effective July 1, 2000, the Company combined its logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc. ("Transplace"). Transplace operates a global transportation logistics service. In the transaction, the Company contributed its logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. The Company accounts for its investment using the cost method of accounting, with the investment included in other assets. The Company continues to evaluate its cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If the Company determines that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in the consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of December 31, 2007, no such charge had been recorded. However, the Company has continued to assess this investment for impairment as its evaluation of the value of this investment had been steadily declining prior to the first quarter of 2007, at which time Transplace's cash flow improvements have steadied this decline. It will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2009, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

5.           PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2007 and 2006 is as follows:

(in thousands)	Estimated Useful Lives	2007	2006
Revenue equipment	3-10 years	$266,189	$264,063
Communications equipment	5 years	15,325	17,565
Land and improvements	10-24 years	16,663	17,483
Buildings and leasehold improvements	10-40 years	36,503	31,069
Construction in-progress		768	3,333
Other	1-5 years	14,710	16,150
		$350,158	$349,663

Depreciation expense amounts were $48.6 million, $42.7 million, and $39.7 million in 2007, 2006, and 2005, respectively.

6.           OTHER ASSETS

A summary of other assets as of December 31, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Covenants not to compete	$2,690	$2,690
Trade name	1,250	1,250
Customer relationships	3,490	3,490
Less: accumulated amortization of intangibles	(3,671)	(2,167)
Net intangible assets	3,759	5,263
Investment in Transplace	10,666	10,666
Note receivable from Transplace	2,748	2,642
Other, net	2,131	1,972
	$19,304	$20,543

7.           SECURITIZATION FACILITY AND LONG-TERM DEBT

Current and long-term debt consisted of the following at December 31, 2007 and 2006:

(in thousands)	2007		2006
	Current	Long-Term	Current	Long-Term
Securitization Facility	$47,964	$-	$54,981	$-
Borrowings under Credit Facility	-	75,000	-	104,900
Revenue equipment installment notes with finance company, weighted average interest rate of 5.65% at December 31, 2007, due in monthly installments with final maturities at various dates ranging from September 2010 to April 2011, secured by related revenue equipment	2,335	11,467	-	-
Total debt	$50,299	$86,467	$54,981	$104,900

In December 2006, the Company entered into a second amended and restated revolving credit agreement, (the "Credit Facility") with a group of banks. The Credit Facility matures in December 2011. The Company signed Amendment No. 1 to the Credit Facility on August 28, 2007, which, among other revisions, modified the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 2.25% at December 31, 2007). At December 31, 2007, the Company had borrowings outstanding under the Credit Facility totaling $75.0 million with a weighted average interest rate of 7.21%. The Credit Facility is guaranteed by the Company and all of its subsidiaries, except CRC and Volunteer.

The Credit Facility has a maximum borrowing limit of $200.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $275.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. As amended, the Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries and certain owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. A commitment fee, which is adjusted quarterly between 0.175% and 0.500% per annum based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases, is due on the daily unused portion of the Credit Facility. At December 31, 2007 and 2006, the Company had undrawn letters of credit outstanding of approximately $62.5 million and $60.1 million, respectively. As of December 31, 2007, the Company had approximately $34.1 million of available borrowing capacity.

In December 2000, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary. CRC sells a percentage ownership in such receivables to unrelated financial entities. The Company can receive up to $60.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days. As of December 31, 2007 and 2006, the Company had $48.0 million and $55.0 million in outstanding current liabilities related to the Securitization Facility, respectively, with weighted average interest rates of 5.24% for 2007 and 5.31% for 2006. CRC's Securitization Facility does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness. Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility. The Company was in compliance with the covenants as of December 31, 2007.

8.         ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in allowance for doubtful accounts (in thousands) is as follows:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2007	$1,491	$1,163	$1,117	$1,537

2006	$2,200	$590	$1,299	$1,491

2005	$1,700	$1,598	$1,098	$2,200

9.           LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

2008	$35,038
2009	27,317
2010	20,764
2011	8,724
2012	7,632
Thereafter	40,672

A portion of the Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the residual guarantees are approximately $36.3 million and $45.3 million at December 31, 2007 and December 31, 2006, respectively. The Company expects its residual guarantees to approximate the expected market value at the end of the lease term.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2007	2006	2005

Revenue equipment rentals	$33,546	$42,129	$41,379
Building and lot rentals	4,067	3,508	1,252
Other equipment rentals	2,759	3,311	3,060
	$40,372	$48,948	$45,691

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

10.           INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31, 2007, 2006 and 2005 is comprised of:

(in thousands)	2007	2006	2005

Federal, current	$(6,202)	$784	$13,344
Federal, deferred	(498)	3,415	(6,056)
State, current	(78)	138	1,205
State, deferred	1,198	245	(490)
	$(5,580)	$4,582	$8,003

Income tax expense from continuing operations varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2007, 2006 and 2005 as follows:

(in thousands)	2007	2006	2005

Computed "expected" income tax expense	$(7,809)	$1,120	$4,786
State income taxes, net of federal income tax effect	(781)	96	465
Per diem allowances	2,371	2,233	2,591
Tax contingency accruals	(105)	470	542
Nondeductible foreign operating loss	290	294	-
Other, net	454	369	(381)
Actual income tax expense	$(5,580)	$4,582	$8,003

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006

Net deferred tax assets:
Allowance for doubtful accounts	$378	$345
Insurance and claims	10,469	13,237
Net operating loss carryovers	2,601	3,375
Investments	163	161
Other accrued liabilities	910	-
Other, net	1,245	866
Total net deferred tax assets	15,766	17,984

Net deferred tax liabilities:
Property and equipment	(51,773)	(50,352)
Intangible and other assets	(1,952)	(2,183)
Prepaid expenses	(1,459)	-
Other, net	-	(113)
Total net deferred tax liabilities	(55,184)	(52,648)

Net deferred tax liability	$(39,418)	$(34,664)

Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not that the Company will realize the benefits of the deductible differences at December 31, 2007. However, there can be no assurance that the Company will meet our forecasts of future income.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of January 1, 2007, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.5 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands):

Balance as of January 1, 2007	$2,295
Increases related to prior year tax positions	53
Decreases related to prior year positions	(439)
Increases related to current year tax positions	159
Decreases related to settlements with taxing authorities	(69)
Decreases related to lapsing of statute of limitations	(76)
Balance as of December 31, 2007	$1,923

If recognized, $1.7 million of unrecognized tax benefits would impact the Company's effective tax rate as of December 31, 2007. Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate. In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The gross amount of interest and penalties accrued was $0.8 million as of December 31, 2007, of which $0.3 million was recognized in 2007.

The Company's 2003 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, the Company's only major taxing jurisdiction. In the normal course of business, the Company is also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution. The Company does not expect any significant increases or decreases for uncertain income tax positions during the next twelve months.

11.           STOCK REPURCHASE PLAN

In May 2007, the Board of Directors approved an extension of the Company's previously approved stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during 2007 or 2006.  During 2005, the Company purchased a total of 720,800 shares with an average price of $16.17. The stock repurchase plan expires June 30, 2008.

12.           DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan under which all of its employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. The Company may make discretionary contributions as determined by a committee of its Board of Directors. The Company contributed approximately $1.2 million in 2007 and 2006 and approximately $1.1 million in 2005, to the profit sharing and savings plan.

13.           RELATED PARTY TRANSACTIONS

Transactions involving related parties are as follows:

The Company utilizes outside legal services from one of the former members of its Board of Directors, whose resignation was effective November 13, 2007. During 2007, 2006, and 2005, the Company paid approximately $402,000, $597,000 and $332,000, respectfully, for legal and consulting services to a firm that employs the former member of its Board of Directors.

The Company provides transportation services to Transplace. During 2007, 2006, and 2005, gross revenue from services provided to Transplace was approximately $16.0 million, $12.9 million, and $14.1 million, respectively. The accounts receivable balance as of December 31, 2007 was approximately $3.4 million. During the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. Transplace paid down $0.1 million of principal and all accumulated accrued interest through September 14, 2006 during September 2006.  The remaining $2.6 million, 6% interest-bearing note matures January 2009, an extension of the original January 2007 maturity date.

A company wholly owned by a relative of a significant shareholder and executive officer operates a "company store" on a rent-free basis in the Company's headquarters building, and uses Covenant service marks on its products at no cost. The Company pays fair market value for all supplies that are purchased which totaled approximately $117,000, $163,000 and $373,000 in 2007, 2006, and 2005 respectively.

14.           DERIVATIVE INSTRUMENTS

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

(in thousands)	2006	2005

Net liability for derivatives at January 1,	$(13)	$(439)

Gain in value of derivative instruments that did not qualify as hedging instruments	13	426

Net liability for derivatives at December 31,	$-	$(13)

From time to time, the Company enters into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

15.           ACQUISITION

On September 14, 2006, the Company acquired 100% of the outstanding stock of Star, a short-to-medium haul dry van regional truckload carrier based in Nashville, Tennessee. The acquisition included 614 tractors and 1,719 trailers. The total purchase price of approximately $40.1 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with SFAS No. 141, "Business Combinations". Star's operating results have been accounted for in the Company's consolidated results of operations since the acquisition date.

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

16.           COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations.

17.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in thousands except per share amounts)

Quarters ended	Mar 31, 2007	June 30, 2007	Sep. 30, 2007	Dec. 31, 2007

Freight revenue	$143,542	$151,033	$148,531	$159,524
Operating income (loss)	(2,744)	(11,072)	(2,168)	5,302
Net income (loss)	(2,070)	(11,257)	(3,575)	176
Basic and diluted earnings (loss) per share	(0.15)	(0.80)	(0.25)	0.01

(in thousands except per share amounts)

Quarters ended	Mar. 31, 2006	June 30, 2006	Sep. 30, 2006	Dec. 31, 2006

Freight revenue	$129,434	$139,334	$144,148	$159,313
Operating income	350	2,953	3,520	2,806
Net income (loss)	(884)	(398)	795	(894)
Basic and diluted earnings (loss) per share	(0.06)	(0.03)	0.06	(0.06)