Form 10-Q
period 2008-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2008-05-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 6, 2008).
  Class A Common Stock, $.01 par value: 11,676,298 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1 - FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2008 (unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$5,222	$4,500
Accounts receivable, net of allowance of $1,298 in 2008 and $1,537 in 2007	82,452	79,207
Drivers' advances and other receivables, net of allowance of $2,722 in 2008 and $2,706 in 2007	5,607	5,479
Inventory and supplies	4,314	4,102
Prepaid expenses	12,199	7,030
Assets held for sale	11,937	10,448
Deferred income taxes	20,408	18,484
Income taxes receivable	7,389	7,500
Total current assets	149,528	136,750

Property and equipment, at cost	343,370	350,158
Less accumulated depreciation and amortization	(111,570)	(102,628)
Net property and equipment	231,800	247,530

Goodwill	36,210	36,210
Other assets, net	18,809	19,304
Total assets	$436,347	$439,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$58,464	$47,964
Checks outstanding in excess of bank balances	418	4,572
Current maturities of acquisition obligation	333	333
Current maturities of long-term debt	2,364	2,335
Accounts payable and accrued expenses	45,482	35,029
Current portion of insurance and claims accrual	17,947	19,827
Total current liabilities	125,008	110,060

Long-term debt	75,925	86,467
Insurance and claims accrual, net of current portion	13,207	10,810
Deferred income taxes	55,812	57,902
Other long-term liabilities	2,175	2,289
Total liabilities	272,127	267,528

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 11,676,298 shares outstanding as of March 31, 2008 and December 31, 2007	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	92,014	92,238
Treasury stock at cost; 1,792,792 shares as of March 31, 2008 and December 31, 2007	(21,278)	(21,278)
Retained earnings	93,325	101,147
Total stockholders' equity	164,220	172,266
Total liabilities and stockholders' equity	$436,347	$439,794
The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2008	2007
Revenue:
Freight revenue	$148,596	$143,542
Fuel surcharge revenue	33,078	22,850
Total revenue	181,674	166,392

Operating expenses:
Salaries, wages, and related expenses	66,677	67,422
Fuel expense	63,458	45,990
Operations and maintenance	10,816	9,598
Revenue equipment rentals and purchased transportation	20,346	15,461
Operating taxes and licenses	3,359	3,879
Insurance and claims	7,970	6,255
Communications and utilities	1,757	2,115
General supplies and expenses	5,968	5,682
Depreciation and amortization, including gains and losses on disposition of equipment	10,917	12,734
Total operating expenses	191,268	169,136
Operating loss	(9,594)	(2,744)
Other (income) expenses:
Interest expense	2,282	3,032
Interest income	(87)	(115)
Other	(33)	(82)
Other expenses, net	2,162	2,835
Loss before income taxes	(11,756)	(5,579)
Income tax benefit	(3,935)	(3,509)
Net loss	$(7,821)	$(2,070)

Loss per share:

Basic and diluted loss per share:	$(0.56)	$(0.15)

Basic and diluted weighted average common shares outstanding	14,026	14,005

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited and in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Loss
	Class A	Class B

Balances at December 31, 2007	$135	$24	$92,238	$(21,278)	$101,147	$172,266

Reversal of previously recognized SFAS No. 123R stock-based employee compensation cost	-	-	(224)	-	-	(224)

Net loss	-	-	-	-	(7,821)	(7,821)	(7,821)

Comprehensive loss for three months ended March 31, 2008							$(7,821)

Balances at March 31, 2008	$135	$24	$92,014	$(21,278)	$93,325	$164,220

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	Three months ended March 31, (unaudited)
	2008	2007
Cash flows from operating activities:
Net loss	$(7,821)	$(2,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	317	165
Depreciation and amortization	11,534	12,393
Amortization of deferred financing fees	81	65
Deferred income taxes	407	1,079
Stock based compensation expense reversal	(224)	151
Loss (gain) on disposition of property and equipment	(617)	341
Changes in operating assets and liabilities:
Receivables and advances	(7,575)	30
Prepaid expenses and other assets	(5,126)	(2,555)
Inventory and supplies	(208)	239
Insurance and claims accrual	516	(5,915)
Accounts payable and accrued expenses	10,114	(880)
Net cash flows provided by operating activities	1,398	3,044

Cash flows from investing activities:
Acquisition of property and equipment	(3,127)	(23,988)
Proceeds from disposition of property and equipment	6,702	11,269
Payment of acquisition obligation	(83)	(83)
Net cash flows provided by (used in) investing activities	3,492	(12,802)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(4,154)	4,317
Proceeds from issuance of debt	19,500	22,000
Repayments of debt	(19,514)	(17,400)
Debt refinancing costs	-	(261)
Net cash provided by (used in) financing activities	(4,168)	8,656

Net change in cash and cash equivalents	722	(1,102)

Cash and cash equivalents at beginning of period	4,500	5,407

Cash and cash equivalents at end of period	$5,222	$4,305

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The consolidated condensed financial statements include the accounts of Covenant Transportation Group, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly owned subsidiaries.  Covenant.com, and CIP, Inc., both which were Nevada corporations, were dissolved in January 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2007 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date.  These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.    Liquidity

As discussed in Note 10, the Company's Credit Facility and Securitization Facility contains certain restrictions and covenants relating to, among other things, dividends, tangible net worth, leverage, acquisitions and dispositions, and total indebtedness. On August 28, 2007, the Company signed Amendment No. 1 to the Credit Facility ("Amendment No. 1"), to modify the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and to grant and expand the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility.  At March 31, 2008, the Company was in compliance with the covenants of the Credit Facility and Securitization Facility.  However, if the Company experiences future defaults under our Credit Facility, its bank group could cease making further advances, declare its debt to be immediately due and payable, impose significant restrictions and requirements on its operations, and institute foreclosure procedures against their security. If the Company were required to obtain waivers of defaults, the Company could incur significant fees and transaction costs. If waivers of defaults are not obtained and acceleration occurs, it may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or the Company may have to issue equity securities, which would dilute stock ownership. Even if new financing is made available to the Company, it may not be available on acceptable terms. As a result, the Company's liquidity, financial condition, and results of operations would be adversely affected.

Note 3.    Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive loss for the three month periods ended March 31, 2008 and 2007 equaled net loss.

Note 4.    Segment Information

The Company has one reportable segment under the provisions of Statement of Financial Accounting Standards ("SFAS") No.131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131").  Each of the Company's transportation service offerings and subsidiaries that meet the quantitative threshold requirements of SFAS No. 131 provides truckload transportation services that have been aggregated as they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its service offerings and subsidiaries as the consolidated condensed financial statements present the Company's one reportable segment. The Company generates other revenue through a subsidiary that provides freight brokerage services. The operations of this subsidiary are not material and are therefore not disclosed separately.

Note 5.    Basic and Diluted Loss per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the three months ended March 31, 2008 and 2007, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2008	2007
Numerator:
Net loss	$(7,821)	$(2,070)
Denominator:
Denominator for basic earnings per share – weighted- average shares	14,026	14,005
Effect of dilutive securities:
Employee stock options	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,026	14,005
Net loss per share:
Basic and diluted loss per share:	$(0.56)	$(0.15)

Note 6.    Share-Based Compensation

The Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan") permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At March 31, 2008, 311,524 of these 1,000,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense / (benefit) for each of the three months ended March 31, 2008 and 2007 of approximately ($224,000) and $151,000, respectively. The ($224,000) benefit recorded in the three months ended March 31, 2008 resulted from the reversal of previously recorded stock compensation expense related to prior years’ performance-based restricted stock and stock option issuances for which the Company now considers it improbable of meeting the required performance-based criteria for the potential future vesting of such securities.

The following tables summarize our stock option activity for the three months ended March 31, 2008:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,205	$13.33	64 months	$-
Options granted	-	-
Options exercised	-	-
Options forfeited	(9)	$8.43
Options expired	(13)	$14.91
Outstanding at end of period	1,183	$13.34	61 months	$-

Exercisable at end of period	1,017	$14.01	53 months	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. No options were granted during the three months ended March 31, 2008 or 2007.

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

The following tables summarize the Company's restricted stock award activity for the three months ended March 31, 2008:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2008	500,584	$12.21
Granted	-	-
Vested	-	-
Forfeited	(920)	$11.50
Unvested at March 31, 2008	499,664	$12.21

As of March 31, 2008, the Company had no unrecognized compensation expense related to stock options or restricted stock awards which is probable to be recognized in the future.

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

If recognized, $1.8 million of unrecognized tax benefits would impact the Company's effective tax rate as of March 31, 2008. Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate. In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The gross amount of interest and penalties accrued was $0.9 million as of March 31, 2008, of which $0.1 million was recognized in the three months ended March 31, 2008.

The Company's 2005 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, the Company's only major taxing jurisdiction. In the normal course of business, the Company is also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution. The Company does not expect any significant increases or decreases for uncertain income tax positions during the next twelve months.

Note 8.    Derivative Instruments

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

Note 10    Securitization Facility and Long-Term Debt

Current and long-term debt consisted of the following at March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
Securitization Facility	$58,464	$-	$47,964	$-
Borrowings under Credit Facility	-	65,000	-	75,000
Revenue equipment installment notes with finance company weighted average interest rate of 5.65% at December 31, 2007, due in monthly installments with final maturities at various dates ranging from September 2010 to April 2011, secured by related revenue equipment	2,364	10,925	2,335	11,467
Total debt	$60,828	$75,925	$50,299	$86,467

In December 2006, the Company entered into our Credit Facility with a group of banks. The Credit Facility matures in December 2011. The Company signed Amendment No. 1 to the Credit Facility on August 28, 2007, which, among other revisions, modified the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 2.25% at March 31, 2008). At March 31, 2008, the Company had borrowings outstanding under the Credit Facility totaling $65.0 million, with a weighted average interest rate of 5.0%. The Company's obligations under the Credit Facility are guaranteed by the Company and all of its subsidiaries, except CVTI Receivables Corp., a Nevada corporation ("CRC") and Volunteer Insurance Limited, a Cayman Island company ("Volunteer").

In January 2008, the Company chose to reduce the maximum borrowing limit by $10.0 million in order to reduce its unused fees on the Credit Facility. As of March 31, 2008, the Credit Facility has a maximum borrowing limit of $190.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $265.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. As amended, the Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries and certain owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. A commitment fee, which is adjusted quarterly between 0.175% and 0.500% per annum based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases, is due on the daily unused portion of the Credit Facility. At March 31, 2008 and December 31, 2007, the Company had undrawn letters of credit outstanding of approximately $41.7 million and $62.5 million, respectively. As of March 31, 2008, the Company had approximately $52.6 million of available borrowing capacity under the Credit Facility.

In December 2000, the Company entered into our Securitization Facility. On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. On December 4, 2007, the Company and CRC entered into certain amendments to the Securitization Facility.  Among other things, the amendments to the Securitization Facility extended the scheduled commitment termination date to December 2, 2008, reduced the facility limit from $70.0 million to $60.0 million, tightened certain performance ratios required to be maintained with respect to accounts receivable including, the default ratio, the delinquency ratio, the dilution ratio, and the accounts receivable turnover ratio, and amended the master servicer event of default relating to cross-defaults on material indebtedness with the effect that such master servicer event of default may now be more readily triggered.  As a result of the amendments to the Securitization Facility, the Company can receive up to $60.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2008 and December 31, 2007, the Company had $58.5 million and $48.0 million in outstanding current liabilities related to the Securitization Facility, respectively, with weighted average interest rates of 3.7% and 5.3% respectively. CRC's Securitization Facility does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness.  Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility. We were in compliance with the covenants as of March 31, 2008.

Note 11.    Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our consolidated condensed financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS No. 160 will have a material impact in the consolidated condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 157 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated condensed financial statements.

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

On April 16, 2008, BNSF Logistics, LLC ("BNSF"), a subsidiary of BNSF Railway, filed an amended complaint (the "Amended Complaint") in the Circuit Court of Washington County, Arkansas to name the Company and Covenant Transport Solutions, Inc. ("Solutions") as defendants in a lawsuit previously filed by BNSF on December 21, 2007 against nine former employees of BNSF (the "Individuals") who, after leaving BNSF, accepted employment with Solutions.  The original complaint alleged that the Individuals misappropriated and otherwise misused BNSF's trade secrets, proprietary information, and confidential information (the "BNSF Information") with the purpose of unlawfully competing with BNSF in the transportation logistics and brokerage business, and that the Individuals interfered unlawfully with BNSF's customer relationships.  In addition to the allegations from the original complaint, the Amended Complaint alleges that the Company and Solutions acted in conspiracy with the Individuals (the Company, Solutions, and the Individuals collectively, the "Amended Defendants") to misappropriate the BNSF Information and to use it unlawfully to compete with BNSF.  The Amended Complaint also alleges that the Company and Solutions interfered with the business relationship that existed between BNSF and the Individuals and between BNSF and its customers.  BNSF seeks injunctive relief, specific performance, as well as an unspecified amount of damages against the Amended Defendants.  On April 28, 2008, the Amended Defendants filed an Answer to the Amended Complaint and intend to vigorously defend this lawsuit.  A jury trial in this matter has been set for November 3, 2008. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

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

Except for certain historical information contained herein, this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and "likely," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors that could cause or contribute to such differences including, but not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2007, as supplemented in Part II below.

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

For the three months ended March 31, 2008, total revenue increased $15.3 million, or 9.2%, to $181.7 million from $166.4 million in the 2007 period. Freight revenue, which excludes revenue from fuel surcharges, increased $5.1 million, or 3.5%, to $148.6 million in the 2008 period from $143.5 million in the 2007 period.  We experienced a net loss of $7.8 million, or ($0.56) per share, for the first three months of 2008, compared with a net loss of $2.1 million, or ($0.15) per share, for the first three months of 2007.  The 2007 quarter benefited by approximately $0.12 per share from a lower effective tax rate than was subsequently used for fiscal 2007, with the additional 12 cents being recorded in the second quarter of 2007.

For the three months ended March 31, 2008, average freight revenue per tractor per week, our primary measure of asset productivity, increased 0.3%, to $3,001 in the first three months of 2008 compared to $2,992 in the same period of 2007.  The increase was primarily generated by a 2.4% increase in average miles per tractor, partially offset by a 0.4% decrease in our average freight revenue per total mile.

The lackluster freight environment continued to impact every subsidiary and service offering. The consolidated freight obtained from freight brokers was approximately 15% of revenue in the first quarter of 2008, compared with approximately 13% of revenue in the first quarter of 2007.  Although freight from brokers helps keep tractors moving, most freight from brokers is characterized by low rates and no fuel surcharge.  The percentage of broker freight negatively impacted the Company's net cost of fuel.

We continued to constrain the size of our tractor fleet to achieve greater fleet utilization and attempt to improve profitability.  Weighted average tractors decreased 3.6% to 3,553 in the 2008 period from 3,686 in the 2007 period.

Our after-tax costs on a per-mile basis increased 8.9%, or 12.3 cents per mile, compared with the first three months of 2007. Excluding the effect of the atypical tax rate in 2007 and operating expenses associated with brokerage operations, which does not have associated miles, the after-tax costs of our asset-based trucking operations on a per mile basis increased 2.0% or 2.7 cents per mile compared with the first three months of 2007.  The main factors were: a 7.3 cents per mile increase in net fuel expense associated with higher fuel cost per gallon, an increase in freight obtained through brokers, an increase in non-revenue miles, and less compensatory fuel surcharge programs contracted with our customers; a 1.7 cents per mile increase in general insurance and claims expense, an additional 1.7 cents per mile increase in workers compensation insurance expense, and a 1.3 cents per mile increase in operations and maintenance expense. On a net basis, all other expenses decreased on a per mile basis.

For the three months ended March 31, 2008, results of each service offering included the following, as compared to the results we had achieved for the three months ended March 31, 2007:

●
Covenant Expedited long haul service. We decreased the average fleet size by approximately 9%, primarily by moving solo-driver trucks out of this service offering. We increased the percentage of team drivers within this fleet to 92% teams from 84% teams in the 2007 period.  Average freight revenue per truck per week increased by 5.5%, with average freight revenue per total mile up approximately 1% and miles per truck up approximately 4.2%. Despite increased freight revenue per tractor per week, the profitability of this service offering suffered because of higher net fuel expense.

●
SRT Refrigerated service. In the first quarter of 2008, average freight revenue per truck per week increased by 2%, with average freight revenue per total mile up approximately 1% and miles per truck up approximately 1%. Net fuel costs and an increase in cargo claims were the main factors that negatively impacted profitability.

●
Covenant Dedicated service. We decreased the average fleet by approximately 5%. Average freight revenue per truck per week increased by approximately 8%, with average freight revenue per total mile decreasing approximately 5% and miles per truck increasing 14%. Dedicated was our only profitable service offering during the 2008 quarter, principally because of better fuel cost coverage than other operations and moving unseated trucks to the regional service offering.

●
Covenant regional solo-driver service. We increased the average fleet by approximately 74 trucks or about 13%, primarily because the regional service offering served as an overflow vehicle for trucks that were unproductive in other service offerings.  Average freight revenue per truck decreased approximately 11%, due primarily to an 8% decrease in average miles per truck, and a 3.0% decrease in average freight revenue per total mile. Fuel surcharge recovery also declined. Substantial additional improvements are needed for this service offering to become profitable.

●
Star regional solo-driver service. Average freight revenue per truck per week decreased by approximately 6%, with average freight revenue per total mile decreasing approximately 1% and miles per truck decreasing approximately 5%. Especially soft freight demand in the southeastern United States, where Star's lanes are concentrated, has resulted in rate pressure, fewer loaded miles, a larger percentage of unloaded miles, and reduced fuel surcharge collection, related in part, to greater reliance on brokered freight.

●
Covenant Transport Solutions' brokerage freight service. Covenant Transport Solutions has continued to grow through the addition of agents, who are paid a commission for each load of freight they provide. The number of loads increased to 5,601 in the first quarter of 2008 from 1,295 loads in the first quarter of 2007. Average revenue per load also increased 11.8% to $1,780 in the first quarter of 2008from $1,592 per load in the first quarter of 2007. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our service offerings.

At March 31, 2008, we had $164.2 million in stockholders' equity and $136.8 million in balance sheet debt for a total debt-to-capitalization ratio of 45.4% and a book value of $11.71 per share.

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

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. In addition, we have other mostly fixed costs, such as certain non-driver personnel expenses.

Revenue Equipment

At March 31, 2008, we operated approximately 3,533 tractors and 8,512 trailers. Of such tractors, approximately 2,715 were owned, 703 were financed under operating leases, and 115 were provided by independent contractors, who own and drive their own tractors. Of such trailers, approximately 2,307 were owned and approximately 6,205 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.  At March 31, 2008, our fleet had an average tractor age of 2.0 years and an average trailer age of 3.6 years.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended March 31,			Three Months Ended March 31,
	2008	2007		2008	2007
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	36.7	40.5	Salaries, wages, and related expenses	44.9	47.0
Fuel expense	34.9	27.6	Fuel expense (1)	20.4	16.1
Operations and maintenance	6.0	5.8	Operations and maintenance	7.3	6.7
Revenue equipment rentals and purchased transportation	11.2	9.3	Revenue equipment rentals and purchased transportation	13.7	10.8
Operating taxes and licenses	1.8	2.3	Operating taxes and licenses	2.3	2.7
Insurance and claims	4.4	3.8	Insurance and claims	5.4	4.4
Communications and utilities	1.0	1.3	Communications and utilities	1.2	1.5
General supplies and expenses	3.3	3.4	General supplies and expenses	4.0	4.0
Depreciation and amortization	6.0	7.7	Depreciation and amortization	7.3	8.9
Total operating expenses	105.3	101.6	Total operating expenses	106.5	101.9
Operating loss	(5.3)	(1.6)	Operating loss	(6.5)	(1.9)
Other expense, net	1.2	1.7	Other expense, net	1.5	2.0
Loss before income taxes	(6.5)	(3.4)	Loss before income taxes	(8.0)	(3.9)
Income tax benefit	(2.2)	(2.1)	Income tax benefit	(2.7)	(2.4)
Net loss	(4.3)%	(1.2)%	Net loss	(5.3)%	(1.4)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($33.1 million and $22.9 million in the three months ended March 31, 2008 and 2007, respectively).

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THREE MONTHS ENDED MARCH 31, 2007

For the quarter ended March 31, 2008, total revenue increased $15.3 million, or 9.2%, to $181.7 million from $166.4 million in the 2007 period. Total revenue includes $33.1 million and $22.9 million of fuel surcharge revenue in the 2008 and 2007 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharges) increased $5.1 million, or 3.5%, to $148.6 million in the three months ended March 31, 2008, from $143.5 million in the same period of 2007. Average freight revenue per tractor per week, our primary measure of asset productivity, increased 0.3%, to $3,001 in the first three months of 2008 from $2,992 in the same period of 2007.  The increase was primarily generated by a 2.4% increase in average miles per tractor, partially offset by a 0.9% decrease in our average freight revenue per total mile.

The lackluster freight environment continued to impact every subsidiary and service offering. The consolidated freight obtained from freight brokers was approximately 15% of revenue in the first quarter of 2008, compared with approximately 13% of revenue in the first quarter of 2007.  Although freight from brokers helps keep tractors moving, most freight from brokers is characterized by low rates and no fuel surcharge.  The percentage of broker freight negatively impacted the Company's net cost of fuel.  We continued to constrain the size of our tractor fleet to achieve greater fleet utilization and attempt to improve profitability.  Weighted average tractors decreased 3.6% to 3,553 in the 2008 period from 3,686 in the 2007 period.

Salaries, wages, and related expenses decreased $0.7 million, or 1.1%, to $66.7 million in the 2008 period, from $67.4 million in the 2007 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 44.9% in the 2008 period, from 47.0% in the 2007 period. The decrease was attributable to lower driver wages as more drivers have opted onto our driver per diem pay program as well as a decrease in office salaries due to a reduction in work force.  Also, in the 2007 period, we had additional office salary expense related to severance payments from our business realignment.  Driver pay decreased $0.8 million to $45.2 million in the 2008 period, from $46.1 million in the 2007 period. Our payroll expense for employees, other than over-the-road drivers, decreased $1.1 million to $10.9 million from $12.0 million.  These reductions were partially offset by an increase in workers compensation expense related to unfavorable development of some outstanding claims during the 2008 period.

Fuel expense, net of fuel surcharge revenue of $33.1 million in the 2008 period and $22.9 million in the 2007 period, increased $7.2 million, or 31.3%, to $30.4 million in the 2008 period, from $23.1 million in the 2007 period. As a percentage of freight revenue, net fuel expense increased to 20.4% in the 2008 period from 16.1% in the 2007 period.

The Company receives a fuel surcharge on its loaded miles from most shippers.  However, this does not cover the entire increase in fuel prices for several reasons, including the following:  surcharges cover only loaded miles, not the approximately 11% of non-revenue miles we operate; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of the approximately 15% of our business during the first quarter relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment.  In times of rapidly escalating fuel prices, the lag time causes under-recovery.

During the first quarter of 2008, the Company's average cost of diesel fuel increased 93 cents per gallon compared with the first quarter of 2007.  The DOE price of fuel increased 82 cents per gallon in January, 89 cents per gallon in February, and 121 cents per gallon in March, compared with the same months of 2007.  On a gross basis, fuel expense increased $17.5 million versus the first quarter of 2007, while miles operated by Company-owned trucks decreased approximately 0.7%.  Due to the factors explained above, fuel surcharges covered only $10.2 million, or 58%, of the increase.  Accordingly, the Company's net cost of fuel rose by $7.2 million, or approximately 7.5 cents per mile.  This had a negative impact of approximately 33 cents per share on the Company's financial results for the quarter.

The Company has established several initiatives to combat the rising cost of fuel.  First and foremost, the Company has invested in auxiliary power units for its tractors that provide heat, cooling, and power for its tractors without idling the engine.  These units had been installed in approximately 15% of the Company's tractors at March 31, 2008.  The Company has also reduced the maximum speed of many of its trucks, implemented strict idling guidelines for its drivers, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include a minimum combined rate and assumed fuel surcharge component.  At the same time, the Company is approaching shippers with less compensatory overall freight rate and fuel surcharge programs to explain the need for relief if the Company is to continue hauling that shipper's freight.  Despite these efforts, however, fuel expense is expected to remain a major concern for the foreseeable future.  During the month of April, fuel costs continued to escalate from March levels.  Fuel costs may continue to be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.2 million to $10.8 million in the 2008 period from $9.6 million in the 2007 period. The increase resulted from increased tractor and trailer maintenance costs, as well as increased tire expense associated with a somewhat older average fleet age and the associated tire replacement cycle..  As a percentage of freight revenue, operations and maintenance increased to 7.3% in the 2008 period from 6.7% in the 2007 period.

Revenue equipment rentals and purchased transportation increased $4.9 million, or 31.6%, to $20.3 million in the 2008 period, from $15.5 million in the 2007 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 13.7% in the 2008 period from 10.8% in the 2007 period. Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary were $8.2 million in the 2008 period, compared to $1.7 million in the 2007 period. Tractor and trailer equipment rental and other related expenses decreased $1.4 million, to $8.0 million compared with $9.4 million in the same period of 2007. We had financed approximately 703 tractors and 6,205 trailers under operating leases at March 31, 2008, compared with 790 tractors and 7,022 trailers under operating leases at March 31, 2007. Payments to independent contractors decreased $0.2 million, or 3.8%, to $4.2 million in the 2008 period from $4.4 million in the 2007 period, mainly due to a slight decrease in the independent contractor fleet.

Operating taxes and licenses decreased $0.5 million, or 13.4%, to $3.4 million in the 2008 period from $3.9 million in the 2007 period. As a percentage of freight revenue, operating taxes and licenses decreased to 2.3% in the 2008 period from 2.7% in the 2007 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.7 million, or 27.4%, to approximately $8.0 million in the 2008 period from approximately $6.3 million in the 2007 period. As a percentage of freight revenue, insurance and claims increased to 5.4% in the 2008 period from 4.4% in the 2007 period.

The increase was due to the receipt of a $1.0 million refund from our insurance carrier during the 2007 period, which was not received in the 2008 period, and an increase in our casualty claims accrual. The 2007 rebate related to achieving certain monetary claim targets for our casualty policy in the policy year ended February 28, 2007, and the release of the insurance carrier for certain of the claims.

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim. We renewed our casualty program as of February 28, 2007. In conjunction with the renewal, we are self-insured for personal injury and property damage claims for amounts up to the first $4.0 million. We are self-insured for cargo loss and damage claims for amounts up to $1.0 million per occurrence. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention, the development of claims over time, and other factors. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

For the 2006 period, we were self-insured for personal injury and property damage claims for amounts up to $2.0 million per occurrence, subject to an additional $2.0 million self-insured aggregate amount, which resulted in total self-insured retention of up to $4.0 million until the $2.0 million aggregate threshold was reached.  We subsequently released the policy.

Communications and utilities expense decreased to $1.8 million in the 2008 period from $2.1 million in the 2007 period.  As a percentage of freight revenue, communications and utilities decreased to 1.2% in the 2008 period from 1.5% in the 2007 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.3 million to $6.0 million in the 2008 period from $5.7 million in the 2007 period. As a percentage of freight revenue, general supplies and expenses remained constant at 4.0% in the 2008 and 2007 periods. The increase was primarily due to increased sales agent commissions, from our growing brokerage subsidiary, which increased $0.8 million to $0.9 million in 2008, compared to $0.1 million in 2007. We were able to partially offset the increased fees by reducing expenses such as airplane expense, security services, and outside professional fees.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.8 million, or 14.3%, to $10.9 million in the 2008 period from $12.7 million in the 2007 period. As a percentage of freight revenue, depreciation and amortization decreased to 7.3% in the 2008 period from 8.9% in the 2007 period. The decrease was primarily related to the sale of excess equipment and terminals. During the first quarter of 2008, we recorded a $0.6 million net gain on sale of equipment, compared with a $0.3 million net loss on sale of equipment for the first quarter of 2007.  The market for used tractors and trailers was reasonably good during the initial part of the first quarter of 2008, but has deteriorated since March.

The other expense category includes interest expense, interest income, and pre-tax non-cash gains or losses related to the accounting for interest rate derivatives under SFAS No. 133.  Other expense, net, decreased $0.7 million, to $2.2 million in the 2008 period from $2.8 million in the 2007 period. The decrease is due to lower debt balances during the quarter.

Our income tax benefit was $3.9 million for the 2008 period compared to $3.5 million for the 2007 period. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. In addition, we reversed a contingent tax accrual effective March 31, 2007 based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor.  This concession resulted in recognition of approximately $0.4 million of income tax benefit for the three months ended March 31, 2007.

During the first quarter 2007, the Company recognized an atypical tax item.  The Company recognized net losses of approximately $2.1 million or $0.15 per share in the first quarter of 2007.  The loss included a large tax benefit that was based on the Company’s forecasted annual earnings for 2007 at that time.  Subsequently, the effective tax rate increased because the annual forecasted profitability at March 31, 2007 changed dramatically based on the actual poor results of the second quarter of 2007.  Accordingly, an amount representing approximately $0.12 per share was recorded as additional tax expense in the second quarter of 2007. That amount would have been recorded in the first quarter of 2007, had the forecast been more in line with actual results.

Primarily as a result of the factors described above, we experienced net losses of $7.8 million and $2.1 million in the 2008 and 2007 periods, respectively. As a result of the foregoing, our net loss as a percentage of freight revenue deteriorated to (5.3%) in the 2008 period from (1.4%) in the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and Credit Facility, cash flows from operations, long-term operating leases, and secured installment notes with finance companies.  Our primary sources of liquidity at March 31, 2008, were funds provided by operations, proceeds from the sale of used revenue equipment, proceeds under the Securitization Facility, borrowings under our Credit Facility, borrowings from secured installment notes (each as defined in Note 10 to our consolidated condensed financial statements contained herein), and operating leases of revenue equipment. Based on our expected financial condition, results of operation, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated financial condition, results of operations, and cash flows, continued availability under our Credit Facility and Securitization Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

Cash Flows

During the 2008 quarter, cash flow remained positive primarily due to low capital expenditures and managing the payment of accounts payable.

Net cash provided by operating activities was $1.4 million in the 2008 period and $3.0 million in the 2007 period. Our cash from operating activities was lower in 2008, primarily due to our larger net loss, less efficient collection of customer accounts receivable, and an increase in income tax receivables resulting from the Company’s estimated 2007 fiscal tax loss which will be carried back to offset previous years’ taxable income resulting in a current income tax receivable.  These factors were offset partially by more efficient payment of payables and accrued liabilities, which resulted in an approximate $17.4 million increase in cash from operating activities in the 2008 period.

Net cash provided by investing activities was $3.5 million in the 2008 period compared to net cash used in investing activities of $12.8 million in the 2007 period in each case relating primarily to net proceeds from the sale or net purchases of property and equipment.  Assuming that we proceed as planned with minimal new tractor and trailer purchase activity during 2008, that we dispose of assets held for sale during 2008 at expected prices, and that we do not complete any business acquisitions, we expect our capital expenditures, net of proceeds of dispositions, to be approximately $35 million to $45 million in 2008. However, given the continued lack of freight demand, the Company is revisiting its capital expenditure and equipment sale plans.

Net cash used in financing activities was $4.2 million in the 2008 period compared to net cash provided by financing activities of $8.7 million in the 2007 period. In the 2007 period, we borrowed additional funds primarily to fund the exercise of purchase options available at the end of certain revenue equipment leases. At March 31, 2008, the Company had outstanding balance sheet debt of $136.8 million, primarily consisting of $65.0 million drawn under the Credit Facility and approximately $58.5 million from the Securitization Facility. Interest rates on this debt range from 3.7% to 5.7%.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during the first quarter of 2008.  At March 31, 2008, there were 1,154,100 shares still available to purchase under the guidance of this plan. The stock repurchase plan expires June 30, 2008.

Material Debt Agreements

In December 2006, the Company entered into our Credit Facility with a group of banks. The Credit Facility matures in December 2011. The Company signed Amendment No. 1 to the Credit Facility on August 28, 2007, which, among other revisions, modified the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 2.25% at March 31, 2008). At March 31, 2008, the Company had borrowings outstanding under the Credit Facility totaling $65.0 million, with a weighted average interest rate of 5.0%. The Company's obligations under the Credit Facility are guaranteed by the Company and all of its subsidiaries, except CVTI Receivables Corp., a Nevada corporation ("CRC") and Volunteer Insurance Limited, a Cayman Island company ("Volunteer").

In January 2008, the Company chose to reduce the maximum borrowing limit by $10.0 million in order to reduce its unused fees on the Credit Facility. As of March 31, 2008, the Credit Facility has a maximum borrowing limit of $190.0 million with an accordion feature which permits an increase up to a maximum borrowing limit of $265.0 million. Borrowings related to revenue equipment are limited to the lesser of 90% of net book value of revenue equipment or the maximum borrowing limit. Letters of credit are limited to an aggregate commitment of $100.0 million. As amended, the Credit Facility is secured by a pledge of the stock of most of the Company's subsidiaries and certain owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility. A commitment fee, which is adjusted quarterly between 0.175% and 0.500% per annum based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases, is due on the daily unused portion of the Credit Facility. At March 31, 2008 and December 31, 2007, the Company had undrawn letters of credit outstanding of approximately $41.7 million and $62.5 million, respectively. As of March 31, 2008, the Company had approximately $52.6 million of available borrowing capacity under the Credit Facility.

In December 2000, the Company entered into our Securitization Facility. On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary incorporated in Nevada. CRC sells a percentage ownership in such receivables to unrelated financial entities. On December 4, 2007, the Company and CRC entered into certain amendments to the Securitization Facility.  Among other things, the amendments to the Securitization Facility extended the scheduled commitment termination date to December 2, 2008, reduced the facility limit from $70.0 million to $60.0 million, tightened certain performance ratios required to be maintained with respect to accounts receivable including, the default ratio, the delinquency ratio, the dilution ratio, and the accounts receivable turnover ratio, and amended the master servicer event of default relating to cross-defaults on material indebtedness with the effect that such master servicer event of default may now be more readily triggered.  As a result of the amendments to the Securitization Facility, the Company can receive up to $60.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility. The net proceeds under the Securitization Facility is shown as a current liability because the term, subject to annual renewals, is 364 days. As of March 31, 2008 and December 31, 2007, the Company had $58.5 million and $48.0 million in outstanding current liabilities related to the Securitization Facility, respectively, with weighted average interest rates of 3.7% and 5.3% respectively. CRC's Securitization Facility does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness.  Although certain defaults under the Securitization Facility create a default under the Credit Facility, a default under the Credit Facility does not create a default under the Securitization Facility. We were in compliance with the covenants as of March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate. At March 31, 2008, we had financed approximately 703 tractors and 6,205 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments in respect of such vehicles are reflected in our condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $8.0 million in the first quarter of 2008, compared to $9.4 million in the first quarter of 2007.  The total amount of remaining payments under operating leases as of March 31, 2008, was approximately $129.6 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of March 31, 2008, the maximum amount of the residual value guarantees was approximately $25.9 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1, "Summary of Significant Accounting Policies," of the consolidated condensed financial statements attached hereto. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Accounting for Investments

Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc ("Transplace"). Transplace operates a global transportation logistics service. In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership. We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated condensed statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of March 31, 2008, no such charge had been recorded. However, we have continued to assess this investment for impairment as our evaluation of the value of this investment had been steadily declining prior to the first quarter of 2007, at which time Transplace's cash flow improvements have steadied this decline. We will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2009, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

Lease Accounting and Off-Balance Sheet Transactions

Operating leases have been an important source of financing for our revenue equipment and computer equipment. In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

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

Deferred income taxes represent a substantial liability on our consolidated condensed balance sheets and are determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities (tax benefits and liabilities expected to be realized in the future) are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at March 31, 2008, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future taxable income.

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

Performance-Based Employee Stock Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R (revised 2004) Share-Base Payment ("SFAS No. 123R"), under which we estimate compensation expense that is recognized in our consolidated condensed statements of operations for the fair value of employee stock-based compensation related to grants of performance-based stock options and restricted stock awards. This estimate requires various subjective assumptions, including probability of meeting the underlying performance-based earnings per share targets and estimating forfeitures. If any of these assumptions change significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our consolidated condensed financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS No. 160 will have a material impact in the consolidated condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 157 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated condensed financial statements.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices, the compensation paid to the drivers and fuel prices. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The cost of fuel also has risen substantially over the past three years; although, we believe at least some of this increase reflects world events rather than underlying inflationary pressure. We attempt to limit the effects of inflation through increases in freight rates, and certain cost control efforts, and we further seek to limit the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of March 31, 2008, our entire tractor fleet has such emissions compliant engines and is experiencing approximately 2% to 4% reduced fuel economy compared with pre-2002 equipment.  In 2007, stricter regulations regarding emissions became effective. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2008 were covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter net income historically has been lower than net income in each of the other three quarters of the year. Typically, our equipment utilization improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. The seasonal shortage usually occurs between May and August, as California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation. During September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Facility and our Securitization Facility. Borrowings under the Credit Facility, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a consolidated leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases. The applicable margin was 2.25% at March 31, 2008. At March 31, 2008, we had variable borrowings of $65.0 million outstanding under the Credit Facility. Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At March 31, 2008, borrowings of approximately $58.4 million had been drawn on the Securitization Facility. Assuming variable rate borrowings under the Credit Facility and Securitization Facility at March 31, 2008 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $1.2 million.

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

On April 16, 2008, BNSF Logistics, LLC ("BNSF"), a subsidiary of BNSF Railway, filed an amended complaint (the "Amended Complaint") in the Circuit Court of Washington County, Arkansas to name the Company and Covenant Transport Solutions, Inc. ("Solutions") as defendants in a lawsuit previously filed by BNSF on December 21, 2007 against nine former employees of BNSF (the "Individuals") who, after leaving BNSF, accepted employment with Solutions.  The original complaint alleged that the Individuals misappropriated and otherwise misused BNSF's trade secrets, proprietary information, and confidential information (the "BNSF Information") with the purpose of unlawfully competing with BNSF in the transportation logistics and brokerage business, and that the Individuals interfered unlawfully with BNSF's customer relationships.  In addition to the allegations from the original complaint, the Amended Complaint alleges that the Company and Solutions acted in conspiracy with the Individuals (the Company, Solutions, and the Individuals collectively, the "Amended Defendants") to misappropriate the BNSF Information and to use it unlawfully to compete with BNSF.  The Amended Complaint also alleges that the Company and Solutions interfered with the business relationship that existed between BNSF and the Individuals and between BNSF and its customers.  BNSF seeks injunctive relief, specific performance, as well as an unspecified amount of damages against the Amended Defendants.  On April 28, 2008, the Amended Defendants filed an Answer to the Amended Complaint and intend to vigorously defend this lawsuit.  A jury trial in this matter has been set for November 3, 2008. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

ITEM 1A.
RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2007, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  We do not believe that there have been any material changes to the risk factors previously disclosed in our 2007 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(1)	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(1)	Amended and Restated Bylaws dated December 6, 2007
10.1	#	Covenant Transportation Group, Inc. 2008 Named Executive Bonus Program, dated April 9, 2008
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joey B. Hogan, the Company's Chief Financial Officer

References:
(1)	Incorporated by reference to Form 10-K, filed March 17, 2008 (SEC Commission File No. 000-24960).
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 8, 2008	By:	/s/ Joey B. Hogan
Joey B. Hogan
Senior Executive Vice President and Chief Operating Officer
in his capacity as such and on behalf of the issuer.