Form 10-Q
period 2008-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2008-08-11
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 7, 2008).
  Class A Common Stock, $.01 par value: 11,699,182 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1 - FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2008 (unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$8,844	$4,500
Accounts receivable, net of allowance of $1,391 in 2008 and $1,537 in 2007	92,098	79,207
Drivers' advances and other receivables, net of allowance of $2,749 in 2008 and $2,706 in 2007	8,238	5,479
Inventory and supplies	4,491	4,102
Prepaid expenses	9,951	7,030
Assets held for sale	12,519	10,448
Deferred income taxes	24,273	18,484
Income taxes receivable	4,972	7,500
Total current assets	165,386	136,750

Property and equipment, at cost	336,054	350,158
Less accumulated depreciation and amortization	(116,851)	(102,628)
Net property and equipment	219,203	247,530

Restricted cash and cash equivalents	50,502	-
Goodwill	36,210	36,210
Other assets, net	18,655	19,304
Total assets	$489,956	$439,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$59,964	$47,964
Checks outstanding in excess of bank balances	-	4,572
Current maturities of acquisition obligation	333	333
Current maturities of long-term debt	56,175	2,335
Accounts payable and accrued expenses	43,246	35,029
Current portion of insurance and claims accrual	15,808	19,827
Total current liabilities	175,526	110,060

Long-term debt	78,137	86,467
Insurance and claims accrual, net of current portion	12,587	10,810
Deferred income taxes	59,672	57,902
Other long-term liabilities	2,062	2,289
Total liabilities	327,984	267,528

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 11,699,182 and 11,676,298 shares outstanding as of June 30, 2008, and December 31, 2007, respectively	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	91,842	92,238
Treasury stock at cost; 1,769,908 and 1,792,792 shares as of June 30, 2008, and December 31, 2007, respectively	(21,006)	(21,278)
Retained earnings	90,977	101,147
Total stockholders' equity	161,972	172,266
Total liabilities and stockholders' equity	$489,956	$439,794
The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)

	2008	2007	2008	2007

Revenue:
Freight revenue	$160,451	$151,033	$309,046	$294,575
Fuel surcharge revenue	48,275	26,412	81,353	49,262
Total revenue	$208,726	$177,445	$390,399	$343,837

Operating expenses:
Salaries, wages, and related expenses	66,939	69,149	133,616	136,571
Fuel expense	78,732	52,136	142,190	98,126
Operations and maintenance	10,639	10,402	21,454	20,000
Revenue equipment rentals and purchased transportation	23,273	15,850	43,619	31,312
Operating taxes and licenses	3,391	3,532	6,751	7,411
Insurance and claims	5,981	14,507	13,951	20,762
Communications and utilities	1,660	1,852	3,417	3,967
General supplies and expenses	6,475	5,838	12,443	11,520
Depreciation and amortization, including gains and losses on disposition of equipment	11,892	13,586	22,808	26,320
Asset impairment charge	-	1,665	-	1,665
Total operating expenses	208,982	188,517	400,249	357,654
Operating loss	(256)	(11,072)	(9,850)	(13,817)
Other (income) expenses:
Interest expense	2,198	2,975	4,480	6,006
Interest income	(67)	(110)	(155)	(225)
Other	(31)	(34)	(63)	(116)
Other expenses, net	2,100	2,831	4,262	5,665
Loss before income taxes	(2,356)	(13,903)	(14,112)	(19,482)
Income tax benefit	(7)	(2,646)	(3,942)	(6,155)
Net loss	$(2,349)	$(11,257)	$(10,170)	$(13,327)

Loss per share:
Basic and diluted loss per share:	$(0.17)	$(0.80)	$(0.73)	$(0.95)

Basic and diluted weighted average common shares outstanding	14,028	14,019	14,027	14,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited and in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Loss
	Class A	Class B

Balances at December 31, 2007	$135	$24	$92,238	$(21,278)	$101,147	$172,266

Reversal of previously recognized SFAS No. 123R stock-based employee compensation cost	-	-	(224)	-	-	(224)

Issuance of restricted stock to non-employee directors from treasury stock	-	-	(172)	272	-	100

Net loss	-	-	-	-	(10,170)	(10,170)	(10,170)

Comprehensive loss for six months ended June 30, 2008							$(10,170)

Balances at June 30, 2008	$135	$24	$91,842	$(21,006)	$90,977	$161,972

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Six months ended June 30, (unaudited)
	2008	2007
Cash flows from operating activities:
Net loss	$(10,170)	$(13,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	538	377
Depreciation and amortization, including impairment charge	22,712	27,084
Amortization of deferred financing fees	165	130
Deferred income taxes (benefit)	403	(5,828)
Stock based compensation expense reversal	(224)	-
Non cash stock compensation	100	378
Loss on disposition of property and equipment	96	901
Changes in operating assets and liabilities:
Receivables and advances	(18,005)	(2,221)
Prepaid expenses and other assets	(2,835)	249
Inventory and supplies	(362)	384
Insurance and claims accrual	(2,242)	(955)
Accounts payable and accrued expenses	8,019	2,165
Net cash flows provided by/(used in) operating activities	(1,805)	9,337

Cash flows from investing activities:
Acquisition of property and equipment	(8,391)	(39,422)
Proceeds from disposition of property and equipment	12,232	28,015
Net change in restricted cash and cash equivalents	(50,502)	-
Payment of acquisition obligation	(167)	(167)
Net cash flows used in investing activities	(46,828)	(11,574)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(4,572)	(204)
Proceeds from issuance of debt	151,918	40,500
Repayments of debt	(94,179)	(38,400)
Debt refinancing costs	(190)	(262)
Net cash provided by financing activities	52,977	1,634

Net change in cash and cash equivalents	4,344	(603)

Cash and cash equivalents at beginning of period	4,500	5,407

Cash and cash equivalents at end of period	$8,844	$4,804

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2007 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date.  These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.    Liquidity

As discussed in Note 10, the Company's Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, leverage, acquisitions and dispositions, and total indebtedness.  On August 28, 2007, the Company signed Amendment No. 1 to the Credit Facility ("Amendment No. 1"), to modify the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and to grant and expand the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility.  On June 30, 2008, the Company signed Amendment No. 2 to the Credit Facility ("Amendment No. 2"), which included a waiver, through August 29, 2008, of any default that may have otherwise occurred as a result of any failure to comply with a leverage ratio included in Amendment No. 1.  Also on June 30, 2008, the Company signed an amendment to its Securitization Facility, of which the primary amendment was to waive, through August 29, 2008, any defaults that would have occurred as a result of cross-defaults to the Credit Facility. However, if the Company experiences future defaults under our Credit Facility and/or Securitization Facility, its bank group could cease making further advances, declare its debt to be immediately due and payable, impose significant restrictions and requirements on its operations, and institute foreclosure procedures against their security.  If the Company were required to obtain waivers of defaults, the Company could incur significant fees and transaction costs.  If waivers of defaults are not obtained and acceleration occurs, it may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt, or the Company may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to the Company, it may not be available on acceptable terms.  As a result, the Company's liquidity, financial condition, and results of operations would be adversely affected.

Note 3.    Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive loss for the three and six month periods ended June 30, 2008 and 2007 equaled net loss.

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

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The calculation of diluted loss per share for the three and six months ended June 30, 2008 and 2007, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(2,349)	$(11,257)	$(10,170)	$(13,327)
Denominator:
Denominator for basic earnings per share – weighted- average shares	14,028	14,019	14,027	14,011
Effect of dilutive securities:
Employee stock options	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,028	14,019	14,027	14,011
Net loss per share:
Basic and diluted loss per share:	$(0.17)	$(0.80)	$(0.73)	$(0.95)

Note 6.	Share-Based Compensation

The Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan") permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments.  The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available.  At June 30, 2008, 311,524 of these 1,000,000 shares were available for award under the 2006 Plan.  No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock.  No awards may be made under the 2006 Plan after May 23, 2016.  To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method.  Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures.  Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense / (benefit) for each of the three months ended June 30, 2008 and 2007 of approximately $100,000 and $228,000, respectively, and for the six months ended June 30, 2008 and 2007 of approximately $(124,000) and $378,000, respectively.  The $(124,000) net benefit recorded in the six months ended June 30, 2008, resulted from the $(224,000) reversal of previously recorded stock compensation expense related to prior years' performance-based restricted stock and stock option issuances for which the Company now considers it improbable of meeting the required performance-based criteria for the potential future vesting of such securities.

The following tables summarize our stock option activity for the six months ended June 30, 2008:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,205	$13.33	64 months	$-
Options granted	-	-
Options exercised	-	-
Options forfeited	(10)	$8.31
Options expired	(23)	$14.97
Outstanding at end of period	1,172	$13.34	58 months	$-

Exercisable at end of period	1,009	$14.00	50 months	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant.  No options were granted during the six months ended June 30, 2008 or 2007.

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

The following tables summarize the Company's restricted stock award activity for the six months ended June 30, 2008:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2008	500,584	$12.21
Granted	-	-
Vested	-	-
Forfeited	(920)	$11.50
Unvested at June 30, 2008	499,664	$12.21

As of June 30, 2008, the Company had no unrecognized compensation expense related to stock options or restricted stock awards which is probable to be recognized in the future.

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

If recognized, $1.9 million of unrecognized tax benefits would impact the Company's effective tax rate as of June 30, 2008.  Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate.  In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The gross amount of interest and penalties accrued was $1.0 million as of June 30, 2008, of which $0.2 million was recognized in the six months ended June 30, 2008.

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

Note 8.    Derivative Instruments

The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices.  Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results.  The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.  At June 30, 2008, there were no outstanding derivatives.

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

Note 10. Securitization Facility and Long-Term Debt

Current and long-term debt consisted of the following at June 30, 2008, and December 31, 2007:

(in thousands)	June 30, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
Securitization Facility	$59,964	$-	$47,964	$-
Borrowings under Credit Facility	-	-	-	75,000
Revenue equipment installment notes with finance company weighted average interest rate of 5.95% and 5.65% at June 30, 2008, and December 31, 2007, respectively, due in monthly installments with final maturities at various dates ranging from December 2008 to December 2011, secured by related revenue equipment	56,175	78,137	2,335	11,467
Total debt	$116,139	$78,137	$50,299	$86,467

Less: cash collateral for letters of credit	-	$(50,502)	-	-
Total debt, net of cash collateral for letters of credit	$116,139	$27,635	$50,299	$86,467

In December 2006, the Company entered into our credit facility with a group of banks ("Credit Facility").  The Credit Facility matures in December 2011.  The Company signed Amendment No. 1 on August 28, 2007, which, among other revisions, modified the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility.  Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 2.250% at June 30, 2008). A commitment fee, which is adjusted quarterly between 0.175% and 0.500% per annum based on the leverage ratio is due on the daily unused portion of the Credit Facility.

On June 30, 2008, the Company signed Amendment No. 2 which, among other things, (i) amended certain defined terms used in the Credit Facility, (ii) authorized the Daimler Facility (as defined in Note below) and released the lenders’ liens on any collateral securing the Daimler Facility, (iii) reduced the maximum borrowing limit from $190,000,000 to $81,000,000, (iv) limited the aggregate outstanding amount of revolving loans under the Credit Facility to $30 million, (iv) fixed the letter of credit sublimit under the Credit Facility at the present level of $51 million and granted a security interest in a cash collateral account of $50.5 million to secure outstanding standby letters of credit, and (v) waived, for the period commencing June 30, 2008, and ending August 29, 2008, any default or event of default that may have otherwise occurred as a result of any failure by the Company’s consolidated group of companies to comply with a leverage ratio contained in the Credit Facility.  After giving effect to Amendment No. 2, borrowings under the Credit Facility are subject to a borrowing base limit of (i) 85% of the net orderly liquidation value of any eligible revenue equipment as determined under an appraisal prepared by Taylor & Martin, Inc. (the "Appraisal"), plus (ii) 70% of the net book value of any eligible revenue equipment that is not valued in the Appraisal, plus (iii) the balance in the cash collateral account, less specified types of unsecured indebtedness, and letters of credit.  As a result of the Amendment, the Company had no borrowings outstanding under the Credit Facility on June 30, 2008, and had undrawn letters of credit outstanding of approximately $50.5 million.  At December 31, 2007, the Company had undrawn letters of credit outstanding of approximately $62.5 million.

The obligations of the Company under the Credit Facility continue to be guaranteed by the Company and all of the Company’s wholly-owned subsidiaries, except CVTI Receivables Corp., a Nevada corporation ("CRC") and Volunteer Insurance Limited, a Cayman Island company ("Volunteer").

In December 2000, the Company entered into our Securitization Facility.  On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  CRC sells a percentage ownership in such receivables to unrelated financial entities.  On December 4, 2007, the Company and CRC entered into certain amendments to the Securitization Facility.  Among other things, the amendments to the Securitization Facility extended the scheduled commitment termination date to December 2, 2008; reduced the facility limit from $70.0 million to $60.0 million; tightened certain performance ratios required to be maintained with respect to accounts receivable including, the default ratio, the delinquency ratio, the dilution ratio, and the accounts receivable turnover ratio; and amended the master servicer event of default relating to cross-defaults on material indebtedness with the effect that such master servicer event of default may now be more readily triggered.  As a result of the amendments to the Securitization Facility, the Company can receive up to $60.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility.  The net proceeds under the Securitization Facility are shown as a current liability because the term, subject to annual renewals, is 364 days.  As of June 30, 2008, and December 31, 2007, the Company had $60.0 million and $48.0 million in outstanding current liabilities related to the Securitization Facility, respectively, with a weighted average interest rate of 2.5% and 5.3%, respectively.  CRC's Securitization Facility does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

Commencing on June 30, 2008, the Company and CRC entered into an amendment to the Securitization Facility.  The sole purpose of this amendment was to waive any defaults that would have occurred under the Company’s Securitization Facility because of a certain cross-default provision contained in the Securitization Facility.  The cross-default provision is triggered by the Company’s default on any debt obligation in excess of $5 million, regardless of whether such default is waived.  Accordingly, a default under the Credit Facility, although waived as described above, necessitated a waiver under the Company’s Securitization Facility.  This waiver is effective for the period commencing June 30, 2008, and ending August 29, 2008.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness.  Certain defaults under the Securitization Facility create a default under the Credit Facility, and certain defaults under the Credit Facility also create a default under the Securitization Facility.

On June 30, 2008, the Company secured a $200.0 million line of credit from Daimler Financial (the "Daimler Facility").  The Daimler Facility is secured by both new and used tractors and is structured as a combination of retail installment contracts and TRAC leases.  The form of the Lease Agreement utilized for each TRAC lease is attached hereto together with its amendment, as Exhibits 10.3 and 10.4, respectively.  The form of Direct Purchase Money Loan and Security Agreement utilized for each retail installment contract is attached hereto together with its amendment, as Exhibits 10.5 and 10.6, respectively.

Pricing for the Daimler Facility is at (i) the 60 month Treasury rate plus 1.97% annually in new equipment financed through the retail installment contracts, and (ii) a rate of 6% annually on all used equipment financed.  Approximately $134.3 million was reflected on our balance sheet under the Daimler Facility at June 30, 2008.  A portion of this funding was used to retire the entire $65.0 million in borrowing under the Credit Facility as well as to provide approximately $50.5 million in cash collateral to secure all of our outstanding standby letters of credit, which is classified as restricted cash and cash equivalents, a long-term asset on the Company’s consolidated condensed balance sheets.  After those uses, the Company retained approximately $6.5 million of cash.  The notes included in the Daimler funding are due in monthly installments with final maturities at various dates ranging from December 2008 to December 2011.  The Daimler Facility contains certain requirements regarding payment, insurance of collateral, and other matters, but does not have any financial or other material covenants or events of default.

Additional borrowings under the Daimler Facility are available to fund new tractors expected to be delivered in 2008 and 2009.  Following relatively modest capital expenditures in 2007 and the first half of 2008, we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 12 to 18 months consistent with our expected tractor replacement cycle.  The Daimler Facility includes a commitment to fund most or all of the expected tractor purchases.  The annual interest rate on the new equipment is approximately 200 basis points over the like-term rate for U.S. Treasury Bills, and the advance rate is 100% of the tractor cost.  A leasing alternative is also available.

Note 11. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), which identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are  presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("GAAP hierarchy").  Because the current GAAP hierarchy is set forth in the American Institute of  Certified  Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for  selecting  accounting principles for financial statements presented in conformity with GAAP.  Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result.  The provisions of SFAS No. 162 became effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe the adoption of SFAS No. 162 will have a material impact in the consolidated condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS 161 on our consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated condensed financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157").  This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 157 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated condensed financial statements.

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

On April 16, 2008, BNSF Logistics, LLC ("BNSF"), a subsidiary of BNSF Railway, filed an amended complaint (the "Amended Complaint") in the Circuit Court of Washington County, Arkansas to name the Company and Covenant Transport Solutions, Inc. ("Solutions") as defendants in a lawsuit previously filed by BNSF on December 21, 2007, against nine former employees of BNSF (the "Individuals") who, after leaving BNSF, accepted employment with Solutions.  The original complaint alleged that the Individuals misappropriated and otherwise misused BNSF's trade secrets, proprietary information, and confidential information (the "BNSF Information") with the purpose of unlawfully competing with BNSF in the transportation logistics and brokerage business, and that the Individuals interfered unlawfully with BNSF's customer relationships.  In addition to the allegations from the original complaint, the Amended Complaint alleges that the Company and Solutions acted in conspiracy with the Individuals (the Company, Solutions, and the Individuals collectively, the "Amended Defendants") to misappropriate the BNSF Information and to use it unlawfully to compete with BNSF.  The Amended Complaint also alleges that the Company and Solutions interfered with the business relationship that existed between BNSF and the Individuals and between BNSF and its customers.  BNSF seeks injunctive relief, specific performance, as well as an unspecified amount of damages against the Amended Defendants.  On April 28, 2008, the Amended Defendants filed an Answer to the Amended Complaint and intend to vigorously defend this lawsuit.  A jury trial in this matter has been set for November 3, 2008.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

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

Executive Overview

We are the eleventh largest truckload carrier in the United States measured by fiscal 2007 revenue according to Transport Topics, a publication of the American Trucking Associations, Inc.  We focus on targeted markets where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers.  We also generate revenue through a subsidiary that provides freight brokerage services.

For the six months ended June 30, 2008, total revenue increased $46.6 million, or 13.5%, to $390.4 million from $343.8 million in the 2007 period.  Freight revenue, which excludes revenue from fuel surcharges, increased $14.5 million, or 4.9%, to $309.0 million in the 2008 period from $294.6 million in the 2007 period.  We experienced a net loss of $10.2 million, or $0.73 per share, for the first six months of 2008, compared with a net loss of $13.3 million, or $0.95 per share, for the first six months of 2007.

As compared to the second quarter of 2007, our operating ratio improved to 100.2% from 107.3% in the second quarter of 2007.  Our earnings improved to a loss of $.17 per share from a loss of $.80 per share in the second quarter of 2007.  During the second quarter of 2007, we incurred certain expenses we deemed to be "infrequent."  During the second quarter of 2007, we incurred $6.9 million of infrequent operating expenses and $1.7 million of infrequent tax expenses which total $.45 per share.  Excluding the infrequent items in the year ago quarter, our operating ratio improved to 100.2% from 102.8% last year, and our earnings improved to a loss of $.17 versus a loss of $.35 last year.

For the six months ended June 30, 2008, average freight revenue per tractor per week, our primary measure of asset productivity, increased 3.0%, to $3,127 in the first six months of 2008 compared to $3,037 in the same period of 2007.  The increase was primarily generated by a 3.5% increase in average miles per tractor.  We continued to constrain the size of our tractor fleet to achieve greater fleet utilization and attempt to improve profitability.  Weighted average tractors decreased 4.7% to 3,512 in the 2008 period from 3,685 in the 2007 period.

For the three months ended June 30, 2008, results of each operating subsidiary included the following, as compared to the results achieved for the three months ended June 30, 2007:

●
Covenant expedited long haul, dedicated and regional solo-driver service.  We decreased the average fleet size by 5.1%. We increased the number of team drivers within this fleet from the 2007 period, averaging 944 teams during the 2008 period compared to averaging only 777 teams during the 2007 period.  Average freight revenue per truck per week increased by 8.9%, with average freight revenue per total mile up approximately 1.7% and miles per truck up approximately 6.9%.

●
SRT Refrigerated service.  We decreased the average fleet size by 5.4%.  Average freight revenue per truck per week was flat, with average freight revenue per total mile up 2.9% and miles per truck down approximately 2.8%.

●
Star regional solo-driver service.  We decreased the average fleet size by 8.5%. Average freight revenue per truck per week decreased by 0.9%, with average freight revenue per total mile decreasing 4.6% and miles per truck increasing 3.9% .  Especially soft freight demand in the southeastern United States, where Star's lanes are concentrated, has resulted in rate pressure, a larger percentage of unloaded miles, and reduced fuel surcharge collection, related in part, to greater reliance on brokered freight.

●
Covenant Transport Solutions' brokerage freight service.  Covenant Transport Solutions has continued to grow through the addition of agents, who are paid a commission for each load of freight they provide; and the addition of employee-led "company stores."  The number of loads increased to 7,194 in the second quarter of 2008 from 2,157 loads in the second quarter of 2007.  Average revenue per load also increased 12.7% to $1,875 in the second quarter of 2008 from $1,663 per load in the second quarter of 2007.  The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our service offerings.

At June 30, 2008, we had $162.0 million in stockholders' equity and $143.8 million in balance sheet debt, net of cash collateral, for a total debt-to-capitalization ratio of 47.0% and a tangible book value of $8.73 per share.

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

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. The variable costs include fuel expense; driver-related expenses, such as wages, benefits, training, and recruitment; and independent contractor costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. In addition, we have other mostly fixed costs, such as certain non-driver personnel expenses.

Revenue Equipment

At June 30, 2008, we operated approximately 3,424 tractors and 8,316 trailers.  Of such tractors, approximately 2,601 were owned, 732 were financed under operating leases, and 91 were provided by independent contractors, who own and drive their own tractors.  Of such trailers, approximately 2,196 were owned and approximately 6,120 were financed under operating leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three years for tractors and five to seven years for trailers.  At June 30, 2008, our fleet had an average tractor age of 2.1 years and an average trailer age of 3.8 years.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended June 30,			Three months ended June 30,
	2008	2007		2008	2007
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	32.1	39.0	Salaries, wages, and related expenses	41.7	45.8
Fuel expense	37.7	29.4	Fuel expense (1)	19.0	17.0
Operations and maintenance	5.0	5.9	Operations and maintenance	6.6	6.9
Revenue equipment rentals and purchased transportation	11.2	8.9	Revenue equipment rentals and purchased transportation	14.5	10.5
Operating taxes and licenses	1.6	2.0	Operating taxes and licenses	2.1	2.3
Insurance and claims	2.9	8.2	Insurance and claims	3.7	9.6
Communications and utilities	0.8	1.0	Communications and utilities	1.2	1.2
General supplies and expenses	3.1	3.3	General supplies and expenses	4.0	3.9
Depreciation and amortization	5.7	7.6	Depreciation and amortization	7.4	9.0
Asset impairment charge	0.0	0.9	Asset impairment charge	0.0	1.1
Total operating expenses	100.1	106.2	Total operating expenses	100.2	107.3
Operating loss	(0.1)	(6.2)	Operating loss	(0.2)	(7.3)
Other expense, net	1.0	1.6	Other expense, net	1.3	1.9
Loss before income taxes	(1.1)	(7.8)	Loss before income taxes	(1.5)	(9.2)
Income tax benefit	0.0	(1.5)	Income tax benefit	0.0	(1.8)
Net loss	(1.1)%	(6.3)%	Net loss	(1.5)%	(7.5)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($48.3 million and $26.4 million in the three months ended June 30, 2008 and 2007, respectively).

  The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Six months ended June 30,			Six months ended June 30,
	2008	2007		2008	2007
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	34.2	39.7	Salaries, wages, and related expenses	43.2	46.5
Fuel expense	36.4	28.5	Fuel expense (1)	19.7	16.6
Operations and maintenance	5.5	5.8	Operations and maintenance	6.9	6.8
Revenue equipment rentals and purchased transportation	11.2	9.1	Revenue equipment rentals and purchased transportation	14.1	10.6
Operating taxes and licenses	1.7	2.2	Operating taxes and licenses	2.2	2.5
Insurance and claims	3.6	6.0	Insurance and claims	4.5	7.0
Communications and utilities	0.9	1.2	Communications and utilities	1.2	1.3
General supplies and expenses	3.2	3.4	General supplies and expenses	4.0	3.9
Depreciation and amortization	5.8	7.6	Depreciation and amortization	7.4	8.9
Asset impairment charge	0.0	0.5	Asset impairment charge	0.0	0.6
Total operating expenses	102.5	104.0	Total operating expenses	103.2	104.7
Operating loss	(2.5)	(4.0)	Operating loss	(3.2)	(4.7)
Other expense, net	1.1	1.7	Other expense, net	1.4	1.9
Loss before income taxes	(3.6)	(5.7)	Loss before income taxes	(4.6)	(6.6)
Income tax benefit	(1.0)	(1.8)	Income tax benefit	(1.3)	(2.1)
Net loss	(2.6)%	(3.9)%	Net loss	(3.3)%	(4.5)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($81.4 million and $49.3 million in the six months ended June 30, 2008 and 2007, respectively).

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 TO THREE MONTHS ENDED JUNE 30, 2007

For the quarter ended June 30, 2008, total revenue increased $31.3 million, or 17.6%, to $208.7 million from $177.4 million in the 2007 period.  Total revenue includes $48.3 million and $26.4 million of fuel surcharge revenue in the 2008 and 2007 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharges) increased $9.4 million, or 6.2%, to $160.5 million in the three months ended June 30, 2008, from $151.0 million in the same period of 2007.  Average freight revenue per tractor per week, our primary measure of asset productivity, increased 5.7%, to $3,255 in the quarter ended June 30, 2008, from $3,081 in the same period of 2007.  The increase was primarily attributed to: (i) a 4.6% increase in average miles per tractor, (ii) a 1.0% increase in our average freight revenue per total mile, and (iii) $10 million of revenue growth from our subsidiary, Covenant Transport Solutions.

The lackluster freight environment and high fuel prices continued to impact every subsidiary.  We continued to constrain the size of our tractor fleet to achieve greater fleet utilization and attempt to improve profitability while expanding our non-asset based freight brokerage operations.  Weighted average tractors decreased 5.7% to 3,473 in the 2008 period from 3,683 in the 2007 period.

Salaries, wages, and related expenses decreased $2.2 million, or 3.2%, to $66.9 million in the 2008 period, from $69.1 million in the 2007 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 41.7% in the 2008 period, from 45.8% in the 2007 period.  The decrease was attributable to lower driver wages as more drivers have opted on to our driver per diem pay program, and a decrease in office salaries due to a reduction in work force.  Driver pay decreased $0.9 million to $46.7 million in the 2008 period, from $47.6 million in the 2007 period.  Our payroll expense for employees, other than over-the-road drivers, decreased $0.9 million to $11.1 million from $12.0 million.

Fuel expense, net of fuel surcharge revenue of $48.3 million in the 2008 period and $26.4 million in the 2007 period, increased $4.7 million, or 18.4%, to $30.5 million in the 2008 period, from $25.7 million in the 2007 period. As a percentage of freight revenue, net fuel expense increased to 19.0% in the 2008 period from 17.0% in the 2007 period.

The Company receives a fuel surcharge on its loaded miles from most shippers.  However, this does not cover the entire increase in fuel prices for several reasons, including the following:  surcharges cover only loaded miles, not the approximately 10% of non-revenue miles we operate; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of the approximately 11% of our business during the second quarter relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact.  Most fuel surcharges are based on the average fuel price as published by the U.S. Department of Energy ("DOE") for the week prior to the shipment.  In times of rapidly escalating fuel prices, the lag time causes under-recovery.  Lag time was not a significant factor during the second quarter of 2008.

During the second quarter of 2008, the DOE's national average cost of diesel fuel increased $1.58 per gallon compared with the second quarter of 2007.  On a gross basis, fuel expense increased $26.6 million versus the second quarter of 2007, while miles operated by Company-owned trucks decreased approximately 0.6%.  Due to the factors explained above, fuel surcharges covered only $21.9 million, or 82%, of the increase.  Accordingly, the Company's net cost of fuel rose by $4.7 million, or approximately $.046 per company-owned truck mile.  This had a negative impact of approximately $.21 per share on the Company's financial results for the quarter.

The Company has established several initiatives to combat the rising cost of fuel.  The Company has invested in auxiliary power units for a percentage of its fleet and is evaluating the payback on additional units where idle time is already lower. The Company has also reduced the maximum speed of many of its trucks, implemented strict idling guidelines for its drivers, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include a minimum combined rate and assumed fuel surcharge component.  This combination of initiatives contributed to a significant improvement in fleetwide average fuel mileage.  At the same time, the Company is approaching shippers with less compensatory overall freight rate and fuel surcharge programs to explain the need for relief if the Company is to continue hauling that shipper's freight.  Despite these efforts, however, fuel expense is expected to remain a major concern for the foreseeable future.  Fuel costs may continue to be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $0.2 million to $10.6 million in the 2008 period from $10.4 million in the 2007 period. The increase resulted from increased tractor and trailer maintenance costs, as well as increased tire expense associated with a somewhat older average fleet age and the associated tire replacement cycle.  As a percentage of freight revenue, operations and maintenance decreased to 6.6% in the 2008 period from 6.9% in the 2007 period, primarily due to an increase in revenue from brokerage operations.

Revenue equipment rentals and purchased transportation increased $7.4 million, or 46.8%, to $23.3 million in the 2008 period, from $15.9 million in the 2007 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 14.5% in the 2008 period from 10.5% in the 2007 period.  Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $11.0 million in the 2008 period, compared to $3.2 million in the 2007 period.  Tractor and trailer equipment rental and other related expenses remained constant at $8.2 million.  We had financed approximately 732 tractors and 6,120 trailers under operating leases at June 30, 2008, compared with 513 tractors and 6,713 trailers under operating leases at June 30, 2007.  Payments to independent contractors decreased $0.5 million, or 11.6%, to $4.0 million in the 2008 period from $4.5 million in the 2007 period, mainly due to a decrease in the independent contractor fleet.

Operating taxes and licenses decreased $0.1 million, or 4.0%, to $3.4 million in the 2008 period from $3.5 million in the 2007 period. As a percentage of freight revenue, operating taxes and licenses decreased to 2.1% in the 2008 period from 2.3% in the 2007 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $8.5 million, or 58.8%, to approximately $6.0 million in the 2008 period from approximately $14.5 million in the 2007 period.  As a percentage of freight revenue, insurance and claims decreased to 3.7% in the 2008 period from 9.6% in the 2007 period.  The decrease as a percentage of revenue was attributable to an approximately $0.4 million refund of premiums for favorable experience in 2007 and a good quarter from a safety perspective.  During the 2007 period, there were unfavorable developments on two large claims that were ultimately settled during the 2007 quarter, which increased our accrual for casualty claims by $5.2 million.

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We renewed our casualty program as of February 28, 2008.  In conjunction with the renewal, we are self-insured for personal injury and property damage claims for amounts up to the first $4.0 million.  Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense decreased to $1.7 million in the 2008 period from $1.9 million in the 2007 period.  As a percentage of freight revenue, communications and utilities remained essentially constant at 1.2% in the 2008 period and 2007 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.6 million to $6.5 million in the 2008 period from $5.8 million in the 2007 period.  As a percentage of freight revenue, general supplies and expenses remained essentially constant at 4.0% in the 2008 period and 3.9% in the 2007 period.  The increase was primarily due to increased sales agent commissions, from our growing brokerage subsidiary, which increased $0.8 million to $1.0 million in 2008, compared to $0.2 million in 2007.  We were able to partially offset the increased fees by reducing expenses such as airplane expense, security services, and janitorial services.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.7 million, or 12.5%, to $11.9 million in the 2008 period from $13.6 million in the 2007 period.  As a percentage of freight revenue, depreciation and amortization decreased to 7.4% in the 2008 period from 9.0% in the 2007 period.  The decrease was primarily related to the sale of excess equipment and terminals.  During the second quarter of 2008 and 2007, we recorded a $0.7 million and a $0.6 million net loss on sale of equipment, respectively.  The market for used tractors and trailers is not as strong as it was at the end of 2007, as additional operating capacity leaves the industry through fleet reductions and trucking company closures.

In accordance with SFAS 141, SFAS 142, and Emerging Issues Task Force ("EITF") Issue 02-13, we continue to evaluate our intangible assets and our investment in Transplace for potential non-cash impairment charges.  Because of general industry and company-specific issues, the Company will continue to evaluate these assets for potential impairment on a quarterly basis.  Should these accounting regulations ever require a non-cash impairment to such assets, we would expect it to have little or no impact on our operations, cash position, liquidity, financial covenants, competitive position, or future cash flows.

The other expense category includes interest expense and interest income.  Other expense, net, decreased $0.7 million, to $2.1 million in the 2008 period from $2.8 million in the 2007 period.  The decrease is due to lower average debt balances during the quarter.

Our income tax benefit was approximately $7,000 for the 2008 period compared to approximately $2,646,000 for the 2007 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced net losses of $2.3 million and $11.3 million in the 2008 and 2007 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue improved to (1.5%) in the 2008 period from (7.5%) in the 2007 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 TO SIX MONTHS ENDED JUNE 30, 2007

For the six months ended June 30, 2008, total revenue increased $46.6 million, or 13.5%, to $390.4 million from $343.8 million in the 2007 period.  Total revenue includes $81.4 million and $49.3 million of fuel surcharge revenue in the 2008 and 2007 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharges) increased $14.5 million, or 4.9%, to $309.0 million in the six months ended June 30, 2008, from $294.6 million in the same period of 2007.  Average freight revenue per tractor per week, our primary measure of asset productivity, increased 3.0%, to $3,127 in the first six months of 2008 from $3,037 in the same period of 2007.  The increase was primarily generated by a 3.5% increase in average miles per tractor.

Salaries, wages, and related expenses decreased $3.0 million, or 2.2%, to $133.6 million in the 2008 period, from $136.6 million in the 2007 period.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 43.2% in the 2008 period, from 46.5% in the 2007 period.  The decrease was attributable to lower driver wages as more drivers have opted onto our driver per diem pay program, and a decrease in office salaries due to a reduction in work force.  Also, in the 2007 period, we had additional office salary expense related to severance payments from our business realignment.  Driver pay decreased $1.7 million to $91.9 million in the 2008 period, from $93.6 million in the 2007 period.  Our payroll expense for employees, other than over-the-road drivers, decreased $2.0 million to $22.1 million from $24.1 million.  These reductions were partially offset by an increase in workers compensation expense related to unfavorable development of some outstanding claims during the 2008 period.

Fuel expense, net of fuel surcharge revenue of $81.4 million in the 2008 period and $49.3 million in the 2007 period, increased $12.0 million, or 24.5%, to $60.8 million in the 2008 period, from $48.9 million in the 2007 period.  As a percentage of freight revenue, net fuel expense increased to 19.7% in the 2008 period from 16.6% in the 2007 period.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $1.5 million to $21.5 million in the 2008 period from $20.0 million in the 2007 period.  The increase resulted from increased tractor and trailer maintenance costs, as well as increased tire expense associated with a somewhat older average fleet age and the associated tire replacement cycle.  As a percentage of freight revenue, operations and maintenance remained essentially constant at 6.9% in the 2008 period from 6.8% in the 2007 period.

Revenue equipment rentals and purchased transportation increased $12.3 million, or 39.3%, to $43.6 million in the 2008 period, from $31.3 million in the 2007 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 14.1% in the 2008 period from 10.6% in the 2007 period.  Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $19.2 million in the 2008 period, compared to $4.8 million in the 2007 period.  Tractor and trailer equipment rental and other related expenses decreased $1.4 million, to $16.2 million compared with $17.6 million in the same period of 2007.  We had financed approximately 732 tractors and 6,120 trailers under operating leases at June 30, 2008, compared with 513 tractors and 6,713 trailers under operating leases at June 30, 2007.  Payments to independent contractors decreased $0.7 million, or 7.7%, to $8.2 million in the 2008 period from $8.8 million in the 2007 period, mainly due to a decrease in the independent contractor fleet.

Operating taxes and licenses decreased $0.7 million, or 8.9%, to $6.8 million in the 2008 period from $7.4 million in the 2007 period. As a percentage of freight revenue, operating taxes and licenses decreased to 2.2% in the 2008 period from 2.5% in the 2007 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $6.8 million, or 32.8%, to approximately $14.0 million in the 2008 period from approximately $20.8 million in the 2007 period.  As a percentage of freight revenue, insurance and claims decreased to 4.5% in the 2008 period from 7.0% in the 2007 period.  During the 2007 period, there were unfavorable developments on two large claims that were ultimately settled during the 2007 period.  These two claims increased our accrual for casualty claims by $5.2 million.  The 2007 increase was partially offset by the receipt of a $1.0 million refund from our insurance carrier, which was only a $0.4 million refund in the 2008 period,   related to achieving certain monetary claim targets for our casualty policy in the policy years, and the release of the insurance carrier for certain of the claims.

Communications and utilities expense decreased to $3.4 million in the 2008 period from $4.0 million in the 2007 period.  As a percentage of freight revenue, communications and utilities decreased to 1.2% in the 2008 period from 1.3% in the 2007 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.9 million to $12.4 million in the 2008 period from $11.5 million in the 2007 period.  As a percentage of freight revenue, general supplies and expenses remained constant at 4.0% in the 2008 and 3.9% in the 2007 period.  The increase was primarily due to increased sales agent commissions, from our growing brokerage subsidiary, which increased $1.6 million to $1.8 million in 2008, compared to $0.2 million in 2007.  We were able to partially offset the increased fees by reducing expenses such as airplane expense, security services, and outside professional fees.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $3.5 million, or 13.3%, to $22.8 million in the 2008 period from $26.3 million in the 2007 period.  As a percentage of freight revenue, depreciation and amortization decreased to 7.4% in the 2008 period from 8.9% in the 2007 period.  The decrease was primarily related to the sale of excess equipment and terminals.  During the first six months of 2008, we recorded net losses of $0.1 million and $0.9 million on sale of equipment, respectively.  The market for used tractors and trailers is not as strong as it was at the end of 2007, as additional operating capacity leaves the industry through fleet reductions and trucking company closures.

The other expense category includes interest expense and interest income.  Other expense, net, decreased $1.4 million, to $4.3 million in the 2008 period from $5.7 million in the 2007 period.  The decrease is due to lower debt balances during the period.

Our income tax benefit was $3.9 million for the 2008 period compared to $6.2 million for the 2007 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.  In addition, we reversed a contingent tax accrual effective June 30, 2007, based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor.  This concession resulted in recognition of approximately $0.4 million of income tax benefit for the six months ended June 30, 2007.

Primarily as a result of the factors described above, we experienced net losses of $10.2 million and $13.3 million in the 2008 and 2007 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue improved to (3.3%) in the 2008 period from (4.5%) in the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have financed our capital requirements with borrowings under our Securitization Facility and Credit Facility, cash flows from operations, long-term operating leases, and secured installment notes with finance companies.  Our primary sources of liquidity at June 30, 2008, were proceeds from the sale of used revenue equipment, proceeds under the Securitization Facility, borrowings under our Credit Facility, borrowings from the Daimler Facility, and other secured installment notes (each as defined in Note 10 to our consolidated condensed financial statements contained herein), and operating leases of revenue equipment.  We continue to explore alternatives for achieving a favorable overall long-term financing package.  The closing of initial funding under the Daimler Facility on June 30, 2008, was an important first step.  We are presently evaluating our alternatives for replacing or amending our Credit Facility and our Securitization Facility, as well as for obtaining separate financing of certain of our terminal locations.  We believe we have sufficient assets to collateralize financing that is adequate to meet our current and projected needs, both for the next twelve months and on a longer term basis.  The current credit market and our financial results for the past several quarters, however, are making the process of obtaining such financing time-consuming and difficult.  Moreover, we note that the defaults under our Credit Facility and Securitization Facility have been waived only through August 29, 2008, as we attempt to replace, or renegotiate the terms of, those facilities.  Our view concerning the Company's liquidity is premised on the timely replacement or amendment of such facilities on acceptable terms, as well as improvements in our results of operations in the second half of 2008, compared with the same period of 2007.  If we fail to obtain replacement financing, amendments of our Credit Facility and Securitization Facility, or extensions of the current waivers under such facilities, our liquidity, financial condition, and results of operations could be materially and adversely affected.

Cash Flows

During the 2008 period, net cash flow remained positive primarily due to funds provided by the Daimler Facility, sales of excess equipment to reduce net capital expenditures, and managing the payment of accounts payable.

Net cash used in operating activities was $1.8 million in the 2008 period compared to net cash provided by operating activities of $9.3 million in the 2007 period.  Our cash from operating activities was lower in 2008, primarily due to an increase in our customer accounts receivable, due to increases in fuel surcharge and brokerage revenue, and an increase in income tax receivables resulting from the Company’s estimated 2007 fiscal tax loss, which will be carried back to offset previous years' taxable income resulting in a current income tax receivable.  These factors were offset partially by more efficient payment of accrued claims and expenses, which had a positive impact of approximately $4.6 million on cash from operating activities in the 2008 period.

Net cash used in investing activities was $46.8 million in the 2008 period compared to $11.6 million in the 2007 period.  The increase in net cash used in investing activities was primarily the result of a net increase in our restricted cash and cash equivalents of $50.5 million in the 2008 period.  We set aside approximately $50.5 million of restricted cash and cash equivalents from the proceeds of our Daimler Facility as collateral for our stand-by letters of credit, related to our June 30, 2008 amendment to our Credit Facility. Excluding this transaction, which merely shifted collateral from the Credit Facility to Daimler, net cash provided by investing activities would have been approximately $3.7 million, as capital expenditures were reduced to $8.4 million in the 2008 period from $39.4 million in the 2007 period, which more than offset a reduction in net proceeds from disposition of property and equipment to $12.2 million in the 2008 period from $28.0 million in the 2007 period.  Following relatively modest capital expenditures in 2007 and the first half of 2008, we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 12 to 18 months consistent with our expected tractor replacement cycle.

Net cash provided by financing activities was $53.0 million in the 2008 period compared to $1.6 million in the 2007 period.  In the 2008 period, we entered into the new Daimler Facility.  At June 30, 2008, the Company had outstanding balance sheet debt of $194.3 million, primarily consisting of $134.3 million drawn under the Daimler Facility and approximately $60.0 million from the Securitization Facility.  Interest rates on this debt range from 2.5% to 6.0%.  At June 30, we had approximately $20 million of available borrowing remaining under our Credit Facility.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during the second quarter of 2008.  At June 30, 2008, there were 1,154,100 shares still available to purchase under the guidance of this plan.  The stock repurchase plan expires June 30, 2009.

Material Debt Agreements

Credit Facility

In December 2006, the Company entered into our Credit Facility with a group of banks.  The Credit Facility matures in December 2011.  The Company signed Amendment No. 1 on August 28, 2007, which, among other revisions, modified the financial covenants to levels better aligned with the Company's expected ability to maintain compliance and granted and expanded the security interest to include, with limited exceptions, then owned revenue equipment, as well as revenue equipment acquired subsequently utilizing proceeds from the Credit Facility.  Borrowings under the Credit Facility are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases (the applicable margin was 2.250% at June 30, 2008). A commitment fee, which is adjusted quarterly between 0.175% and 0.500% per annum based on the leverage ratio is due on the daily unused portion of the Credit Facility.

On June 30, 2008, the Company signed Amendment No. 2 which, among other things, (i) amended certain defined terms used in the Credit Facility, (ii) authorized the Daimler Facility (as defined below) and released the lenders’ liens on any collateral securing the Daimler Facility, (iii) reduced the maximum borrowing limit from $190,000,000 to $81,000,000, (iv) limited the aggregate outstanding amount of revolving loans under the Credit Facility to $30 million, (iv) fixed the letter of credit sublimit under the Credit Facility at the present level of $51 million and granted a security interest in a cash collateral account of $50.5 million to secure outstanding standby letters of credit, and (v) waived, for the period commencing June 30, 2008, and ending August 29, 2008, any default or event of default that may have otherwise occurred as a result of any failure by the Company’s consolidated group of companies to comply with a leverage ratio contained in the Credit Facility.  After giving effect to Amendment No. 2, borrowings under the Credit Facility are subject to a borrowing base limit of (i) 85% of the net orderly liquidation value of any eligible revenue equipment as determined under an appraisal prepared by Taylor & Martin, Inc. (the "Appraisal"), plus (ii) 70% of the net book value of any eligible revenue equipment that is not valued in the Appraisal, plus (iii) the balance in the cash collateral account, less specified types of unsecured indebtedness, and letters of credit.  As a result of the Amendment, the Company had no borrowings outstanding under the Credit Facility on June 30, 2008 and had undrawn letters of credit outstanding of approximately $50.5 million.

The obligations of the Company under the Credit Facility continue to be guaranteed by the Company and all of the Company’s wholly-owned subsidiaries, except CRC and Volunteer.

Securitization Facility

In December 2000, the Company entered into our Securitization Facility.  On a revolving basis, the Company sells its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  CRC sells a percentage ownership in such receivables to unrelated financial entities.  On December 4, 2007, the Company and CRC entered into certain amendments to the Securitization Facility.  Among other things, the amendments to the Securitization Facility extended the scheduled commitment termination date to December 2, 2008; reduced the facility limit from $70.0 million to $60.0 million; tightened certain performance ratios required to be maintained with respect to accounts receivable including, the default ratio, the delinquency ratio, the dilution ratio, and the accounts receivable turnover ratio; and amended the master servicer event of default relating to cross-defaults on material indebtedness with the effect that such master servicer event of default may now be more readily triggered.  As a result of the amendments to the Securitization Facility, the Company can receive up to $60.0 million of proceeds, subject to eligible receivables, and pay a service fee recorded as interest expense, based on commercial paper interest rates plus an applicable margin of 0.44% per annum and a commitment fee of 0.10% per annum on the daily unused portion of the Securitization Facility.  The net proceeds under the Securitization Facility are shown as a current liability because the term, subject to annual renewals, is 364 days.  As of June 30, 2008 and December 31, 2007, the Company had $60.0 million and $48.0 million in outstanding current liabilities related to the Securitization Facility, respectively, with a weighted average interest rates of 2.5% and 5.3%, respectively.  CRC's Securitization Facility does not meet the requirements for off-balance sheet accounting; therefore, it is reflected in the consolidated condensed financial statements.

Commencing on June 30, 2008, the Company and CRC entered into an amendment to the Securitization Facility.  The sole purpose of this amendment was to waive any defaults that would have occurred under the Company’s Securitization Facility because of a certain cross-default provision contained in the Securitization Facility.  The cross-default provision is triggered by the Company’s default on any debt obligation in excess of $5 million, regardless of whether such default is waived.  Accordingly, a default under the Credit Facility, although waived as described above, necessitated a waiver under the Company’s Securitization Facility.  This waiver is effective for the period commencing June 30, 2008, and ending August 29, 2008.

The Credit Facility and Securitization Facility contain certain restrictions and covenants relating to, among other things, dividends, tangible net worth, cash flow coverage, acquisitions and dispositions, and total indebtedness.  Certain defaults under the Securitization Facility create a default under the Credit Facility, and certain defaults under the Credit Facility also create a default under the Securitization Facility.

Daimler Facility

Over the past several months, the Company evaluated alternatives to our prior financing arrangements.  The goals for the new financing included the following: minimizing the number and restrictiveness of financial covenants to give the Company more flexibility in executing our turnaround efforts, obtaining a better advance rate against certain assets to improve liquidity in view of an expectation of increased tractor purchases in late 2008 and 2009, eliminating the uncertainty surrounding renewal of the Securitization Facility in future periods, and maintaining reasonable costs.

On June 30, 2008, the Company and Covenant Asset Management, Inc., a Nevada corporation and one of the Company's subsidiaries (together with certain other subsidiaries of the Company), secured a $200,000,000 line of credit from Daimler Financial (the "Daimler Facility").  The Daimler Facility is secured by both new and used tractors and is structured as a combination of retail installment contracts and TRAC leases.  The form of the Lease Agreement utilized for each TRAC lease is attached hereto together with its amendment, as Exhibits 10.3 and 10.4, respectively.  The form of Direct Purchase Money Loan and Security Agreement utilized for each retail installment contract is attached hereto together with its amendment, as Exhibits 10.5 and 10.6, respectively.

Pricing for the Daimler Facility is at (i) the 60 month Treasury rate plus 1.97% annually in new equipment financed through the retail installment contracts, and (ii) a rate of 6% annually on all used equipment financed.  Approximately $134.3 million was reflected on our balance sheet under the Daimler Facility at June 30, 2008.  A portion of this funding was used to retire the entire $65.0 million in borrowing under the Credit Facility as well as to provide approximately $50.5 million in cash collateral to secure all of our outstanding standby letters of credit, which is classified as restricted cash and cash equivalents, a long-term asset on the Company’s consolidated condensed balance sheets.  After those uses, the Company retained approximately $2.6 million of cash.  The notes included in the Daimler funding are due in monthly installments with final maturities at various dates ranging from December 2008 to December 2011.  The Daimler Facility contains certain requirements regarding payment, insurance of collateral, and other matters, but does not have any financial or other material covenants or events of default.

Additional borrowings under the Daimler Facility are available to fund new tractors expected to be delivered in 2008 and 2009.  Actual tractor and trailer deliveries are expected to be evaluated based on freight demand, equipment pricing, available financing, the used equipment market, and other factors.  The Daimler Facility includes a commitment to fund most or all of the expected tractor purchases.  The annual interest rate on the new equipment is approximately 200 basis points over the like-term rate for U.S. Treasury Bills, and the advance rate is 100% of the tractor cost.  A leasing alternative is also available.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At June 30, 2008, we had financed approximately 732 tractors and 6,120 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments in respect of such vehicles are reflected in our condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $8.2 million in the second quarters of 2008 and 2007. Our revenue equipment rental expense was $16.2 million in the six months ending June 30, 2008 compared to $17.5 million in the six month period ending June 30, 2007.  The total amount of remaining payments under operating leases as of June 30, 2008, was approximately $88.8 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of June 30, 2008, the maximum amount of the residual value guarantees was approximately $27.4 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Assets Held For Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale.  Assets held for sale are no longer subject to depreciation and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs.  We periodically review the carrying value of these assets for possible impairment.  We expect to sell these assets within twelve months.

Accounting for Investments

Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc ("Transplace").  Transplace operates a global transportation logistics service.  In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership.  We account for our investment using the cost method of accounting, with the investment included in other assets.  We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary.  This impairment evaluation includes general economic and company-specific evaluations.  If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated condensed statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established.  As of June 30, 2008, no such charge had been recorded.  However, we have continued to assess this investment for impairment as our evaluation of the value of this investment had been steadily declining prior to the first quarter of 2007, at which time Transplace's cash flow improvements have steadied this decline.  We will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million.  The 6% interest-bearing note receivable matures January 2009, an extension of the original January 2007 maturity date.  Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

Accounting for Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values.  We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired.  Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.  Management makes estimates of fair value based upon historical experience, as well as information obtained from the management of the acquired companies.  As a result, these estimates are inherently uncertain.  Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.  In certain business combinations that are treated as a stock purchase for income tax purposes, we must record deferred taxes relating to the book versus tax basis of acquired assets and liabilities.  Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair values whereas the tax basis is carried over from the acquired company.  Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

Intangibles and Other Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires companies to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment losses being recorded as a component of income from operations in the consolidated statements of operations. During the second quarter of each year, the Company completes its annual evaluation of its goodwill for impairment.  During the second quarter of 2008, the Company determined that its carrying value did not exceed its fair value and, accordingly, no impairment loss existed. There were no indicators of impairment subsequent to this annual review that required further assessment. Other identifiable intangible assets are amortized over their estimated lives. Non-compete agreements are amortized by the straight-line method over the life of the agreements, acquired trade names are amortized by the straight-line method over the expected useful life of the trade name, acquired customer relationships are amortized by an accelerated method based on the estimated future cash inflows to be generated by such customers and deferred loan costs are amortized over the life of the loan.

In accordance with SFAS 141, SFAS 142, and EIF Issue 02-13, we continue to evaluate our intangible assets and our investment in Transplace for potential non-cash impairment charges.  Because of general industry and company-specific issues, the Company will continue to evaluate these assets for potential impairment on a quarterly basis.  Should these accounting regulations ever require a non-cash impairment to such assets, we would expect it to have little or no impact on our operations, cash position, liquidity, financial covenants, competitive position, or future cash flows.

Insurance and Other Claims

The primary claims arising against us consist of cargo liability, personal injury, property damage, workers' compensation, and employee medical expenses.  Our insurance program involves self-insurance with high-risk retention levels.  Because of our significant self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts.  We accrue the estimated cost of the uninsured portion of pending claims.  Our estimates require judgments concerning the nature and severity of the claim; historical trends; advice from third-party administrators and insurers; the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development; and the legal and other costs to settle or defend the claims.  We have significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

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

If recognized, $1.9 million of unrecognized tax benefits would impact the Company's effective tax rate as of June 30, 2008.  Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate.  In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The gross amount of interest and penalties accrued was $1.0 million as of June 30, 2008, of which $0.2 million was recognized in the six months ended June 30, 2008.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at June 30, 2008, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized.  However, there can be no assurance that we will meet our forecasts of future taxable income.

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), which identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the GAAP hierarchy.  Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP.  Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result.  The provisions of SFAS No. 162 became effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe the adoption of SFAS No. 162 will have a material impact in the consolidated condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133, and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS 161 on our consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160").  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 160 will have a material impact in the consolidated condensed financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157").  This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 157 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated condensed financial statements.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, the most significant effects of inflation have been on revenue equipment prices, the compensation paid to the drivers and fuel prices.  New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers.  The cost of fuel also has risen substantially over the past three years; although, we believe at least some of this increase reflects world events rather than underlying inflationary pressure.  We attempt to limit the effects of inflation through increases in freight rates and certain cost control efforts, and we further seek to limit the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of June 30, 2008, our entire tractor fleet has such emissions compliant engines and is experiencing approximately 2% to 4% reduced fuel economy compared with pre-2002 equipment.  In 2007, stricter regulations regarding emissions became effective.  Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations.  In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis.  As of June 30, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Facility and our Securitization Facility.  Borrowings under the Credit Facility, provided there has been no default, are based on the banks' base rate, which floats daily, or LIBOR, which accrues interest based on one, two, three, or six month LIBOR rates plus an applicable margin that is adjusted quarterly between 0.875% and 2.250% based on a consolidated leverage ratio, which is generally defined as the ratio of borrowings, letters of credit, and the present value of operating lease obligations to our earnings before interest, income taxes, depreciation, amortization, and rental payments under operating leases.  The applicable margin was 2.25% at June 30, 2008. At June 30, 2008, we had no variable borrowings outstanding under the Credit Facility. Our Securitization Facility carries a variable interest rate based on the commercial paper rate plus an applicable margin of 0.44% per annum. At June 30, 2008, borrowings of approximately $60.0 million had been drawn on the Securitization Facility.  Assuming variable rate borrowings under the Credit Facility and Securitization Facility at June 30, 2008 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $0.6 million.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures.

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

On April 16, 2008, BNSF Logistics, LLC ("BNSF"), a subsidiary of BNSF Railway, filed an amended complaint (the "Amended Complaint") in the Circuit Court of Washington County, Arkansas to name the Company and Covenant Transport Solutions ("Solutions") as defendants in a lawsuit previously filed by BNSF on December 21, 2007, against nine former employees of BNSF (the "Individuals") who, after leaving BNSF, accepted employment with Solutions.  The original complaint alleged that the Individuals misappropriated and otherwise misused BNSF's trade secrets, proprietary information, and confidential information (the "BNSF Information") with the purpose of unlawfully competing with BNSF in the transportation logistics and brokerage business, and that the Individuals interfered unlawfully with BNSF's customer relationships.  In addition to the allegations from the original complaint, the Amended Complaint alleges that the Company and Solutions acted in conspiracy with the Individuals (the Company, Solutions, and the Individuals collectively, the "Amended Defendants") to misappropriate the BNSF Information and to use it unlawfully to compete with BNSF.  The Amended Complaint also alleges that the Company and Solutions interfered with the business relationship that existed between BNSF and the Individuals and between BNSF and its customers.  BNSF seeks injunctive relief, specific performance, as well as an unspecified amount of damages against the Amended Defendants.  On April 28, 2008, the Amended Defendants filed an Answer to the Amended Complaint and intend to vigorously defend this lawsuit.  A jury trial in this matter has been set for November 3, 2008.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

ITEM 1A.
RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2007, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth in our Form 10-K, we believe that the following additional issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook:

Our revolving credit and securitization facilities and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with these covenants, restrictions, and requirements.  We are presently in default under our revolving credit and securitization facilities, subject to a waiver through August 29, 2008, and failure to obtain an extension of the waiver, and amendment, or a replacement facility could result in the acceleration of a substantial portion of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have a credit facility with a group of banks.  This Credit Facility is cross-defaulted to our accounts receivable securitization facility.   On June 30, 2008, we signed Amendment No. 2 to our Credit Facility, which among other things, (i) authorized the Daimler facility (as defined in Note 10 to our consolidated condensed financial statements contained herein), (ii) reduced the maximum borrowing limit, (iii) limited the aggregate outstanding amount of revolving loans under the Credit Facility, (iv) fixed the letter of credit sublimit under the Credit Facility at the present level of $51 million and grants a security interest in a cash collateral account to secure outstanding letters of credit, and (v) waived, for the period commencing June 30, 2008, and ending August 29, 2008, any default or event of default that may have otherwise occurred as a result of any failure by the Company.

In addition to Amendment No. 2 to the Credit Facility, we also entered into an amendment to our Securitization Facility for the purpose of waiving any defaults that would have occurred because of a certain cross-default provision contained in the Securitization Facility.  The cross-default provision is triggered by the Company's default on any debt obligation in excess of $5 million, regardless of whether such default is waived.  Accordingly, a default under the Credit Facility, although waived as described above, necessitated a waiver under the Company's Securitization Facility.  The waiver is effective for the period commencing June 30, 2008, and ending August 29, 2008.

We are in the process of seeking alternatives for replacing or amending our Credit Facility and our Securitization Facility, as well as for obtaining separate financing of certain of our terminal locations.  Although we believe we have sufficient assets to collateralize financing that is adequate to meet our current and projected needs, both for the next twelve months and on a longer term basis, the current credit market and our financial results for the past several quarters, are making the process of obtaining such financing time-consuming and difficult.  Moreover, we note that the defaults under our Credit Facility and Securitization Facility have been waived only through August 29, 2008, as we attempt to replace, or renegotiate the terms of, those facilities.  Our view concerning our liquidity is premised on the timely replacement or amendment of such facilities on acceptable terms, as well as improvements in our results of operations in the second half of 2008, compared with the same period of 2007.  If we fail to obtain replacement financing, amendments of our Credit Facility and Securitization Facility, or extensions of the current waivers under such facilities, our bank group could cease making further advances, declare our debt to be immediately due and payable, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their security, or impose significant fees and transaction costs.  If acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, it may not be available on acceptable terms.  As a result, failure to achieve a replacement facility, an amendment, or further waivers could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Covenant Transportation Group, Inc., was held on May 14, 2008, for the purpose of electing five directors for one-year terms.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to the Board's proposal.  Each of the nominees for director as listed in the Definitive Proxy Statement filed with the SEC on April 15, 2008 (File No. 000-24960) was elected.

The voting tabulation on the election of directors was as follows:

	Votes "FOR"	Votes "AGAINST"	ABSTENTIONS	BROKER NON-VOTES
David R. Parker	15,193,859	—	560,470	—
William T. Alt	14,854,189	—	900,140	—
Robert E. Bosworth	14,824,535	—	929,794	—
Bradley A. Moline	15,018,635	—	735,694	—
Niel B. Nielson	15,204,903	—	549,426	—

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(1)	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(1)	Amended and Restated Bylaws dated December 6, 2007
10.1	#
Amendment No. 2, Consent and Limited Waiver to Second Amended and Restated Credit Agreement dated June 30, 2008, among Covenant Asset Management, Inc., Covenant Transportation Group, Inc., Bank of America, N.A., and each financial institution which is a party to the Credit Agreement Amendment

10.2	#
Limited Waiver to Loan Agreement for the period commencing June 30, 2008, and ending on August 29, 2008, among Three Pillars Funding LLC (f/k/a Three Pillars Funding Corporation), SunTrust Robinson Humphrey, Inc. (f/k/a/ SunTrust Capital Markets, Inc.), CVTI Receivables Corp., and Covenant Transportation Group, Inc.

10.3	#	Form of Lease Agreement used in connection with Daimler Facility.
10.4	#	Amendment to Lease Agreement (Open End)
10.5	#	Form of Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility.
10.6	#	Amendment to Direct Purchase Money Loan and Security Agreement
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer

References:
(1)	Incorporated by reference to Form 10-K, filed March 17, 2008 (SEC Commission File No. 000-24960).
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: August 11, 2008	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer
in his capacity as such and on behalf of the issuer.