Form 10-Q
period 2008-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2008-11-10
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 6, 2008).

   Class A Common Stock, $.01 par value: 11,699,182 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1 - FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2008 (unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$6,166	$4,500
Accounts receivable, net of allowance of $1,237 in 2008 and $1,537 in 2007	92,341	79,207
Drivers' advances and other receivables, net of allowance of $2,775 in 2008 and $2,706 in 2007	7,145	5,479
Inventory and supplies	4,286	4,102
Prepaid expenses	11,407	7,030
Assets held for sale	15,016	10,448
Deferred income taxes	22,934	18,484
Income taxes receivable	10,330	7,500
Total current assets	169,625	136,750

Property and equipment, at cost	350,345	350,158
Less accumulated depreciation and amortization	(118,510)	(102,628)
Net property and equipment	231,835	247,530

Goodwill	36,210	36,210
Other assets, net	18,952	19,304
Total assets	$456,622	$439,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$-	$47,964
Checks outstanding in excess of bank balances	3,143	4,572
Current maturities of acquisition obligation	333	333
Current maturities of long-term debt	63,175	2,335
Accounts payable and accrued expenses	44,202	35,029
Current portion of insurance and claims accrual	16,119	19,827
Total current liabilities	126,972	110,060

Long-term debt	92,997	86,467
Insurance and claims accrual, net of current portion	12,717	10,810
Deferred income taxes	63,289	57,902
Other long-term liabilities	1,948	2,289
Total liabilities	297,923	267,528

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 11,699,182 and 11,676,298 shares outstanding as of September 30, 2008, and December 31, 2007, respectively	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	91,985	92,238
Treasury stock at cost; 1,769,908 and 1,792,792 shares as of September 30, 2008, and December 31, 2007, respectively	(21,006)	(21,278)
Retained earnings	87,561	101,147
Total stockholders' equity	158,699	172,266
Total liabilities and stockholders' equity	$456,622	$439,794

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)

	2008	2007	2008	2007

Revenue:
Freight revenue	$162,901	$148,531	$471,947	$443,105
Fuel surcharge revenue	49,644	27,256	130,997	76,519
Total revenue	$212,545	$175,787	$602,944	$519,624

Operating expenses:
Salaries, wages, and related expenses	65,830	65,649	199,446	202,220
Fuel expense	74,902	52,687	217,092	150,812
Operations and maintenance	11,420	10,890	32,874	30,890
Revenue equipment rentals and purchased transportation	24,925	15,406	68,543	46,718
Operating taxes and licenses	3,273	3,451	10,024	10,862
Insurance and claims	11,970	8,368	25,921	29,130
Communications and utilities	1,657	1,748	5,074	5,715
General supplies and expenses	6,625	5,801	19,068	17,321
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets	12,663	13,955	35,472	41,940
Total operating expenses	213,265	177,955	613,514	535,608
Operating loss	(720)	(2,168)	(10,570)	(15,984)
Other (income) expenses:
Interest expense	2,914	2,917	7,395	8,924
Interest income	(218)	(129)	(372)	(354)
Loss on early extinguishment of debt	726	-	726	-
Other	(56)	(34)	(120)	(150)
Other expenses, net	3,366	2,754	7,629	8,420
Loss before income taxes	(4,086)	(4,922)	(18,199)	(24,404)
Income tax benefit	(670)	(1,347)	(4,613)	(7,502)
Net loss	$(3,416)	$(3,575)	$(13,586)	$(16,902)

Loss per share:
Basic and diluted loss per share:	$(0.24)	$(0.25)	$(0.97)	$(1.21)

Basic weighted average common shares outstanding	14,049	14,026	14,035	14,016

Diluted weighted average common shares outstanding	14,059	14,026	14,041	14,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited and in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Loss
	Class A	Class B

Balances at December 31, 2007	$135	$24	$92,238	$(21,278)	$101,147	$172,266

Reversal of previously recognized SFAS No. 123R stock-based employee compensation cost	-	-	(224)	-	-	(224)

SFAS No. 123R stock-based employee compensation cost	-	-	143	-	-	143

Issuance of restricted stock to non employee directors from treasury stock	-	-	(172)	272	-	100

Net loss	-	-	-	-	(13,586)	(13,586)	(13,586)

Comprehensive loss for nine months ended September 30, 2008							$(13,586)

Balances at September 30, 2008	$135	$24	$91,985	$(21,006)	$87,561	$158,699

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)

	Nine months ended September 30, (unaudited)
	2008	2007
Cash flows from operating activities:
Net loss	$(13,586)	$(16,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	660	664
Loss on early extinguishment of debt	726	-
Depreciation and amortization, including impairment charge	35,122	39,809
Amortization of deferred financing fees	247	201
Deferred income taxes (benefit)	5,358	(2,301)
Non cash stock compensation expense, net	20	489
Loss on disposition of property and equipment	350	2,131
Changes in operating assets and liabilities:
Receivables and advances	(22,673)	(3,744)
Prepaid expenses and other assets	(4,243)	1,595
Inventory and supplies	(141)	1,023
Insurance and claims accrual	(1,802)	(5,890)
Accounts payable and accrued expenses	8,338	1,070
Net cash flows provided by operating activities	8,376	18,145

Cash flows from investing activities:
Acquisition of property and equipment	(43,579)	(51,328)
Proceeds from disposition of property and equipment	20,498	42,770
Payment of acquisition obligation	(250)	(250)
Net cash flows used in investing activities	(23,331)	(8,808)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(1,429)	(1,036)
Proceeds from issuance of debt	197,654	48,361
Repayments of debt	(178,020)	(57,000)
Debt refinancing costs	(1,584)	(697)
Net cash provided by (used in) financing activities	16,621	(10,372)

Net change in cash and cash equivalents	1,666	(1,035)

Cash and cash equivalents at beginning of period	4,500	5,407

Cash and cash equivalents at end of period	$6,166	$4,372

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The consolidated condensed financial statements include the accounts of Covenant Transportation Group, Inc., a Nevada holding company, and its wholly owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly owned subsidiaries.  Covenant.com, and CIP, Inc., both which were Nevada corporations, were dissolved in January 2008. In July 2008, we formed a new subsidiary, CTG Leasing Company, a Nevada corporation ("CTGL").  In September 2008, CVTI Receivables Corp. ("CRC") ceased to exist by virtue of its merger with and into Covenant Transportation Group, Inc., with the Company as the surviving entity.  All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2007 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date.  These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.   Liquidity

As discussed in Note 10, we have an $85.0 million revolving credit facility with a group of banks under which we had approximately $50.4 million in letters of credit and $4.8 million of borrowings outstanding as of September 30, 2008. The Credit Agreement (as defined in Note 10) contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and total indebtedness.

Note 3.   Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive loss for the three and nine month periods ended September 30, 2008 and 2007 equaled net loss.

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

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic earnings per share "EPS" and diluted EPS.  Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The calculation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(3,416)	$(3,575)	$(13,586)	$(16,902)
Denominator:
Denominator for basic earnings per share – weighted- average shares	14,049	14,026	14,035	14,016
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	10	-	6	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,059	14,026	14,041	14,016
Net loss per share:
Basic and diluted loss per share:	$(0.24)	$(0.25)	$(0.97)	$(1.21)

Note 6.	Share-Based Compensation

The Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan") permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments.  The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available.  At September 30, 2008, 53,204 of these 1,000,000 shares were available for award under the 2006 Plan.  No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock.  No awards may be made under the 2006 Plan after May 23, 2016.  To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method.  Under this method, compensation cost is recognized on our financial statements after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures.  Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for each of the three months ended September 30, 2008 and 2007 of approximately $143,000 and $111,000, respectively, and for the nine months ended September 30, 2008 and 2007 of approximately $19,000 and $489,000, respectively.  The $19,000 net expense recorded in the nine months ended September 30, 2008, resulted from the reversal of $224,000 of previously recorded stock compensation expense related to prior years' performance-based restricted stock and stock option issuances for which the Company now considers it improbable of meeting the required performance-based criteria for the potential future vesting of such securities.

The following tables summarize our stock option activity for the nine months ended September 30, 2008:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,205	$13.33	64 months	$-
Options granted	-	-
Options exercised	-	-
Options forfeited	(10)	$8.31
Options expired	(73)	$13.21
Outstanding at end of period	1,122	$13.38	57 months	$-

Exercisable at end of period	1,004	$13.89	52 months	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant.  No options were granted during the nine months ended September 30, 2008.

The expected lives of the options are based on the historical and expected future employee exercise behavior.  Expected volatility is based upon the historical volatility of the Company's common stock.  The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

In all periods prior to September 30, 2008, the Company utilized performance-based restricted stock awards whose vesting is contingent upon meeting certain earnings-per-share targets selected by the Compensation Committee.  Determining the appropriate amount to expense is based on likelihood of achievement of the stated targets and requires judgment, including forecasting future financial results.  This estimate is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate.  The cumulative impact of any revision is reflected in the period of change.

The following tables summarize the Company's restricted stock award activity for the nine months ended September 30, 2008:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2008	500,584	$12.21
Granted	258,320	$3.51
Vested	-	-
Forfeited	(920)	$11.50
Unvested at September 30, 2008	757,984	$9.24

In July 2008, the Company issued 258,320 shares of restricted stock to certain employees, which are only subject to time vesting provisions.  The market value of these shares on the date of issuance was $3.51 per share.  The amount is being amortized using the straight-line method over the vesting period from the date of issuance as additional compensation expense.  As of September 30, 2008, the Company had approximately $762,000 of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately twenty-one months.  All restricted shares awarded to executives and other key employees pursuant to the 2006 Plan have voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

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

If recognized, $1.9 million of unrecognized tax benefits would impact the Company's effective tax rate as of September 30, 2008.  Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate.  In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The gross amount of interest and penalties accrued was $1.0 million as of September 30, 2008, of which $0.2 million was recognized in the nine months ended September 30, 2008.

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

Note 8.    Derivative Instruments

The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices.  Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results.  The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.  At September 30, 2008, there were no outstanding derivatives.

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

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related selling costs or fair market value less selling costs. The Company periodically reviews the carrying value of these assets for possible impairment. During the third quarter of 2008, we recorded a $1.2 million asset impairment charge to write down the carrying values of idle tractors and trailers held for sale due to the soft market for used equipment.

Note 10. Securitization Facility and Long-Term Debt

Current and long-term debt consisted of the following at September 30, 2008, and December 31, 2007:

(in thousands)	September 30, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$4,831	$-	$75,000
Revenue equipment installment notes; weighted average interest rate of 6.0% and 5.65% at September 30, 2008, and December 31, 2007, respectively, due in monthly installments with final maturities at various dates ranging from December 2008 to December 2011, secured by related revenue equipment	63,175	88,166	2,335	11,467
Securitization Facility	-	-	47,964	-
Total debt	$63,175	$92,997	$50,299	$86,467

In September 2008, Covenant Transport, Inc., a Tennessee corporation ("CTI"), CTGL, Covenant Asset Management, Inc., a Nevada corporation ("CAM"), Southern Refrigerated Transport, Inc., an Arkansas corporation ("SRT"), Covenant Transport Solutions, Inc., a Nevada corporation ("Covenant Transport Solutions"), Star Transportation, Inc., a Tennessee corporation ("Star"; and collectively with CTI, CTGL, CAM, SRT, and Covenant Transport Solutions, the "Borrowers"; and each of which is a direct or indirect wholly-owned subsidiary of Covenant Transportation Group, Inc.), and Covenant Transportation Group, Inc. entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation ("Textron"; and collectively with the Agent, and JPM, the "Lenders") that matures September 2011 (the "Credit Agreement").

The Credit Agreement is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Borrowers to request an increase in the revolving credit facility of up to $50.0 million. Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans". Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin that is adjusted quarterly between 0.625% and 1.375% based on average pricing availability.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.125% and 2.875% based on average pricing availability. The applicable margin was 2.125% at September 30, 2008. The Credit Agreement includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Agreement from time to time. An unused line fee that is adjusted quarterly between 0.25%

and 0.375% is applied to the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Agreement exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Agreement. The obligations of the Borrowers under the Credit Agreement are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Borrowers' assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through the Company's $200.0 million line of credit from Daimler Truck Financial.

Borrowings under the Credit Agreement are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Agreement, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate. The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment. The Credit Agreement contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant will be in effect starting on October 31, 2008.  As a result of the Credit Agreement, the Company had $4.8 million in borrowings outstanding under the Credit Agreement as of September 30, 2008, and had undrawn letters of credit outstanding of approximately $50.4 million.  At December 31, 2007, the Company had undrawn letters of credit outstanding of approximately $62.5 million

The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the Lenders' commitments may be terminated. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and total indebtedness.

The Company previously entered into a securitization facility in December of 2000 (the "Securitization Facility") whereby, on a revolving basis, the Company had sold its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  Contemporaneously with the funding of the Credit Agreement discussed above, the Company, using a portion of the proceeds from the Credit Agreement, paid off the obligations of CRC under the Securitization Facility and terminated the Securitization Facility.

On June 30, 2008, the Company secured a $200.0 million line of credit from Daimler Financial (the "Daimler Facility").  The Daimler Facility is secured by both new and used tractors and is structured as a combination of retail installment contracts and TRAC leases.

Pricing for the Daimler Facility is at (i) current fair value fixed annual rates for new equipment financed through the retail installment contracts on the date that the notes are drawn and (ii) a rate of 6% annually on used equipment financed on June 30, 2008.  Approximately $151.3 million was reflected on our balance sheet under the Daimler Facility at September 30, 2008.   The notes included in the Daimler funding are due in monthly installments with final maturities at various dates ranging from December 2008 to December 2011.  The Daimler Facility contains certain requirements regarding payment, insurance of collateral, and other matters, but does not have any financial or other material covenants or events of default.

Additional borrowings under the Daimler Facility are available to fund new tractors expected to be delivered in 2008 and 2009.  Following relatively modest capital expenditures in 2007 and in the first half of 2008, we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 12 to 15 months consistent with our expected tractor replacement cycle.  The Daimler Facility includes a commitment to fund most or all of the expected tractor purchases.  The annual interest rate on the new equipment is approximately 200 basis points over the like-term rate for U.S. Treasury Bills, and the advance rate is 100% of the tractor cost.  A leasing alternative is also available.

Note 11. Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("SFAS No. 157-1").  SFAS No. 157-1 amends the scope of FASB Statement No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  SFAS No. 157-1 is effective on initial adoption of FASB Statement No. 157.  The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or SFAS No. 141R (as defined below), regardless of whether those assets and liabilities are related to leases.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS No. 133, to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance, and cash flows.  The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated condensed financial statements.

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

On April 16, 2008, BNSF Logistics, LLC ("BNSF"), a subsidiary of BNSF Railway, filed an amended complaint (the "Amended Complaint") in the Circuit Court of Washington County, Arkansas to name the Company and Covenant Transport Solutions as defendants in a lawsuit previously filed by BNSF on December 21, 2007, against nine former employees of BNSF (the "Individuals") who, after leaving BNSF, accepted employment with Covenant Transport Solutions.  The original complaint alleged that the Individuals misappropriated and otherwise misused BNSF's trade secrets, proprietary information, and confidential information (the "BNSF Information") with the purpose of unlawfully competing with BNSF in the transportation logistics and brokerage business, and that the Individuals interfered unlawfully with BNSF's customer relationships.  In addition to the allegations from the original complaint, the Amended Complaint alleges that the Company and Covenant Transport Solutions acted in conspiracy with the Individuals (the Company, Covenant Transport Solutions, and the Individuals collectively, the "Amended Defendants") to misappropriate the BNSF Information and to use it unlawfully to compete with BNSF.  The Amended Complaint also alleges that the Company and Covenant Transport Solutions interfered with the business relationship that existed between BNSF and the Individuals and between BNSF and its customers.  BNSF seeks injunctive relief, specific performance, as well as an unspecified amount of damages against the Amended Defendants.  On April 28, 2008, the Amended Defendants filed an Answer to the Amended Complaint.  The jury trial in this matter, previously set for November 3, 2008, has been continued indefinitely, and the parties are currently engaged in settlement negotiations. We anticipate reaching an informal resolution to this matter and that any such resolution will not have a materially adverse effect on the Company.

Financial risks that potentially subject the Company to concentrations of credit risk consist of deposits in banks in excess of the Federal Deposit Insurance Corporation limits.  The Company's sales are generally made on account without collateral.  Repayment terms vary based on certain conditions.  The Company maintains reserves which it believes are adequate to provide for potential credit losses.  The majority of its customer base spans the United States.  The Company monitors these risks and believes the risk of incurring material losses is remote.

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

For the nine months ended September 30, 2008, total revenue increased $83.3 million, or 16.0%, to $602.9 million from $519.6 million in the 2007 period.  Freight revenue, which excludes revenue from fuel surcharges, increased $28.8 million, or 6.5%, to $471.9 million in the 2008 period from $443.1 million in the 2007 period.  We experienced a net loss of $13.6 million, or $0.97 per share, for the first nine months of 2008, compared with a net loss of $16.9 million, or $1.21 per share, for the first nine months of 2007.

For the nine months ended September 30, 2008, our net margin (net income as a percentage of freight revenue) improved to (2.9%) from (3.8%) for the 2007 period.  During the 2008 period, we incurred certain expenses we deemed to be "infrequent."  These expenses included $726,000 ($.03 per share) relating to amendment and partial extinguishment of our revolving credit facility, and $3.6 million ($.16 per share) relating to a small number of severe accidents during the third quarter.  During the 2007 period we also incurred certain expenses deemed to be "infrequent."  These expenses included $5.2 million ($.26 per share) relating to additional insurance claims accruals, resulting from prior period claims, and $1.7 million ($.07 per share) relating to an impairment charge on disposition of corporate aircraft.  In addition to "infrequent" items, the largest difference between the 2008 period and the 2007 period was the significant increase in fuel prices.  During the 2008 period, the national average fuel price reported by the U.S. Department of Energy ("DOE") was $4.08 per gallon compared with $2.75 per gallon for the 2007 period.  The increase in fuel prices, net of fuel surcharge recoveries and fuel efficiency measures in both periods, cost us approximately $12.5 million pre-tax or ($0.55 per share) compared with the 2007 period.  As explained below, excluding fuel expense and infrequent items, the improvement relates primarily to improved asset productivity and lower controllable expenses.

For the nine months ended September 30, 2008, average freight revenue per tractor per week, our primary measure of asset productivity, increased 4.1%, to $3,168 in the first nine months of 2008 compared to $3,043 in the same period of 2007.  The increase was primarily generated by a 4.0% increase in average miles per tractor due to an increase in the percentage of our fleet operated by two-person driver teams.  We continued to constrain the size of our tractor fleet to achieve greater fleet utilization and attempt to improve profitability.  Weighted average tractors decreased 4.7% to 3,481 in the 2008 period from 3,651 in the 2007 period.

For the three months ended September 30, 2008, results of each operating subsidiary included the following, as compared to the results achieved for the three months ended September 30, 2007:

●
Covenant expedited long haul, dedicated and regional solo-driver service.  We decreased the average fleet size by approximately 5%. We increased the number of team drivers within this fleet from the 2007 period, averaging approximately 200 more teams during the 2008 period as compared to the 2007 period.  As a result of increasing the percentage of teams in our fleet, average freight revenue per truck per week increased by 9.8%, with average freight revenue per total mile up approximately 2.5% and miles per truck up approximately 7.1%.  We have stopped adding to our number of teams for the present to evaluate demand.  Our dedicated operations declined by approximately 36 trucks, as we did not renew contracts unless the terms generated an acceptable margin.

●
SRT Refrigerated service.  At SRT, profitability has improved compared with the third quarter of 2007, due to significant improvements in revenue per tractor per week and fuel expense as SRT reduced the percentage of its freight obtained from freight brokers and improved its utilization of the Covenant refrigerated trailers previously integrated into its operations.  We decreased the average fleet size by approximately 3%.  Average freight revenue per truck per week increased by 4.5%, with average freight revenue per total mile up 2.5% and miles per truck up approximately 1.9%.  We expect to increase the size of SRT's fleet by approximately 50 trucks (7%) over the next several months partially in response to opportunities in the regional refrigerated freight market.  The increased fleet size at SRT could negatively impact average freight revenue per tractor in the short term.

●
Star regional solo-driver service.  We decreased the average fleet size by approximately 7%. Average freight revenue per truck per week decreased by approximately 7.2%, with average freight revenue per total mile decreasing 4.5% and miles per truck increasing 2.8%.  Star has remained relatively constant in terms of operating margin as compared with the second quarter of 2008, as lower fuel prices were offset by continued soft freight demand in the southeastern United States, where Star's lanes are concentrated.  Lack of demand has resulted in continued rate pressure, a high percentage of unloaded miles, and lower fuel surcharge collection, related in part, to Star's reliance on brokered freight.  We expect to further decrease the size of Star's fleet during the fourth quarter of 2008 and first quarter of 2009.

●
Covenant Transport Solutions' brokerage freight service.  Covenant Transport Solutions has continued to grow through the addition of agents, who are paid a commission for each load of freight they provide, and the addition of employee-led "company stores."  The number of loads increased to 7,135 in the third quarter of 2008 from 2,580 loads in the third quarter of 2007.  Average revenue per load also increased 32% to $2,336 in the third quarter of 2008 from $1,773 per load in the third quarter of 2007, primarily due to an increase in fuel surcharge collection, much of which is passed on to the third party carriers.  The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our service offerings.  However, we expect our rate of growth will not continue at the current pace in the near term, as gross margin percentages are being reduced in the current difficult economic environment and the addition of new agents and company stores is expected to be offset by the elimination of specific existing underperforming agents and company stores in the fourth quarter of 2008.

At September 30, 2008, we had $158.7 million in stockholders' equity and $156.2 million in balance sheet debt, net of cash collateral, for a total debt-to-capitalization ratio of 49.6% and a tangible book value of $8.51 per share.

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

Expenses and Profitability

The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor and third party carrier costs, which we record as purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed cost is the acquisition and financing of long-term assets, primarily revenue equipment and operating terminals. In addition, we have other mostly fixed costs, such as certain non-driver personnel expenses.

Revenue Equipment

At September 30, 2008, we operated approximately 3,412 tractors and 8,209 trailers.  Of such tractors, approximately 2,685 were owned, 647 were financed under operating leases, and 80 were provided by independent contractors, who own and drive their own tractors.  Of such trailers, approximately 2,209 were owned and approximately 6,000 were financed under operating leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three years for tractors and five to seven years for trailers.  At September 30, 2008, our fleet had an average tractor age of 2.1 years and an average trailer age of 4.0 years.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended September 30,			Three months ended September 30,
	2008	2007		2008	2007
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	31.0%	37.3%	Salaries, wages, and related expenses	40.4%	44.2%
Fuel expense	35.2%	30.0%	Fuel expense (1)	15.5%	17.1%
Operations and maintenance	5.4%	6.2%	Operations and maintenance	7.0%	7.3%
Revenue equipment rentals and purchased transportation	11.7%	8.8%	Revenue equipment rentals and purchased transportation	15.3%	10.4%
Operating taxes and licenses	1.5%	1.9%	Operating taxes and licenses	2.0%	2.4%
Insurance and claims	5.6%	4.8%	Insurance and claims	7.3%	5.6%
Communications and utilities	0.8%	1.0%	Communications and utilities	1.0%	1.2%
General supplies and expenses	3.1%	3.3%	General supplies and expenses	4.1%	3.9%
Depreciation and amortization	6.0%	7.9%	Depreciation and amortization	7.8%	9.4%
Total operating expenses	100.3%	101.2%	Total operating expenses	100.4%	101.5%
Operating loss	(0.3)%	(1.2)%	Operating loss	(0.4)%	(1.5)%
Other expense, net	1.6%	1.6%	Other expense, net	2.1%	1.8%
Loss before income taxes	(1.9)%	(2.8)%	Loss before income taxes	(2.5)%	(3.3)%
Income tax benefit	0.3%	(0.8)%	Income tax benefit	0.4%	(0.9)%
Net loss	(1.6)%	(2.0)%	Net loss	(2.1)%	(2.4)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($49.6 million and $27.3 million in the three months ended September 30, 2008 and 2007, respectively).

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Nine months ended September 30,			Nine months ended September 30,
	2008	2007		2008	2007
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	33.1%	38.9%	Salaries, wages, and related expenses	42.3%	45.6%
Fuel expense	36.0%	29.0%	Fuel expense (1)	18.2%	16.8%
Operations and maintenance	5.5%	6.0%	Operations and maintenance	7.0%	7.0%
Revenue equipment rentals and purchased transportation	11.4%	9.0%	Revenue equipment rentals and purchased transportation	14.5%	10.4%
Operating taxes and licenses	1.7%	2.1%	Operating taxes and licenses	2.1%	2.5%
Insurance and claims	4.3%	5.6%	Insurance and claims	5.5%	6.6%
Communications and utilities	0.8%	1.1%	Communications and utilities	1.1%	1.3%
General supplies and expenses	3.1%	3.3%	General supplies and expenses	4.0%	3.9%
Depreciation and amortization	5.9%	8.1%	Depreciation and amortization	7.5%	9.5%
Total operating expenses	101.8%	103.1%	Total operating expenses	102.2%	103.6%
Operating loss	(1.8)%	(3.1)%	Operating loss	(2.2)%	(3.6)%
Other expense, net	1.3%	1.6%	Other expense, net	1.7%	1.9%
Loss before income taxes	(3.1)%	(4.7)%	Loss before income taxes	(3.9)%	(5.5)%
Income tax benefit	(0.8)%	(1.4)%	Income tax benefit	(1.0)%	(1.7)%
Net loss	(2.3)%	(3.3)%	Net loss	(2.9)%	(3.8)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($131.0 million and $76.5 million in the nine months ended September 30, 2008 and 2007, respectively).

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THREE MONTHS ENDED SEPTEMBER 30, 2007

For the quarter ended September 30, 2008, total revenue increased $36.8 million, or 20.9%, to $212.5 million from $175.8 million in the 2007 period.  Total revenue includes $49.6 million and $27.3 million of fuel surcharge revenue in the 2008 and 2007 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharges) increased $14.4 million, or 9.7%, to $162.9 million in the three months ended September 30, 2008, from $148.5 million in the same period of 2007.  Average freight revenue per tractor per week, our primary measure of asset productivity, increased 6.5%, to $3,252 in the quarter ended September 30, 2008, from $3,054 in the same period of 2007.  The increase was primarily attributed to: (i) a 1.5% increase in our average freight revenue per total mile, (ii) $12.1 million of revenue growth from our subsidiary, Covenant Transport Solutions, and (iii) a 4.9% increase in average miles per tractor.  The increase in average miles per tractor was due in part to an increase in the percentage of our fleet operated by two-person driver teams.

Despite certain improvements during the third quarter, the freight environment remains weak and appears to be deteriorating on a seasonally adjusted basis.  The lackluster freight environment and high fuel prices continued to impact every subsidiary, as results continued to be affected by weak demand, particularly in the Southeast, in the automobile, housing, and manufacturing markets.  We continued to constrain the size of our tractor fleet to achieve greater fleet utilization and attempt to improve profitability.  Weighted average tractors decreased 4.6% to 3,421 in the 2008 period from 3,586 in the 2007 period.  We expect the number of tractors in our fleet to continue to decrease at least through the first quarter of 2009.

Covenant Transport Solutions, our non-asset based freight brokerage subsidiary, is expected to continue to grow rapidly, although near-term growth may slow somewhat due to a slower economy and internal evaluation of the effectiveness of specific agent and company store locations.  Our expense categories as a percentage of freight revenue were affected by the rapid growth of Covenant Transport Solutions.  This tended to reduce most expenses as a percentage of freight revenue, while increasing purchased transportation expense.

Salaries, wages, and related expenses increased $0.2 million, or 0.3%, to $65.8 million in the 2008 period, from $65.6 million in the 2007 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.4% in the 2008 period, from 44.2% in the 2007 period, primarily due to an increase in revenue from our brokerage operations.  Driver pay decreased $0.4 million to $46.5 million in the 2008 period, from $46.9 million in the 2007 period and was more than offset by increases in our non driver employee payroll expense and an increase in employee benefits expense.  Our payroll expense for employees, other than over-the-road drivers, increased $0.4 million to $12.2 million from $11.8 million and our employee benefits expense increased $0.2 million to $7.2 million from $7.0 million mostly related to group health expenses.

Fuel expense, net of fuel surcharge revenue of $49.6 million in the 2008 period and $27.3 million in the 2007 period, decreased $0.2 million, or 0.7%, to $25.3 million in the 2008 period, from $25.4 million in the 2007 period. As a percentage of freight revenue, net fuel expense decreased to 15.5% in the 2008 period from 17.1% in the 2007 period.  Based on the decrease in fuel costs during October 2008, we expect our net fuel expense per mile to continue to decrease in the fourth quarter of 2008.

The Company receives a fuel surcharge on its loaded miles from most shippers.  However, this does not cover the entire cost of high fuel prices for several reasons, including the following:  surcharges cover only loaded miles, not the approximately 10% of non-revenue miles we operate; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  In addition, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment.  In times of decreasing fuel prices, the lag time causes additional recovery.  Lag time was a factor to additional recovery during the third quarter of 2008, as fuel prices decreased rapidly during the quarter.

The Company has established several initiatives to combat the high cost of fuel.  The Company has invested in auxiliary power units for a percentage of its fleet and is evaluating the payback on additional units where idle time is already lower. The Company has also reduced the maximum speed of many of its trucks, implemented strict idling guidelines for its drivers, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include a minimum combined rate and assumed fuel surcharge component.  This combination of initiatives contributed to a significant improvement in fleetwide average fuel mileage.  At the same time, the Company is approaching shippers with less compensatory overall freight rate and fuel surcharge programs to explain the need for relief if the Company is to continue hauling that shipper's freight.  Our continued focus on improving fuel surcharge recovery, decreasing non-revenue miles, executing our initiatives to reduce fuel consumption, and improving bulk purchasing of fuel, along with a drop in diesel fuel prices during the third quarter, returned our cost per mile in the 2008 quarter to approximately the same level as the 2007 quarter.  Despite these efforts, however, fuel expense is expected to remain a major concern for the foreseeable future.  Fuel costs may continue to be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $0.5 million to $11.4 million in the 2008 period from $10.9 million in the 2007 period. The increase resulted from increased tractor maintenance costs, as well as increased tire expense associated with a somewhat older average fleet age and the associated tire replacement cycle.  As a percentage of freight revenue, operations and maintenance decreased to 7.0% in the 2008 period from 7.3% in the 2007 period, primarily due to an increase in revenue from brokerage operations.

Revenue equipment rentals and purchased transportation increased $9.5 million, or 61.8%, to $24.9 million in the 2008 period, from $15.4 million in the 2007 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 15.3% in the 2008 period from 10.4% in the 2007 period.  Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $14.0 million in the 2008 period, compared to $3.6 million in the 2007 period.  Tractor and trailer equipment rental and other related expenses remained relatively constant at $7.7 million and $7.5 million in the 2008 and 2007 periods, respectively.  We had financed approximately 647 tractors and 6,000 trailers under operating leases at September 30, 2008, compared with 529 tractors and 6,720 trailers under operating leases at September 30, 2007.  Payments to independent contractors decreased $1.0 million, or 22.5%, to $3.3 million in the 2008 period from $4.2 million in the 2007 period, mainly due to a decrease in the independent contractor fleet.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Covenant Transport Solutions, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.

Operating taxes and licenses decreased $0.2 million, or 5.2%, to $3.3 million in the 2008 period from $3.5 million in the 2007 period. As a percentage of freight revenue, operating taxes and licenses decreased to 2.0% in the 2008 period from 2.4% in the 2007 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.6 million, or 43.0%, to approximately $12.0 million in the 2008 period from approximately $8.4 million in the 2007 period.  As a percentage of freight revenue, insurance and claims increased to 7.3% in the 2008 period from 5.6% in the 2007 period.  The increase as a percentage of revenue was attributable to a small number of severe accidents that resulted in a negative quarter-over-quarter impact of approximately $3.6 million pretax, or $.16 per share.  Despite these accidents, U.S. Department of Transportation ("DOT") reportable accidents dropped to the lowest level per million miles since 2000, giving us the best overall safety performance in at least eight years (based on DOT reportable accidents per million miles).

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

Communications and utilities expense remained constant at $1.7 million in the 2008 and 2007 periods.  As a percentage of freight revenue, communications and utilities decreased to 1.0% in the 2008 period from 1.2% in the 2007 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $0.8 million to $6.6 million in the 2008 period from $5.8 million in the 2007 period.  As a percentage of freight revenue, general supplies and expenses increased to 4.1% in the 2008 period from 3.9% in the 2007 period.  The increase was primarily due to increased sales agent commissions, from our growing brokerage subsidiary, which increased $0.7 million to $1.0 million in 2008, compared to $0.3 million in 2007.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.3 million, or 9.3%, to $12.7 million in the 2008 period from $14.0 million in the 2007 period.  As a percentage of freight revenue, depreciation and amortization decreased to 7.8% in the 2008 period from 9.4% in the 2007 period.  The decrease was primarily the result of our efforts to eliminate excess equipment and terminals over the past year.  We have reduced the fleet by approximately 150 tractors and 540 trailers, while increasing freight revenue from operations.

During the third quarter of 2008, we recorded a $1.2 million asset impairment charge to write down the carrying values of idle tractors and trailers held for sale due to the soft market for used equipment.  However, this was partially offset by incurring a loss on sale of equipment of $0.3 million in the third quarter of 2008 as compared with the loss on sale of equipment of approximately $1.2 million in the third quarter of 2007.  We saw the price of used tractors and trailers fall this quarter, as compared to the same quarter of 2007.  We believe this resulted primarily from a build up in inventory of used trucks resulting from failures of trucking companies during 2008, lack of available credit for many borrowers, and less demand for equipment resulting from the expectation of an economic recession that will decrease demand for trucking capacity in the coming quarters.

In accordance with SFAS No. 141R, SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), and Emerging Issues Task Force ("EITF") Issue 02-13, we continue to evaluate our intangible assets and our investment in Transplace (as defined below) for potential non-cash impairment charges.  Because of general industry and company-specific issues, the Company will continue to evaluate these assets for potential impairment on a quarterly basis.  Should these accounting regulations ever require a non-cash impairment to such assets, we would expect it to have little or no impact on our operations, cash position, liquidity, financial covenants, competitive position, or future cash flows.

The other expense category includes interest expense and interest income.  Other expense, net, increased $0.6 million, to $3.4 million in the 2008 period from $2.8 million in the 2007 period.  The increase is primarily due to a $0.7 million early extinguishment of debt charge that was recorded during the quarter.

Our income tax benefit was approximately $0.7 million for the 2008 period compared to approximately $1.3 million for the 2007 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced net losses of $3.4 million and $3.6 million in the 2008 and 2007 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue improved to (2.1%) in the 2008 period from (2.4%) in the 2007 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 TO NINE MONTHS ENDED SEPTEMBER 30, 2007

For the nine months ended September 30, 2008, total revenue increased $83.3 million, or 16.0%, to $602.9 million from $519.6 million in the 2007 period.  Total revenue includes $131.0 million and $76.5 million of fuel surcharge revenue in the 2008 and 2007 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharges) increased $28.8 million, or 6.5%, to $471.9 million in the nine months ended September 30, 2008, from $443.1 million in the same period of 2007.  Average freight revenue per tractor per week, our primary measure of asset productivity, increased 4.1%, to $3,168 in the first nine months of 2008 from $3,043 in the same period of 2007.  The increase was primarily generated by a 4.0% increase in average miles per tractor.

Salaries, wages, and related expenses decreased $2.8 million, or 1.4%, to $199.4 million in the 2008 period, from $202.2 million in the 2007 period.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 42.3% in the 2008 period, from 45.6% in the 2007 period.  The decrease was attributable to lower driver wages as more drivers have opted onto our driver per diem pay program, and a decrease in office salaries due to a reduction in work force.  Also, in the 2007 period, we had additional office salary expense related to severance payments from our business realignment.  Driver pay decreased $2.1 million to $138.4 million in the 2008 period, from $140.5 million in the 2007 period.  Our payroll expense for employees, other than over-the-road drivers, decreased $1.6 million to $34.2 million from $35.9 million.  These reductions were partially offset by an increase in workers' compensation expense related to unfavorable development of some outstanding claims during the 2008 period, as well as increases in our group health expenses.

Fuel expense, net of fuel surcharge revenue of $131.0 million in the 2008 period and $76.5 million in the 2007 period, increased $11.8 million, or 15.9%, to $86.1 million in the 2008 period, from $74.3 million in the 2007 period.  As a percentage of freight revenue, net fuel expense increased to 18.2% in the 2008 period from 16.8% in the 2007 period.

The Company receives a fuel surcharge on its loaded miles from most shippers.  However, this does not cover the entire cost of high fuel prices for several reasons, including the following:  surcharges cover only loaded miles, not the approximately 10% of non-revenue miles we operate; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  In addition, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment.  In times of rapidly escalating fuel prices, the lag time causes under-recovery.

The Company has established several initiatives to combat the high cost of fuel.  The Company has invested in auxiliary power units for a percentage of its fleet and is evaluating the payback on additional units where idle time is already lower. The Company has also reduced the maximum speed of many of its trucks, implemented strict idling guidelines for its drivers, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include a minimum combined rate and assumed fuel surcharge component.  This combination of initiatives contributed to a significant improvement in fleetwide average fuel mileage.  At the same time, the Company is approaching shippers with less compensatory overall freight rate and fuel surcharge programs to explain the need for relief if the Company is to continue hauling that shipper's freight.  Despite these efforts, however, fuel expense is expected to remain a major concern for the foreseeable future.  Fuel costs may continue to be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $2.0 million to $32.9 million in the 2008 period from $30.9 million in the 2007 period.  The increase resulted from increased tractor and trailer maintenance costs, as well as increased tire expense associated with a somewhat older average fleet age and the associated tire replacement cycle.  As a percentage of freight revenue, operations and maintenance remained constant at 7.0% in the 2008 and 2007 periods.

Revenue equipment rentals and purchased transportation increased $21.8 million, or 46.7%, to $68.5 million in the 2008 period, from $46.7 million in the 2007 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 14.5% in the 2008 period from 10.4% in the 2007 period.  Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $33.2 million in the 2008 period, compared to $8.6 million in the 2007 period.  Tractor and trailer equipment rental and other related expenses decreased $1.2 million, to $23.9 million compared with $25.1 million in the same period of 2007.  We had financed approximately 647 tractors and 6,000 trailers under operating leases at September 30, 2008, compared with 529 tractors and 6,720 trailers under operating leases at September 30, 2007.  Payments to independent contractors decreased $1.6 million, or 12.5%, to $11.4 million in the 2008 period from $13.1 million in the 2007 period, mainly due to a decrease in the independent contractor fleet.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Covenant Transport Solutions, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.

Operating taxes and licenses decreased $0.8 million, or 7.7%, to $10.0 million in the 2008 period from $10.9 million in the 2007 period. As a percentage of freight revenue, operating taxes and licenses decreased to 2.1% in the 2008 period from 2.5% in the 2007 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $3.2 million, or 11.0%, to approximately $25.9 million in the 2008 period from approximately $29.1 million in the 2007 period.  As a percentage of freight revenue, insurance and claims decreased to 5.5% in the 2008 period from 6.6% in the 2007 period.  During the 2007 period, there were unfavorable developments on two large claims that were ultimately settled during the 2007 period.  These two claims increased our accrual for casualty claims by $5.2 million.  The 2007 increase was partially offset by the receipt of a $1.0 million refund from our insurance carrier, which was only a $0.4 million refund in the 2008 period,   related to achieving certain monetary claim targets for our casualty policy in the policy years, and the release of the insurance carrier for certain of the claims.   During the 2008 period, there were a small number of severe accidents that resulted in a negative impact of approximately $3.6 million pretax, or $.16 per share.  Despite these accidents, DOT reportable accidents dropped to the lowest level per million miles since 2000, giving us the best overall safety performance in at least eight years (based on DOT reportable accidents per million miles).

Communications and utilities expense decreased to $5.1 million in the 2008 period from $5.7 million in the 2007 period.  As a percentage of freight revenue, communications and utilities decreased to 1.1% in the 2008 period from 1.3% in the 2007 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $1.7 million to $19.1 million in the 2008 period from $17.3 million in the 2007 period.  As a percentage of freight revenue, general supplies and expenses remained fairly constant at 4.0% in the 2008 and 3.9% in the 2007 period.  The increase was primarily due to increased sales agent commissions, from our growing brokerage subsidiary, which increased $2.2 million to $2.9 million in 2008, compared to $0.6 million in 2007.  We were able to partially offset the increased fees by reducing expenses such as airplane expense, security services, and office supplies.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $4.8 million, or 11.9%, to $35.5 million in the 2008 period from $40.3 million in the 2007 period.  As a percentage of freight revenue, depreciation and amortization decreased to 7.5% in the 2008 period from 9.5% in the 2007 period.  The decrease was primarily related to the sale of excess equipment.  During the first nine months of 2008 and 2007, we recorded net losses of $0.4 million and $2.2 million on sale of equipment, respectively.   The decrease was primarily the result of our efforts to eliminate excess equipment and terminals over the past year.  We have reduced the fleet by approximately 150 tractors and 540 trailers, while increasing freight revenue from operations.

During the third quarter of 2008, we recorded a $1.2 million asset impairment charge to write down the carrying values of idle tractors and trailers held for sale due to the soft market for used equipment.

The other expense category includes interest expense and interest income.  Other expense, net, decreased $0.8 million, to $7.6 million in the 2008 period from $8.4 million in the 2007 period.  The decrease is due to lower debt balances during the period, partially offset by a $0.7 million early extinguishment of debt charge that was recorded during the period.

Our income tax benefit was $4.6 million for the 2008 period compared to $7.5 million for the 2007 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.  In addition, we reversed a contingent tax accrual effective September 30, 2007, based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor.  This concession resulted in recognition of approximately $0.4 million of income tax benefit for the nine months ended September 30, 2007.

Primarily as a result of the factors described above, we experienced net losses of $13.6 million and $16.9 million in the 2008 and 2007 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue improved to (2.9%) in the 2008 period from (3.8%) in the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity at September 30, 2008, were proceeds from the sale of used revenue equipment, borrowings under our Credit Agreement, borrowings from the Daimler Facility, other secured installment notes and operating leases of revenue equipment.  We believe such sources of financing, together with additional financing we may be able to access and secure with available real estate, is adequate to meet our current and projected needs, both for the next twelve months and on a longer term basis.  Our view concerning the Company's liquidity is premised on improvements in our results of operations in future periods compared with our results in 2007 and 2008 year to date.

Net cash provided by operating activities was $8.4 million in the 2008 period compared to $18.1 million in the 2007 period.  Our cash from operating activities was lower in 2008, primarily due to an increase in our customer accounts receivable, due to increases in fuel surcharge and brokerage revenue.  These factors were offset partially by more efficient payment of expenses.

Net cash used in investing activities was $23.3 million in the 2008 period compared to $8.8 million in the 2007 period.  The increase in net cash used in investing activities was primarily the result of a net increase in our acquisition of revenue equipment. Following relatively modest capital expenditures in 2007 and the first nine months of 2008, we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 12 to 18 months consistent with our expected tractor replacement cycle.  We currently project net capital expenditures for 2009 will be in the range of $65 to $80 million; however, such projection is subject to a number of uncertainties, including our plans for equipment replacement and fleet size for 2009, which are still being finalized, as well as the prices obtained for used equipment.

Net cash provided by financing activities was $16.6 million in the 2008 period compared to $10.4 million used in financing activities in the 2007 period.  In the 2008 period, we entered into the new Daimler Facility.  At September 30, 2008, the Company had outstanding balance sheet debt of $156.2 million, primarily consisting of $151.3 million drawn under the Daimler Facility and approximately $4.8 million from the Credit Agreement.  Interest rates on this debt range from 5.0% to 6.0%.  At September 30, we had approximately $30.0 million of available borrowing remaining under our Credit Agreement.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during the third quarter of 2008.  At September 30, 2008, there were 1,154,100 shares still available to purchase under the guidance of this plan.  The stock repurchase plan expires June 30, 2009.  Our Credit Agreement prohibits the repurchase of any shares.

Material Debt Agreements

Credit Agreement

In September 2008, the Borrowers and Covenant Transportation Group, Inc. entered into a Third Amended and Restated Credit Agreement with the Lenders that matures September 2011.

The Credit Agreement is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Borrowers to request an increase in the revolving credit facility of up to $50.0 million. Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans". Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin that is adjusted quarterly between 0.625% and 1.375% based on average pricing availability.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.125% and 2.875% based on average pricing availability. The applicable margin was 2.125% at September 30, 2008. The Credit Agreement includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Agreement from time to time. An unused line fee that is adjusted quarterly between 0.25% and 0.375% is applied to the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Agreement exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Agreement. The obligations of the Borrowers under the Credit Agreement are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Borrowers' assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through the Company's $200.0 million line of credit from Daimler Truck Financial.

Borrowings under the Credit Agreement are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Agreement, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate. The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment. The Credit Agreement contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant will be in effect starting on October 31, 2008.  As a result of the Credit Agreement, the Company had $4.8 million in borrowings outstanding under the Credit Agreement as of September 30, 2008, and had undrawn letters of credit outstanding of approximately $50.4 million.  At December 31, 2007, the Company had undrawn letters of credit outstanding of approximately $62.5 million

The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the Lenders' commitments may be terminated. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, outside of the ordinary course of business, affiliate transactions, and total indebtedness.

Securitization Facility

The Company previously entered into the Securitization Facility in December of 2000 whereby, on a revolving basis, the Company had sold its interests in its accounts receivable to CRC, a wholly-owned, bankruptcy-remote, special-purpose subsidiary.  Contemporaneously with the funding of the Credit Agreement discussed above, the Company, using approximately $60.2 million of the proceeds from the Credit Agreement, paid off the obligations of CRC under the Securitization Facility, and terminated the Securitization Facility.

Daimler Facility

On June 30, 2008, the Company secured a $200.0 million line of credit from Daimler Financial.  The Daimler Facility is secured by both new and used tractors and is structured as a combination of retail installment contracts and TRAC leases.

Pricing for the Daimler Facility is at (i) current fair value fixed annual rates for new equipment financed through the retail installment contracts on the date that the notes are drawn and (ii) a rate of 6% annually on used equipment financed on June 30, 2008.  Approximately $151.3 million was reflected on our balance sheet under the Daimler Facility at September 30, 2008.   The notes included in the Daimler funding are due in monthly installments with final maturities at various dates ranging from December 2008 to December 2011.  The Daimler Facility contains certain requirements regarding payment, insurance of collateral, and other matters, but does not have any financial or other material covenants or events of default.

Additional borrowings under the Daimler Facility are available to fund new tractors expected to be delivered in 2008 and 2009.  Following relatively modest capital expenditures in 2007 and in the first half of 2008, we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 12 to 15 months consistent with our expected tractor replacement cycle.  The Daimler Facility includes a commitment to fund most or all of the expected tractor purchases.  The advance rate is 100% of the tractor cost.  A leasing alternative is also available.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At September 30, 2008, we had financed approximately 647 tractors and 6,000 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments in respect of such vehicles are reflected in our condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $7.7 million in the third quarter of 2008 and $7.5 million in the third quarter of 2007. Our revenue equipment rental expense was $23.9 million in the nine months ending September 30, 2008 compared to $25.1 million in the nine month period ending September 30, 2007.  The total amount of remaining payments under operating leases as of September 30, 2008, was approximately $81.7 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of September 30, 2008, the maximum amount of the residual value guarantees was approximately $26.2 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases will exceed the payment obligation on substantially all operating leases.  The actual proceeds we receive will depend on the market for used revenue equipment at the time of disposition and our ability to exercise trade-back arrangements with tractor manufacturers.  See "Critical Accounting Policies and Estimates – Depreciation of Revenue Equipment."

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

Intangibles and Other Assets

SFAS No. 142 requires companies to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment losses being recorded as a component of income from operations in the consolidated statements of operations. During the second quarter of each year, the Company completes its annual evaluation of its goodwill for impairment.  During the second quarter of 2008, the Company determined that its carrying value did not exceed its fair value and, accordingly, no impairment loss existed. There were no indicators of impairment subsequent to this annual review that required further assessment. Other identifiable intangible assets are amortized over their estimated lives. Non-compete agreements are amortized by the straight-line method over the life of the agreements, acquired trade names are amortized by the straight-line method over the expected useful life of the trade name, acquired customer relationships are amortized by an accelerated method based on the estimated future cash inflows to be generated by such customers and deferred loan costs are amortized over the life of the loan.

In accordance with SFAS No. 141R, SFAS No. 142, and EITF Issue 02-13, we continue to evaluate our intangible assets (primarily goodwill relating to the acquisition of Star) and our investment in Transplace for potential non-cash impairment charges.  Because of general industry and company-specific issues, the Company will continue to evaluate these assets for potential impairment by reviewing for potential indicators of impairment on a quarterly basis.  Should these accounting regulations ever require a non-cash impairment to such assets, we would expect it to have little or no impact on our operations, cash position, liquidity, financial covenants, competitive position, or future cash flows.

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

Although the substantial majority of our tractors are protected by trade-back arrangements with the manufacturers, we continue to have some tractors and substantially all of our trailers subject to fluctuations in market prices for used revenue equipment.  Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment.  Further declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment.

Assets Held For Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale.  Assets held for sale are no longer subject to depreciation and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs.  We periodically review the carrying value of these assets for possible impairment.  We expect to sell these assets within twelve months.  During the third quarter of 2008, we recorded a $1.2 million asset impairment charge to write down the carrying values of idle tractors and trailers held for sale due to the softening of the market for used equipment.

Accounting for Investments

Effective July 1, 2000, we combined our logistics business with the logistics businesses of five other transportation companies into a company called Transplace, Inc ("Transplace"). Transplace operates a global transportation logistics service.  In the transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash for the initial funding of the venture, in exchange for 12.4% ownership.  We account for our investment using the cost method of accounting, with the investment included in other assets.  We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary.  This impairment evaluation includes general economic and company-specific evaluations.  If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated condensed statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established.  As of September 30, 2008, no such charge had been recorded.  However, we have continued to assess this investment for impairment as our evaluation of the value of this investment had been steadily declining prior to the first quarter of 2007, at which time Transplace's cash flow improvements have steadied this decline.  We will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million.  The 6% interest-bearing note receivable matures January 2011, an extension of the original January 2007 maturity date.  Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

Lease Accounting and Off-Balance Sheet Transactions

Operating leases have been an important source of financing for our revenue equipment and computer equipment.  In connection with the leases of a majority of the value of the equipment we finance with operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases will exceed the payment obligation on substantially all operating leases.  The actual proceeds we receive will depend on the market for used revenue equipment at the time of disposition and our ability to exercise trade-back arrangements with tractor manufacturers.  See "Critical Accounting Policies and Estimates – Depreciation of Revenue Equipment."  The estimated values at lease termination involve management judgments.  As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

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

If recognized, $1.9 million of unrecognized tax benefits would impact the Company's effective tax rate as of September 30, 2008.  Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate.  In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The gross amount of interest and penalties accrued was $1.0 million as of September 30, 2008, of which $0.2 million was recognized in the nine months ended September 30, 2008.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at September 30, 2008, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized.  However, there can be no assurance that we will meet our forecasts of future taxable income.

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

New Accounting Pronouncements

In February 2008, the FASB issued SFAS No. 157-1.  SFAS No. 157-1 amends the scope of FASB Statement No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  SFAS No. 157-1 is effective on initial adoption of FASB Statement No. 157.  The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.

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

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS No. 133, and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 141R.  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated condensed financial statements.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of September 30, 2008, our entire tractor fleet has such emissions compliant engines and is experiencing approximately 2% to 4% reduced fuel economy compared with pre-2002 equipment.  In 2007, stricter regulations regarding emissions became effective, requiring vendors to introduce new engines, and such regulations will become progressively more restrictive in 2010.  Compliance with such regulations is expected to increase the cost of new tractors.  The effects on equipment productivity, fuel mileage, and operating expenses are not yet known.  The possibility of adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations.  In accordance with SFAS No. 133, we adjust any derivative instruments to fair value through earnings on a monthly basis.  As of September 30, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement.  Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin that is adjusted quarterly between 0.625% and 1.375% based on average pricing availability. LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.125% and 2.875% based on average pricing availability. The applicable margin was 2.125% at September 30, 2008.  At September 30, 2008, we had $4.8 million in borrowings outstanding under the Credit Agreement.  Assuming variable rate borrowings under the Credit Agreement at September 30, 2008 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $48,000.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 and 15d-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

On April 16, 2008, BNSF Logistics, LLC ("BNSF"), a subsidiary of BNSF Railway, filed an amended complaint (the "Amended Complaint") in the Circuit Court of Washington County, Arkansas to name the Company and Covenant Transport Solutions, Inc. ("Solutions") as defendants in a lawsuit previously filed by BNSF on December 21, 2007, against nine former employees of BNSF (the "Individuals") who, after leaving BNSF, accepted employment with Solutions.  The original complaint alleged that the Individuals misappropriated and otherwise misused BNSF's trade secrets, proprietary information, and confidential information (the "BNSF Information") with the purpose of unlawfully competing with BNSF in the transportation logistics and brokerage business, and that the Individuals interfered unlawfully with BNSF's customer relationships.  In addition to the allegations from the original complaint, the Amended Complaint alleges that the Company and Solutions acted in conspiracy with the Individuals (the Company, Solutions, and the Individuals collectively, the "Amended Defendants") to misappropriate the BNSF Information and to use it unlawfully to compete with BNSF.  The Amended Complaint also alleges that the Company and Solutions interfered with the business relationship that existed between BNSF and the Individuals and between BNSF and its customers.  BNSF seeks injunctive relief, specific performance, as well as an unspecified amount of damages against the Amended Defendants.  On April 28, 2008, the Amended Defendants filed an Answer to the Amended Complaint.  The jury trial in this matter, previously set for November 3, 2008, has been continued indefinitely, and the parties are currently engaged in settlement negotiations.  We anticipate reaching an informal resolution to this matter and that any such resolution will not have a materially adverse effect on the Company.

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

Our business is subject to certain credit factors affecting the global economy that are largely out of our control and that could have a material adverse effect on our operating results.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy.  If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

If the credit markets continue to erode, we also may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources.  We may need to incur additional indebtedness or issue debt or equity securities in the future to refinance existing debt, fund working capital requirements, make investments, or for general corporate purposes.  As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all.  If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, results of operations, and potential investments.

Our Credit Agreement and financing arrangements contain restrictive covenants, and we may be unable to comply with these covenants.  A default could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

We have an $85.0 million Credit Agreement with a group of banks and numerous other financing arrangements. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, outside of the ordinary course of business, affiliate transactions, and total indebtedness.  Certain other financing arrangements contain certain restrictions and covenants, as well.  If we fail to comply with any of these covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under the other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to or waivers under the applicable financing arrangements, our financing sources could cease making further advances, declare our debt to be immediately due and payable, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their security, or impose significant fees and transaction costs.  If acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, it may not be available on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

Our minority investment in Transplace has not performed in accordance with our expectations, and we could be subject to a write-down or write-off of our investment if the operations of Transplace fail to improve.

We own approximately 12% of a global transportation logistics service called Transplace. In the formation transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash, in exchange for our ownership.  We account for our investment using the cost method of accounting, with the investment included in other assets.  We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary.  This impairment evaluation includes general economic and company-specific evaluations.  If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated condensed statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established.  If Transplace or we engage in transactions that indicate a value for our interest below our carrying cost, or there are sufficient losses, we may be forced to write down the value of our investment.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(1)	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(1)	Amended and Restated Bylaws dated December 6, 2007
10.1	#
Third Amended and Restated Credit Agreement dated September 23, 2008 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 7, 2008	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer
in his capacity as such and on behalf of the issuer.