Form 10-K
period 2008-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2009-03-31
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24960

COVENANT TRANSPORTATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0320154
(State / other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Birmingham Hwy.
Chattanooga, TN	37419
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	423-821-1212
$0.01 Par Value Class A Common Stock – The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(b) of the Act:	(Title of class)

Securities registered pursuant to Section 12(g) of the Act:	None

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
[ ] Large Accelerated Filer	[ ] Accelerated Filer	[ X ] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008, was approximately $29.5 million (based upon the $3.35 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 23, 2009, the registrant had 11,699,182 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Materials from the registrant's definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held on May 5, 2009 have been incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.       BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Risk Factors" of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

We are the eleventh largest truckload carrier in the United States measured by fiscal 2007 revenue according to Transport Topics, a publication of the American Trucking Associations. We focus on targeted markets where we believe our services can provide a competitive advantage. We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers and retailers. We also generate revenue through a subsidiary that provides freight brokerage services.

We were founded as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  Beginning in the late 1990's and continuing into 2001, a combination of customer demand for additional services, changes in freight distribution patterns, a desire to reduce exposure to the more cyclical and seasonal long-haul markets, and a desire for additional growth markets convinced us to offer additional services. Through our acquisitions of Bud Meyer Truck Line and Southern Refrigerated Transport ("SRT"), we entered the refrigerated market. Through our acquisitions of Harold Ives Trucking, Con-Way Truckload Services, and Star Transportation ("Star"), we developed a significant solo-driver operation. In addition, over the past several years, we internally developed the capacity to provide dedicated fleet and freight brokerage services.

Our business is operated through four main subsidiaries.  A brief description of each follows:

•
Covenant Transport, Inc.  Covenant is our historical flagship operation and provides expedited long haul, dedicated, and solo-driver service.  During 2008, we decreased the average fleet size by approximately 5%, while increasing average team-driven tractors by approximately 200, or 20%.  As a result of increasing the percentage of teams in our fleet, average freight revenue per truck per week increased by approximately 3%, with average freight revenue per total mile up approximately 0.4% and miles per truck up approximately 3%.  In late 2008, we stopped adding to our number of teams to evaluate demand.  Our dedicated operations declined by approximately 60 trucks, as we did not renew contracts unless the terms generated an acceptable margin.

•
Southern Refrigerated Transportation, Inc., or SRT. SRT provides primarily temperature-controlled service to food, cosmetics, pharmaceutical, and other companies requiring temperature-protected equipment. At SRT, profitability improved in 2008 as compared to 2007, due to significant improvements in average freight revenue per total mile and fuel expense as SRT reduced the percentage of its freight obtained from freight brokers and improved its utilization of equipment.  In 2008, we decreased the SRT average fleet size by approximately 2%.  Average freight revenue per truck per week decreased slightly, but profitability improved as average freight revenue per total mile increased 1.7%, while miles per truck decreased approximately 2%.

•
Star Transportation, Inc.  Star provides regional solo-driver service, with operations concentrated in the southeastern United States.  This market has been characterized by weak demand and excess competition for the past two years. During 2008, we decreased the average fleet size by approximately 7%. Average freight revenue per truck per week decreased by approximately 8%, with average freight revenue per total mile decreasing 3% and miles per truck decreasing approximately 5%.  Lack of demand resulted in continued rate pressure, a high percentage of unloaded miles, and lower fuel surcharge collection, related in part, to Star's reliance on brokered freight.

•
Covenant Transport Solutions, Inc.  Solutions provides freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our subsidiaries.  Our brokerage loads increased to 27,117 in 2008 from 10,743 loads in 2007.  Average revenue per load also increased approximately 10% to $2,017 in 2008 from $1,843 per load in 2007, primarily due to an increase in fuel surcharge collection, much of which is passed on to the third party carriers.

The following chart reflects the size of each of our subsidiaries measured by revenue:

Distribution of Revenue Among Subsidiaries
Covenant Transport	58%
SRT Refrigerated	22%
Star Regional	11%
Solutions Brokerage	9%

The development of our business has affected our operating metrics over time. With the exception of our freight brokerage service, we measure performance of our service offerings in four areas: average length of haul, average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week (excluding fuel surcharges). A description of each follows:

Average Length of Haul. Our average length of haul has decreased over time as we have increased the use of solo-driver tractors and increased our focus on regional markets. Shorter lengths of haul frequently involve higher rates per mile from customers, fewer miles per truck, and a greater percentage of non-revenue miles caused by re-positioning of equipment.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Average Length of Haul in Miles	1,452	1,240	1,136	1,159	1,055	950	920	908	815	815

Average Freight Revenue Per Total Mile. Our average freight revenue per mile increased sharply until 2006, and since then has been flat. Average freight revenue per loaded mile has increased approximately 24% since 2000, while non-revenue miles have also increased. This led to a 20% increase in average freight revenue per total mile. All freight revenue per mile numbers exclude fuel surcharge revenue.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Average Freight Revenue Per Total Mile (excludes fuel surcharge revenue)	1.13	1.15	1.14	1.15	1.17	1.27	1.36	1.36	1.36	1.36

Average Miles Per Tractor. Our average miles per tractor decreased as our percentage of team-driven tractors decreased, until 2008.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Average Miles Per Tractor	144,601	128,754	127,714	129,906	129,656	122,899	115,765	117,621	118,159	118,992

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

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Average Freight Revenue Per Tractor Per Week (excludes fuel surcharge revenue)	3,123	2,842	2,803	2,870	2,897	2,995	3,013	3,077	3,088	3,105

Customers and Operations

Our primary customers include manufacturers and retailers, as well as other transportation companies. In 2008, our five largest customers were Georgia Pacific, UPS, Transplace, Wal-Mart, and Alcoa.  Our top five customers accounted for approximately 20% of our revenue in 2008. Our top five customers accounted for approximately 22% of our revenue in 2007.

We operate tractors driven by a single driver and also tractors assigned to two-person driver teams. Over time, the percentage of our revenue generated by driver teams has generally trended down, although the mix will depend on a variety of factors over time. Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver.

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

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to our success, and we have made each of these factors a primary element of our strategy. We recruit both experienced and student drivers as well as independent contractor drivers who own and drive their own tractor and provide their services to us under lease. We conduct recruiting and/or driver orientation efforts from five of our locations and we offer ongoing training throughout our terminal network. We emphasize driver-friendly operations throughout our organization. We have implemented automated programs to signal when a driver is scheduled to be routed toward home, and we assign fleet managers specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with us.

The truckload industry has periodically experienced difficulty in attracting and retaining enough qualified truck drivers. It is also common for the driver turnover rate of individual carriers to exceed 100% in a year.  At times, there are driver shortages in the trucking industry. In past years, when there were driver shortages, the number of qualified drivers had not kept pace with freight growth because of (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that became available in a growing economy; and (iii) individual drivers' desire to be home more often.

While the driver recruiting and retention market remained challenging in 2008, it was less difficult than the driver market experienced during 2007.  We believe weakness in the housing market contributed favorably to our recruiting and retention efforts for much of 2008.  In addition, if adopted, recent rules proposed by the FMCSA requiring additional training for potential drivers to obtain a commercial driver's license could materially impact the number of potential new drivers entering the industry and accordingly, negatively impact our results of operation.  We anticipate that competition for qualified drivers will remain high and cannot predict whether we will experience future shortages.  If such a shortage were to occur and a driver pay rate increase became necessary to attract and retain drivers, our consolidated results of operations could be negatively impacted to the extent that we may be unable to obtain corresponding freight rate increases.

We use driver teams in a substantial portion of our tractors. Driver teams permit us to provide expedited service on selected long-haul lanes because driver teams are able to handle longer routes and drive more miles while remaining within Department of Transportation ("DOT") safety rules. The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers. The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2008, teams operated approximately 31% of our tractors.

We are not a party to a collective bargaining agreement. At December 31, 2008, we employed approximately 4,344 drivers and approximately 935 non-driver personnel. At December 31, 2008, we also contracted with approximately 91 independent contractor drivers. We believe that we have a good relationship with our personnel.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers and is an important part of providing excellent service to customers. Our policy is to operate our tractors while under warranty to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2008, our tractor fleet had an average age of approximately 25 months and our trailer fleet had an average age of approximately 51 months. At December 31, 2008, approximately 36% of our tractors were equipped with 2007 emission-compliant engines. Approximately 81% of our trailers were dry vans and the remainder were refrigerated vans.

Over the past several years, the price of new tractors has risen dramatically, while the resale value has generally not changed or, in the current market, decreased.  This has substantially increased our costs of operation over the past several years.  Manufacturers have indicated that they intend to continue increasing prices prior to and following the introduction of 2010 emission-compliant engines.

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

The United States trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominate the market. Service and price are the principal means of competition in the trucking industry. We compete to some extent with railroads and rail-truck intermodal service but differentiate ourself from them on the basis of service.  Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduce the effectiveness of such service to customers with time-definite pick-up and delivery schedules.  In times of high fuel prices or less consumer demand, however, rail-intermodal competition becomes significant.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups may continue to challenge the final rule.  We are unable to predict how a court may rule on such challenges and to what extent the new presidential administration may become involved in this issue.  On the whole, however, we believe a court's decision to strike down the final rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the final rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The Transportation Security Administration ("TSA") has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or result in trucks sitting idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles.  As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.  These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at three of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations further limiting exhaust emissions became effective both in 2002 and in 2007 and become progressively more restrictive in 2010. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Fuel Availability and Cost

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts. During the past several years, fuel cost per gallon has increased, though the cost of fuel eased over the last five months of 2008.  We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include a minimum combined rate and assumed fuel surcharge component.  This combination of initiatives has contributed to significant improvements in fleetwide average fuel mileage.  Moreover, we have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs; however, even with the fuel surcharges, the price of fuel has affected our profitability. Most of these programs automatically adjust weekly depending on the cost of fuel. There can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise that can not be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, nor for fuel used by refrigerated trailer units that cannot be billed to customers.  In addition, during 2007 and 2008, many customers attempted to modify their surcharge programs, some successfully, which has resulted in recovery of a smaller portion of fuel price increases.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.  As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Seasonality

Our tractor productivity generally decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase, with fuel efficiency declining because of engine idling and harsh weather sometimes creating higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

Additional Information

At December 31, 2008, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Covenant Asset Management, Inc., a Nevada corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; CTG Leasing Company, a Nevada corporation; CVTI Receivables Corp., a Nevada corporation; Star Transportation, Inc., a Tennessee corporation; Volunteer Insurance Limited, a Cayman Islands company; and Covenant Transport Solutions, Inc., a Nevada corporation.

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

ITEM 1A.     RISK FACTORS

Factors That May Affect Future Results

Our future results may be affected by a number of factors over which we have little or no control.  The following discussion of risk factors contains forward looking statements as discussed in Item 1 above.  The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

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

We also are affected by recessionary economic cycles, changes in customers' inventory levels, and downturns in customers' business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have a significant concentration of customers, and regions of the country, such as California, Texas, and the Southeast, where we have a significant amount of business. The risks associated with these factors are heightened in the current, severe recession facing the U.S. economy.  Some of the principal risks are as follows:

•	We may experience a reduction in overall freight levels, which may impair our asset utilization;
•
Certain of our customers are facing credit issues and could experience cash flow problems that may lead to payment delays, increased credit risk, bankruptcies, and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

•	Freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers' freight demand;
•
Customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight; and

•	We may be forced to accept more freight from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads.

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

In mid-2005, we undertook a strategic plan designed to improve our profitability. Among other things, this plan included changes to items such as the customer base, rate structure, routes served, driver domiciles, management, reporting structure, and operating procedures. These changes, and others that we did not expect, have presented, and are expected to continue to present, significant challenges, particularly in light of weak freight demand and high fuel prices that have persisted since the second half of 2006.  Despite our efforts to execute the strategic plan, we experienced a net loss in 2008 and may experience a net loss in 2009 also.  If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

Our Credit Agreement and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with the covenant, restrictions, and requirements. A default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have an $85.0 million Credit Agreement with a group of banks and numerous other financing arrangements. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and a fixed charge coverage ratio of at least 1.0 to 1.0.  On March 27, 2009, we obtained an amendment to our Credit Agreement, that retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009, which cured our default of that covenant for January 2009, and reset the fixed charge coverage ratio to levels consistent with our 2009 budget.  In consideration of these changes, we agreed to certain fees in connection with the amendment and increases in our interest rates and fees under the Credit Agreement. We have had difficulty meeting budgeted results in the past.  If we are unable to meet budgeted results or otherwise comply with our Credit Agreement, we may be unable to obtain a further amendment or waiver under our Credit Agreement or doing so may result in additional fees.  See "Liquidity and Capital Resources – Material Debt Agreements – Credit Agreement" below for additional information on the recent amendment of our Credit Agreement.

Certain other financing arrangements contain certain restrictions and covenants, as well.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under the other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral, or impose significant fees and transaction costs.  If acceleration occurs, the current credit market crisis may make it difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, the current lack of available credit and consequent more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, weather, and other factors beyond our control each of which may lead to an increase in the cost of fuel.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time, we have used hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. If we do hedge, we may be forced to make cash payments under the hedging arrangements. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  A failure to improve our fuel price protection through these measures, increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

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

We own approximately 12.4% of a global transportation logistics service called Transplace. In the formation transaction, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets totaling approximately $5.1 million, and $5.0 million in cash, in exchange for our ownership.  We account for our investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate our cost method investment in Transplace for impairment due to declines considered to be other than temporary.  This impairment evaluation includes general economic and company-specific evaluations.  If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in our consolidated condensed statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established.  If Transplace or we engage in transactions that indicate a value for our interest below our carrying cost, or there are sufficient losses, we may be forced to write down the value of our investment.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has not met demand over the past several years, though this trend eased slightly at certain times in 2008.  Because of possible shortages of qualified drivers, the availability of alternative jobs, and intense competition for drivers from other trucking companies, we expect to continue to face some difficulties increasing the number of our drivers, including independent contractor drivers. The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods. In addition, we and our industry suffer from a high turnover rate of drivers. Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups may continue to challenge the final rule.  We are unable to predict how a court may rule on such challenges and to what extent the new presidential administration may become involved in this issue.  On the whole, however, we believe a court's decision to strike down the final rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the final rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

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

On December 1, 2008, the FMCSA issued a final rule that will require CDL holders to provide an original or current copy of the medical examiners certification to their State Driver Licensing Agency. This action is the preamble to merge the CDL and the Medical Examination Certificate into a single electronic record. We are unable to predict the effect of this rule on our industry, but we expect that this rule could increase costs and potentially could decrease productivity and the availability of qualified CDL drivers.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

Regulations further limiting exhaust emissions became effective both in 2002 and in 2007 and become progressively more restrictive in 2010. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with cash flows from operations, borrowings under our Credit Agreement, proceeds under our financing facilities, and operating leases of revenue equipment. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

We currently have trade-in or fixed residual agreements with certain equipment suppliers concerning a portion of our tractor fleet. If the suppliers refuse or are unable to meet their financial obligations under these agreements or if we decline to purchase the relevant number of replacement units from the suppliers, we may suffer a financial loss upon the disposal of our equipment.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

We made ten acquisitions between 1996 and 2006. Accordingly, acquisitions have provided a substantial portion of our growth. We may not have the financial capacity to or be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we may not be able to successfully integrate the acquired companies or assets into our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at three of our facilities. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations further limiting exhaust emissions became effective both in 2002 and in 2007 and become progressively more restrictive in 2010. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Increased prices, reduced productivity, and scarcity of financing for new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors.  Prices may increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines and due to the pricing power among equipment manufacturers. The resale value of the new tractors has not increased to the same extent.  Thus, equipment costs have increased significantly over the past several years.  In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the Environmental Protection Agency ("EPA"). The regulations require progressive reductions in exhaust emissions from diesel engines for 2007 through 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective. Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

In addition, our financial results and shrinking capacity of lenders and lessors that provide tractor and trailer financing have made it increasingly difficult for us to finance acquisitions of new equipment.  As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future.

We have a combination of agreements and non-binding statements of indicative trade values covering the terms of trade-in commitments from our primary equipment vendors for disposal of a portion of our revenue equipment. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we fail to enter into definitive agreements consistent with the indicative trade values, if we fail to enter into similar arrangements in the future, or if we do not purchase the required number of replacement units from the vendors.

Near the end of 2008, we lowered our tractor disposal proceeds expectations in response to a combination of sharply lower economic indicators, a worsening credit market, and significantly lower prices received for disposals of our used revenue equipment.  Based on these factors and the expected remaining useful lives of some of our equipment, we recorded impairments of the carrying values of most of the tractors and trailers currently held for sale that are expected to be traded or sold in 2009 as well as our in-use tractors that are expected to be traded or sold in 2009 and 2010.  Although we do not expect to be required to make any future cash expenditures as a result of this impairment charge, cash proceeds of future disposals of revenue equipment are anticipated to be lower than expected prior to this impairment charge.  Additional impairments of the carrying values of our revenue equipment could have a materially adverse effect on our business and operating results.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are highly dependent upon the services of the following key employees: David R. Parker, our Chairman of the Board, Chief Executive Officer, and President; Joey B. Hogan, our Senior Executive Vice President and Chief Operating Officer, as well as President and Chief Operating Officer of our Covenant subsidiary; Richard B. Cribbs, our Senior Vice President and Chief Financial Officer; Tony Smith, our President of SRT; James Brower, our President of Star; Jerry Eddy, our Covenant subsidiary's Senior Vice President of Operations; M. David Hughes, our Senior Vice President, Corporate Treasurer and Covenant subsidiary's Senior Vice President of Fleet Management and Procurement; and R.H. Lovin, Jr., our Covenant subsidiary's Executive Vice President of Administration.  We currently do not have employment agreements with any of the employees referenced above.  We do maintain key-man life insurance on David Parker. The loss of any of their services could negatively impact our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of improving our profitability.

Our Chief Executive Officer and President and his wife control a large portion of our stock and have substantial control over us, which could limit your ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board, Chief Executive Officer, and President, David Parker, and his wife, Jacqueline Parker, beneficially own approximately 40% of our outstanding Class A and Class B common stock and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 48% of the voting power of all of our outstanding stock.  The Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which you disagree.

If our stock does not continue to be traded on an established exchange or our public float is diminished, an active trading market may not exist and the trading price of our stock may decline.

Our common stock is listed on The NASDAQ Global Select Market. Nasdaq's continued listing standards for our common stock require, among other things, that (i) the closing bid price for our common stock not fall below $1.00; (ii) our stockholders' equity not fall below $10 million; and (iii) we have more than 750,000 shares held by the public (excluding officers, directors, and beneficial holders of 10% or more) with a market value of at least $5.0 million. A failure to meet these continued listing requirements is generally required to exist for a period of 10 to 30 consecutive business days (depending upon the type of failure) before a deficiency will be determined to exist.  In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price and may choose to further extend this suspension.  If our common stock were threatened with delisting from The NASDAQ Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements or we may pursue other strategic alternatives to meet the continuing listing standards.

In addition, we may chose to voluntarily delist from NASDAQ, or "go dark", in the event we believe we may be subject to a delisting proceeding or for any other reason our Board of Directors determines to be in the best interest of our stockholders.

If our common stock is delisted by, or we voluntarily delist from, NASDAQ, our common stock may be eligible to trade on the NYSE Alternext U.S., the OTC Bulletin Board or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

The stock market has recently experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect the market price of our common stock, regardless of our operating results. In addition, as a result of our small public float and limited trading volume, our common stock may be more susceptible to volatility arising from any of these factors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee. This facility includes an office building of approximately 182,000 square feet, a maintenance facility of approximately 65,000 square feet, a body shop of approximately 60,000 square feet, and a truck wash. We maintain twelve terminals located on our major traffic lanes in or near the cities listed below. These terminals provide a base for drivers in proximity to their homes, a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, and the other uses indicated below.

Terminal Locations	Maintenance	Recruiting/ Orientation	Sales	Ownership
Chattanooga, Tennessee	x	x	x	Leased
Indianapolis, Indiana				Leased
Texarkana, Arkansas	x	x	x	Owned
Hutchins, Texas	x	x		Owned
French Camp, California				Leased
Fontana, California	x			Leased
Long Beach, California				Owned
Pomona, California		x		Owned
Allentown, Pennsylvania				Owned
Nashville, Tennessee	x	x	x	Owned
Olive Branch, Mississippi	x		x	Owned
Orlando, Florida				Leased

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2008, no matters were submitted to a vote of security holders.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ National Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2007 to December 31, 2008.

Period	High	Low

Calendar Year 2007:

1st Quarter	$12.50	$10.64
2nd Quarter	$11.83	$10.42
3rd Quarter	$11.55	$6.18
4th Quarter	$8.25	$6.27

Calendar Year 2008:

1st Quarter	$8.48	$5.10
2nd Quarter	$6.45	$2.90
3rd Quarter	$5.64	$2.70
4th Quarter	$3.22	$1.36

As of March 23, 2009, we had approximately 57 stockholders of record of our Class A common stock. However, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

We have never declared and paid a cash dividend on our Class A or Class B common stock. It is the current intention of our Board of Directors to continue to retain earnings to finance our business and reduce our indebtedness rather than to pay dividends. The payment of cash dividends is currently limited by our financing arrangements. Future payments of cash dividends will depend upon our financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors deemed relevant by our Board of Directors.

See "Equity Compensation Plan Information" under Item 12 in Part III of this Annual Report for certain information concerning shares of our Class A common stock authorized for issuance under our equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)

	Years Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Freight revenue	$615,810	$602,629	$572,239	$555,428	$558,453
Fuel surcharges	158,104	109,897	111,589	87,626	45,169
Total revenue	$773,914	$712,526	$683,828	$643,054	$603,622

Operating expenses:
Salaries, wages, and related expenses (1)	263,793	270,435	262,303	242,157	225,778
Fuel expense	260,704	211,022	194,355	170,582	127,723
Operations and maintenance	42,459	40,437	36,112	33,625	30,555
Revenue equipment rentals and purchased transportation	90,974	66,515	63,532	61,701	69,928
Operating taxes and licenses	13,078	14,112	14,516	13,431	14,217
Insurance and claims expense (2)	37,578	36,391	34,104	41,034	54,847
Communications and utilities	6,702	7,377	6,727	6,579	6,517
General supplies and expenses	26,399	23,377	21,387	17,778	15,104
Depreciation and amortization, including net gains on disposition of equipment and impairment of assets (3)	63,235	53,541	41,150	39,101	45,001
Goodwill impairment charge (4)	24,671	-	-	-	-
Total operating expenses	829,593	723,207	674,186	625,988	589,670
Operating income (loss)	(55,679)	(10,681)	9,642	17,066	13,952
Other (income) expense:
Interest expense	10,373	12,285	7,166	4,203	3,098
Interest income	(435)	(477)	(568)	(273)	(48)
Loss on early extinguishment of debt	726	-	-	-	-
Other	(160)	(183)	(157)	(538)	(926)
Other expenses, net	10,504	11,625	6,441	3,392	2,124
Income (loss) before income taxes and cumulative effect of change in accounting principle	(66,183)	(22,306)	3,201	13,674	11,828
Income tax expense (benefit)	(12,792)	(5,580)	4,582	8,003	8,452
Income (loss) before cumulative effect of change in accounting principle	(53,391)	(16,726)	(1,381)	5,671	3,376
Cumulative effect of change in accounting principle, net of tax (5)	-	-	-	(485)	-
Net income (loss)	$(53,391)	$(16,726)	$(1,381)	$5,186	$3,376

(1)	Includes a $1,500 pre-tax increase to workers' compensation claims reserve in 2004.
(2)	Includes an $18,000 pre-tax increase to casualty claims reserve in 2004.
(3)
Includes a $1,665 pre-tax impairment charge related to an airplane in 2007 and a $15,791 pretax impairment charge related to revenue equipment in 2008.  See the discussion below under "Additional Information Concerning Impairment Charges" for a more extensive description of these impairments.

(4)
Represents a $24,700 non-cash impairment charge to write off the goodwill associated with the acquisition of our Star Transportation subsidiary.  See the discussion below under "Additional Information Concerning Impairment Charges" for a more extensive description of this impairment.

(5)	Represents a $485 adjustment, net of tax, related to the adoption of FIN 47, Accounting for Conditional Asset Retirement Obligations in 2005.

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(3.80)	$(1.19)	$(0.10)	$0.40	$0.23

Cumulative effect of change in accounting principle	-	-	-	(0.03)	-

Basic earnings (loss) per share	$(3.80)	$(1.19)	$(0.10)	$0.37	$0.23

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:	$(3.80)	$(1.19)	$(0.10)	$0.40	$0.23

Cumulative effect of change in accounting principle	-	-	-	(0.03)	-

Diluted earnings (loss) per share	$(3.80)	$(1.19)	$(0.10)	$0.37	$0.23

Basic weighted average common shares outstanding	14,038	14,018	13,996	14,175	14,641

Diluted weighted average common shares outstanding	14,038	14,018	13,996	14,270	14,833

	Years Ended December 31,
	2008	2007	2006	2005	2004
Selected Balance Sheet Data:
Net property and equipment	$236,018	$247,530	$274,974	$211,158	$209,422
Total assets	$393,676	$439,794	$475,094	$371,261	$357,383
Long-term debt, less current maturities	$107,956	$86,467	$104,900	$33,000	$8,013
Total stockholders' equity	$118,820	$172,266	$188,844	$189,724	$195,699

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.53	$1.52	$1.51	$1.51	$1.40
Average freight revenue per total mile (1)	$1.36	$1.36	$1.36	$1.36	$1.27
Average freight revenue per tractor per week (1)	$3,105	$3,088	$3,077	$3,013	$2,995
Average miles per tractor per year	118,992	118,159	117,621	115,765	122,899
Weighted average tractors for year (2)	3,456	3,623	3,546	3,535	3,558
Total tractors at end of period (2)	3,292	3,555	3,719	3,471	3,476
Total trailers at end of period (3)	8,277	8,667	9,820	8,565	8,867

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by owner-operators.
(3)	Excludes monthly rental trailers.

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

Outlook for 2009

Our overriding goal for 2009 is to generate a profit.  Toward that end, we are undertaking strict cost controls and managing the size of our fleet to reflect available freight.  We believe our goal is achievable and have made the following assumptions, among others, in establishing our goal:

•	Industry-wide truckload freight tonnage will decline significantly versus 2008 in the first three quarters of 2009, before approaching 2008 levels in the fourth quarter;
•	Because of expected reduced volumes in our industry and the expected further deterioration of other sectors of the economy, freight rates will continue to suffer from downward pressure;
•
Uncertainty will persist regarding the availability of credit for our customers, their ability to make payments when due, additional pressures on our customer's cost structures, and additional pressures on our own expenses;

•
An anticipated reduction of our consolidated fleet size by 150 tractors in the first quarter of 2009, any further reductions required later in the year, and an increase in the full-year average percentage of team-driven tractors in our fleet will limit the negative effects of rate pressure and decreased shipments such that our revenue per tractor per week will be similar to 2007;

•	Certain cost savings initiatives we have identified are successfully executed and we do not experience upward pressure on driver compensation;
•
Financing under our Credit Facility, Daimler Facility, and other sources remains available under terms substantially similar to the current terms, taking into account the recent amendment to the Credit Agreement;

•	Average fuel prices as reported by the Department of Energy for 2009 remain below $2.40 per gallon on a full-year basis and our fuel surcharge recovery percentage does not deteriorate;
•	Our frequency and severity of accident and workers' compensation claims, and associated accrual amounts, remain consistent with the average level over the past three years;
•	The used equipment market does not continue to deteriorate below levels seen at the end of 2008; and
•	The legal and regulatory framework applicable to our business (including applicable tax laws and emissions regulations) remains substantially the same.

Recent Results and Year-End Financial Condition

At December 31, 2008, our total stockholders' equity was $118.8 million and our total balance sheet debt, net of cash, was $160.7 million for a total debt-to-capitalization ratio of 57.5% and a book value of $8.42 per basic and diluted share. At year end, we also had approximately $40.6 million in undrawn letters of credit posted with insurance carriers. At December 31, 2008, we had $38.9 million of available borrowing capacity under our Credit Agreement.  In March 2009, we obtained an amendment to our Credit Agreement, which retroactively to January 1, 2009 amended the fixed charge coverage covenant in exchange for increases in interest rates and fees under the Credit Agreement and the payment of fees.

For the year ended December 31, 2008, total revenue increased 8.6%, to $773.9 million from $712.5 million during 2007. Freight revenue, which excludes revenue from fuel surcharges, increased 2.2%, to $615.8 million in 2008 from $602.6 million in 2007. Including impairment charges discussed below, we experienced a net loss of $53.4 million, or ($3.80) per basic and diluted share, for 2008 compared to a net loss of $16.7 million, or ($1.19) per basic and diluted share, for 2007. On a non-GAAP basis, without the impairment charges discussed below, our net loss would have been $19.0 million, or ($1.36) per basic and diluted share for 2008, compared to a net loss of $15.7 million, or ($1.12) per basic and diluted share for 2007.   Our 2008 loss includes impairment charges that did not affect our liquidity or cash flow for the year.  These impairment charges are described in more detail below "Additional Information Concerning Impairment Charges," but included a $24.7 million non-cash charge to write off the goodwill associated with the acquisition of Star Transportation in 2006, and a $9.7 million, after-tax write-down of revenue equipment carrying values for tractors currently held for sale expected to be traded or sold in 2009 and our in-use tractors expected to be traded or sold in 2009 and 2010. There was no tax benefit associated with the nondeductible goodwill impairment charge.

The following tables reconcile our financial results for the years ended December 31, 2008 and December 31, 2007, as reported and, on a non-GAAP basis, excluding the impairment charges:

Items Affecting Net Loss Comparability:	Fiscal Year
(Dollars in Thousands)	2008	2007
Reported Net Loss	$(53,391)	$(16,726)
Impairment charge on goodwill	$24,671	--
Impairment charge on assets	$9,698	$1,024
Non-GAAP Basis Net Loss, Excluding Impairment Charges	$(19,022)	$(15,702)

Items Affecting Loss Per Share Comparability:	Fiscal Year
	2008	2007
Reported Loss Per Share	$(3.80)	$(1.19)
Impairment charge on goodwill	$1.75	--
Impairment charge on assets	$0.69	$0.07
Non-GAAP Basis Loss Per Share, Excluding Impairment Charges	$(1.36)	$(1.12)

These impairment charges are discussed in more detail below in "Additional Information Concerning Impairment Charges."  We are presenting the non-GAAP financial measures because we believe they better reflect our fundamental business performance. The non-GAAP financial measures exclude items that we believe to be unusual and that affect the comparability of our results from prior periods.

For the year ended December 31, 2008, our average freight revenue per tractor per week, our main measure of asset productivity, increased 0.6%, to $3,105 compared to $3,088 for the year ended December 31, 2007. The increase was primarily generated by a 0.7% increase in average miles per tractor attributable to a substantial increase in the percentage of our fleet operated by two-person driver teams.

Revenue

We generate substantially all of our revenue by transporting, or arranging transportation of, freight for our customers.  Generally, we are paid by the mile or by the load for our services.  The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment.  These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, competition, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

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

Our main measure of profitability is operating ratio, which we define as operating expenses, net of fuel surcharge revenue, divided by total revenue, less fuel surcharge revenue.

Revenue Equipment

At December 31, 2008, we operated approximately 3,292 tractors and 8,277 trailers. Of these tractors, approximately 2,555 were owned, 646 were financed under operating leases, and 91 were provided by independent contractors, who own and drive their own tractors. Of these trailers, approximately 2,571 were owned and approximately 5,706 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers. During 2008, we continued to have a late model fleet with an average tractor age of 2.1 years and an average trailer age of 4.3 years.

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

Additional Information Concerning Impairment Charges

Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, we conducted goodwill impairment testing in light of the current diminished market conditions and declining market outlook for our Star Transportation operating subsidiary, which was acquired in September of 2006. Because we identified a potential impairment, we engaged an independent third party to assist us in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, or $1.75 per basic and diluted share, non-cash goodwill impairment charge. There was no tax benefit associated with this nondeductible charge.

Pursuant to FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long−Lived Assets, we performed an impairment analysis of the carrying value of our tractors and trailers.  We recently undertook the analysis after lowering our 2009 revenue and tractor disposal proceeds expectations in response to a combination of sharply lower economic indicators, a worsening credit market, and significantly lower prices received for disposals of our own used revenue equipment, all of which deteriorated substantially during the fourth quarter of 2008.  Based on these factors and the expected remaining useful lives of the tractors, we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter and $5.2 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale andexpected to be traded or sold in 2009.  Although we do not expect to be required to make any current or future cash expenditures as a result of this impairment charge, cash proceeds of future disposals of revenue equipment are anticipated to be lower than expected prior to this impairment charge.

In accordance with the impairment guidance of FAS 144, most of the tractors held and used which are scheduled to be disposed of in 2009 and 2010 were written down to their fair value as of December 31, 2008.  Actual disposition values may be greater or less than expected because of the length of time before disposition and the relatively small amount of market data concerning fair market values of tractors of these model years and mileage.  Also, a portion of these tractors are covered by tradeback agreements with the manufacturer, but the exact number cannot be ascertained because the tradebacks are based on a percentage of the number of new tractors actually purchased.  The carrying values for revenue equipment scheduled for trade in 2011 and beyond were not adjusted because those tractors and trailers were not required to be impaired based on recoverability testing using the expected future cash flows and disposition values of such equipment.

In addition, our 2007 asset impairment charge was related to our decision to sell our corporate aircraft to reduce ongoing operating costs. We recorded an impairment charge of $1.7 million, reflecting the unfavorable fair market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current book value of related airplane leasehold improvements.

RESULTS OF OPERATIONS

For comparison purposes in the table below, we use freight revenue, or total revenue less fuel surcharges, in addition to total revenue when discussing changes as a percentage of revenue. We believe excluding this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. Freight revenue excludes $158.1 million, $109.9 million, and $111.6 million of fuel surcharges in 2008, 2007, and 2006, respectively.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2008	2007	2006		2008	2007	2006

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	34.1	38.0	38.4	Salaries, wages, and related expenses	42.8	44.9	45.8
Fuel expense	33.7	29.6	28.4	Fuel expense (1)	16.7	16.8	14.5
Operations and maintenance	5.5	5.7	5.3	Operations and maintenance	6.9	6.7	6.3
Revenue equipment rentals and purchased transportation	11.8	9.3	9.3	Revenue equipment rentals and purchased transportation	14.8	11.0	11.1
Operating taxes and licenses	1.7	2.0	2.1	Operating taxes and licenses	2.1	2.3	2.5
Insurance and claims	4.9	5.1	5.0	Insurance and claims	6.1	6.0	6.0
Communications and utilities	0.9	1.0	1.0	Communications and utilities	1.1	1.2	1.2
General supplies and expenses	3.2	3.3	3.1	General supplies and expenses	4.3	3.9	3.7
Depreciation and amortization, including net gains on disposition of equipment (2)	8.2	7.5	6.0	Depreciation and amortization, including net gains on disposition of equipment (2)	10.3	8.9	7.2
Goodwill impairment (3)	3.2	0.0	0.0	Goodwill impairment (3)	4.0	0.0	0.0
Total operating expenses	107.2	101.5	98.6	Total operating expenses	109.1	101.8	98.3
Operating income (loss)	(7.2)	(1.5)	1.4	Operating income (loss)	(9.1)	(1.8)	1.7
Other expense, net	1.4	1.6	0.9	Other expense, net	1.7	1.9	1.1
Income (loss) before income taxes	(8.6)	(3.1)	0.5	Income (loss) before income taxes	(10.8)	(3.7)	0.6
Income tax expense (benefit)	(1.7)	(0.8)	0.7	Income tax expense (benefit)	(2.1)	(0.9)	0.8
Net loss	(6.9)%	(2.3)%	(0.2)%	Net loss	(8.7)%	(2.8)%	(0.2)%

(1)
Freight revenue is total revenue less fuel surcharges. In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense. The amounts were $158.1 million, $109.9 million and $111.6 million in 2008, 2007, and 2006, respectively.

(2)
Includes a $9.4 million pre-tax impairment charge for held and used equipment and $6.4 million of pre-tax impairment charges for equipment held for sale in the year ended December 31, 2008, which together represent 2.0% of total revenue and 2.6% of freight revenue.  Includes a $1.7 million pre-tax impairment charge for equipment held for sale in the year ended December 31, 2007.  See the discussion above under "Additional Information Concerning Impairment Charges" for a more extensive description of these impairments.

(3)
Represents a $24.7 non-cash impairment charge to write off the goodwill associated with the acquisition of our Star Transportation subsidiary.  See the discussion above under "Additional Information Concerning Impairment Charges" for a more extensive description of this impairment.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Total revenue increased $61.4 million, or 8.6%, to $773.9 million in 2008, from $712.5 million in 2007. Freight revenue excludes $158.1 million of fuel surcharge revenue in 2008 and $109.9 million in 2007.  Freight revenue (total revenue less fuel surcharges) increased $13.2 million, or 2.2%, to $615.8 million in 2008, from $602.6 million in 2007. For comparison purposes, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Average freight revenue per tractor per week, our primary measure of asset productivity, increased 0.6% to $3,105 in 2008 from $3,088 in 2007. The increase was primarily generated by a 0.7% increase in average miles per tractor.  The average miles per tractor increase was attributable to a 7 percentage point increase in the percentage of our fleet operated by driver teams (which usually generate higher miles than a solo-driver truck).  The increase in teams offset a deterioration in miles per truck in our solo fleets. We continued to constrain the size of our tractor fleet to achieve greater fleet utilization and attempt to improve profitability.  Weighted average tractors decreased 4.6% to 3,456 in 2008 from 3,623 in 2007.

Our Solutions revenue increased approximately 176% to $54.7 million in 2008 from $19.8 million in 2007, primarily due to an increase in fuel surcharge collection, much of which is passed on to the third party carriers, and an increase in brokerage loads to 27,117 in 2008 from 10,743 loads in 2007.  As a result, average revenue per load increased approximately 9.4% to $2,017 in 2008 from $1,843 per load in 2007.

Salaries, wages, and related expenses decreased $6.6 million, or 2.5%, to $263.8 million in 2008, from $270.4 million in 2007. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 42.8% in 2008 from 44.9% in 2007.  Driver pay decreased $7.7 million to $180.8 million in 2008, from $188.5 million in the 2007 period. The decrease was attributable to lower driver wages as more drivers have opted onto our driver per diem pay program. Our payroll expense for employees, other than over-the-road drivers, decreased $1.8 million to $45.4 million from $47.2 million, due to a reduction in non-driver work force comparable to the percentage reduction in tractor fleet.  These reductions were partially offset by an increase in workers' compensation expense related to unfavorable development of some outstanding claims during 2008, as well as increases in our group health expenses, and additional office salary expense related to severance payments.

Fuel expense, net of fuel surcharge revenue of $158.1 million in 2008 and $109.9 million in 2007, increased $1.5 million to $102.6 million in 2008 from $101.1 million in 2007. As a percentage of freight revenue, net fuel expense was essentially constant at 16.7% in 2008 and 16.8% in 2007. Net fuel expense was highly volatile during the year, however, amounting to 19.0% of freight revenue during the second quarter and dropping to 11.5% of freight revenue in the fourth quarter.  Fuel surcharges amounted to $0.384 per total mile in 2008 compared to $0.257 per total mile in 2007.  We received a fuel surcharge on our loaded miles from most shippers.  However, this does not cover the entire cost of high fuel prices for several reasons, including the following:  surcharges cover only loaded miles, not the approximately 11% of non-revenue miles we operated in 2008; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  In addition, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment.  In times of decreasing fuel prices, the lag time causes additional recovery.  Lag time was a factor to additional recovery during the second half of 2008, as fuel prices decreased rapidly during the period.

We have established several initiatives to combat the cost of fuel.  We have invested in auxiliary power units for a percentage of its fleet and is evaluating the payback on additional units where idle time is already lower. We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include a minimum combined rate and assumed fuel surcharge component.  This combination of initiatives contributed to a significant improvement in fleetwide average fuel mileage.  We will continue to review shipper's overall freight rate and fuel surcharge program.  Fuel costs may continue to be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. At December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $2.0 million to $42.5 million in 2008 from $40.4 million in 2007.   The increase resulted from increased tractor and trailer maintenance costs, as well as increased tire expense associated with a somewhat older average fleet age and the associated tire replacement cycle.  As a percentage of freight revenue, operations and maintenance increased to 6.9% in 2008 from 6.7% in 2007.

Revenue equipment rentals and purchased transportation increased $24.5 million, or 36.8%, to $91.0 million in 2008, from $66.5 million in 2007.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 14.8% in 2008 from 11.0% in 2007. These increases were primarily driven by increased payments to third-party transportation providers associated with Solutions, our brokerage subsidiary, which increased to $45.7 million in 2008 from $16.3 million in 2007. This was offset by a $3.7 million reduction in payments to independent contractors, which decreased to $14.1 million in 2008 from $17.8 million in 2007, mainly due to a decrease in the independent contractor fleet, and a decrease in tractor and trailer equipment rental and other related expenses to $31.2 million in 2008 compared with $32.5 million in 2007. We had financed approximately 646 tractors and 5,706 trailers under operating leases at December 31, 2008, compared with 693 tractors and 6,322 trailers under operating leases at December 31, 2007. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.

Operating taxes and licenses decreased $1.0 million, or 7.3%, to $13.1 million in 2008 from $14.1 million in 2007. As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.1% in 2008 and 2.3% in 2007.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $1.2 million, or 3.3%, to approximately $37.6 million in 2008 from approximately $36.4 million in 2007. As a percentage of freight revenue, insurance and claims remained essentially constant at 6.1% in 2008 and 6.0% in 2007.

The Company's overall safety performance has improved as our DOT reportable accidents dropped to the lowest level per million miles since 2000, giving us the best overall safety performance in at least eight years (based on DOT reportable accidents per million miles).  During 2008, there were a small number of severe accidents late in the year that resulted in a negative impact of approximately $5.4 million.  During 2007, there were unfavorable developments on two prior-period claims that increased our accrual for casualty claims in 2007 by $5.2 million.  The 2007 increase was partially offset by the receipt of a $1.0 million refund from our insurance carrier related to achieving certain monetary claim targets for our casualty policy in the 2007 policy year.  The insurance refund in 2008 was approximately $0.4 million.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities decreased to $6.7 million in 2008 from $7.4 million in 2007. As a percentage of freight revenue, communications and utilities remained essentially constant at 1.1% in 2008 and 1.2% in 2007.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, increased $3.0 million to $26.4 million in 2008 from $23.3 million in 2007. As a percentage of freight revenue, general supplies and expenses increased to 4.3% in 2008 from 3.9% in 2007.  The increase was primarily due to increased sales agent commissions, from our growing brokerage subsidiary, which increased $2.5 million to $3.8 million in 2008, compared to $1.3 million in 2007.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment increased $9.7 million or 18.1%, to $63.2 million in 2008 from $53.5 million in 2007. As a percentage of freight revenue, depreciation and amortization increased to 10.3% in 2008 from 8.9% in 2007. The increase was related to a $15.8 million revenue equipment impairment charge that was recorded in 2008 as compared to a $1.7 million impairment charge recorded in 2007.  Excluding the impairment charges, depreciation and amortization decreased $4.4 million in 2008 and, as a percentage of freight revenue, decreased to 7.7% in 2008 from 8.6% in 2007. These decreases were primarily the result of our efforts to eliminate excess equipment and terminals over the past year.  We have reduced the fleet by approximately 263 tractors and 390 trailers.  Depreciation and amortization expense includes any gain or loss on the disposal of equipment, which was an approximately $1.9 million loss in 2008 and a $1.7 million loss in 2007.  Please see "Additional Information Concerning Impairment Charges" above for a further description of impairment charges affecting our operating results.

Goodwill impairment in 2008 related to the $24.7 million write-off of all goodwill associated with our 2006 acquisition of Star Transportation.  This amount is non-cash and non-deductible.  Please see "Additional Information Concerning Impairment Charges" above for a further description of impairment charges affecting our operating results.

Our income tax benefit was $12.8 million in 2008 compared to $5.6 million in 2007. The effective tax rate is different from the expected combined tax rate as a result of permanent differences primarily related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates. In addition, we reversed a contingent tax accrual during 2007, based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor.  This concession resulted in recognition of approximately $0.4 million of income tax benefit for 2007.

Primarily as a result of the factors described above, net income decreased approximately $36.7 million to a net loss of $53.4 million in 2008 from a net loss of $16.7 million in 2007.  As a result of the foregoing, our net loss as a percentage of freight revenue declined to (8.7%) in 2008 from (2.8%) in 2007.

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

Revenue equipment rentals and purchased transportation increased $3.0 million, or 4.7%, to $66.5 million in 2007, from $63.5 million in 2006.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense remained essentially flat at 11.0% in 2007 and 11.1% in 2006. Payments to third-party transportation providers primarily from Solutions, our brokerage subsidiary, were $16.3 million in 2007, compared to $3.4 million in 2006. Tractor and trailer equipment rental and other related expenses decreased $8.5 million, to $32.5 million in 2007 compared with $41.0 million in 2006. We had financed approximately 693 tractors and 6,322 trailers under operating leases at December 31, 2007, compared with 1,116 tractors and 7,575 trailers under operating leases at December 31, 2006. Payments to independent contractors decreased $1.3 million to $17.8 million in 2007 from $19.1 million in 2006, mainly due to a decrease in the independent contractor fleet.

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

Primarily as a result of the factors described above, net income decreased approximately $15.3 million to a net loss of $16.7 million in 2007 from a net loss of $1.4 million in 2006.  As a result of the foregoing, our net loss as a percentage of freight revenue declined to (2.8%) in 2007 from (0.2%) in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  In recent years, we have financed our capital requirements with borrowings under our credit facilities, cash flows from operations, long-term operating leases, and secured installment notes with finance companies.  Our primary sources of liquidity at December 31, 2008, were proceeds from the sale of used revenue equipment, borrowings under our Credit Agreement, borrowings from the Daimler Facility, other secured installment notes (each as defined in Note 7 to our consolidated financial statements contained herein), and operating leases of revenue equipment.  Although turmoil in the economy and in the financial and credit markets has made availability of financing less certain, based upon our assumptions for 2009 described above, we believe our sources of financing, together with additional financing we may be able to access and secure with available real estate, will be adequate to meet our current and projected needs, both for the short and long term.

Cash Flows

Net cash provided by operating activities was $40.3 million in 2008 and $33.7 million in 2007. Our cash from operating activities was higher in 2008 primarily due to improved collection of receivables which resulted in an approximately $14.7 million increase in cash from operating activities in 2008.

Net cash used in investing activities was $62.6 million in 2008 and $11.1 million in 2007. The increase in net cash used in investing activities was primarily the result of an increase in our acquisition of revenue equipment using proceeds from our Daimler Facility and a decrease in proceeds from the sale of revenue equipment.  We currently project net capital expenditures for 2009 will be in the range of $65 to $80 million; however, such projection is subject to a number of uncertainties, including our plans for equipment replacement and fleet size for 2009, which are still being finalized, as well as the prices obtained for used equipment.

Net cash provided by financing activities was $24.1 million in 2008 compared to $23.5 million used in financing activities in 2007.  In 2008, we entered into the new Daimler Facility.  At December 31, 2008, the Company had outstanding balance sheet debt of $167.0 million, primarily consisting of $159.8 million drawn under the Daimler Facility and approximately $3.8 million from the Credit Agreement.  At December 31, 2008, interest rates on this debt ranged from 4.0% to 6.2%.  At December 31, 2008, we had approximately $38.9 million of available borrowing remaining under our Credit Agreement.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during 2008.  At December 31, 2008, there were 1,154,100 shares still available to purchase under this plan, which expires June 30, 2009.  However, our Credit Agreement prohibits the repurchase of any shares.

Material Debt Agreements

Credit Agreement

In September 2008, Covenant Transport, Inc., a Tennessee corporation ("CTI"), CTGL, Covenant Asset Management, Inc., a Nevada corporation ("CAM"), Southern Refrigerated Transport, Inc., an Arkansas corporation ("SRT"), Covenant Transport Solutions, Inc., a Nevada corporation ("Solutions"), Star Transportation, Inc., a Tennessee corporation ("Star"; and collectively with CTI, CTGL, CAM, SRT, and Solutions, the "Borrowers"; and each of which is a direct or indirect wholly-owned subsidiary of Covenant Transportation Group, Inc.), and Covenant Transportation Group, Inc. entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation ("Textron"; and collectively with the Agent, and JPM, the "Lenders") that matures September 2011 (the "Credit Agreement").

The Credit Agreement is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Borrowers to request an increase in the revolving credit facility of up to $50.0 million. Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans". As of December 31, 2008, base rate loans accrued interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusted quarterly between 0.625% and 1.375% based on average pricing availability.  LIBOR loans accrued interest at LIBOR plus an applicable margin that adjusted quarterly between 2.125% and 2.875% based on average pricing availability.  The applicable margin was 2.625% at December 31, 2008.  The Credit Agreement includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Agreement from time to time. The unused line fee adjusted quarterly between 0.25% and 0.375% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Agreement exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Agreement. The obligations of the Borrowers under the Credit Agreement are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Borrowers' assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through our $200.0 million line of credit from Daimler Truck Financial.

Borrowings under the Credit Agreement are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Agreement, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate. The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment.  We had approximately $3.8 million in borrowings outstanding under the Credit Agreement as of December 31, 2008, and had undrawn letters of credit outstanding of approximately $40.6 million.

The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the Lenders' commitments may be terminated. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement contains a single financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant became effective October 31, 2008, we were in compliance at December 31, 2008, and such covenant was thereafter amended as described below.

On March 27, 2009, we obtained an amendment to our Credit Agreement, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3,000,000 for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) set a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased our letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees of approximately $544,000.  Our fixed charge coverage ratio will be as follows after the amendment:

One month ending March 31, 2009	1.00 to 1.0
Two months ending April 30, 2009	1.00 to 1.0
Three months ending May 31, 2009	1.00 to 1.0
Four months ending June 30, 2009	1.00 to 1.0
Five months ending July 31, 2009	1.00 to 1.0
Six months ending August 31, 2009	1.00 to 1.0
Seven months ending September 30, 2009	1.00 to 1.0
Eight months ending October 31, 2009	1.00 to 1.0
Nine months ending November 30, 2009	1.00 to 1.0
Ten months ending December 31, 2009	1.00 to 1.0
Eleven months ending January 31, 2010	1.00 to 1.0
Twelve months ending February 28, 2010	1.00 to 1.0
Each rolling twelve-month period thereafter	1.00 to 1.0

Daimler Facility

On June 30, 2008, we secured a $200.0 million line of credit from Daimler Financial (the "Daimler Facility").  The Daimler Facility is secured by both new and used tractors and is structured as a combination of retail installment contracts and TRAC leases.

Pricing for the Daimler Facility is (i) quoted by Daimler at the funding of each group of equipment and consists of fixed annual rates under retail installment contracts and (ii) a rate of 6% annually on used equipment financed on June 30, 2008.  Approximately $159.8 million was reflected on our balance sheet under the Daimler Facility at December 31, 2008.   The notes included in the Daimler funding are due in monthly installments with final maturities at various dates ranging from December 2010 to December 2011.  The Daimler Facility contains certain requirements regarding payment, insurance of collateral, and other matters, but does not have any financial or other material covenants or events of default.

Additional borrowings under the Daimler Facility are available to fund new tractors expected to be delivered in 2009.  Following relatively modest capital expenditures in 2007 and in the first half of 2008, we increased net capital expenditures in the last half of 2008 and we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 12 to 18 months consistent with our expected tractor replacement cycle.  The Daimler Facility includes a commitment to fund most or all of the expected tractor purchases.  The annual interest rate on the new equipment is approximately 200 basis points over the like-term rate for U.S. Treasury Bills, and the advance rate is 100% of the tractor cost.  A leasing alternative is also available.

Contractual Obligations and Commercial Commitments (1)

The following table sets forth our contractual cash obligations and commitments as of December 31, 2008:

Payments due by period: (in thousands)	Total	2009	2010	2011	2012	2013	There- after
Credit Facility, including interest (2)	$3,940	$3,940	-	-	-	-	-

Revenue equipment installment notes, including interest (3)	$175,067	$67,217	$59,405	$36,485	$11,960	-	-

Operating leases (4)	$98,959	$23,857	$19,658	$8,572	$7,290	$4,834	$34,748

Lease residual value guarantees	$26,212	-	$9,864	$16,348	-	-	-

Diesel fuel and purchase obligations (5)	$67,000	$67,000
Total contractual cash obligations	$371,178	$162,014	$88,927	$61,405	$19,250	$4,834	$34,748

(1)	Excludes any unrecognized tax benefits under FIN 48 as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.
(2)
Represents principal and interest payments owed at December 31, 2008. The borrowings consist of draws under the Company's Credit Agreement, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2008 was utilized.  The table assumes long-term debt is held to maturity.  Refer to Note 7, "Long-Term Debt and Securitization Facility" of the accompanying consolidated financial statements for further information.

(3)
Represents principal and interest payments owed at December 31, 2008. The borrowings consist of installment notes with a finance company, with fixed borrowing amounts and fixed interest rates. The table assumes these installment notes are held to maturity. Refer to Note 7, "Long-Term Debt and Securitization Facility" of the accompanying consolidated financial statements for further information.

(4)
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

(5)	This amount represents volume purchase commitments through our truck stop network. We estimate that these amounts represent approximately 80% of our fuel needs for 2009.

Off Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate. At December 31, 2008, we had financed approximately 646 tractors and 5,706 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $31.2 million in 2008, compared to $32.5 million in 2007.  The total amount of remaining payments under operating leases as of December 31, 2008, was approximately $99.0 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of December 31, 2008, the maximum amount of the residual value guarantees was approximately $21.4 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist.  Expected future cash flows are used to analyze whether an impairment has occurred.  If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  We measure the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. We recorded impairment charges in 2008 and in 2007. During 2008, due to the softening of the market for used equipment, we recorded a $15.8 million asset impairment charge to write down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009 and tractors that are in-use expected to be traded or sold in 2009 or 2010.   During 2007, related to our decision to sell our corporate aircraft, we recorded an impairment charge of $1.7 million, reflecting the unfavorable market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current net book value of related airplane leasehold improvements.  See the discussion above under "Additional Information Concerning Impairment Charges" for a more extensive description of these impairments.

Although a portion of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers, we continue to have some tractors and substantially all of our trailers subject to fluctuations in market prices for used revenue equipment.  Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment.  Further declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment.

Assets Held For Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell these assets within twelve months. During 2008, due to the softening of the market for used revenue equipment, we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter and $5.2 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009.  See the discussion above under "Additional Information Concerning Impairment Charges" for a more extensive description of this impairment.

Accounting for Investments

We have an investment in Transplace, Inc. ("Transplace"), a global transportation logistics service. We account for this investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate this cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in the consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of December 31, 2008, no such charge had been recorded. However, we will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, we loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2011, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, we do not believe there is any impairment of this note receivable.

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

Insurance and Other Claims

The primary claims arising against the Company consist of cargo liability, personal injury, property damage, workers' compensation, and employee medical expenses.  The Company's insurance program involves self-insurance with high risk retention levels. Because of the Company's significant self-insured retention amounts, it has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts.  The Company accrues the estimated cost of the uninsured portion of pending claims.  Its estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  The Company has significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or the Company is required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of its insurance coverage, its profitability would be adversely affected.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at December 31, 2008, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), which identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the generally accepted accounting principles ("GAAP") hierarchy.  Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP.  Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result.  The provisions of SFAS No. 162 became effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe the adoption of SFAS No. 162 will have a material impact in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for under SFAS No. 133, and their effect on the entity's financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

In February 2008, the FASB issued SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("SFAS No. 157-1").  SFAS No. 157-1 amends the scope of FASB Statement No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  SFAS No. 157-1 is effective on initial adoption of FASB Statement No. 157.  The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or SFAS No. 141R (as defined below), regardless of whether those assets and liabilities are related to leases.

In December 2007, the FASB issued SFAS No. 141R. Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 157 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices and fuel prices. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices. The cost of fuel also has risen substantially over the past three years, though prices have eased over the last 6 months. Although, we believe at least some of this increase primarily reflects world events rather than underlying inflationary pressure. We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and limiting the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of December 31, 2008, 36% of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

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

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter net income historically has been lower than net income in each of the other three quarters of the year excluding charges. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation. During September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement.  Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrued interest at a base rate equal to the Agent's prime rate plus an applicable margin that is adjusted quarterly between 0.625% and 1.375% based on average pricing availability. LIBOR loans accrued interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.125% and 2.875% based on average pricing availability.  The applicable margin was 2.625% at December 31, 2008.  At December 31, 2008, we had $3.8 million in borrowings outstanding under the Credit Agreement.

On March 27, 2009, we obtained an amendment to our Credit Agreement, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3,000,000 for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) set a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased our letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  Assuming variable rate borrowings under our Credit Agreement at December 31, 2008 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $38,000.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated balance sheets, statements of operations, statements of stockholders' equity and comprehensive income, and statements of cash flows for each of the years in the three-year period ended December 31, 2008, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2008, 2007, and 2006 are set forth at pages 44 through 65 elsewhere in this report.

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

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) an Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  In accordance with these controls and procedures, information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement are not incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled "Executive Compensation", "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance – Committees of the Board of Directors – The Compensation Committee –Compensation Committee Report" in our Proxy Statement for the 2008 annual meeting of stockholders; provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Report" contained in the Proxy Statement is not incorporated by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled "Relationships with Independent Registered Public Accounting Firm – Principal Accountant Fees and Services" in the Proxy Statement.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statement is set forth at the following pages of this report:
		Reports of Independent Registered Public Accounting Firm – KPMG LLP	44
		Consolidated Balance Sheets	45
		Consolidated Statements of Operations	46
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	47
		Consolidated Statements of Cash Flows	48
		Notes to Consolidated Financial Statements	49

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(8)	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(8)	Amended and Restated Bylaws dated December 6, 2007
10.1	(2)	401(k) Plan, filed as Exhibit 10.10
10.2	(3)	Master Lease Agreement dated April 15, 2003, between Transport International Pool, Inc. and Covenant Transport, Inc., filed as Exhibit 10.4
10.3	(4)	Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director effective May 1, 2004, filed as Exhibit 10.2*
10.4	(5)	Purchase and Sale Agreement dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC, filed as Exhibit 10.18
10.5	(5)	Lease Agreement dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC, filed as Exhibit 10.19
10.6	(5)	Lease Guaranty dated April 3, 2006, by Covenant Transport, Inc., a Nevada corporation, for the benefit of CT Chattanooga TN, LLC, filed as Exhibit 10.20
10.7	(6)	Covenant Transport, Inc. 2006 Omnibus Incentive Plan*
10.8	(7)	Form of Restricted Stock Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.22*
10.9	(7)	Form of Restricted Stock Special Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.23*
10.10	(7)	Form of Incentive Stock Option Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan, filed as Exhibit 10.24*
10.11	(9)	Covenant Transport, Inc. 2008 Named Executive Bonus Program dated April 8, 2008, filed as Exhibit 10.1*
10.12	(10)	Form of Lease Agreement used in connection with Daimler Facility, filed as Exhibit 10.3.
10.13	(10)	Amendment to Lease Agreement (Open End) dated June 30, 2008, filed as Exhibit 10.4
10.14	(10)	Form of Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility, filed as Exhibit 10.5
10.15	(10)	Amendment to Direct Purchase Money Loan and Security Agreement dated June 30, 2008, filed as Exhibit 10.6

10.16	(11)
Third Amended and Restated Credit Agreement dated September 23, 2008 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation, filed as Exhibit 10.1

21	#	List of Subsidiaries
23	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer

References:

#	Filed herewith
*	Management contract or compensatory plan or arrangement.

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 8-K, filed May 29, 2007 (SEC Commission File No. 0-24960)
(2)	Form S-1, Registration No. 33-82978, effective October 28, 1994
(3)	Form 10-Q/A, filed October 31, 2003 (SEC Commission File No. 0-24960)
(4)	Form 10-Q, filed August 5, 2004 (SEC Commission File No. 0-24960)
(5)	Form 8-K, filed April 7, 2006 (SEC Commission File No. 0-24960)
(6)	Schedule 14A, filed April 17, 2006 (SEC Commission File No. 0-24960)
(7)	Form 10-Q, filed August 9, 2006 (SEC Commission File No. 0-24960)
(8)	Form 10-K, filed March 17, 2008 (SEC Commission File No. 0-24960)
(9)	Form 10-Q, filed May 9, 2008 (SEC Commission File No. 0-24960)
(10)	Form 10-Q, filed August 11, 2008 (SEC Commission File No. 0-24960)
(11)	Form 10-Q, filed November 10, 2008 (SEC Commission File No. 0-24960)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 31, 2009	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 31, 2009
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	March 31, 2009
Richard B. Cribbs
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Bradley A. Moline	March 31, 2009
Bradley A. Moline
Director

/s/ William T. Alt	March 31, 2009
William T. Alt
Director

/s/ Robert E. Bosworth	March 31, 2009
Robert E. Bosworth
Director

/s/ Niel B. Nielson	March 31, 2009
Niel B. Nielson
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

/s/ KPMG LLP

Atlanta, Georgia
March 31, 2009

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2008 AND 2007 (In thousands, except share data)
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,300	$4,500
Accounts receivable, net of allowance of $1,484 in 2008 and $1,537 in 2007	72,635	79,207
Drivers' advances and other receivables, net of allowance of $2,794 in 2008 and $2,706 in 2007	6,402	5,479
Inventory and supplies	3,894	4,102
Prepaid expenses	8,921	7,030
Assets held for sale	21,292	10,448
Deferred income taxes	7,129	18,484
Income taxes receivable	717	7,500
Total current assets	127,290	136,750

Property and equipment, at cost	352,857	350,158
Less: accumulated depreciation and amortization	(116,839)	(102,628)
Net property and equipment	236,018	247,530

Goodwill	11,539	36,210
Other assets, net	18,829	19,304

Total assets	$393,676	$439,794
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Securitization facility	$-	$47,964
Checks outstanding in excess of bank balances	85	4,572
Current maturities of acquisition obligation	250	333
Current maturities of long-term debt	59,083	2,335
Accounts payable and accrued expenses	33,214	35,029
Current portion of insurance and claims accrual	16,811	19,827
Total current liabilities	109,443	110,060

Long-term debt	107,956	86,467
Insurance and claims accrual, net of current portion	15,869	10,810
Deferred income taxes	39,669	57,902
Other long-term liabilities	1,919	2,289
Total liabilities	274,856	267,528

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 11,699,182 and 11,676,298 outstanding as of December 31, 2008 and 2007, respectively	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	91,912	92,238
Treasury stock at cost; 1,769,908 and 1,792,792 shares as of December 31, 2008 and 2007, respectively	(21,007)	(21,278)
Retained earnings	47,756	101,147
Total stockholders' equity	118,820	172,266
Total liabilities and stockholders' equity	$393,676	$439,794

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006 (In thousands, except per share data)
	2008	2007	2006
Revenues
Freight revenue	$615,810	$602,629	$572,239
Fuel surcharge revenue	158,104	109,897	111,589
Total revenue	$773,914	$712,526	$683,828

Operating expenses:
Salaries, wages, and related expenses	263,793	270,435	262,303
Fuel expense	260,704	211,022	194,355
Operations and maintenance	42,459	40,437	36,112
Revenue equipment rentals and purchased transportation	90,974	66,515	63,532
Operating taxes and licenses	13,078	14,112	14,516
Insurance and claims	37,578	36,391	34,104
Communications and utilities	6,702	7,377	6,727
General supplies and expenses	26,399	23,377	21,387
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets (1)	63,235	53,511	41,150
Goodwill impairment charge	24,671	-	-
Total operating expenses	829,593	723,207	674,186
Operating income (loss)	(55,679)	(10,681)	9,642
Other (income) expenses:
Interest expense	10,373	12,285	7,166
Interest income	(435)	(477)	(568)
Loss on early extinguishment of debt	726	-	-
Other	(160)	(183)	(157)
Other expenses, net	10,504	11,625	6,441
Income (loss) before income taxes	(66,183)	(22,306)	3,201
Income tax expense (benefit)	(12,792)	(5,580)	4,582
Net loss	$(53,391)	$(16,726)	$(1,381)

(1)	Includes a $15,791 pre-tax impairment charge related to revenue equipment in 2008 and a $1,665 pre-tax impairment charge related to an airplane in 2007.

Loss per share:
Basic and diluted loss per share:	$(3.80)	$(1.19)	$(0.10)

Basic and diluted weighted average shares outstanding	14,038	14,018	13,996

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Income (Loss)
	Class A	Class B

Balances at December 31, 2005	$134	$24	$91,553	$(21,582)	$119,595	$189,724

Exercise of employee stock options	1	-	245	-	-	246

Income tax benefit arising from the exercise of stock options	-	-	17	-	-	17

SFAS No. 123R stock-based employee compensation cost	-	-	238	-	-	238

Net loss	-	-	-	-	(1,381)	(1,381)	(1,381)

Comprehensive loss for 2006							$(1,381)

Balances at December 31, 2006	$135	$24	$92,053	$(21,582)	$118,214	$188,844

SFAS No. 123R stock-based employee compensation cost	-	-	189	-	-	189

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – See Note 10)	-	-	-	-	(341)	(341)

Issuance of restricted stock to non- employee directors from treasury stock	-	-	(4)	304	-	300

Net loss	-	-	-	-	(16,726)	(16,726)	(16,726)

Comprehensive loss for 2007							$(16,726)

Balances at December 31, 2007	$135	$24	$92,238	$(21,278)	$101,147	$172,266

Reversal of previously recognized SFAS No. 123R stock-based employee compensation cost	-	-	(414)	-	-	(414)

SFAS No. 123R stock-based employee compensation cost	-	-	260	-	-	260

Issuance of restricted stock to non- employee directors from treasury stock	-	-	(172)	271	-	99

Net loss	-	-	-	-	(53,391)	(53,391)	(53,391)

Comprehensive loss for 2008							$(53,391)

Balances at December 31, 2008	$135	$24	$91,912	$(21,007)	$47,756	$118,820

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(In thousands)
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(53,391)	$(16,726)	$(1,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	987	1,163	590
Loss on early extinguishment of debt	726	-	-
Depreciation and amortization, including impairment charges	85,960	51,801	43,234
Amortization of deferred financing fees	405	281	-
Deferred income taxes (benefit)	(2,456)	4,414	3,660
Loss (gain) on disposition of property and equipment	1,946	1,741	(2,071)
Non-cash stock compensation (reversal), net	(55)	489	239
Changes in operating assets and liabilities, net of effects from purchase of Star Transportation, Inc.:
Receivables and advances	7,023	(7,631)	14,449
Prepaid expenses and other assets	(1,709)	4,386	6,295
Inventory and supplies	286	865	(283)
Insurance and claims accrual	2,044	(7,462)	(6,255)
Accounts payable and accrued expenses	(1,458)	400	2,187
Net cash flows provided by operating activities	40,308	33,721	60,664

Cash flows from investing activities:
Acquisition of property and equipment	(89,024)	(64,261)	(162,750)
Proceeds from disposition of property and equipment	26,711	53,486	71,652
Proceeds from building sale leaseback	-	-	29,630
Payment of acquisition obligation	(333)	(333)	(83)
Purchase of Star Transportation, Inc., net of cash acquired	-	-	(39,061)
Net cash flows used in investing activities	(62,646)	(11,108)	(100,612)

Cash flows from financing activities:
Exercise of stock options	-	-	246
Excess tax benefits from exercise of stock options	-	-	17
Proceeds from disposition of interest rate hedge	-	-	175
Change in checks outstanding in excess of bank balances	(4,487)	292	4,280
Proceeds from issuance of debt	450,896	62,839	167,188
Repayments of debt	(420,394)	(85,954)	(129,768)
Debt refinancing costs	(1,877)	(697)	(401)
Net cash flows provided by/(used in) financing activities	24,138	(23,520)	41,737

Net change in cash and cash equivalents	1,800	(907)	1,789

Cash and cash equivalents at beginning of year	$4,500	5,407	3,618
Cash and cash equivalents at end of year	$6,300	$4,500	$5,407

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$9,296	$11,969	$7,486
Income taxes	$(12,480)	$(11,287)	$1,485

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly-owned subsidiaries offers truckload transportation services to customers throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc. a holding company incorporated in the state of Nevada in 1994, and its wholly-owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; ("Covenant"); Southern Refrigerated Transport, Inc., an Arkansas corporation; ("SRT"); Star Transportation, Inc., a Tennessee corporation; ("Star"); Covenant Transport Solutions, Inc., a Nevada corporation; ("Solutions"); Covenant Asset Management, Inc., a Nevada corporation; and Volunteer Insurance Limited, a Cayman Islands company; ("Volunteer"). Covenant.com, Inc. and CIP, Inc., both of which were Nevada corporations were dissolved effective December 31, 2007 and Harold Ives Trucking Co., an Arkansas corporation; ("Harold Ives") was dissolved effective July 7, 2008.  On May 7, 2008, we formed a new subsidiary, CTG Leasing Company, a Nevada corporation ("CTGL").  In September 2008, CVTI Receivables Corp. ("CRC") ceased to exist by virtue of its merger with and into Covenant Transportation Group, Inc., with the Company as the surviving entity.  References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue, drivers' wages and other direct operating expenses are recognized on the date shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts; the valuation of deferred tax assets, fixed assets, note receivable and share-based compensation; reserves for income tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 2008, we had checks outstanding in excess of cash balances for our primary disbursement accounts totaling $0.1 million, which is recorded in current liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

The Company performs ongoing credit evaluations of our customers and does not require collateral for its accounts receivable. The Company maintains reserves which management believes are adequate to provide for potential credit losses. The Company's customer base spans the continental United States with a diversity that results in a lack of a concentration of credit risk for the year ended December 31, 2008.

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

Assets Held for Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs. The Company periodically reviews the carrying value of these assets for possible impairment. The Company expects to sell these assets within twelve months. During 2008, due to the softening of the market for used revenue equipment, the Company recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter and $5.2 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale and tractors and trailers that are in use and are expected to be traded or sold in 2009.

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

Long-Lived Assets and Asset Impairment

The Company accounts for impairments of long-lived assets subject to amortization and depreciation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As such, revenue equipment and other long-lived assets are tested for impairment whenever events or circumstances indicate an impairment may exist.  Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  The Company measures the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. The Company recorded impairment charges in 2008 and in 2007. During 2008, due to the softening of the market for used revenue equipment, the Company recorded a $15.8 million asset impairment charge ($1.2 million was recorded in the third quarter and $14.6 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009 and tractors in use expected to be traded or sold in 2009 or 2010.  During 2007, related to the Company's decision to sell its corporate aircraft, the Company recorded an impairment charge of $1.7 million, reflecting the unfavorable market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current net book value of related airplane leasehold improvements. The sale of the airplane was completed in December 2007.

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

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires companies to evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, with any resulting impairment losses being recorded as a component of income from operations in the consolidated statements of operations. In 2008, the Company conducted goodwill impairment testing in light of the diminished market conditions and declining market outlook for its Star Transportation operating subsidiary, which was acquired in September of 2006. The Company identified and indication of potential impairment and engaged an independent third party to assist in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, non-cash goodwill impairment charge recorded in the fourth quarter of 2008.  There was no tax benefit associated with this nondeductible charge.

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

Insurance and Other Claims

The primary claims arising against the Company consist of cargo liability, personal injury, property damage, workers' compensation, and employee medical expenses.  The Company's insurance program involves self-insurance with high risk retention levels. Because of the Company's significant self-insured retention amounts, it has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts.  The Company accrues the estimated cost of the uninsured portion of pending claims.  Its estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  The Company has significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or the Company is required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of its insurance coverage, its profitability would be adversely affected.

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

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We renewed our casualty program as of February 28, 2008.  For the years ended December 31, 2008 and 2007, we were self-insured for personal injury and property damage claims for amounts up to the first $4.0 million.  Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

The Company maintains a workers' compensation plan and group medical plan for its employees with a deductible amount of $1.25 million for each workers' compensation claim and a per claim limit amount of $275,000 for each group medical claim.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and long term debt. The carrying amount of cash, accounts receivable, and accounts payable approximates their fair value because of the short term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long term debt. The carrying amount of the Company's short and long term debt at December 31, 2008 and 2007 was approximately $167.0 million and $136.8 million, respectively, including the accounts receivable securitization borrowings in 2007 and approximates the estimated fair value, due to the variable interest rates on these instruments.

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

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at December 31, 2008, because the Company believes that it is more likely than not that the future benefit of the deferred tax assets will be realized.

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

Comprehensive Loss

Comprehensive loss generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive loss for 2008 and 2007 equaled net loss.

Basic and Diluted Earnings (Loss) Per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the years ended December 31, 2008, 2007 and 2006 excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth the calculation of net loss per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2008	2007	2006
Numerator:

Net loss	$(53,391)	$(16,726)	$(1,381)

Denominator:

Denominator for basic earnings per share – weighted-average shares	14,038	14,018	13,996
Effect of dilutive securities:
Employee stock options	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,038	14,018	13,996

Net loss per share:
Basic and diluted loss per share	$(3.80)	$(1.19)	$(0.10)

Derivative Instruments and Hedging Activities

The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices. Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. At December 31, 2008, there were no outstanding derivatives.

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

Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2008 presentation.  The reclassifications did not effect shareholders' equity or net loss reported.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), which identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the generally accepted accounting principles ("GAAP") hierarchy.  Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP.  Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result.  The provisions of SFAS No. 162 became effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe the adoption of SFAS No. 162 will have a material impact in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for under SFAS No. 133, and their effect on the entity's financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

In February 2008, the FASB issued SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("SFAS No. 157-1").  SFAS No. 157-1 amends the scope of FASB Statement No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  SFAS No. 157-1 is effective on initial adoption of FASB Statement No. 157.  The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or SFAS No. 141R (as defined below), regardless of whether those assets and liabilities are related to leases.

In December 2007, the FASB issued SFAS No. 141R. Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 141R will have a material impact in the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 157 as of the beginning of the 2008 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

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

2.       LIQUIDITY

As discussed in Note 7, the Company has an $85.0 million Credit Agreement with a group of banks under which the Company had approximately $40.6 million in letters of credit and $3.8 million of borrowings outstanding as of December 31, 2008.  The Credit Agreement (as defined in Note 7) contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and total indebtedness. The Company was in compliance with its Credit Agreement covenants as of December 31, 2008.

On March 27, 2009, the Company obtained an amendment to its Credit Agreement, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3,000,000 for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) set a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased our letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, the Company agreed to the increases in interest rates and fees described above and paid fees of approximately $544,000.

The Company has had significant losses from 2006 through 2008, attributable to operations, restructurings, and other charges.  The Company has managed its liquidity during this time through a series of cost reduction initiatives, refinancing, amendments to credit facilities, and sales of assets.  As stated, the recent amendment to the Company's Credit Agreement retroactively brought it into compliance with the Credit Agreement's fixed charge coverage covenant and reset the fixed charge coverage ratio to levels consistent with our 2009 budget. We have had difficulty meeting budgeted results in the past.  If we are unable to meet budgeted results or otherwise comply with our Credit Agreement, we may be unable to obtain a further amendment or waiver under our Credit Agreement or doing so may result in additional fees.

3.       SHARE-BASED COMPENSATION

The Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan") permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments.  The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available.  At December 31, 2008, approximately 45,000 of these 1,000,000 shares were available for award under the 2006 Plan.  No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock.  No awards may be made under the 2006 Plan after May 23, 2016.  To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method.  Under this method, compensation cost is recognized on our financial statements after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures.  Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense for each years ended December 31, 2008 and 2007 of approximately $0.2 million and $0.2 million  The approximately $0.1 million net benefit recorded in 2008, resulted from the reversal of $0.4 million of previously recorded stock compensation expense related to prior years' performance-based restricted stock and stock option issuances for which the Company now considers it improbable of meeting the required performance-based criteria for the potential future vesting of such securities.

The following table summarizes the Company's stock option activity for the fiscal years ended December 31, 2006, 2007 and 2008:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2005	1,454	$14.33	68 months	$1,608

Options granted	106	$13.15
Options exercised	(19)	$12.64
Options canceled	(254)	$15.74
Outstanding at December 31, 2006	1,287	$13.98	68 months	$685

Options granted	112	$6.76
Options exercised	-	-
Options canceled	(194)	$13.93
Outstanding at December 31, 2007	1,205	$13.33	64 months	$-

Options granted	-	-
Options exercised	-	-
Options canceled	(109)	$12.30
Outstanding at December 31, 2008	1,096	$13.43

Exercisable at December 31, 2008	984	$13.93	50 months	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following weighted-average assumptions were used to determine the fair value of the stock options granted for each of the years ended December 31:

	2007	2006
Expected volatility	57.3%	37.4%
Risk-free interest rate	4.4%	4.6% - 5.0%
Expected lives (in years)	5.0	5.0

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

The following tables summarize the Company's restricted stock award activity for the fiscal years ended December 31, 2006, 2007 and 2008:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2006	-	-
Granted	484,984	$12.65
Vested	-	-
Forfeited	(28,000)	$12.65
Unvested at December 31, 2006	456,984	$12.65

Granted	113,533	$10.72
Vested	-	-
Forfeited	(69,933)	$12.68
Unvested at December 31, 2007	500,584	$12.21

Granted	268,785	$3.44
Vested	-	-
Forfeited	3,170	$5.83
Unvested at December 31, 2008	766,199	$9.14

In July 2008, the Company issued 258,320 shares of restricted stock to certain employees, which are only subject to time vesting provisions.  The market value of these shares on the date of issuance was $3.51 per share.  The amount is being amortized using the straight-line method over the vesting period from the date of issuance as additional compensation expense.  As of December 31, 2008, the Company had approximately $0.6 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately eighteen months.  All restricted shares awarded to executives and other key employees pursuant to the 2006 Plan have voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

4.       INVESTMENT IN TRANSPLACE

The Company has an investment in Transplace, Inc. ("Transplace"), a global transportation logistics service. The Company accounts for its investment using the cost method of accounting, with the investment included in other assets. The Company continues to evaluate its cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If the Company determines that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in the consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of December 31, 2008, no such charge had been recorded. However, the Company will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2011, an extension of the original January 2007 maturity date. Based on the borrowing availability of Transplace, the Company does not believe there is any impairment of this note receivable.

5.       PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2008 and 2007 is as follows:

(in thousands)	Estimated Useful Lives	2008	2007
Revenue equipment	3-10 years	$266,148	$266,189
Communications equipment	5 years	15,602	15,325
Land and improvements	10-24 years	16,690	16,663
Buildings and leasehold improvements	10-40 years	37,030	36,503
Construction in-progress		2,054	768
Other	1-5 years	15,333	14,710
		$352,857	$350,158

Depreciation expense amounts were $60.2 million and $50.3 million in 2008 and 2007, respectively.  The 2008 and 2007 amounts include a $15.8 million and a $1.7 million impairment charge, respectively.

Pursuant to Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long−Lived Assets, the Company performed an impairment analysis of the carrying value of its tractors and trailers.  The Company undertook the analysis after lowering its 2009 revenue and tractor disposal proceeds expectations in response to a combination of sharply lower economic indicators, a worsening credit market, and significantly lower prices received for disposals of its own used revenue equipment, all of which deteriorated substantially during the fourth quarter of 2008.  Based on these factors and the expected remaining useful lives of the tractors, the Company recorded a $15.8 million asset impairment charge ($1.2 million was recorded in the third quarter and $14.6 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009 and tractors in use expected to be traded or sold in 2009 or 2010.  The carrying values for revenue equipment scheduled for trade in 2011 and beyond were not adjusted because those tractors and trailers were not required to be impaired based on recoverability testing using the expected future cash flows and disposition values of such equipment.

In addition, the Company's 2007 asset impairment charge was related to our decision to sell our corporate aircraft to reduce ongoing operating costs. The Company recorded an impairment charge of $1.7 million, reflecting the unfavorable fair market value of the airplane as compared to the combination of the estimated payoff of the long-term operating lease and current book value of related airplane leasehold improvements.

6.       OTHER ASSETS

A summary of other assets as of December 31, 2008 and 2007 is as follows:

(in thousands)	2008	2007
Covenants not to compete	$2,690	$2,690
Trade name	1,250	1,250
Customer relationships	3,490	3,490
Less: accumulated amortization of intangibles	(4,712)	(3,671)
Net intangible assets	2,718	3,759
Investment in Transplace	10,666	10,666
Note receivable from Transplace	2,748	2,748
Other, net	2,697	2,131
	$18,829	$19,304

7.        LONG-TERM DEBT AND SECURITIZATION FACILITY

Current and long-term debt consisted of the following at December 31, 2008 and 2007:

(in thousands)	December 31, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Agreement	$-	$3,807	$-	$75,000
Revenue equipment installment notes; weighted average interest rate of 6.0% and 5.65% at December 31, 2008, and December 31, 2007, respectively, due in monthly installments with final maturities at various dates ranging from December 2010 to December 2011, secured by related revenue equipment	58,718	101,118	2,335	11,467
Real estate note; interest rate of 4.0%	365	3,031	-	-
Securitization Facility	-	-	47,964	-
Total debt	$59,083	$107,956	$50,299	$86,467

In September 2008, Covenant Transport, Inc., a Tennessee corporation ("CTI"), CTGL, Covenant Asset Management, Inc., a Nevada corporation ("CAM"), Southern Refrigerated Transport, Inc., an Arkansas corporation ("SRT"), Covenant Transport Solutions, Inc., a Nevada corporation ("Solutions"), Star Transportation, Inc., a Tennessee corporation ("Star"; and collectively with CTI, CTGL, CAM, SRT, and Solutions, the "Borrowers"; and each of which is a direct or indirect wholly-owned subsidiary of Covenant Transportation Group, Inc.), and Covenant Transportation Group, Inc. entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation ("Textron"; and collectively with the Agent, and JPM, the "Lenders") that matures September 2011 (the "Credit Agreement").

The Credit Agreement is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Borrowers to request an increase in the revolving credit facility of up to $50.0 million. Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans". As of December 31, 2008, base rate loans accrued interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusted quarterly between 0.625% and 1.375% based on average pricing availability.  LIBOR loans accrued interest at LIBOR plus an applicable margin that adjusted quarterly between 2.125% and 2.875% based on average pricing availability.  The applicable margin was 2.625% at December 31, 2008.  The Credit Agreement includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Agreement from time to time. The unused line fee adjusted quarterly between 0.25% and 0.375% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Agreement exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Agreement. The obligations of the Borrowers under the Credit Agreement are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Borrowers' assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through the Company's $200.0 million line of credit from Daimler Truck Financial.

Borrowings under the Credit Agreement are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Agreement, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate. The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment.  The Company had approximately $3.8 million in borrowings outstanding under the Credit Agreement as of December 31, 2008, and had undrawn letters of credit outstanding of approximately $40.6 million.  At December 31, 2007, the Company had undrawn letters of credit outstanding of approximately $62.5 million.

The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the Lenders' commitments may be terminated. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant became effective October 31, 2008 and the Company was in compliance at December 31, 2008.

On March 27, 2009, the Company obtained an amendment to its Credit Agreement, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3,000,000 for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) sets a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased the Company's letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, the Company agreed to the increases in interest rates and fees described above and paid fees of approximately $544,000.

On June 30, 2008, the Company secured a $200.0 million line of credit from Daimler Financial (the "Daimler Facility").  The Daimler Facility is secured by both new and used tractors and is structured as a combination of retail installment contracts and TRAC leases.

Pricing for the Daimler Facility is at (i) quoted by Daimler at the funding of each group of equipment and consists of fixed annual rates for new equipment under retail installment contracts and (ii) a rate of 6% annually on used equipment financed on June 30, 2008.  Approximately $159.8 million was reflected on our balance sheet under the Daimler Facility at December 31, 2008.   The notes included in the Daimler funding are due in monthly installments with final maturities at various dates ranging from December 2010 to December 2011.  The Daimler Facility contains certain requirements regarding payment, insurance of collateral, and other matters, but does not have any financial or other material covenants or events of default.

Additional borrowings under the Daimler Facility are available to fund new tractors expected to be delivered in 2009.  Following relatively modest capital expenditures in 2007 and in the first half of 2008, we increased net capital expenditures in the last half of 2008 and we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 12 to 18 months consistent with our expected tractor replacement cycle.  The Daimler Facility includes a commitment to fund most or all of the expected tractor purchases.  The annual interest rate on the new equipment is approximately 200 basis points over the like-term rate for U.S. Treasury Bills, and the advance rate is 100% of the tractor cost.  A leasing alternative is also available.

8.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in allowance for doubtful accounts for accounts receivable  (in thousands) is as follows:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2008	$1,537	$987	$1,040	$1,484

2007	$1,491	$1,163	$1,117	$1,537

2006	$2,200	$590	$1,299	$1,491

9.       LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

2009	$23,857
2010	19,658
2011	8,572
2012	7,290
2013	4,834
Thereafter	34,748

A portion of the Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the residual guarantees are approximately $21.4 million and $36.3 million at December 31, 2008 and 2007, respectively. The Company expects its residual guarantees to approximate the expected market value at the end of the lease term.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2008	2007	2006

Revenue equipment rentals	$31,783	$33,546	$42,129
Building and lot rentals	3,884	4,067	3,508
Other equipment rentals	2,097	2,759	3,311
	$37,764	$40,372	$48,948

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

10.       INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31, 2008, 2007 and 2006 is comprised of:

(in thousands)	2008	2007	2006

Federal, current	$(208)	$(6,202)	$784
Federal, deferred	(10,901)	(498)	3,415
State, current	72	(78)	138
State, deferred	(1,755)	1,198	245
	$(12,792)	$(5,580)	$4,582

Income tax expense from continuing operations varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2008, 2007 and 2006 as follows:

(in thousands)	2008	2007	2006

Computed "expected" income tax expense	$(23,164)	$(7,809)	$1,120
State income taxes, net of federal income tax effect	(2,316)	(781)	96
Per diem allowances	2,769	2,371	2,233
Tax contingency accruals	13	(105)	470
Nondeductible foreign operating loss	298	290	294
Nondeductible goodwill impairment	9,498	-	-
Other, net	110	454	369
Actual income tax expense	$(12,792)	$(5,580)	$4,582

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007

Net deferred tax assets:
Allowance for doubtful accounts	$412	$378
Insurance and claims	11,087	10,469
Net operating loss carryovers	13,625	2,601
Investments	163	163
Other accrued liabilities	988	910
Other, net	2,221	1,245
Total net deferred tax assets	28,496	15,766

Net deferred tax liabilities:
Property and equipment	(56,865)	(51,773)
Intangible and other assets	(1,797)	(1,952)
Prepaid expenses	(2,374)	(1,459)
Total net deferred tax liabilities	(61,036)	(55,184)

Net deferred tax liability	$(32,540)	$(39,418)

Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not that the Company will realize the benefits of the deductible differences at December 31, 2008. However, there can be no assurance that the Company will meet our forecasts of future income.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of December 31, 2007, the Company had a $2.6 million liability recorded for unrecognized tax benefits, which included interest and penalty of $0.7 million.  As of December 31, 2008, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.8 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

The following tables summarize the annual activity related to the Company's gross unrecognized tax benefits (in thousands) for the years ended December 31, 2008 and 2007:

	2008	2007
Balance as of January 1,	$1,923	$2,295
Increases related to prior year tax positions	206	53
Decreases related to prior year positions	(3)	(439)
Increases related to current year tax positions	17	159
Decreases related to settlements with taxing authorities	(28)	(69)
Decreases related to lapsing of statute of limitations	(144)	(76)
Balance as of December 31,	$1,971	$1,923

If recognized, $1.8 million and $1.7 million of unrecognized tax benefits would impact the Company's effective tax rate as of December 31, 2008 and 2007 respectively. Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate. In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The gross amount of interest and penalties accrued was approximately $0.8 million as of December 31, 2008 and 2007, of which $0.1 million and $0.3 million were recognized in 2008 and 2007, respectively.

The Company's 2004 through 2008 tax years remain subject to examination by the IRS for U.S. federal tax purposes, the Company's major taxing jurisdiction. In the normal course of business, the Company is also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the more likely than not outcome of known tax contingencies. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution. The Company does not expect any significant increases or decreases for uncertain income tax positions during the next twelve months.

At December 31, 2008, the Company has net operating loss carryforwards for federal income tax purposes of approximately $10.3 million, which are available to offset future federal taxable income, if any, through 2028.  In addition, the Company has state net operating loss carryforwards and state tax credits with potential tax benefits of approximately $3.3 million, net of federal income tax benefit; these carryforwards expire over various periods based on jurisdiction.

11.    STOCK REPURCHASE PLAN

In May 2007, the Board of Directors approved an extension of the Company's previously approved stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during 2008, 2007 or 2006.  The stock repurchase plan expires June 30, 2009.  Our Credit Agreement prohibits the repurchase of any shares.

12.    DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan under which all of its employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. The Company may make discretionary contributions as determined by a committee of its Board of Directors. The Company contributed approximately $1.3 million in 2008 and approximately $1.2 million in 2007 and 2006, to the profit sharing and savings plan.  The Board approved the suspension of employee matching "discretionary" contributions to be made beginning early in 2009 for an indefinite time period.

13.    RELATED PARTY TRANSACTIONS

Transactions involving related parties are as follows:

The Company provides transportation services to Transplace. During 2008, 2007, and 2006, gross revenue from services provided to Transplace was approximately $26.2 million, $16.0 million, and $12.9 million, respectively. The accounts receivable balance as of December 31, 2008 was approximately $4.7 million. During the first quarter of 2005, the Company loaned Transplace approximately $2.7 million. Transplace paid down $0.1 million of principal and all accumulated accrued interest through September 14, 2006 during September 2006.  The remaining $2.6 million, 6% interest-bearing note matures January 2009, an extension of the original January 2007 maturity date.

A company wholly owned by a relative of a significant shareholder and executive officer operated a "company store" on a rent-free basis in the Company's headquarters building, and used Covenant service marks on its products at no cost. The "company store" ceased operations in 2008.  The Company pays fair market value for all supplies that are purchased which totaled approximately $45,000, $117,000 and $163,000 in 2008, 2007, and 2006 respectively.

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

With the Company's acquisition of Star (see Note 15) on September 14, 2006, it assumed an interest rate swap agreement which became effective September 2005.  Under this swap contract, the Company paid interest expense at a fixed rate of 5.36% and receive interest income at a variable rate of LIBOR plus 1.25%. This swap was terminated in December 2006.

In 2001, the Company entered into two $10.0 million notional amount cancelable interest rate swap agreements to manage the risk of variability in cash flows associated with floating-rate debt.  Due to the counter-parties' imbedded options to cancel, these derivatives did not qualify, and were not designated as hedging instruments under SFAS No. 133. Consequently, these derivatives were marked to fair value through earnings, in other expense in the accompanying consolidated statements of operations.  At December 31, 2006, the swap agreements had expired and there was no liability. The derivative activity, as reported in the consolidated financial statements for the year ended December 31, 2006 is summarized in the following table:

(in thousands)	2006

Net liability for derivatives at January 1,	$(13)

Gain in value of derivative instruments that did not qualify as hedging instruments	13

Net liability for derivatives at December 31,	$-

From time to time, the Company enters into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur. As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Pursuant to FASB Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company conducted goodwill impairment testing in light of the current diminished market conditions and declining market outlook for its Star Transportation operating subsidiary, which was acquired in September of 2006. Because we identified an indication of potential impairment, we engaged an independent third party to assist us in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, or $1.75 per basic and diluted share, non-cash goodwill impairment charge, recorded in the fourth quarter of 2008. There was no tax benefit associated with this nondeductible charge.

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

The Company uses purchase commitments through suppliers to reduce a portion of its cash flow exposure to fuel price fluctuations.

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in thousands except per share amounts)

Quarters ended	Mar. 31, 2008	June 30, 2008	Sep. 30, 2008	Dec. 31, 2008

Freight revenue	$148,596	$160,451	$162,901	$143,862
Operating loss	(9,594)	(256)	(720)	(45,109)
Net loss	(7,821)	(2,349)	(3,416)	(39,805)
Basic and diluted loss per share	(0.56)	(0.17)	(0.24)	(2.83)

(in thousands except per share amounts)

Quarters ended	Mar. 31, 2007	June 30, 2007	Sep. 30, 2007	Dec. 31, 2007

Freight revenue	$143,542	$151,033	$148,531	$159,524
Operating income (loss)	(2,744)	(11,072)	(2,168)	5,302
Net income (loss)	(2,070)	(11,257)	(3,575)	176
Basic and diluted earnings (loss) per share	(0.15)	(0.80)	(0.25)	0.01