Form 10-Q
period 2009-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2009-05-15
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2009).
  Class A Common Stock, $.01 par value: 11,699,182 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART 1 - FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2009 (unaudited)	December 31, 2008
Current assets:
Cash and cash equivalents	$19,534	$6,300
Accounts receivable, net of allowance of $1,469 in 2009 and $1,484 in 2008	58,293	72,635
Drivers' advances and other receivables, net of allowance of $2,843 in 2009 and $2,794 in 2008	5,597	6,402
Inventory and supplies	3,754	3,894
Prepaid expenses	7,573	8,921
Assets held for sale	12,295	21,292
Deferred income taxes	3,896	7,129
Income taxes receivable	-	717
Total current assets	110,942	127,290

Property and equipment, at cost	347,812	352,857
Less accumulated depreciation and amortization	(121,226)	(116,839)
Net property and equipment	226,586	236,018

Goodwill	11,539	11,539
Other assets, net	18,818	18,829
Total assets	$367,885	$393,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$152	$85
Current maturities of acquisition obligation	167	250
Current maturities of long-term debt	65,857	59,083
Accounts payable and accrued expenses	30,986	33,214
Current portion of insurance and claims accrual	16,236	16,811
Total current liabilities	113,398	109,443

Long-term debt	91,665	107,956
Insurance and claims accrual, net of current portion	14,020	15,869
Deferred income taxes	33,580	39,669
Other long-term liabilities	1,890	1,919
Total liabilities	254,553	274,856

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 11,699,182 shares outstanding as of March 31, 2009 and December 31, 2008	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	91,968	91,912
Treasury stock at cost; 1,769,908 shares as of March 31, 2009 and December 31, 2008	(21,007)	(21,007)
Retained earnings	42,212	47,756
Total stockholders' equity	113,332	118,820
Total liabilities and stockholders' equity	$367,885	$393,676
The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2009	2008
Revenue:
Freight revenue	$122,129	$148,596
Fuel surcharge revenue	11,647	33,078
Total revenue	133,776	181,674

Operating expenses:
Salaries, wages, and related expenses	54,819	66,677
Fuel expense	29,132	63,458
Operations and maintenance	9,115	10,991
Revenue equipment rentals and purchased transportation	18,401	20,346
Operating taxes and licenses	3,060	3,359
Insurance and claims	5,921	7,970
Communications and utilities	1,665	1,757
General supplies and expenses	5,792	5,793
Depreciation and amortization, including gains and losses on disposition of equipment	11,016	10,917
Total operating expenses	138,921	191,268
Operating loss	(5,145)	(9,594)
Other (income) expenses:
Interest expense	2,876	2,282
Interest income	(51)	(87)
Other	(31)	(33)
Other expenses, net	2,794	2,162
Loss before income taxes	(7,939)	(11,756)
Income tax benefit	(2,396)	(3,935)
Net loss	$(5,543)	$(7,821)

Loss per share:

Basic and diluted loss per share:	$(0.39)	$(0.56)

Basic and diluted weighted average common shares outstanding	14,049	14,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Unaudited and in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity	Comprehensive Loss
	Class A	Class B

Balances at December 31, 2008	$135	$24	$91,912	$(21,007)	$47,755	$118,819

Reversal of previously recognized SFAS No. 123R stock-based employee compensation cost	-	-	(45)	-	-	(45)
Amortization of restricted stock awards			101			101

Net loss	-	-	-	-	(5,543)	(5,543)	(5,543)

Comprehensive loss for three months ended March 31, 2009							$(5,543)

Balances at March 31, 2009	$135	$24	$91,968	$(21,007)	$42,212	$113,332

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands)

	Three months ended March 31, (unaudited)
	2009	2008
Cash flows from operating activities:
Net loss	$(5,543)	$(7,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	188	317
Depreciation and amortization	10,890	11,534
Amortization of deferred financing fees	184	81
Deferred income taxes (benefit)	(2,856)	407
Non-cash stock compensation (reversal), net	56	(224)
Loss (gain) on disposition of property and equipment	126	(617)
Changes in operating assets and liabilities:
Receivables and advances	15,792	(7,575)
Prepaid expenses and other assets	1,395	(5,126)
Inventory and supplies	132	(208)
Insurance and claims accrual	(2,424)	516
Accounts payable and accrued expenses	(1,937)	10,114
Net cash flows provided by operating activities	16,003	1,398

Cash flows from investing activities:
Acquisition of property and equipment	(6,065)	(3,127)
Proceeds from disposition of property and equipment	13,373	6,702
Payment of acquisition obligation	(83)	(83)
Net cash flows provided by investing activities	7,225	3,492

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	67	(4,154)
Proceeds from issuance of debt	158,172	19,500
Repayments of debt	(167,689)	(19,514)
Debt refinancing costs	(544)	-
Net cash used in financing activities	(9,994)	(4,168)

Net change in cash and cash equivalents	13,234	722

Cash and cash equivalents at beginning of period	6,300	4,500

Cash and cash equivalents at end of period	$19,534	$5,222

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2008 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date.  These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.                      Liquidity

As discussed in Note 10, the Company has an $85.0 million Credit Agreement with a group of banks under which the Company had approximately $40.5 million in letters of credit and $6.3 million of borrowings outstanding as of March 31, 2009.  The Credit Agreement (as defined in Note 10) contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and total indebtedness. The Company was in compliance with its Credit Agreement covenants as of March 31, 2009.

On March 27, 2009, the Company obtained an amendment to its Credit Agreement, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR (Earnings Before Interest, Taxes, Depreciation, Amortization and Rent) portion of the fixed charge coverage ratio definition by $3,000,000 for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) set a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased our letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, the Company agreed to the increases in interest rates and fees described above and paid fees of approximately $544,000.

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

Note 3.                      Comprehensive Loss

Comprehensive loss generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive loss for the three month periods ended March 31, 2009 and 2008 equaled net loss.

Note 4.                      Segment Information

We have two reportable segments – Asset Based Truckload Services ("Truckload") and our brokerage operation, Covenant Transport Solutions, Inc ("Solutions").  Solutions has grown since it's inception in the second quarter of 2006.  In previous periods, Solutions had not reached the quantitative threshold requiring separate disclosure.  However, we believe that it will exceed the 10% quantitative threshold provisions of paragraph 18 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") during 2009.  Management expects that this segment will continue to be of material size in future periods.

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The three operating fleets that comprise our Truckload segment are as follows: 1. Covenant Transport, Inc. provides expedited long haul, dedicated, and solo-driver service. 2. Southern Refrigerated Transportation, Inc., or SRT provides primarily temperature-controlled service to food, cosmetics, pharmaceutical, and other companies requiring temperature-protected equipment and 3. Star Transportation, Inc. provides regional solo-driver service, with operations concentrated in the southeastern United States.

The Solutions segment generates the majority of our non-trucking revenues and provides freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our asset based subsidiaries.

"Unallocated Corporate Overhead"  includes  expenses  that   are incidental  to  our  activities and are not  attributable  directly to  one  of  the operating  segments.  We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.   We have intersegment sales and expense transactions, however the way that we account for them does not require the elimination of revenues or expenses between our segments in the tables below.

The following tables summarize our segment information:

(in thousands)	Three months ended March 31,
	2009	2008
Revenues:

Asset Based Truckload Services	$122,996	$171,704
Covenant Transport Solutions, Inc	10,780	9,970

Total	$133,776	$181,674
Operating Loss:

Asset Based Truckload Services	$(1,684)	$(4,322)
Covenant Transport Solutions, Inc	(174)	(121)
Unallocated Corporate Overhead	(3,287)	(5,151)

Total	$(5,145)	$(9,594)

Note 5.                      Basic and Diluted Loss per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the three months ended March 31, 2009 and 2008, excludes all unexercised shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2009	2008
Numerator:
Net loss	$(5,543)	$(7,821)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,049	14,026
Effect of dilutive securities:
Employee stock options	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,049	14,026
Net loss per share:
Basic and diluted loss per share:	$(0.39)	$(0.56)

Note 6.                      Share-Based Compensation

The Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan") permits annual awards of shares of the Company's Class A common stock to executives, other key employees, and non-employee directors under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 1,000,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At March 31, 2009, 102,606 of these 1,000,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS No. 123R") using the modified prospective method. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense / (benefit) for each of the three months ended March 31, 2009 and 2008 of approximately $56,260 and ($224,000), respectively. The ($224,000) benefit recorded in the three months ended March 31, 2008 resulted from the reversal of previously recorded stock compensation expense related to prior years’ performance-based restricted stock and stock option issuances for which the Company now considers it improbable of meeting the required performance-based criteria for the potential future vesting of such securities.

The following tables summarize our stock option activity for the three months ended March 31, 2009:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the period	1,096	$13.43	55 months	$-
Options granted	-	-
Options exercised	-	-
Options forfeited	4	$9.25
Options expired	46	$16.48
Outstanding at end of period	1,046	$13.31	51 months	$-

Exercisable at end of period	938	$13.81	46 months	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. No options were granted during the three months ended March 31, 2009 or 2008.

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

The following tables summarize the Company's restricted stock award activity for the three months ended March 31, 2009:

	Number of stock awards	Weighted average grant date fair value
Unvested at January 1, 2009	766,199	$9.14
Granted	-	-
Vested	-	-
Forfeited	84,833	$11.06
Unvested at March 31, 2009	681,366	$8.93

As of March 31, 2009, the Company had no unrecognized compensation expense related to stock options or restricted stock awards which is probable to be recognized in the future.

On May 5, 2009, at the annual meeting, the Company’s stockholders approved an amendment to the 2006 Plan, which among other things, (i) provides that the maximum aggregate number of shares of Class A common stock available for the grant of awards under the 2006 Plan from and after such annual meeting date shall not exceed 700,000, and (ii) limits the shares of Class A common stock that shall be available for issuance or reissuance under the 2006 Plan from and after such annual meeting date to the additional 700,000 shares reserved, plus any expirations, forfeitures, cancellations, or certain other terminations of such shares.

Note 7.                      Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The Company was required to adopt the provisions of FIN 48, effective January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007. As of March 31, 2009, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.9 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

If recognized, $1.8 million of unrecognized tax benefits would impact the Company's effective tax rate as of March 31, 2009. Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate. In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The gross amount of interest and penalties accrued was approximately $0.9 million as of March 31, 2009, of which a minimal amount was recognized in the three months ended March 31, 2009.

The Company's 2005 through 2008 tax years remain subject to examination by the IRS for U.S. federal tax purposes, the Company's only major taxing jurisdiction. In the normal course of business, the Company is also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the more likely than not outcome of known tax contingencies. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution. The Company does not expect any significant increases or decreases for uncertain income tax positions during the next twelve months.

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at March 31, 2009, because the Company believes that it is more likely than not that the future benefit of the deferred tax assets will be realized.

Note 8.                      Derivative Instruments

The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices. Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. At March 31, 2009, there were no outstanding derivatives.

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

Note 10.                      Long-Term Debt

Current and long-term debt consisted of the following at March 31, 2009 and December 31, 2008:

(in thousands)	March 31, 2009		December 31, 2008
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$6,262	$-	$3,807
Revenue equipment installment notes; weighted average interest rate of 6.0% and 5.65% at March 31, 2009, and December 31, 2008, respectively, due in monthly installments with final maturities at various dates ranging from July 2009 to June 2012, secured by related revenue equipment	65,492	82,463	58,718	101,118
Real estate note; interest rate of 4.0%	365	2,940	365	3,031
Total debt	$65,857	$91,665	$59,083	$107,956

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

The Credit Agreement is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Borrowers to request an increase in the revolving credit facility of up to $50.0 million. Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans". As of March 31, 2009, base rate loans accrued interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusted quarterly between 0.625% and 1.375% based on average pricing availability.  LIBOR loans accrued interest at LIBOR plus an applicable margin that adjusted quarterly between 2.125% and 2.875% based on average pricing availability.  The applicable margin was 4.0% at March 31, 2009.  The Credit Agreement includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Agreement from time to time. The unused line fee adjusted quarterly between 0.25% and 0.375% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Agreement exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Agreement. The obligations of the Borrowers under the Credit Agreement are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Borrowers' assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through the Company's $200.0 million line of credit from Daimler Truck Financial.

Borrowings under the Credit Agreement are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Agreement, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate. The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment.  The Company had approximately $6.3 million in borrowings outstanding under the Credit Agreement as of March 31, 2009, and had undrawn letters of credit outstanding of approximately $40.5 million.  At December 31, 2008, the Company had undrawn letters of credit outstanding of approximately $40.6 million.

The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the Lenders' commitments may be terminated. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant became effective October 31, 2008 and the Company was in compliance at March 31, 2009.

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

Pricing for the Daimler Facility is at (i) quoted by Daimler at the funding of each group of equipment and consists of fixed annual rates for new equipment under retail installment contracts and (ii) a rate of 6% annually on used equipment financed on June 30, 2008.  Approximately $148.0 million was reflected on our balance sheet under the Daimler Facility at March 31, 2009.   The notes included in the Daimler funding are due in monthly installments with final maturities at various dates ranging from July 2009 to June 2012.  The Daimler Facility contains certain requirements regarding payment, insurance of collateral, and other matters, but does not have any financial or other material covenants or events of default.

Additional borrowings under the Daimler Facility are available to fund new tractors expected to be delivered in 2009.  Following relatively modest capital expenditures in 2007 and in the first half of 2008, we increased net capital expenditures in the last half of 2008 and we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 9 to 15 months consistent with our expected tractor replacement cycle.  The Daimler Facility includes a commitment to fund most or all of the expected tractor purchases.  The annual interest rate on the new equipment is approximately 200 basis points over the like-term rate for U.S. Treasury Bills, and the advance rate is 100% of the tractor cost.  A leasing alternative is also available.

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

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for under SFAS No. 133, and their effect on the entity's financial position, financial performance and cash flows.  The provisions of SFAS No. 161 became effective at the beginning of our 2009 fiscal year.  The Company adopted SFAS No. 161 as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R. Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

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

Note 13.                      Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2009 presentation.  The reclassifications did not affect shareholders' equity or net loss reported.

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

Except for certain historical information contained herein, this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and "likely," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors that could cause or contribute to such differences including, but not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2008, as supplemented in Part II below.

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

As stated in our year-end release, our overriding goal for 2009 is to generate an annual profit.  Toward that end, we are undertaking strict cost controls and managing the size of our fleet to reflect available freight.  Although we believe our goal remains achievable, it has become increasingly more difficult to reach.  We have made the following assumptions, among others, in establishing our goal:

•	Industry-wide truckload freight tonnage will decline significantly versus 2008 in the first three quarters of 2009, before approaching 2008 levels in the fourth quarter;
•	Freight rates will need to hold steady and by the second half slightly increase;
•	Certain cost savings initiatives previously identified and recently developed are successfully and rapidly implemented and we do not experience upward pressure on driver compensation;
•
Uncertainty will persist regarding the availability of credit for our customers, their ability to make payments when due, additional pressures on our customer's cost structures, and additional pressures on our own expenses;

•
The reduction of our consolidated fleet size by approximately 200 tractors in the first quarter of 2009, any further reductions required later in the year, and an increase in the full-year average percentage of team-driven tractors in our fleet will limit the negative effects of rate pressure and decreased shipments such that our revenue per tractor per week will be similar to 2007;

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

For the three months ended March 31, 2009, total revenue decreased $47.9 million, or 26.4%, to $133.8 million from $181.7 million in the 2008 period. Freight revenue, which excludes revenue from fuel surcharges, decreased $26.5 million, or 17.8%, to $122.1 million in the 2009 period from $148.6 million in the 2008 period.  We experienced a net loss of $5.5 million, or ($0.39) per share, for the first three months of 2009, compared with a net loss of $7.8 million, or ($0.56) per share, for the first three months of 2008.

For the three months ended March 31, 2009, average freight revenue per tractor per week, our primary measure of asset productivity, decreased 8.2%, to $2,756 in the first three months of 2009 compared to $3,001 in the same period of 2008.  The decrease was primarily generated by a 6.0% decrease in average miles per tractor and a 3.4% decrease in our average freight revenue per total mile resulting from weak freight demand, excess tractor and trailer capacity in the truckload industry, and significant rate pressure from customers and freight brokers.

Segment Revenue

We operate two distinct, but complementary, business segments. Our Asset Based Truckload Services segment generates the majority of our revenue by transporting, or arranging transportation of, freight for our customers.  Generally, we are paid by the mile or by the load for our services.  The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment.  These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, competition, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

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

Our Solutions segment generates the majority of our non-trucking revenues and provides freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight brokerage service they provide. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our asset based subsidiaries.

RESULTS OF SEGMENT OPERATIONS

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

 The following tables summarize our segment information:

(in thousands except per share data)	Three months ended March 31,
	2009	2008
Revenues:

Asset Based Truckload Services	$122,996	$171,704
Covenant Transport Solutions, Inc	10,780	9,970

Total	$133,776	$181,674
Operating Loss:

Asset Based Truckload Services	$(1,684)	$(4,322)
Covenant Transport Solutions, Inc	(174)	(121)
Unallocated Corporate Overhead	(3,287)	(5,151)

Total	$(5,145)	$(9,594)

Our total consolidated operating revenues decreased to $133.8 million for the first quarter 2009, a 26.4% decrease from $181.7 million in the first quarter 2008.  Lower fuel prices resulted in fuel surcharge revenues of $11.6 million during the current quarter, compared with $33.1 million in 2008.  If fuel surcharge revenues were excluded from both periods, the decrease of 2009 revenue from 2008 was 17.8%.  The decreased level of revenue, excluding fuel surcharge, was primarily attributable to lower load volumes in our Asset Based Truckload Services segment.  The significant decline in revenues was primarily a result of our ongoing strategy to reduce the size of the segment’s tractor fleet due to weaker demand brought about by the current economic recession.  The average tractor fleet declined from 3,553 units to 3,159 units.

Our Asset Based Truckload Services segment revenue decreased 28.4%, to $123.0 million during the first quarter 2009, compared with $171.7 million in 2008.  This decrease in segment revenue was primarily a result of the reduction in fuel costs and fuel surcharge revenue as well as a decrease in fleet size.  Operating loss of the segment improved to a $1.7 million loss in the first quarter 2009, from a $4.3 million loss in 2008, primarily due to cost savings initiatives.

Our Solutions segment revenue grew 8.1%, to $10.8 million in the first quarter 2009, from $10.0 million in 2008, which was primarily attributable to increased load volume from both new and existing customers.  Operating loss for our Solution's segment was $174,000 in 2009, compared to an operating loss of $121,000 in the 2008.

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

Revenue Equipment

At March 31, 2009, we operated approximately 3,086 tractors and 8,289 trailers. Of such tractors, approximately 2,414 were owned, 596 were financed under operating leases, and 76 were provided by independent contractors, who own and drive their own tractors. Of such trailers, approximately 2,595 were owned and approximately 5,694 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.  At March 31, 2009, our fleet had an average tractor age of 2.1 years and an average trailer age of 4.5 years.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	41.0	36.7	Salaries, wages, and related expenses	44.9	44.9
Fuel expense	21.8	34.9	Fuel expense (1)	14.3	20.4
Operations and maintenance	6.8	6.0	Operations and maintenance	7.5	7.3
Revenue equipment rentals and purchased transportation	13.8	11.2	Revenue equipment rentals and purchased transportation	15.1	13.7
Operating taxes and licenses	2.3	1.8	Operating taxes and licenses	2.5	2.3
Insurance and claims	4.4	4.4	Insurance and claims	4.8	5.4
Communications and utilities	1.2	1.0	Communications and utilities	1.4	1.2
General supplies and expenses	4.3	3.3	General supplies and expenses	4.7	4.0
Depreciation and amortization	8.2	6.0	Depreciation and amortization	9.0	7.3
Total operating expenses	103.8	105.3	Total operating expenses	104.2	106.5
Operating loss	(3.8)	(5.3)	Operating loss	(4.2)	(6.5)
Other expense, net	2.1	1.2	Other expense, net	2.3	1.5
Loss before income taxes	(5.9)	(6.5)	Loss before income taxes	(6.5)	(8.0)
Income tax benefit	(1.8)	(2.2)	Income tax benefit	(2.0)	(2.7)
Net loss	(4.1)%	(4.3)%	Net loss	(4.5)%	(5.3)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($11.6 million and $33.1 million in the three months ended March 31, 2009 and 2008, respectively).

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 TO THREE MONTHS ENDED MARCH 31, 2008

For the quarter ended March 31, 2009, total revenue decreased $47.9 million, or 26.4%, to $133.8 million from $181.7 million in the 2008 period. Total revenue includes $11.6 million and $33.1 million of fuel surcharge revenue in the 2009 and 2008 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharges) decreased $26.5 million, or 17.8%, to $122.1 million in the three months ended March 31, 2009, from $148.6 million in the same period of 2008. Average freight revenue per tractor per week, our primary measure of asset productivity, decreased 8.2% to $2,756 in the 2009 period from $3,001 in the 2008 period. The decrease was primarily generated by a 6.0% decrease in average miles per tractor, as well as a 3.4% decrease in our average freight revenue per total mile resulting from weak freight demand, excess tractor and trailer capacity in the truckload industry, and significant rate pressure from customers and freight brokers. We continued to constrain the size of our tractor fleet to achieve greater fleet utilization and attempt to improve profitability.  Weighted average tractors decreased 11.1% to 3,159 in the 2009 period from 3,553 in the 2008 period.

Our Solutions revenue increased approximately 8.1% to $10.8 million in the 2009 period from $10.0 million in the 2008 period, due to an increase in brokerage loads to 6,242 in the 2009 period from 5,601 loads in the 2008 period.  Although revenue from freight brokers was not significantly different during the quarter compared with the first quarter of 2008, the revenue per mile from freight brokers was in large part less compensatory, as the spot market was practically non-existent.

Salaries, wages, and related expenses decreased $11.9 million, or 17.8%, to $54.8 million in the 2009 period, from $66.7 million in the 2008 period. As a percentage of freight revenue, salaries, wages, and related expenses remained constant at 44.9% in the 2009 and 2008 periods. Driver pay decreased $9.9 million to $35.3 million in the 2009 period, from $45.2 million in the 2008 period. The decrease was partially attributable to lower driver wages as more drivers have opted onto our driver per diem pay program. Our payroll expense for employees, other than over-the-road drivers, decreased approximately $1.0 million to $10.0 million from $10.9 million partially due to a reduction in non-driver work force comparable to the percentage reduction in tractor fleet and pay reduction.

Fuel expense, net of fuel surcharge revenue of $11.6 million in the 2009 period and $33.1 million in the 2008 period, decreased $12.9 million, or 42.4%, to $17.5 million in the 2009 period, from $30.4 million in the 2008 period. As a percentage of freight revenue, net fuel expense decreased to 14.3% in the 2009 period from 20.4% in the 2008 period.  Fuel surcharges amounted to $0.135 per total mile in the 2009 period compared to $0.319 per total mile in the 2008 period.  In addition to lower diesel fuel prices, a reduction of 15.5 million Company truck miles and multiple operating improvements, as described below, that improved fuel efficiency contributed to these decreases.

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

We have established several initiatives to combat the cost of fuel.  We have invested in auxiliary power units for a percentage of our fleet and we are evaluating the payback on additional units where idle time is already lower. We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include a minimum combined rate and assumed fuel surcharge component.  This combination of initiatives contributed to a significant improvement in fleet wide average fuel mileage.  We will continue to review shipper's overall freight rate and fuel surcharge program.  Fuel costs may continue to be affected in the future by price fluctuations, volume purchase commitments, the terms and collectibility of fuel surcharges, the percentage of miles driven by independent contractors, and lower fuel mileage due to government mandated emissions standards that have resulted in less fuel efficient engines. At March 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased $1.9 million to $9.1 million in the 2009 period from $11.0 million in the 2008 period. The decrease resulted primarily from a smaller tractor fleet.  As a percentage of freight revenue, operations and maintenance increased to 7.5% in the 2009 period from 7.3% in the 2008 period due to a slightly older tractor fleet.

Revenue equipment rentals and purchased transportation decreased $1.9 million, or 9.6%, to $18.4 million in the 2009 period, from $20.3 million in the 2008 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 15.1% in the 2009 period from 13.7% in the 2008 period. Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary were $9.2 million in the 2009 period, compared to $8.2 million in the 2008 period. Tractor and trailer equipment rental and other related expenses decreased $0.9 million, to $7.1 million compared with $8.0 million in the same period of 2008. We had financed approximately 596 tractors and 5,694 trailers under operating leases at March 31, 2009, compared with 703 tractors and 6,205 trailers under operating leases at March 31, 2008. Payments to independent contractors decreased $2.1 million, or 50.2%, to $2.1 million in the 2009 period from $4.2 million in the 2008 period, mainly due to a decrease in the independent contractor fleet.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.

Operating taxes and licenses decreased $0.3 million, or 8.9%, to $3.1 million in the 2009 period from $3.4 million in the 2008 period. As a percentage of freight revenue, operating taxes and licenses increased to 2.5% in the 2009 period from 2.3% in the 2008 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $2.0 million, or 25.7%, to approximately $5.9 million in the 2009 period from approximately $8.0 million in the 2008 period. As a percentage of freight revenue, insurance and claims decreased to 4.8% in the 2009 period from 5.4% in the 2008 period.

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

Communications and utilities expense decreased to $1.7 million in the 2009 period from $1.8 million in the 2008 period.  As a percentage of freight revenue, communications and utilities increased to 1.4% in the 2009 period from 1.2% in the 2008 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, remained constant at $5.8 million in the 2009 and 2008 periods. As a percentage of freight revenue, general supplies and expenses increased to 4.7% in the 2009 period from 4.0% in the 2008 period. The increase as a percentage of revenue, was primarily due to increased accounting fees, which increased $0.4 million to $0.6 million in 2009, compared to $0.2 million in 2008.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $0.1 million, or 0.9%, to $11.0 million in the 2009 period from $10.9 million in the 2008 period. As a percentage of freight revenue, depreciation and amortization increased to 9.0% in the 2009 period from 7.3% in the 2008 period. The increase was primarily driven by lower asset utilization, which spread this fixed cost over less revenue, combined with higher equipment costs and lower salvage values.

The other expense category includes interest expense and interest income.  Other expense, net, increased $0.6 million, to $2.8 million in the 2009 period from $2.2 million in the 2008 period, due to higher interest rates.

Our income tax benefit was $2.4 million for the 2009 period compared to $3.9 million for the 2008 period. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure implemented in 2001.  Due to the nondeductible effect of per diem, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced net losses of $5.5 million and $7.8 million in the 2009 and 2008 periods, respectively. As a result of the foregoing, our net loss as a percentage of freight revenue improved (4.5%) in the 2009 period from (5.3%) in the 2008 period.

LIQUIDITY AND CAPITAL RESOURCES

Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, and secured installment notes with finance companies.  Our primary sources of liquidity at March 31, 2009, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes (each as defined in Note 10 to our consolidated condensed financial statements contained herein), and operating leases of revenue equipment. Based on our expected financial condition, results of operation, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated financial condition, results of operations, and cash flows, continued availability under our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $16.0 million in the 2009 period and $1.4 million in the 2008 period. Our cash from operating activities was higher in 2009, primarily due to improved collection of receivables which resulted in an approximately $23.4 million increase in cash from operating activities in the 2009 period.  This improvement was offset partially by less efficient payment of payables and accrued liabilities, which resulted in an approximate $12.1 million decrease in cash from operating activities in the 2009 period as compared to the 2008 period.

Net cash provided by investing activities was $7.2 million in the 2009 period and $3.5 million in the 2008 period. The increase in net cash provided by investing activities was primarily the result of an increase in our proceeds from the sale of revenue equipment.  We currently project net capital expenditures for 2009 will be in the range of $50 to $60 million; however, such projection is subject to a number of uncertainties, including our plans for equipment replacement and fleet size for 2009, which are still being finalized, as well as the prices obtained for used equipment and prices paid for new equipment.

Net cash used in financing activities was $10.0 million in the 2009 period compared to $4.2 million in the 2008 period. In 2008, we entered into the new Daimler Facility.  At March 31, 2009, the Company had outstanding balance sheet debt of $157.7 million, primarily consisting of $148.0 million drawn under the Daimler Facility and approximately $6.3 million from the Credit Agreement.  At March 31, 2009, interest rates on this debt ranged from 4.0% to 6.3%.  At March 31, 2009, we had approximately $28.2 million of available borrowing remaining under our Credit Agreement.

We have a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during the first quarter of 2009.  At March 31, 2009, there were 1,154,100 shares still available to purchase under this plan, which expires June 30, 2009.  However, our Credit Agreement prohibits the repurchase of any shares.

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

The Credit Agreement is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Borrowers to request an increase in the revolving credit facility of up to $50.0 million. Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans". As of March 31, 2009, base rate loans accrued interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusted quarterly between 0.625% and 1.375% based on average pricing availability.  LIBOR loans accrued interest at LIBOR plus an applicable margin that adjusted quarterly between 2.125% and 2.875% based on average pricing availability.  The applicable margin was 4.0% at March 31, 2009.  The Credit Agreement includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Agreement from time to time. The unused line fee adjusted quarterly between 0.25% and 0.375% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Agreement exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Agreement. The obligations of the Borrowers under the Credit Agreement are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Borrowers' assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through our $200.0 million line of credit from Daimler Truck Financial.

Borrowings under the Credit Agreement are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Agreement, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate. The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment.  We had approximately $6.3 million in borrowings outstanding under the Credit Agreement as of March 31, 2009, and had undrawn letters of credit outstanding of approximately $40.5 million.

The Credit Agreement includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Agreement may be accelerated, and the Lenders' commitments may be terminated. The Credit Agreement contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Agreement contains a single financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant became effective October 31, 2008, we were in compliance at March 31, 2009, and such covenant was thereafter amended as described below.

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

Daimler Facility

On June 30, 2008, we secured a $200.0 million line of credit from Daimler Truck Financial (the "Daimler Facility").  The Daimler Facility is secured by both new and used tractors and is structured as a combination of retail installment contracts and TRAC leases.

Pricing for the Daimler Facility is (i) quoted by Daimler at the funding of each group of equipment and consists of fixed annual rates under retail installment contracts and (ii) a rate of 6% annually on used equipment financed on June 30, 2008.  Approximately $148.0 million was reflected on our balance sheet under the Daimler Facility at March 31, 2009.   The notes included in the Daimler funding are due in monthly installments with final maturities at various dates ranging from July 2009 to June 2012.  The Daimler Facility contains certain requirements regarding payment, insurance of collateral, and other matters, but does not have any financial or other material covenants or events of default.

Additional borrowings under the Daimler Facility are available to fund new tractors expected to be delivered in 2009.  Following relatively modest capital expenditures in 2007 and in the first half of 2008, we increased net capital expenditures in the last half of 2008 and we expect net capital expenditures (primarily consisting of revenue equipment) to increase significantly over the next 9 to 15 months consistent with our expected tractor replacement cycle.  The Daimler Facility includes a commitment to fund most or all of the expected tractor purchases.  The annual interest rate on the new equipment is approximately 200 basis points over the like-term rate for U.S. Treasury Bills, and the advance rate is 100% of the tractor cost.  A leasing alternative is also available.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate. At March 31, 2009, we had financed approximately 596 tractors and 5,694 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $7.1 million in the first quarter of 2009, compared to $8.0 million in the first quarter of 2008.  The total amount of remaining payments under operating leases as of March 31, 2009, was approximately $91.0 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of March 31, 2009, the maximum amount of the residual value guarantees was approximately $21.9 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 11, "Recent Accounting Pronouncements," of the consolidated condensed financial statements attached hereto. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist.  Expected future cash flows are used to analyze whether an impairment has occurred.  If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  We measure the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. We recorded impairment charges in 2008. During 2008, due to the softening of the market for used equipment, we recorded a $15.8 million asset impairment charge to write down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009 and tractors that are in-use expected to be traded or sold in 2009 or 2010.

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

Assets Held For Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell these assets within twelve months. During 2008, due to the softening of the market for used revenue equipment, we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter and $5.2 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009.  There have been no indicators triggering an evaluation for impairment during the 2009 period.

Accounting for Investments

We have an investment in Transplace, Inc. ("Transplace"), a global transportation logistics service. We account for this investment using the cost method of accounting, with the investment included in other assets. We continue to evaluate this cost method investment in Transplace for impairment due to declines considered to be other than temporary. This impairment evaluation includes general economic and company-specific evaluations. If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in the consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established. As of March 31, 2009, no such charge had been recorded. However, we will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, we loaned Transplace approximately $2.7 million. The 6% interest-bearing note receivable matures January 2011, an extension of the original January 2007 maturity date. Based on the borrowing availability and recent operating results of Transplace, we do not believe there is any impairment of this note receivable.

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

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We renewed our casualty program as of March 2009.  We are self-insured for personal injury and property damage claims for amounts up to the first $4.0 million.  Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted income and prior years' taxable income, no valuation reserve has been established at March 31, 2009, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized. However, there can be no assurance that we will meet our forecasts of future income.

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

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for under SFAS No. 133, and their effect on the entity's financial position, financial performance and cash flows.  The provisions of SFAS No. 161 became effective at the beginning of our 2009 fiscal year.  The Company adopted SFAS No. 161 as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R. Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the consolidated financial statements.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of March 31, 2009, 39% of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007. Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts. These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases. We currently do not have any fuel hedging contracts in place. If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2009 were covered by volume purchase commitments. Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures. The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

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

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of March 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Agreement.  Borrowings under the Credit Agreement are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrued interest at a base rate equal to the Agent's prime rate plus an applicable margin that is adjusted quarterly between 0.625% and 1.375% based on average pricing availability. LIBOR loans accrued interest at LIBOR plus an applicable margin that is adjusted quarterly between 2.125% and 2.875% based on average pricing availability.  The applicable margin was 4.0% at March 31, 2009.  At March 31, 2009, we had $6.3 million in borrowings outstanding under the Credit Agreement.

On March 27, 2009, we obtained an amendment to our Credit Agreement, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3,000,000 for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) set a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased our letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  Assuming variable rate borrowings under our Credit Agreement at March 31, 2009 levels, a one percentage point increase in interest rates could increase our annual interest expense by approximately $63,000.

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

ITEM 1A.
RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Form 10-K for the year ended December 31, 2008, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. In addition to the risk factors set forth in our Form 10-K, we believe that the following additional issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook:

We depend on the proper functioning and availability of our information systems and a system failure or inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operation.
We depend on the proper functioning and availability of our information systems, including financial reporting and operating systems, in operating our business. Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. We have begun a multi-year project to upgrade the hardware and software of our information systems. If any of our critical information systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe.  Any system failure, delays or complications in the upgrade, security breach, or other system failure could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(1)	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(1)	Amended and Restated Bylaws dated December 6, 2007
10.1	#
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 27, 2009 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation

10.2	#	Description of Covenant Transportation Group, Inc. 2009 Voluntary Incentive Opportunity, dated March 31, 2009
10.3	#	Description of Covenant Transportation Group, Inc. 2009 Named Executive Officer Bonus Program, dated March 31, 2009
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer

References:
(1)	Incorporated by reference to Form 10-K, filed March 17, 2008 (SEC Commission File No. 000-24960).
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 15, 2009	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer
in his capacity as such and on behalf of the issuer.