Form 10-Q
period 2009-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2009-08-12
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 3, 2009).
                    Class A Common Stock, $.01 par value: 11,830,103 shares
                    Class B Common Stock, $.01 par value:  2,350,000 shares

PART I FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2009 (unaudited)	December 31,2008
Current assets:
Cash and cash equivalents	$11,789	$6,300
Accounts receivable, net of allowance of $1,244 in 2009 and $1,484 in 2008	62,503	72,635
Drivers' advances and other receivables, net of allowance of $2,877 in 2009 and $2,794 in 2008	6,186	6,402
Inventory and supplies	3,829	3,894
Prepaid expenses	9,100	8,921
Assets held for sale	13,210	21,292
Deferred income taxes	1,164	7,129
Income taxes receivable	256	717
Total current assets	108,037	127,290

Property and equipment, at cost	364,346	352,857
Less accumulated depreciation and amortization	(122,944)	(116,839)
Net property and equipment	241,402	236,018

Goodwill	11,539	11,539
Other assets, net	18,390	18,829
Total assets	$379,368	$393,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$2,719	$85
Current maturities of acquisition obligation	83	250
Current maturities of long-term debt	68,529	59,083
Accounts payable and accrued expenses	32,405	33,214
Current portion of insurance and claims accrual	13,679	16,811
Total current liabilities	117,415	109,443

Long-term debt	107,122	107,956
Insurance and claims accrual, net of current portion	12,174	15,869
Deferred income taxes	30,386	39,669
Other long-term liabilities	1,860	1,919
Total liabilities	268,957	274,856

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 11,739,182 and 11,699,182 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	135	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	91,718	91,912
Treasury stock at cost; 1,729,908 shares as of June 30, 2009 and 1,769,908 as of December 31, 2008	(20,532)	(21,007)
Retained earnings	39,066	47,756
Total stockholders' equity	110,411	118,820
Total liabilities and stockholders' equity	$379,368	$393,676

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)

	2009	2008	2009	2008

Revenue:
Freight revenue	$129,247	$160,451	$251,376	$309,046
Fuel surcharge revenue	14,835	48,275	26,482	81,353
Total revenue	$144,082	$208,726	$277,858	$390,399

Operating expenses:
Salaries, wages, and related expenses	53,558	66,939	108,377	133,616
Fuel expense	34,160	78,732	63,293	142,190
Operations and maintenance	8,685	10,855	17,800	21,845
Revenue equipment rentals and purchased transportation	18,493	23,273	36,894	43,619
Operating taxes and licenses	2,986	3,391	6,046	6,751
Insurance and claims	8,917	5,981	14,838	13,951
Communications and utilities	1,439	1,660	3,103	3,417
General supplies and expenses	5,669	6,259	11,461	12,052
Depreciation and amortization, including gains and losses on disposition of equipment	10,812	11,892	21,828	22,808
Total operating expenses	144,719	208,982	283,640	400,249
Operating loss	(637)	(256)	(5,782)	(9,850)
Other (income) expenses:
Interest expense	3,315	2,198	6,191	4,480
Interest income	(47)	(67)	(98)	(155)
Other	(47)	(31)	(78)	(63)
Other expenses, net	3,221	2,100	6,015	4,262
Loss before income taxes	(3,858)	(2,356)	(11,797)	(14,112)
Income tax benefit	(712)	(7)	(3,107)	(3,942)
Net loss	$(3,146)	$(2,349)	$(8,690)	$(10,170)

Loss per share:
Basic and diluted loss per share	$(0.22)	$(0.17)	$(0.62)	$(0.73)

Basic and diluted weighted average common shares outstanding	14,076	14,028	14,063	14,027

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Unaudited and in thousands)

	Common Stock
	Class A	Class B	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balances at December 31, 2008	$135	$24	$91,912	$(21,007)	$47,756	$118,820

Issuance of restricted stock to non-employee directors from treasury stock	-	-	(375)	475	-	100

SFAS No. 123R stock-based employee compensation cost	-	-	181	-	-	181

Net loss	-	-	-	-	(8,690)	(8,690)

Balances at June 30, 2009	$135	$24	$91,718	$(20,532)	$39,066	$110,411

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands)

	Six months ended June 30, (unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(8,690)	$(10,170)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Provision for losses on accounts receivable	382	538
Depreciation and amortization	21,867	22,712
Amortization of deferred financing fees	406	165
Deferred income taxes (benefit)	(3,320)	403
Stock based compensation expense (reversal)	281	(124)
(Gain) loss on disposition of property and equipment	(39)	96
Changes in operating assets and liabilities:
Receivables and advances	10,505	(18,005)
Prepaid expenses and other assets	(85)	(2,835)
Inventory and supplies	65	(362)
Insurance and claims accrual	(6,827)	(2,242)
Accounts payable and accrued expenses	654	8,019
Net cash flows provided by/(used in) operating activities	15,199	(1,805)

Cash flows from investing activities:
Acquisition of property and equipment	(39,800)	(8,391)
Proceeds from disposition of property and equipment	19,561	12,232
Net change in restricted cash and cash equivalents	-	(50,502)
Payment of acquisition obligation	(167)	(167)
Net cash flows used in investing activities	(20,406)	(46,828)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	2,634	(4,572)
Proceeds from issuance of debt	389,411	151,918
Repayments of debt	(380,799)	(94,179)
Debt refinancing costs	(550)	(190)
Net cash provided by financing activities	10,696	52,977

Net change in cash and cash equivalents	5,489	4,344

Cash and cash equivalents at beginning of period	6,300	4,500

Cash and cash equivalents at end of period	$11,789	$8,844

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2008 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date.  These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

The Company has evaluated certain events and transactions occurring after June 30, 2009 and through August 12, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our consolidated condensed financial statements for the period ended June 30, 2009.

Note 2.    Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt, which primarily consists of revenue equipment installment notes. Additionally, borrowings under the Company's revolving credit facility approximate fair value due to the variable interest rate on the facility.

Note 3.    Comprehensive Loss

Comprehensive loss generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive loss for the three and six month periods ended June 30, 2009 and 2008 equaled net loss.

Note 4.    Segment Information

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and our Brokerage Services, also known as Covenant Transport Solutions, Inc. ("Solutions").  Solutions has grown since its inception in the second quarter of 2006.  Unitl the first quarter of 2009, Solutions had not reached the quantitative threshold requiring separate disclosure.  However, we believe that it will exceed the 10% quantitative threshold provisions of paragraph 18 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") during 2009.  Management expects that this segment will continue to be of material size in future periods.

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. provides expedited long haul, dedicated, and solo-driver service; (ii) Southern Refrigerated Transportation, Inc., or SRT, which provides primarily temperature-controlled service to food, cosmetics, pharmaceutical, and other companies requiring temperature-protected equipment; and (iii) Star Transportation, Inc., which provides regional solo-driver service, with operations concentrated in the southeastern United States.

The Solutions segment provides freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our asset-based subsidiaries.

"Unallocated Corporate Overhead"  includes  expenses  that   are incidental  to  our  activities and are not  attributable  directly to  one  of  the operating  segments.  We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment.   We have intersegment sales and expense transactions; however, the way that we account for them does not require the elimination of revenues or expenses between our segments in the tables below.

The following tables summarize our segment information:

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Revenues:

Asset-Based Truckload Services	$132,420	$195,235	$255,416		$366,938
Brokerage Services	11,662	13,491	22,442		23,461

Total	$144,082	$208,726	$277,858		$390,399
Operating Income (Loss):

Asset-Based Truckload Services	$3,845	$1,248	$2,161	$	(3,075)
Brokerage Services	427	231	253		111
Unallocated Corporate Overhead	(4,909)	(1,735)	(8,196)		(6,886)

Total	$(637)	$(256)	$(5,782)		$(9,850)

Note 5.    Basic and Diluted Loss per Share

The Company applies the provisions of SFAS No. 128, Earnings per Share, which requires it to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the three and six months ended June 30, 2009 and 2008, excludes all unexercised options and unvested shares, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands, except per share data)	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(3,146)	$(2,349)	$(8,690)	$(10,170)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,076	14,028	14,063	14,027
Effect of dilutive securities:
Employee stock options and restricted stock awards	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,076	14,028	14,063	14,027
Net loss per share:
Basic and diluted loss per share:	$(0.22)	$(0.17)	$(0.62)	$(0.73)

Note 6.    Share-Based Compensation

On May 5, 2009, at the annual meeting, the Company's stockholders approved an amendment to the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan"), which among other things, (i) provides that the maximum aggregate number of shares of Class A common stock available for the grant of awards under the 2006 Plan from and after such annual meeting date shall not exceed 700,000, and (ii) limits the shares of Class A common stock that shall be available for issuance or reissuance under the 2006 Plan from and after such annual meeting date to the additional 700,000 shares reserved, plus any expirations, forfeitures, cancellations, or certain other terminations of such shares.

The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, non-employee directors and eligible participants under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 700,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At June 30, 2009, 622,427 of these 700,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense/(benefit) for the three months ended June 30, 2009 and 2008 of approximately $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2009 and 2008 of approximately $0.3 million and ($0.1) million, respectively. The ($0.1) million benefit recorded in the six months ended June 30, 2008 resulted from $0.1 million of compensation expense, off-set by the ($0.2) million reversal of previously recorded stock compensation expense related to prior years' performance-based restricted stock and stock option issuances for which the Company considered it improbable of meeting the required performance-based criteria for the potential future vesting of such awards.

The following tables summarize our stock option activity for the six months ended June 30, 2009:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at beginning of the period	1,096	$13.43	50 months

Options granted	-	-
Options exercised	-	-
Options forfeited	5	$9.28
Options expired	96	$14.52
Outstanding at end of period	995	$13.34	50 months

Exercisable at end of period	889	$13.87	45 months

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. No options were granted during the six months ended June 30, 2009 or 2008.

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

The Company issues several types of share-based compensation, including awards that vest based on service, market and performance conditions or a combination of these conditions. Performance-based awards vest contingent upon meeting certain earnings-per-share targets selected by the Compensation Committee. Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee. Determining the appropriate amount to expense is based on likelihood of achievement of the stated targets and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate.

The following tables summarize the Company's restricted stock award activity for the six months ended June 30, 2009:

	Number of stock awards (in thousands)	Weighted average grant date fair value
Unvested at January 1, 2009	766	$9.14
Granted	209	$2.10
Vested	(152)	$3.24
Forfeited	(111)	$10.20
Unvested at June 30, 2009	712	$8.19

As of June 30, 2009, the Company had no unrecognized compensation expense related to stock options or restricted stock awards which is probable to be recognized in the future.

Note 7.    Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.

As of June 30, 2009, the Company had a $2.8 million liability recorded for unrecognized tax benefits, including interest and penalties of $1.1 million, of which a minimal amount was recognized in the six months ended June 30, 2009. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

If recognized, $1.8 million of unrecognized tax benefits would impact the Company's effective tax rate as of June 30, 2009. Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate. In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted taxable income and prior years' taxable income, no valuation allowance has been established at June 30, 2009, because the Company believes that it is more likely than not that the future benefit of the deferred tax assets will be realized.

Note 8.    Derivative Instruments

The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices. Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. At June 30, 2009, there were no outstanding derivatives.

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

Note 9.    Property and Equipment

Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Depreciation of revenue equipment is the Company's largest item of depreciation. The Company generally depreciates new tractors (excluding day cabs) over five years to salvage values of 5% to 31% and new trailers over seven to ten years to salvage values of 26% to 43%.  The Company annually reviews the reasonableness of its estimates regarding useful lives and salvage values of its revenue equipment and other long-lived assets based upon, among other things, its experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in the Company's estimates, could have a material effect on its results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated condensed statements of operations.

Note 10.    Debt

Current and long-term debt consisted of the following at June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009		December 31, 2008
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$6,701	$-	$3,807
Revenue equipment installment notes with finance companies; weighted average interest rate of 6.19% and 5.65% at June 30, 2009 and December 31, 2008, respectively, due in monthly installments with final maturities at various dates ranging from July 2009 to June 2012, secured by related revenue equipment	68,164	97,572	58,718	101,118
Real estate note; interest rate of 4.0%	365	2,849	365	3,031
Total debt	$68,529	$107,122	$59,083	$107,956

In September 2008, the Company entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation ("Textron"), collectively with the Agent, and JPM (the "Lenders"), that matures September 2011 (the "Credit Facility").

The Credit Facility is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $50.0 million. The Credit Facility includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time to time.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans". Base rate loans accrued interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusted quarterly based on average pricing availability.  LIBOR loans accrued interest at LIBOR plus an applicable margin that adjusted quarterly based on average pricing availability. The unused line fee is adjusted quarterly based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Company’s assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through revenue equipment installment notes provided by the captive financial subsidiaries of our primary revenue equipment suppliers.

On March 27, 2009, the Company obtained an amendment to its Credit Facility, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3.0 million for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) sets a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased the Company's letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, the Company agreed to the increases in interest rates and fees described above and paid fees of approximately $0.5 million.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate. The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment.  The Company had approximately $6.7 million in borrowings outstanding under the Credit Facility as of June 30, 2009, undrawn letters of credit outstanding of approximately $45.7 million and available borrowing capacity of $25.9 million.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated. The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility, as amended, contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant became effective October 31, 2008 and the Company was in compliance at June 30, 2009.

Pricing for the revenue equipment installment notes are quoted by the respective financial subsidiaries of our primary revenue equipment suppliers at the funding of each group of equipment and consists of fixed annual rates for new equipment under retail installment contracts.  Approximately $165.7 million was reflected on these installment notes at June 30, 2009.   The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2009 to June 2012.  The notes contain certain requirements regarding payment, insurance of collateral, and other matters, but do not have any financial or other material covenants or events of default. Additional borrowings from the captive financial subsidiaries of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2009 and 2010.

Note 11.    Recent Accounting Pronouncements

In June 2009, the FASB   issued   Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FAS 168"). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("FAS 167"). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. FAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. FAS 167 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("FAS 166"). On and after the effective date of FAS 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. FAS 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. FAS 166 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events ("FAS 165"). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not affect the Company’s consolidated condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect the Company’s consolidated condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161") which amends and expands the disclosure requirements of SFAS No. 133, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for under SFAS No. 133, and their effect on the entity's financial position, financial performance and cash flows.  The Company adopted SFAS No. 161 as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company’s consolidated condensed financial statements.

In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1").  FSP 157-1 amends the scope of FASB Statement No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  SFAS No. 157-1 is effective on initial adoption of FASB Statement No. 157.  The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.  Also, in February 2008, the FASB issued Staff Position No. 157-2, ("FSP 157-2"), which delayed the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the remaining provisions of SFAS 157 as of January 1, 2009. The adoption of FSP-157-1 and FSP-157-2 did not have a significant impact on the Company's consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 141R. Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company’s consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company’s consolidated condensed financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS 157"), which provides guidance on how to measure assets and liabilities at fair value. SFAS 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. Portions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  The adoption of SFAS 157 did not have a significant impact on the Company's consolidated condensed financial statements.

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

Note 13.    Reclassifications

Certain reclassifications have been made to the prior years' consolidated condensed financial statements to conform to the 2009 presentation.  The reclassifications did not affect shareholders' equity or net loss reported.

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

Executive Overview

We are the eleventh largest truckload carrier in the United States measured by fiscal 2008 revenue, based on industry information provided by Transport Topics, a publication of the American Trucking Associations, Inc.  We focus on targeted markets where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  We also generate revenue through a subsidiary that provides freight brokerage services.

Our overriding goal for 2009 is to generate a profit for 2009.  However, because of the magnitude of year-over-year reductions in freight rates and our results for the first six months of 2009, the probability of achieving this goal has been reduced.  In the near term, we continue to expect to record a profit for the final six months of 2009.  Toward that end, we are undertaking strict cost controls and managing the size of our fleet to reflect available freight.  Based on second quarter results, to attain profitability for the second half of 2009, we have made the following assumptions:

•	Freight rates hold steady in the second half, and we slightly improve utilization sequentially for our remaining fleet of tractors for the remainder of 2009;
•
Certain cost savings initiatives previously identified and recently developed are successfully and rapidly implemented, we are able to implement additional identified cost-savings, and we do not experience upward pressure on driver compensation;

•
Financing under our Credit Facility, financing provided by the financial subsidiaries of certain of our revenue equipment suppliers and other sources remains available under terms substantially similar to the current terms, taking into account the recent amendment to the Credit Facility;

•	Net fuel costs in 2009 remain at or below current levels on a full-year basis and our fuel surcharge recovery percentage does not deteriorate;
•
Our frequency and severity of accident and workers' compensation claims, and associated accrual amounts, remain consistent with the average level over the past three years; and we avoid multiple large casualty claims;

•	The used equipment market does not deteriorate below current levels;
•	We do not incur any non-cash impairment charges; and
•	The legal and regulatory framework applicable to our business (including applicable tax laws and emissions regulations) remains substantially the same.

To achieve profitability for the entire fiscal year would require success on the cost items, no large casualty claims, plus a near-term change in the freight environment that allows moderately higher freight rates and miles per truck, as well as the remaining items noted above.

The lackluster freight environment negatively impacted every subsidiary during the quarter.  We continued to reduce the size of our tractor fleet in an attempt to manage fleet utilization and improve profitability.  Weighted average tractors decreased 11.2% to 3,085 in the 2009 period from 3,473 in the 2008 period.  Our non-asset-based freight brokerage revenue declined year-over-year because of closure of a large company store in October 2008.  Since then, we have been expanding our network of agents, and we intend to increase our brokerage operations over time.

Our consolidated operating revenues decreased to $144.1 million for the second quarter of 2009, a 31.0% decrease from $208.7 million in the second quarter of 2008.  Similarly, consolidated operating revenues decreased to $277.9 million for the six months ended June 30, 2009, a 28.8% decrease from $390.4 million for the same period in 2008.  Lower fuel prices resulted in fuel surcharge revenues of $14.8 million during the second quarter of 2009, compared with $48.3 million for the second quarter of 2008.  Fuel surcharge revenues also decreased for the six months ended June 30, 2009 to $26.5 million, compared with $81.4 million for the same period in 2008.  Excluding fuel surcharge revenues, the decrease for the second quarter of 2009 from the second quarter of 2008 was 19.4%, while the decrease of revenue for the six months ended June 30, 2009 from the same period in 2008 was 18.7%.  The decreased level of revenue, excluding fuel surcharge, was primarily attributable to the reduction in the size of our fleet, as well as rate pressure from customers and fewer miles per tractor, all of which were caused by continued weak freight demand and excess tractor and trailer capacity in the truckload industry.  Average freight revenue per tractor per week, our primary measure of asset productivity, decreased 9.9%, to $2,932 for the quarter ended June 30, 2009, from $3,255 for the same period of 2008 and 9.1%, to $2,843 in the first six months of 2009, from $3,127 in the same period of 2008.  The quarterly decrease was primarily attributable to: (i) a 2.0% decrease in average miles per tractor, and (ii) an 8.1% decrease in our average freight revenue per total mile.

Segment Revenue

We operate two distinct, but complementary, business segments. Our asset-based truckload services segment consists of Covenant Transport, Inc., SRT, and Star Transportation.  This segment generates the majority of our revenue by transporting freight for our customers.  Generally, we are paid by the mile or by the load for our services.  The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of tractors operating, and the number of miles we generate with our equipment.  These factors relate to, among other things, the U.S. economy, inventory levels, the level of truck capacity in our markets, specific customer demand, competition, the percentage of team-driven tractors in our fleet, driver availability, and our average length of haul.

Our asset-based truckload services also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. We measure revenue before fuel surcharges, or "freight revenue," because we believe that fuel surcharges tend to be a volatile source of revenue. We believe the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period to period.

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

In our brokerage operations, also known as Covenant Transport Solutions, Inc., we derive revenue from arranging loads for other carriers.  We provide freight brokerage services directly and through freight brokerage agents, who are paid a commission for the freight brokerage service they provide. The brokerage segment has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of one of our asset-based subsidiaries.

RESULTS OF SEGMENT OPERATIONS

Comparison of Three and Six Months Ended June 30, 2009 to Three and Six Months Ended June 30, 2008

The following tables summarize our segment information:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:

Asset-Based Truckload Services	$132,420	$195,235	$255,416	$366,938
Brokerage Services	11,662	13,491	22,442	23,461

Total	$144,082	$208,726	$277,858	$390,399
Operating Income (Loss):

Asset-Based Truckload Services	$3,845	$1,248	$2,161	$(3,075)
Brokerage Services	427	231	253	111
Unallocated Corporate Overhead	(4,909)	(1,735)	(8,196)	(6,886)

Total	$(637)	$(256)	$(5,782)	$(9,850)

Our asset-based truckload services segment revenue decreased 32.2%, to $132.4 million during the second quarter 2009, compared with $195.2 million in 2008.  Similarly, this segment's revenue decreased 30.4%, to $255.4 million for the six month period ended June 30, 2009, compared to $366.9 million for the comparable period in 2008.  Lower fuel prices resulted in fuel surcharge revenue of $14.8 million in the second quarter of 2009 versus $48.3 million in the 2008 quarter and $26.5 million in the six months ended June 30, 2009, versus $81.4 million in the 2008 period.  The decrease in revenue is related to a decrease in miles, rates and utilization and a decrease in fleet size related to the weakened economy in 2009.  Excluding unallocated corporate overhead, operating income for the segment improved to $3.8 million for the second quarter of 2009, from $1.2 million for the same period of 2008, and increased to $2.1 million for the six months ended June 30, 2009 from a loss of $3.1 million for the same 2008 period primarily due to lower net fuel expense and cost savings initiatives.

Our brokerage segment revenue decreased 13.6%, to $11.7 million for the second quarter of 2009, from $13.5 million for the same period of 2008.  Brokerage revenue decreased 4.3% to $22.4 million for the six months ended June 30, 2009 compared to $23.5 million for the same period in the prior year.   The decreases were primarily attributable to a reduction in the portion of revenue attributable to fuel surcharges and less volume due to the closure of a large company store in October 2008.  Excluding unallocated corporate overhead, operating income for our brokerage segment was $0.4 million and $0.3 million for the three and six month periods ended June 30, 2009, respectively, compared to an operating income of $0.2 and $0.1 million for the comparable 2008 periods.  The increases are a result of freight mix and cost containment.

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

Revenue Equipment

At June 30, 2009, we operated 3,096 tractors and 8,135 trailers. Of such tractors, 2,427 were owned, 595 were financed under operating leases, and 74 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 2,443 were owned and 5,692 were financed under operating leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.  At June 30, 2009, our fleet had an average tractor age of 2.12 years and an average trailer age of 4.74 years.

Independent contractors (owner-operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing or leasing the tractor. The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation. Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractors, driver compensation, fuel, and other expenses are not incurred. Because obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, we evaluate our efficiency using net margin as well as operating ratio.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 TO THREE MONTHS ENDED JUNE 30, 2008

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended June 30,			Three months ended June 30,
	2009	2008		2009	2008
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	37.2	32.1	Salaries, wages, and related expenses	41.4	41.7
Fuel expense	23.7	37.7	Fuel expense (1)	15.0	19.0
Operations and maintenance	6.0	5.1	Operations and maintenance	6.7	6.7
Revenue equipment rentals and purchased transportation	12.8	11.2	Revenue equipment rentals and purchased transportation	14.3	14.5
Operating taxes and licenses	2.1	1.6	Operating taxes and licenses	2.3	2.1
Insurance and claims	6.2	2.9	Insurance and claims	6.9	3.7
Communications and utilities	1.0	0.8	Communications and utilities	1.1	1.2
General supplies and expenses	3.9	3.0	General supplies and expenses	4.4	3.9
Depreciation and amortization	7.5	5.7	Depreciation and amortization	8.4	7.4
Total operating expenses	100.4	100.1	Total operating expenses	100.5	100.2
Operating loss	(0.4)	(0.1)	Operating loss	(0.5)	(0.2)
Other expense, net	2.2	1.0	Other expense, net	2.5	1.3
Loss before income taxes	(2.6)	(1.1)	Loss before income taxes	(3.0)	(1.5)
Income tax expense (benefit)	(0.5)	(0.0)	Income tax expense (benefit)	(0.6)	(0.0)
Net loss	(2.1%)	(1.1%)	Net loss	(2.4%)	(1.5%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($14.8 million and $48.3 million in the three months ended June 30, 2009 and 2008, respectively).

For the quarter ended June 30, 2009, total revenue decreased $64.6 million, or 31.0%, to $144.1 million from $208.7 million in the 2008 period.  Total revenue includes $14.8 million and $48.3 million of fuel surcharge revenue in the 2009 and 2008 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge revenue) decreased $31.2 million, or 19.4%, to $129.2 million in the three months ended June 30, 2009, from $160.5 million in the same period of 2008, primarily attributable to an 11.2% decrease in weighted average tractors operating during the quarter and lower average freight revenue per tractor.  Average freight revenue per tractor per week, our primary measure of asset productivity, decreased 9.9%, to $2,932 for the quarter ended June 30, 2009, from $3,255 for the same period of 2008.  The decrease was primarily attributable to: (i) a 2.0% decrease in average miles per tractor, and (ii) an 8.1% decrease in our average freight revenue per total mile.

Salaries, wages, and related expenses decreased $13.4 million, or 20.0%, to $53.6 million in the 2009 period, from $66.9 million in the 2008 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased to 41.4% in the 2009 period, from 41.7% in the 2008 period.  Driver pay decreased $9.4 million to $37.3 million in the 2009 period, from $46.7 million in the 2008 period. The decrease was primarily attributable to lower driver wages as a result of the decrease in approximately 13.8 million company miles and a decrease in driver pay per mile.  Our payroll expense for employees, other than over-the-road drivers, decreased $1.1 million to $10.0 million from $11.1 million primarily due to staff reductions.  Additionally, workers' compensation and group health costs were $1.3 million and $0.4 million lower in the 2009 period than the 2008 period primarily as a result of reduced miles and head count.

Fuel expense, net of fuel surcharge revenue of $14.8 million in the 2009 period and $48.3 million in the 2008 period, decreased $11.1 million, or 36.5%, to $19.3 million in the 2009 period, from $30.5 million in the 2008 period. As a percentage of freight revenue, net fuel expense decreased to 15.0% in the 2009 period from 19.0% in the 2008 period.

The Company receives a fuel surcharge on its loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles, not the approximately 10.7% of non-revenue miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business during the second quarter relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the U.S. Department of Energy ("DOE") for the week prior to the shipment.  In times of rapidly escalating fuel prices, the lag time causes under-recovery.  Lag time was not a significant factor during the second quarter of 2009. At June 30, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

During the second quarter of 2009, the DOE's national average cost of diesel fuel decreased $2.07 per gallon compared with the second quarter of 2008.  On a gross basis, the Company's fuel expense decreased $44.6 million, or 56.6%, versus the second quarter of 2008, while miles operated by Company-owned trucks decreased approximately 12.9%. Accordingly, the Company's net cost of fuel decreased by $11.1 million, or approximately $0.08 per company-owned truck mile.  In addition to lower diesel fuel prices, a reduction of 13.8 million Company truck miles and multiple operating improvements, that improved fuel efficiency contributed to these decreases.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased $2.2 million to $8.7 million in the 2009 period from $10.9 million in the 2008 period. The decrease resulted from decreased tractor maintenance costs, as a result of fewer tractors, and less miles.  Additionally, tire expense decreased as a result of our tire replacement cycle whereby the expense in the 2008 period was $0.8 million more than the 2009 period.  Additionally, expenses related to tolls and unloading are less in the 2009 period than the 2008 period, due to the reduction in miles, and driver recruitment expenses are less as a result of the decreased demand for drivers.  As a percentage of freight revenue, operations and maintenance was 6.7% in both the 2009 and 2008 periods.

Revenue equipment rentals and purchased transportation decreased $4.8 million, or 20.5%, to $18.5 million in the 2009 period, from $23.3 million in the 2008 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 14.3% in the 2009 period from 14.5% in the 2008 period.  Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $9.7 million in the 2009 period, compared to $11.1 million in the 2008 period.  Tractor and trailer equipment rental and other related expenses decreased to $6.4 million in 2009 from $8.2 million in 2008.  We had 595 tractors and 5,692 trailers financed under operating leases at June 30, 2009, compared with 732 tractors and 6,120 trailers financed under operating leases at June 30, 2008.  Payments to independent contractors decreased $1.6 million, or 40.6%, to $2.4 million in the 2009 period from $4.0 million in the 2008 period, mainly due to a decrease in the size of the independent contractor fleet and the reduction in fuel costs which is a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by our brokerage segment and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.

Operating taxes and licenses decreased $0.4 million, or 12.0%, to $3.0 million in the 2009 period from $3.4 million in the 2008 period as a result of fewer licensed tractors. As a percentage of freight revenue, operating taxes and licenses increased to 2.3% in the 2009 period from 2.1% in the 2008 period.  The increase is the result of certain of these costs being fixed in nature, which were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $2.9 million, or 49.1%, to approximately $8.9 million in the 2009 period from approximately $6.0 million in the 2008 period.  The increase was the result of increased severity of accidents in the current quarter compared to the second quarter of 2008.  Insurance and claims expense was approximately $0.04 per mile worse at $0.096 per mile in the current quarter compared to $0.056 per mile for the second quarter of 2008.  The 2008 period included the benefit of a policy release premium refund equal to approximately $0.004 per mile.

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We renewed our casualty program as of April 1, 2009.  We are self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, workers' compensation up to the first $1.25 million and cargo up to the first $1.0 million. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense decreased to $1.4 million in the 2009 period from $1.7 million in the 2008 period.  As a percentage of freight revenue, communications and utilities decreased to 1.1% in the 2009 period from 1.2% in the 2008 period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.6 million to $5.7 million in the 2009 period from $6.3 million in the 2008 period.  As a percentage of freight revenue, general supplies and expenses increased to 4.4% in the 2009 period from 3.9% in the 2008 period.  The increase was primarily due to certain of these costs being fixed in nature, which were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.0 million, or 9.1%, to $10.8 million in the 2009 period from $11.9 million in the 2008 period primarily related to the sale of excess equipment and terminals.  During the second quarter of 2009 and 2008, we recorded a $0.2 million net gain and a $0.7 million net loss on sale of equipment, respectively.  As a percentage of freight revenue, depreciation and amortization increased to 8.4% in the 2009 period from 7.4% in the 2008 period, primarily because fixed costs were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net, increased $1.1 million, to $3.2 million in the 2009 period from $2.1 million in the 2008 period.  The increase is primarily attributable to higher interest costs in the 2009 period than the 2008 period.  While debt was lower during the second quarter of 2009 than the second quarter of 2008, the average interest rate on the Credit Facility, as amended, is higher than the rates in the 2008 period.

Our income tax benefit was approximately $0.7 million more for the 2009 period than the 2008 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced net losses of $3.1 million and $2.3 million in the 2009 and 2008 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue was (2.4%) in the 2009 period compared to (1.5%) in the 2008 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 TO SIX MONTHS ENDED JUNE 30, 2008

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Six months ended June 30,			Six months ended June 30,
	2009	2008		2009	2008
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	39.0	34.2	Salaries, wages, and related expenses	43.1	43.2
Fuel expense	22.8	36.4	Fuel expense (1)	14.6	19.7
Operations and maintenance	6.4	5.6	Operations and maintenance	7.1	7.0
Revenue equipment rentals and purchased transportation	13.3	11.2	Revenue equipment rentals and purchased transportation	14.7	14.1
Operating taxes and licenses	2.2	1.7	Operating taxes and licenses	2.4	2.2
Insurance and claims	5.3	3.6	Insurance and claims	5.9	4.5
Communications and utilities	1.1	0.9	Communications and utilities	1.2	1.2
General supplies and expenses	4.1	3.1	General supplies and expenses	4.6	3.9
Depreciation and amortization	7.9	5.8	Depreciation and amortization	8.7	7.4
Total operating expenses	102.1	102.5	Total operating expenses	102.3	103.2
Operating loss	(2.1)	(2.5)	Operating loss	(2.3)	(3.2)
Other expense, net	2.1	1.1	Other expense, net	2.4	1.4
Loss before income taxes	(4.2)	(3.6)	Loss before income taxes	(4.7)	(4.6)
Income tax expense (benefit)	(1.1)	(1.0)	Income tax expense (benefit)	(1.2)	(1.3)
Net loss	(3.1%)	(2.6%)	Net loss	(3.5%)	(3.3%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($26.5 million and $81.4 million in the six months ended June 30, 2009 and 2008, respectively).

For the six months ended June 30, 2009, total revenue decreased $112.5 million, or 28.8%, to $277.9 million from $390.4 million in the 2008 period.  Total revenue includes $26.5 million and $81.4 million of fuel surcharge revenue in the 2009 and 2008 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue (total revenue less fuel surcharge revenue) decreased $57.7 million, or 18.7%, to $251.4 million in the six months ended June 30, 2009, from $309.0 million in the same period of 2008, primarily attributable to an 11.1% decrease in weighted average tractors operating during the six months and lower average freight revenue per tractor.  Average freight revenue per tractor per week, our primary measure of asset productivity, decreased 9.1%, to $2,843 in the first six months of 2009 from $3,127 in the same period of 2008.  The decrease was primarily generated by a 4.0% decrease in average miles per tractor and a 5.9% decrease in our average freight revenue per total mile resulting from weak freight demand, excess tractor and trailer capacity in the truckload industry, and significant rate pressure from customers and freight brokers.

Salaries, wages, and related expenses decreased $25.2 million, or 18.9%, to $108.4 million in the 2009 period, from $133.6 million in the 2008 period.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 43.1% in the 2009 period, from 43.2% in the 2008 period.  Driver pay decreased $19.3 million to $72.6 million in the 2009 period, from $91.9 million in the 2008 primarily attributable to a 30.8 million reduction in truck miles and a decrease in driver pay per mile.  Our payroll expense for employees, other than over-the-road drivers, decreased $2.1 million to $20.0 million from $22.1 million primarily due to staff reductions.  Additionally, workers' compensation and group health costs were $1.0 million and $0.5 million lower in the 2009 period than the 2008 period primarily as a result of reduced miles and head count.

Fuel expense, net of fuel surcharge revenue of $26.5 million in the 2009 period and $81.4 million in the 2008 period, decreased $24.0 million, or 39.5%, to $36.8 million in the 2009 period, from $60.8 million in the 2008 period.  As a percentage of freight revenue, net fuel expense decreased to 14.6% in the 2009 period from 19.7% in the 2008 period.  In addition to lower diesel fuel prices, a reduction of 30.8 million Company truck miles and multiple operating improvements, as described above, that improved fuel efficiency contributed to these decreases.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased $4.0 million to $17.8 million in the 2009 period from $21.8 million in the 2008 period.  The decrease resulted from decreased tractor maintenance costs, as a result of fewer tractors, and less miles.  Additionally, tire expense decreased as a result of our tire replacement cycle whereby the expense in the 2008 period was $1.2 million more than the 2009 period.  Additionally, expenses related to tolls and unloading are less in the 2009 period than the 2008 period, due to the reduction in miles, and driver recruitment expenses are less as a result of the decreased demand for drivers.  As a percentage of freight revenue, operations and maintenance remained essentially constant at 7.1% in the 2009 period from 7.0% in the 2008 period.

Revenue equipment rentals and purchased transportation decreased $6.7 million, or 15.4%, to $36.9 million in the 2009 period, from $43.6 million in the 2008 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 14.7% in the 2009 period from 14.1% in the 2008 period.  Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $18.9 million in the 2009 period, compared to $19.3 million in the 2008 period. Tractor and trailer equipment rental and other related expenses decreased $2.7 million, to $13.5 million compared with $16.2 million in the same period of 2008.  We had 595 tractors and 5,692 trailers financed under operating leases at June 30, 2009, compared with 732 tractors and 6,120 trailers financed under operating leases at June 30, 2008.  Payments to independent contractors decreased $3.8 million, or 45.5%, to $4.4 million in the 2009 period from $8.2 million in the 2008 period, mainly due to a decrease in the size of the independent contractor fleet and the reduction in fuel costs which is a component of the related expense.

Operating taxes and licenses decreased $0.7 million, or 10.4%, to $6.1 million in the 2009 period from $6.8 million in the 2008 period, as a result of fewer licensed tractors.  As a percentage of freight revenue, operating taxes and licenses increased to 2.4% in the 2009 period from 2.2% in the 2008 period.  The increase is the result of certain of these costs being fixed in nature, which were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $0.9 million, or 6.4%, to approximately $14.8 million in the 2009 period from approximately $14.0 million in the 2008 period.  As a percentage of freight revenue, insurance and claims increased to 5.9% in the 2009 period from 4.5% in the 2008 period.  The increase is a result of increased severity of certain claims during the period partially offset by claims that settled for less than amounts previously reserved.

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

Communications and utilities expense decreased to $3.1 million in the 2009 period from $3.4 million in the 2008 period.  As a percentage of freight revenue, communications and utilities remained relatively consistent at 1.2% in the 2009 and 2008 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.6 million to $11.5 million in the 2009 period from $12.1 million in the 2008 period.  As a percentage of freight revenue, general supplies and expenses increased to 4.6% in the 2009 from 3.9% in the 2008 period.  The increase was primarily due to certain of these costs being fixed in nature, which were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.0 million, or 4.3%, to $21.8 million in the 2009 period from $22.8 million in the 2008 period, primarily related to the sale of excess equipment and terminals.  During the first six months of 2009 and 2008, we recorded a net gain of $0.04 million and net loss of $0.1 million on sale of equipment, respectively. As a percentage of freight revenue, depreciation and amortization increased to 8.7% in the 2009 period from 7.4% in the 2008 period, primarily because fixed costs were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net, increased $1.7 million, to $6.0 million in the 2009 period from $4.3 million in the 2008 period.  The increase is primarily attributable to higher interest costs in the 2009 period than the 2008 period.  While debt was lower during the 2009 period than the 2008 period, the average interest rate on the Credit Facility, as amended, is higher than the rates in the 2008 period.

Our income tax benefit was $3.1 million for the 2009 period compared to $3.9 million for the 2008 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced net losses of $8.7 million and $10.2 million in the 2009 and 2008 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue increased to (3.5%) in the 2009 period from (3.3%) in the 2008 period.

LIQUIDITY AND CAPITAL RESOURCES

Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, and secured installment notes with finance companies.  Our primary sources of liquidity at June 30, 2009, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes (each as defined in Note 10 to our consolidated condensed financial statements contained herein), and operating leases of revenue equipment. Based on our expected financial condition, results of operation, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months. On a longer term basis, based on anticipated financial condition, results of operations, and cash flows, continued availability under our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $15.2 million in the 2009 period compared to net cash used in operating activities of $1.8 million in the 2008 period. Our cash from operating activities was higher in 2009, primarily due to the reduction in receivables as a result of the dramatic decrease in fuel surcharges period over period, which resulted in an approximate $28.5 million increase in cash from operating activities in the 2009 period.   This improvement was offset partially by less efficient payment of payables, accrued liabilities, and payments for insurance and claims accruals, which reduced cash flow from operating activities by $12.0 million in the 2009 period as compared to the 2008 period.

Net cash used in investing activities was $20.4 million in the 2009 period compared to $46.8 million in the 2008 period.  The decrease in net cash used in investing activities was primarily the result of the use of $50.5 million in the second quarter of 2008 to establish cash collateral for letters of credit required by the Credit Facility, which has since been amended.  This decrease from 2008 to 2009 was partially offset by an increase in our acquisition of revenue equipment.  Based on our perception that sequential freight demand decreases have flattened, we have no current plans to further reduce our expected 2009 new tractor purchases. Our annual tractor fleet plan for 2009 now includes the purchase of approximately 950 tractors and disposal of approximately 1,250 tractors, for expected full-year net capital expenditures of approximately $50 million to $60 million.  In this depressed freight economy, we are continuously evaluating our tractor replacement cycle and new tractor purchase requirements.  With an average fleet age of only 25 months, we have significant flexibility to manage our fleet.  We have the ability to cancel tractor orders within specified notice periods, although any cancellations would affect the availability of trade slots to dispose of used tractors, which could affect expected proceeds of disposition.

Net cash provided by financing activities was $10.7 million in the 2009 period compared to $53.0 million in the 2008 period.  For the 2009 period, net borrowings were $8.6 million compared to $57.7 million for the period ended 2008.  The decrease relates to borrowings to fund the aforementioned cash collateral in 2008, where there were no such borrowings in 2009 as a result of the elimination of this cash collateral requirement in connection with the amended Credit Facility.

We had a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during 2009, which expired on June 30, 2009.  Our Credit Facility now prohibits the repurchase of any shares, without obtaining approval from the lenders.

Material Debt Agreements

In September 2008, the Company entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation ("Textron"), collectively with the Agent, and JPM (the "Lenders"), that matures September 2011 (the "Credit Facility").

The Credit Facility is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time to time.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans". Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusted quarterly based on average pricing availability.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly based on average pricing availability.  The unused line fee is adjusted quarterly based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Company’s assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through revenue equipment installment notes provided by the captive financial subsidiaries of our primary revenue equipment suppliers.

On March 27, 2009, the Company obtained an amendment to its Credit Facility, which, among other things, (i) retroactively to January 1, 2009, amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3.0 million for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) sets a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased the Company's letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, the Company agreed to the increases in interest rates and fees described above and paid fees of approximately $0.5 million.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment.  The Company had approximately $6.7 million in borrowings outstanding under the Credit Facility as of June 30, 2009, undrawn letters of credit outstanding of approximately $45.7 million, and available borrowing capacity of $25.9 million.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility, as amended, contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant became effective October 31, 2008 and the Company was in compliance at June 30, 2009.

Pricing for the revenue equipment installment notes are quoted by the respective financial subsidiaries of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts.  Approximately $165.7 million was reflected on our balance sheet for these installment notes at June 30, 2009.  The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2009 to June 2012.  The notes contain certain requirements regarding payment, insurance of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the captive financial subsidiaries of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2009 and 2010.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At June 30, 2009, we had financed 595 tractors and 5,692 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the second quarter decreased to $6.4 million in 2009 from $8.2 million in 2008.  Our revenue equipment rental expense was $13.5 million in the six months period ended June 30, 2009 compared to $16.2 million in the six month period ended June 30, 2008.  The total amount of remaining payments under operating leases as of June 30, 2009, was approximately $91.0 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of June 30, 2009, the maximum amount of the residual value guarantees was approximately $26.2 million.  The present value of these future lease payments and their residual value guarantees was approximately $85.7 million at June 30, 2009.  To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Depreciation of Revenue Equipment

Depreciation is determined using the straight-line method over the estimated useful lives of the assets.  Depreciation of revenue equipment is our largest item of depreciation.  We generally depreciate new tractors (excluding day cabs) over five years to salvage values of 5% to 31% and new trailers over seven to ten years to salvage values of 26% to 43%.  We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in our useful life or salvage value estimates or fluctuations in market values that are not reflected in our estimates could have a material effect on our results of operations.  Gains and losses on the disposal of revenue equipment are included in depreciation expense in our consolidated statements of operations.

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist.  Expected future cash flows are used to analyze whether impairment has occurred.  If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  We measure the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate.  No related impairments were recorded in the first six months of 2008.  However, during the last six months of 2008, due to the softening of the market for used equipment, we recorded a $15.8 million asset impairment charge to write-down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009 and tractors that are in-use expected to be traded or sold in 2009 or 2010.  Our evaluation of the future cash flows compared to the carrying value of the related equipment in 2009 has not resulted in any additional impairment charges.

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

Assets Held For Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which are available and held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs.  We periodically review the carrying value of these assets for possible impairment.  We expect to sell these assets within twelve months.  No related impairments were recorded in the first six months of 2008.  However, during the last six months of 2008, due to the softening of the market for used revenue equipment, we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter and $5.2 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009.  There have been no indicators triggering an evaluation for impairment during the 2009 period, as evidenced by our minimal gains and losses on the disposal of revenue equipment.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and SFAS No. 144, we classify intangible assets into two categories: (i) intangible assets with definite lives subject to amortization, and (ii) goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. We perform our impairment tests of goodwill at the reporting unit level. The Company's reporting units are defined as its subsidiaries because each is a legal entity that is managed separately. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses.

Pursuant to SFAS 142, the Company conducted its 2009 annual impairment test for goodwill in the second quarter and did not identify any impairment.  Further, management's analyses have provided no impairment of definite lived intangible assets when tested pursuant to SFAS 144.  There were no impairments recorded in the first six months of 2008; however, in light of changes in market conditions and the related declining market outlook for the Star Transportation operating subsidiary noted in the fourth quarter of 2008, we engaged an independent third party to assist us in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, non-cash goodwill impairment charge, recorded in the fourth quarter of 2008. There was no tax benefit associated with this nondeductible charge.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 4 to 20 years.

Accounting for Investments

We have an investment in Transplace, Inc. ("Transplace"), a global transportation logistics service.  We account for this investment using the cost method of accounting, with the investment included in other assets.  We continue to evaluate this cost method investment in Transplace for impairment due to declines considered to be other than temporary.  This impairment evaluation includes general economic and company-specific evaluations.  If we determine that a decline in the cost value of this investment is other than temporary, then a charge to earnings will be recorded to other (income) expenses in the consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment will be established.  As of June 30, 2009, no such charge had been recorded.  We will continue to evaluate this investment for impairment on a quarterly basis.  Also, during the first quarter of 2005, we loaned Transplace approximately $2.7 million.  The 6% interest-bearing note receivable matures August 2011, an extension of the original January 2007 maturity date.  Based on our receipt of all accrued interest through December 2008 and the recent operating results of Transplace, we do not believe there is any impairment of this note receivable.

Insurance and Other Claims

The primary claims arising against the Company consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses.  The Company's insurance program involves self-insurance with high risk retention levels.  Because of the Company's significant self-insured retention amounts, it has exposure to fluctuations in the number and severity of claims and to variations between its estimated and actual ultimate payouts.  The Company accrues the estimated cost of the uninsured portion of pending claims.  Its estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  The Company has significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or the Company is required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of its insurance coverage, its profitability would be adversely affected.

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

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We renewed our casualty program as of April 1, 2009.  We are self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, workers' compensation up to the first $1.25 million and cargo up to the first $1.0 million.  Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

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

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income and prior years' taxable income, no valuation allowance has been established at June 30, 2009, because we believe that it is more likely than not that the future benefit of the deferred tax assets will be realized; however, there can be no assurance that we will meet our forecasts of future income.

While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves are in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") reflect the probable outcome of known tax contingencies.  The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution.

Performance-Based Employee Stock Compensation

Pursuant to SFAS No. 123R (revised 2004) Share-Base Payment ("SFAS No. 123R"), we estimate compensation expense that is recognized in our consolidated statements of operations for the fair value of employee stock-based compensation related to grants of performance-based stock options and restricted stock awards.  This estimate requires various subjective assumptions, including probability of meeting the underlying performance-based earnings per share targets, achieving certain market conditions based on the price of our Class A common stock and estimating forfeitures for service based awards.  If any of these assumptions change significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period.

Recent Accounting Pronouncements

In June 2009, the FASB   issued   Statement No. 168,     The     FASB     Accounting     Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FAS 168").  The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  FAS 168 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("FAS 167"). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. FAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. FAS 167 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("FAS 166").  On and after the effective date of FAS 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  FAS 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. FAS 166 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events ("FAS 165"). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of FAS 165 did not affect the Company’s consolidated condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP was effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP did not affect the Company’s consolidated condensed financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161") which amends and expands the disclosure requirements of SFAS No. 133, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for under SFAS No. 133, and their effect on the entity's financial position, financial performance and cash flows.  The Company adopted SFAS No. 161 as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company’s consolidated condensed financial statements.

In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1").  FSP 157-1 amends the scope of FASB Statement No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  SFAS No. 157-1 is effective on initial adoption of FASB Statement No. 157.  The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.  Also, in February 2008, the FASB issued Staff Position No. 157-2, ("FSP 157-2"), which delayed the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the remaining provisions of SFAS 157 as of January 1, 2009. The adoption of FSP-157-1 and FSP-157-2 did not have a significant impact on the Company's consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R").  This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company’s consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160").  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted SFAS No. 160 as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company’s consolidated condensed financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance on how to measure assets and liabilities at fair value. SFAS 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. Portions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  The adoption of SFAS 157 did not have a significant impact on the Company's consolidated condensed financial statements.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, the most significant effects of inflation have been on revenue equipment prices and fuel prices.  New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices.  The cost of fuel also has risen substantially over the past three years, although the rapid spike in fuel prices during the first half of 2008 has been reversed.  We attempt to limit the effects of inflation through increases in freight rates, certain cost control efforts, and limiting the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of June 30, 2009, 47% of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007.  Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

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

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter results have historically been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation.  During September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

From time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations.  In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis.  As of June 30, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Facility.  Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusts quarterly based on average pricing availability.  LIBOR loans accrue interest at LIBOR plus an applicable margin that adjusts quarterly based on average pricing availability.  The unused line fee is adjusts quarterly based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Company’s assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through revenue equipment installment notes provided by the captive financial subsidiaries of our primary revenue equipment suppliers.

On March 27, 2009, the Company obtained an amendment to its Credit Facility, which, among other things, (i) retroactively to January 1, 2009, amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3.0 million for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) sets a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased the Company's letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, the Company agreed to the increases in interest rates and fees described above and paid fees of approximately $0.5 million.  Assuming variable rate borrowings under our Credit Facility at June 30, 2009 levels, a one percentage point change in interest rates could impact our annual interest expense by approximately $0.1 million.

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

We depend on the proper functioning and availability of our information systems, including financial reporting and operating systems, in operating our business. Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. We have begun a multi-year project to upgrade the hardware and software of our information systems. If any of our critical information systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe.  Any system failure, delays, or complications in the upgrade, security breach, or other system failure could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

ITEM 4.
SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Covenant Transportation Group, Inc., was held on May 5, 2009, for the purposes of (i) electing five directors for one-year terms and (ii) approving an amendment to the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan, which, among other things, (a) provides that the maximum aggregate number of shares of Class A common stock available for the grant of awards under the Incentive Plan from and after the effective date of the Amendment shall not exceed 700,000, and (b) limits the shares of Class A common stock that shall be available for issuance or reissuance under such incentive plan from and after the effective date of the Amendment to the additional 700,000 shares reserved, plus any expirations, forfeitures, cancellations, or certain other terminations of such shares.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to the Board's proposals.  Each of the nominees for director as listed in the Definitive Proxy Statement filed with the SEC on April 10, 2009 (File No. 000-24960) was elected and the incentive plan amendment was approved.

The voting tabulation on the election of directors was as follows:
	Votes "FOR"	Votes "AGAINST"	ABSTENTIONS	BROKER NON-VOTES
David R. Parker	14,212,450	-	1,220,046	-
William T. Alt	14,271,516	-	1,160,980	-
Robert E. Bosworth	14,335,677	-	1,096,819	-
Bradley A. Moline	14,606,373	-	826,123	-
Niel B. Nielson	14,603,091	-	829,405	-

The voting tabulation on the amendment of the 2006 Omnibus Incentive Plan was as follows:
Votes "FOR"	Votes "AGAINST"	ABSTENTIONS	BROKER NON-VOTES
13,235,745	420,985	616,777	1,158,989

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(1)	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(1)	Amended and Restated Bylaws dated December 6, 2007
10.1	(2)	Covenant Transportation Group, Inc. Amended and Restated 2006 Omnibus Incentive Plan*
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer

References:
(1)	Incorporated by reference to Form 10-K, filed March 17, 2008 (SEC Commission File No. 000-24960).
(2)	Incorporated by reference to Schedule 14A, filed April 10, 2009 (SEC Commission File No. 000-24960)
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: August 12, 2009	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer
in his capacity as such and on behalf of the issuer.