Form 10-Q
period 2009-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2009-11-12
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 9, 2009).
 Class A Common Stock, $.01 par value: 11,840,568 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2009 (unaudited)	December 31,2008
Current assets:
Cash and cash equivalents	$7,132	$6,300
Accounts receivable, net of allowance of $1,434 in 2009 and $1,484 in 2008	63,719	72,635
Drivers' advances and other receivables, net of allowance of $2,897 in 2009 and $2,794 in 2008	3,631	4,818
Inventory and supplies	3,849	3,894
Prepaid expenses	7,742	8,921
Assets held for sale	9,946	21,292
Deferred income taxes	406	7,129
Income taxes receivable	-	717
Total current assets	96,425	125,706

Property and equipment, at cost	389,213	352,857
Less accumulated depreciation and amortization	(122,905)	(116,839)
Net property and equipment	266,308	236,018

Goodwill	11,539	11,539
Other assets, net	8,461	20,413
Total assets	$382,733	$393,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,522	$85
Current maturities of acquisition obligation	-	250
Current maturities of long-term debt	73,227	59,083
Current portion of capital lease obligations	763	-
Accounts payable and accrued expenses	38,430	33,214
Current portion of insurance and claims accrual	12,164	16,811
Total current liabilities	126,106	109,443

Long-term debt	112,301	107,956
Long-term portion of capital lease obligations	8,386	-
Insurance and claims accrual, net of current portion	11,002	15,869
Deferred income taxes	26,150	39,669
Other long-term liabilities	1,831	1,919
Total liabilities	285,776	274,856
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 11,830,103 and 11,699,182 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	136	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	90,666	91,912
Treasury stock at cost; 1,638,987 shares as of September 30, 2009 and 1,769,908 as of December 31, 2008	(19,452)	(21,007)
Accumulated other comprehensive income	116	-
Retained earnings	25,467	47,756
Total stockholders' equity	96,957	118,820
Total liabilities and stockholders' equity	$382,733	$393,676

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)

	2009	2008	2009	2008

Revenue:
Freight revenue	$133,332	$162,901	$384,708	$471,947
Fuel surcharge revenue	19,716	49,644	46,199	130,997
Total revenue	$153,048	$212,545	$430,907	$602,944

Operating expenses:
Salaries, wages, and related expenses	53,425	65,830	161,802	199,446
Fuel expense	38,792	74,902	102,086	217,092
Operations and maintenance	9,052	11,636	26,852	33,481
Revenue equipment rentals and purchased transportation	19,741	24,925	56,634	68,543
Operating taxes and licenses	2,559	3,273	8,605	10,024
Insurance and claims	8,050	11,970	22,888	25,921
Communications and utilities	1,352	1,657	4,456	5,074
General supplies and expenses	5,853	6,409	17,313	18,461
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets	12,395	12,663	34,223	35,472
Total operating expenses	151,219	213,265	434,859	613,514
Operating income /(loss)	1,829	(720)	(3,952)	(10,570)
Other (income) expenses:
Interest expense	3,593	2,914	9,784	7,395
Interest income	(42)	(218)	(140)	(372)
Loss on early extinguishment of debt	-	726	-	726
Other income, net	(54)	(56)	(132)	(120)
Impairment of Transplace investment and note receivable	11,596	-	11,596	-
Other expenses, net	15,093	3,366	21,108	7,629
Loss before income taxes	(13,264)	(4,086)	(25,060)	(18,199)
Income tax expense (benefit)	336	(670)	(2,771)	(4,613)
Net loss	$(13,600)	$(3,416)	$(22,289)	$(13,586)

Loss per share:
Basic and diluted loss per share:	$(0.96)	$(0.24)	$(1.58)	$(0.97)

Basic and diluted weighted average common shares outstanding	14,177	14,049	14,102	14,035

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2008	$135	$24	$91,912	$(21,007)	$-	$47,756	$118,820

Net loss						(22,289)	(22,289)

Other comprehensive income:

Unrealized gain on effective portion of fuel hedge					116		116

Comprehensive loss					116	(22,289)	(22,173)

Issuance of restricted stock to non-employee directors from treasury stock			(375)	475			100

Stock-based employee compensation cost			324				324

Issuance of restricted stock to employees from treasury stock, net of shares repurchased to satisfy minimum statutory withholding requirements	1		(1,195)	1,080			(114)

Balances at September 30, 2009	$136	$24	$90,666	$(19,452)	$116	$25,467	$96,957

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

	Nine months ended September 30, (unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(22,289)	$(13,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	927	660
Loss on early extinguishment of debt	-	726
Depreciation and amortization; including impairment of assets	34,273	35,122
Gain on ineffective portion of fuel hedge	(4)	-
Amortization of deferred financing fees	628	247
Impairment of Transplace investment and note receivable	11,596	-
Deferred income taxes expense (benefit)	(6,796)	5,358
Stock based compensation expense	424	20
(Gain) loss on disposition of property and equipment	(50)	350
Changes in operating assets and liabilities:
Receivables and advances	9,932	(22,673)
Prepaid expenses and other assets	930	(4,243)
Inventory and supplies	45	(141)
Insurance and claims accrual	(9,514)	(1,802)
Accounts payable and accrued expenses	5,504	8,338
Net cash flows provided by operating activities	25,606	8,376

Cash flows from investing activities:
Acquisition of property and equipment	(75,908)	(43,579)
Proceeds from disposition of property and equipment	32,256	20,498
Payment of acquisition obligation	(250)	(250)
Net cash flows used in investing activities	(43,902)	(23,331)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	1,437	(1,429)
Repurchase of company stock	(114)	-
Proceeds from issuance of notes payable	67,193	150,633
Repayments of notes payable	(47,050)	(12,866)
Repayments of capital lease obligation	(121)	-
Repayments under revolving credit facility, net	(1,654)	(70,169)
Repayments of securitization facility, net	-	(47,964)
Debt refinancing costs	(563)	(1,584)
Net cash provided by financing activities	19,128	16,621

Net change in cash and cash equivalents	832	1,666

Cash and cash equivalents at beginning of period	6,300	4,500

Cash and cash equivalents at end of period	$7,132	$6,166

Supplemental disclosure of non-cash investing activities:

Equipment purchased under capital leases	$9,269	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2008 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date.  These consolidated financial statements and notes thereto should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

The Company has evaluated certain events and transactions occurring after September 30, 2009 and through November 12, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2009.

Note 2.   Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedge derivative asset	$120	—	$120	—

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt, which primarily consists of revenue equipment installment notes. Borrowings under the Company's revolving credit facility approximate fair value due to the variable interest rate on the facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 7, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Note 3.   Segment Information

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and our Brokerage Services, also known as Covenant Transport Solutions, Inc. ("Solutions").  Until the first quarter of 2009, Solutions was not reported as a reportable segment; however, at that time management determined that Solutions could exceed 10% of consolidated revenues quantitative during 2009 and that given the distinct differences in the nature of the brokerage business and the asset-based business, that reporting separately provides clarity in the users of the financial statements.

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. which provides expedited long haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transportation, Inc., or SRT, which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc., which provides regional solo-driver service.

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

The following tables summarize our segment information:

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2009	2008	2009	2008
Revenues:

Asset-Based Truckload Services	$140,694	$195,872	$396,110	$562,810
Brokerage Services	12,354	16,673	34,797	40,134

Total	$153,048	$212,545	$430,907	$602,944
Operating Income (Loss):

Asset-Based Truckload Services	$5,125	$4,268	$7,287	$1,195
Brokerage Services	(519)	459	(266)	568
Unallocated Corporate Overhead	(2,777)	(5,447)	(10,973)	(12,333)

Total	$1,829	$(720)	$(3,952)	$(10,570)

Note 4.   Basic and Diluted Loss per Share

Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the three and nine months ended September 30, 2009 and 2008, excludes all unexercised options and unvested shares, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(13,600)	$(3,416)	$(22,289)	$(13,586)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,177	14,049	14,102	14,035
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	-	-	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,177	14,049	14,102	14,035
Net loss per share:
Basic and diluted loss per share:	$(0.96)	$(0.24)	$(1.58)	$(0.97)

Note 5.   Share-Based Compensation

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

The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, non-employee directors and eligible participants under various types of options, restricted stock awards, or other equity instruments. The number of shares available for issuance under the 2006 Plan is 700,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At September 30, 2009, 554,100 of these 700,000 shares were available for award under the 2006 Plan. No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock. No awards may be made under the 2006 Plan after May 23, 2016. To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended September 30, 2009 and 2008 of approximately $0.1 million and for the nine months ended September 30, 2009 of approximately $0.4 million with minimal expense recorded in the 2008 period as the result of reversing $0.2 million of expense when it was determined that certain awards that contained performance conditions were not probable to vest.

The 2006 Plan allows participants to pay the Company for the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to the Company, shares of common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested in the third quarter, certain participants elected to deliver to the Company 20,982 shares which were withheld at a per share price of $5.50, totaling approximately $0.1 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares in the accompanying condensed consolidated statement of stockholders' equity. However, these deemed share repurchases are not included as part of the Company's stock repurchase program, noting such program expired on June 30, 2009.

The following tables summarize our stock option activity for the nine months ended September 30, 2009:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of the period	1,096	$13.43	50 months

Options granted	-	-
Options exercised	-	-
Options forfeited	12	$9.58
Options expired	100	$14.62
Outstanding at end of period	984	$13.36	47 months

Exercisable at end of period	824	$14.10	38 months

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. No options were granted during the nine months ended September 30, 2009 or 2008.

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company's common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

The Company issues several types of share-based compensation, including awards that vest based on service, market and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain earnings-per-share targets selected by the Compensation Committee. Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee. Determining the appropriate amount to expense is based on likelihood of achievement of the stated targets and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate.

The following tables summarize the Company's restricted stock award activity for the nine months ended September 30, 2009:

	Number of Stock Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	766	$9.14
Granted	315	$2.96
Vested	(152)	$3.24
Forfeited	(157)	$9.55
Unvested at September 30, 2009	772	$7.69

Note 6.   Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  The significant variation in the relationship of income tax expense to the loss before income taxes for the period ended September 30, 2009 is attributable to a valuation allowance totaling $4.1 million related to the deferred tax asset resulting from the impairment discussed in Note 10.

As of September 30, 2009, the Company had a $3.2 million liability recorded for unrecognized tax benefits, including interest and penalties of $1.1 million, of which a minimal amount was recognized in the nine months ended September 30, 2009. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

If recognized, $2.1 million of unrecognized tax benefits would impact the Company's effective tax rate as of September 30, 2009. Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate. In addition, the Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted taxable income and tax planning strategies available to the Company, no valuation allowance has been established at September 30, 2009, except as previously noted related to the deferred tax asset associated with the Company's capital loss generated by the impairment of its investment in Transplace because the Company believes that it is more likely than not that the future benefit of the deferred tax assets related to Transplace will not be realized.

Note 7.   Derivative Instruments

The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices. Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. Additionally, from time to time, the Company enters into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

The Company did not enter into any derivatives until the third quarter of 2009; however, in September 2009 we entered into forward futures swap contracts, which pertain to 2.5 million gallons or approximately 4% percent of our projected January through December 2010 fuel requirements. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil, noting the retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.

We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at September 30, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated condensed balance sheet.  All of the Company's derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income on our consolidated condensed statements of operations.

As of and for the periods ended September 30, 2009, the derivatives had a fair value of approximately $0.1 million, noting approximately 93% of the related change in fair value was deemed effective and thus is included in accumulated other comprehensive income, while the remainder of the change is included in other expense, net in the Company's consolidated condensed financial statements. No amounts were reclassified from accumulated other comprehensive income to earnings given the futures swap contracts are forward starting in 2010 and as such there have been no transactions involving purchases of the related diesel fuel being hedged.

Based on fair values as of September 30, 2009, we expect to reclassify $0.1 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases and the payment of variable interest associated with floating rate debt. However, the amounts actually realized will be dependent on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we review each counterparty's audited financial statements, credit ratings and obtain references.

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

The Company leases certain revenue equipment under capital leases with terms of 60 months. At September 30, 2009, property and equipment included capitalized leases, which had capitalized costs and related net book value of $9.3 million as there was no related accumulated amortization. Amortization of leased assets will be included in depreciation and amortization expense once the units are in service.

Note 9.   Debt

Current and long-term debt consisted of the following at September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009		December 31, 2008
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$2,153	$-	$3,807
Revenue equipment installment notes with finance companies; weighted average interest rate of 6.37% and 5.65% at September 30, 2009, and December 31, 2008, respectively, due in monthly installments with final maturities at various dates ranging from October 2009 to June 2012, secured by related revenue equipment	72,862	107,391	58,718	101,118
Real estate note; interest rate of 4.0%, secured by related real-estate	365	2,757	365	3,031
Total debt	73,227	112,301	59,083	107,956

Capital lease obligations, secured by related revenue equipment	763	8,386	-	-

Total debt and capital lease obligations	$73,990	$120,687	$59,083	$107,956

In September 2008, the Company entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation ("Textron"); collectively with the Agent, and JPM, the ("Lenders") that matures September 2011 (the "Credit Facility").

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

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans". Base rate loans accrued interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusted quarterly based on average pricing availability.  LIBOR loans accrued interest at LIBOR plus an applicable margin that adjusted quarterly based on average pricing availability. The unused line fee is adjusted quarterly based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Company's assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate. The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment.  The Company had approximately $2.2 million in borrowings outstanding under the Credit Facility as of September 30, 2009, undrawn letters of credit outstanding of approximately $45.7 million, available borrowing capacity of $29.5 million and the weighted average interest rate on outstanding borrowings was 6.25%.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated. The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility, as amended, contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant became effective October 31, 2008 and the Company was in compliance at September 30, 2009.

Pricing for the revenue equipment installment notes are quoted by the respective financial captives of our primary revenue equipment suppliers at the funding of each group of equipment and consists of fixed annual rates for new equipment under retail installment contracts.  Approximately $180.2 million was reflected on these installment notes at September 30, 2009.   The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2009 to June 2012.  The notes contain certain requirements regarding payment, insurance of collateral, and other matters, but do not have any financial or other material covenants or events of default. Additional borrowings from the financial captives of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2009 and 2010.

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases terminate in September 2014 and contain guarantees of the residual value of the related equipment by the Company. These lease agreements require us to pay personal property taxes, maintenance and operating expenses.

Note 10. Impairment of Transplace Investment and Note Receivable

We own approximately 12.4% of Transplace, Inc. ("Transplace"), a global transportation logistics service.   In the formation transaction for Transplace, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets, and $5.0 million in cash, in exchange for our ownership. We account for this investment, which totaled approximately $10.7 million, using the cost method of accounting, noting it was historically included in other assets in the consolidated condensed balance sheet.  Also, during the first quarter of 2005, we loaned Transplace approximately $2.6 million.  The 6% interest-bearing note receivable matures August 2011, an extension of the original January 2007 maturity date.  All accrued interest through December 31, 2008 was repaid in 2009, thus the amounts outstanding include the original principal plus approximately $0.1 million of interest that has accrued in 2009, noting the related balance is recorded in other receivables in the consolidated condensed balance sheet.

Based on the occurrence of an impairment indicator, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification 325, we determined in October 2009 that the value of our equity investment had become completely impaired in the third quarter of 2009, and the value of the note receivable had become impaired by approximately $0.9 million.  As a result, we recorded a non-cash impairment charge of $11.6 million during the third quarter.  Effectively, there was no tax benefit recorded in connection with the unrealized investment impairment charge.   Under our credit agreement, the impairment charge is added back as a non-cash loss in the computation of the Company's fixed charge coverage ratio; and therefore does not unfavorably impact our single financial covenant.

Note 11. Recent Accounting Pronouncements

Accounting Standards Codification - In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB Accounting Standards Codification did not have a material effect on the Company's consolidated condensed financial statements.

Fair Value Measurement of Liabilities - In August 2009, the FASB issued authoritative guidance which provides clarification regarding the required techniques for the fair value measurement of liabilities. This update applies to all entities that measure liabilities at fair value, and is effective for the first interim or annual reporting period beginning after its issuance in August 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated condensed financial statements.

Transfers of Financial Assets - In June 2009, the FASB issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated condensed financial statements.

Variable Interest Entities - In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated condensed financial statements.

Subsequent Events - In May 2009, the FASB issued authoritative guidance that established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This authoritative guidance was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance did not affect the Company's consolidated condensed financial statements.

Interim Disclosures about Fair Value of Financial Instruments - In April 2009, the FASB issued authoritative guidance to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance also amends previous guidance to require those disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not affect the Company's consolidated condensed financial statements.

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued authoritative guidance which amends and expands the previous disclosure requirements, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for, and their effect on the entity's financial position, financial performance and cash flows.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated condensed financial statements.

Business Combinations - In December 2007, the FASB issued authoritative guidance that establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of the guidance are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated condensed financial statements.

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued authoritative guidance that modified accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated condensed financial statements.

Fair Value Measurements - In September 2006, the FASB issued authoritative guidance which provides guidance on how to measure assets and liabilities at fair value. The guidance applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. Portions of the guidance were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  The adoption of the guidance did not have a significant impact on the Company's consolidated condensed financial statements.

In February 2008, the FASB amended the scope of the original guidance to exclude accounting for leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement.   The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value. Also, in February 2008, the FASB delayed the effective date of the aforementioned fair value guidance one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the remaining provisions as of January 1, 2009. The adoption the guidance did not have a significant impact on the Company's consolidated condensed financial statements.

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

The lackluster freight environment negatively impacted every subsidiary's freight revenues during the quarter.  Weighted average tractors decreased 9.4% to 3,099 in the 2009 period from 3,421 in the 2008 period.  Our non-asset based freight brokerage revenue declined year-over-year because of closure of a large company store in October 2008.

Our consolidated operating freight revenues decreased to $133.3 million for the third quarter of 2009, an 18.2% decrease from $162.9 million in the third quarter of 2008.  Similarly, consolidated operating freight revenues decreased to $384.7 million for the nine months ended September 30, 2009, an 18.5% decrease from $471.9 million for the same period in 2008.  Lower fuel prices resulted in fuel surcharge revenues of $19.7 million during the third quarter of 2009, compared with $49.6 million for the third quarter of 2008.  Fuel surcharge revenues also decreased for the nine months ended September 30, 2009 to $46.2 million, compared with $131.0 million for the same period in 2008.

Freight revenue, which for these purposes excludes fuel surcharges, decreased 18.2% in the third quarter of 2009 from the third quarter of 2008, while the decrease of freight revenue for the nine months ended September 30, 2009 from the same period in 2008 was 18.5%.  The decreased level of freight revenue was primarily attributable to the reduction in loads and continued severe pressure on freight rates as a result of the economic recession.  We measure freight revenue because management believes that fuel surcharges tend to be a volatile source of revenue and the removal of such surcharges affords a more consistent basis for comparing results of operations from period to period.

In anticipation of lower freight volumes, we proactively reduced our average tractor fleet prior to the third quarter of 2009.  With the assistance of the fleet reduction, we did experience a 0.8% increase in average miles per tractor in the third quarter of 2009 versus the 2008 quarter.  However, freight rates, measured by average freight revenue per total mile, decreased by 9.4% compared with the third quarter of 2008.  As a result, average freight revenue per tractor per week, our primary measure of asset productivity, decreased 8.6%, to $2,971 for the quarter ended September 30, 2009, from $3,252 for the same period of 2008, and 8.9%, to $2,886 in the first nine months of 2009, from $3,168 in the same period of 2008.

Additional items of note included the following:

●	Operating income of $1.8 million and an operating ratio of 98.6%, compared with an operating loss of $0.7 million and an operating ratio of 100.4% in the third quarter of 2008;

●	Non-cash impairment charge of $11.6 million (with no tax benefit) relating to the write-off of our investment in and write-down of our note receivable from Transplace, Inc.;

●	Operating expenses in our asset-based operations declined 17 cents per mile, or 11.8%, compared with the third quarter of 2008 and 4 cents per mile or 3%, compared with the second quarter of 2009; and

●
Net loss of $13.6 million, or ($0.96) per basic and diluted share (including the impairment charge), compared with a net loss of $3.4 million, or ($0.24) per basic and diluted share in the third quarter of 2008.

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

RESULTS OF SEGMENT OPERATIONS

Comparison of Three and Nine Months Ended September 30, 2009 to Three and Nine Months Ended September 30, 2008

The following tables summarize our segment information:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:

Asset-Based Truckload Services	$140,694	$195,872	$396,110	$562,810
Brokerage Services	12,354	16,673	34,797	40,134

Total	$153,048	$212,545	$430,907	$602,944
Operating Income (Loss):

Asset-Based Truckload Services	$5,125	$4,268	$7,287	$1,195
Brokerage Services	(519)	459	(266)	568
Unallocated Corporate Overhead	(2,777)	(5,447)	(10,973)	(12,333)

Total	$1,829	$(720)	$(3,952)	$(10,570)

Our asset-based truckload services segment revenue decreased 28.2%, to $140.7 million during the third quarter 2009, compared with $195.9 million in 2008.  Similarly, this segment's revenue decreased 29.6%, to $396.1 million for the nine month period ended September 30, 2009, compared to $562.8 million for the comparable period in 2008.  Lower fuel prices resulted in fuel surcharge revenue of $19.7 million in the third quarter of 2009 versus $49.6 million in the 2008 quarter and $46.2 million in the nine months ended September 30, 2009, versus $131.0 million in the 2008 period.  The decrease in revenue is related to a decrease in rates, total miles and a decrease in fleet size related to the weakened economy in 2009.  Excluding unallocated corporate overhead, operating income for the segment was $5.1 million for the third quarter of 2009, compared to operating income of $4.3 million for the same period of 2008, and operating income of $7.3 million for the nine months ended September 30, 2009 compared to operating income of $1.2 million for the same 2008 period primarily due to lower net fuel expenses and cost savings initiatives.

Our brokerage segment revenue decreased 25.9%, to $12.4 million for the third quarter of 2009, from $16.7 million for the same period of 2008.  Brokerage revenue decreased 13.3% to $34.8 million for the nine months ended September 30, 2009 compared to $40.1 million for the same period in the prior year.   The decreases were primarily attributable to a reduction in the portion of revenue attributable to fuel surcharges and less volume due to the closure of a large company store in October 2008.  Excluding unallocated corporate overhead, operating loss for our brokerage segment was $0.5 million and $0.3 million for the three and nine month periods ended September 30, 2009, respectively, compared to an operating income of $0.5 and $0.6 million for the comparable 2008 periods.  The decreases are a result of an increase in bad debt expense of $0.3 from the comparable 2008 periods, an increase in purchased transportation expense per revenue dollar, lower load volumes and a reduction in fuel surcharge revenue.

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

Revenue Equipment

At September 30, 2009, we operated 3,114 tractors and 8,127 trailers. Of such tractors, 2,689 were owned, 347 were financed under operating leases, and 78 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 2,038 were owned, 5,889 were financed under operating leases and 200 were financed under capital leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.  At September 30, 2009, our fleet had an average tractor age of 1.96 years and an average trailer age of 4.79 years.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THREE MONTHS ENDED SEPTEMBER 30, 2008

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended September 30,			Three months ended September 30,
	2009	2008		2009	2008
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	34.9	31.0	Salaries, wages, and related expenses	40.1	40.4
Fuel expense	25.3	35.2	Fuel expense (1)	14.3	15.5
Operations and maintenance	5.9	5.5	Operations and maintenance	6.8	7.1
Revenue equipment rentals and purchased transportation	12.9	11.7	Revenue equipment rentals and purchased transportation	14.8	15.3
Operating taxes and licenses	1.7	1.5	Operating taxes and licenses	1.9	2.0
Insurance and claims	5.3	5.6	Insurance and claims	6.0	7.3
Communications and utilities	0.9	0.8	Communications and utilities	1.0	1.0
General supplies and expenses	3.8	3.0	General supplies and expenses	4.4	4.0
Depreciation and amortization	8.1	6.0	Depreciation and amortization	9.3	7.8
Total operating expenses	98.8	100.3	Total operating expenses	98.6	100.4
Operating income (loss)	1.2	(0.3)	Operating income (loss)	1.4	(0.4)
Other expense, net	9.9	1.6	Other expense, net	11.3	2.1
Loss before income taxes	(8.7)	(1.9)	Loss before income taxes	(9.9)	(2.5)
Income tax expense (benefit)	0.2	(0.3)	Income tax expense (benefit)	0.3	(0.4)
Net loss	(8.9%)	(1.6%)	Net loss	(10.2%)	(2.1%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($19.7 million and $49.6 million in the three months ended September 30, 2009 and 2008, respectively).

For the quarter ended September 30, 2009, total revenue decreased $59.5 million, or 28.0%, to $153.0 million from $212.5 million in the 2008 period.  Total revenue includes $19.7 million and $49.6 million of fuel surcharge revenue in the 2009 and 2008 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue decreased $29.6 million, or 18.2%, to $133.3 million in the three months ended September 30, 2009, from $162.9 million in the same period of 2008.  The decreased level of freight revenue for the quarter was primarily attributable to the reduction in loads and continued severe pressure on freight rates as a result of the economic recession.  In anticipation of lower freight volumes, we proactively decreased our weighted average tractors by 9.4% in the 2009 period as compared to the 2008 period.  With the assistance of the fleet reduction, we did experience a 0.8% increase in average miles per tractor versus the 2008 quarter.  However, freight rates, measured by average freight revenue per total mile, decreased by 9.4% compared with the third quarter of 2008.  As a result, average freight revenue per tractor per week, our primary measure of asset productivity, decreased 8.6%, to $2,971 for the quarter ended September 30, 2009, from $3,252 for the same period of 2008.

Salaries, wages, and related expenses decreased $12.4 million, or 18.8%, to $53.4 million in the 2009 period, from $65.8 million in the 2008 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased slightly to 40.1% in the 2009 period, from 40.4% in the 2008 period.  Driver pay decreased $9.4 million to $37.1 million in the 2009 period, from $46.5 million in the 2008 period. The decrease was primarily attributable to lower driver wages as a result of the decrease in approximately 9.3 million company miles during the period and a decrease in driver pay per mile.  Our payroll expense for employees, other than over-the-road drivers, decreased $2.4 million to $9.7 million from $12.2 million primarily due to staff reductions.  Additionally, workers' compensation costs were $0.8 million higher in the 2009 period than the 2008 period primarily as a result of a benefit in the 2008 quarter related to several large claims settling for less than originally estimated.

Fuel expense, net of fuel surcharge revenue of $19.7 million in the 2009 period and $49.6 million in the 2008 period, decreased $6.2 million, or 24.5%, to $19.1 million in the 2009 period, from $25.3 million in the 2008 period. As a percentage of freight revenue, net fuel expense decreased to 14.3% in the 2009 period from 15.5% in the 2008 period.

The Company receives a fuel surcharge on its loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business during the third quarter relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the U.S. Department of Energy ("DOE") for the week prior to the shipment.  In times of rapidly escalating fuel prices, the lag time causes under-recovery.  Lag time was not a significant factor during the third quarter of 2009.  As of September 30, 2009, we entered into forward futures swap contracts, which pertain to 2.5 million gallons or approximately 4% percent of our projected January through December 2010 fuel requirements. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  We currently have no derivatives in place for fuel price fluctuations occurring in the remainder of 2009.

During the third quarter of 2009, the DOE's national average cost of diesel fuel decreased $1.72 per gallon compared with the third quarter of 2008.  On a gross basis, the Company's fuel expense decreased $36.1 million, or 48.2%, versus the third quarter of 2008, while miles operated by Company-owned trucks decreased approximately 8.7%. Accordingly, the Company's net cost of fuel decreased by $6.2 million, or approximately $0.04 per company-owned truck mile.  In addition to lower diesel fuel prices, multiple operating improvements that improved fuel efficiency contributed to these decreases.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased $2.4 million to $9.1 million in the 2009 period from $11.6 million in the 2008 period. The decrease resulted from decreased tractor maintenance costs, as a result of fewer tractors and less miles.  Additionally, tire expense decreased as a result of our tire replacement cycle whereby the expense in the 2008 period was $0.9 million more than the 2009 period.  Additionally, expenses related to tolls and unloading are less in the 2009 period than the 2008 period, due to the reduction in miles, and driver recruitment expenses are less as a result of the decreased demand for drivers.  As a percentage of freight revenue, operations and maintenance decreased to 6.8% in the 2009 period from 7.1% in the 2008 period.

Revenue equipment rentals and purchased transportation decreased $5.2 million, or 20.8%, to $19.7 million in the 2009 period, from $24.9 million in the 2008 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to 14.8% in the 2009 period from 15.3% in the 2008 period.  Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $11.0 million in the 2009 period, compared to $14.0 million in the 2008 period, mainly due to decreased loads and lower fuel costs passed on to those providers.  Tractor and trailer equipment rental and other related expenses decreased to $6.0 million in 2009 from $7.7 million in 2008.  We had 347 tractors and 5,889 trailers financed under operating leases at September 30, 2009, compared with 647 tractors and 6,000 trailers financed under operating leases at September 30, 2008.  Payments to independent contractors decreased $0.6 million, or 18.7%, to $2.7 million in the 2009 period from $3.3 million in the 2008 period, mainly due to a decrease in the size of the independent contractor fleet and the reduction in fuel costs which is a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by our brokerage segment and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.

Operating taxes and licenses decreased $0.7 million, or 21.8%, to $2.6 million in the 2009 period from $3.3 million in the 2008 period as a result of fewer licensed tractors. As a percentage of freight revenue, operating taxes and licenses essentially held constant at 1.9% in the 2009 period and 2.0% in the 2008 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $3.9 million, or 32.7%, to approximately $8.1 million in the 2009 period from approximately $12.0 million in the 2008 period.  As a percentage of freight revenue, insurance and claims expense decreased to 6.0% in the 2009 period from 7.3% in the 2008 period.  These decreases were the result of the lowest quarterly number of DOT reportable accidents per million miles since the Company started tracking the statistics in 2001 and also reduced severity.

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We renewed our casualty program as of April 1, 2009.  We are generally self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, workers' compensation up to the first $1.25 million and cargo up to the first $1.0 million. Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense decreased to $1.4 million in the 2009 period from $1.7 million in the 2008 period.  As a percentage of freight revenue, communications and utilities expense remained constant at 1.0% in the 2009 and 2008 periods.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $0.5 million to $5.9 million in the 2009 period from $6.4 million in the 2008 period.  As a percentage of freight revenue, general supplies and expenses increased to 4.4% in the 2009 period from 4.0% in the 2008 period.  The increase was primarily due to certain of these costs being fixed in nature, which were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $0.3 million, or 2.1%, to $12.4 million in the 2009 period from $12.7 million in the 2008 period primarily related to the sale of excess equipment and terminals.  During the third quarter of 2008, we recorded a $1.2 million asset impairment charge to write down the carrying values of idle tractors and trailers held for sale due to the soft market for used equipment.  However, this was partially offset by incurring a loss on sale of equipment of $0.3 million in the third quarter of 2008 as compared with sales of property and equipment generating minimal gains in the third quarter of 2009. As a percentage of freight revenue, depreciation and amortization increased to 9.3% in the 2009 period from 7.8% in the 2008 period, primarily because new tractor prices have increased and these fixed costs were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net, increased $11.7 million, to $15.1 million in the 2009 period from $3.4 million in the 2008 period.  The change is primarily attributable to the Transplace impairment, which provided for $11.6 million of the increase.

Our income tax expense was approximately $0.3 million for the 2009 period versus the $0.7 income tax benefit for  the 2008 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced a net loss of $13.6 million and $3.4 million in the 2009 and 2008 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue was (10.2%) in the 2009 period compared to (2.1%) in the 2008 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2009 TO NINE MONTHS ENDED SEPTEMBER 30, 2008

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Nine months ended September 30,			Nine months ended September 30,
	2009	2008		2009	2008
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	37.5	33.1	Salaries, wages, and related expenses	42.1	42.3
Fuel expense	23.7	36.0	Fuel expense (1)	14.5	18.2
Operations and maintenance	6.2	5.6	Operations and maintenance	7.0	7.1
Revenue equipment rentals and purchased transportation	13.1	11.4	Revenue equipment rentals and purchased transportation	14.7	14.5
Operating taxes and licenses	2.0	1.7	Operating taxes and licenses	2.2	2.1
Insurance and claims	5.3	4.3	Insurance and claims	5.9	5.5
Communications and utilities	1.0	0.8	Communications and utilities	1.2	1.1
General supplies and expenses	4.0	3.0	General supplies and expenses	4.5	3.9
Depreciation and amortization	8.1	5.9	Depreciation and amortization	8.9	7.5
Total operating expenses	100.9	101.8	Total operating expenses	101.0	102.2
Operating income (loss)	(0.9)	(1.8)	Operating income (loss)	(1.0)	(2.2)
Other expense, net	4.9	1.3	Other expense, net	5.5	1.7
Loss before income taxes	(5.8)	(3.1)	Loss before income taxes	(6.5)	(3.9)
Income tax expense (benefit)	(0.6)	(0.8)	Income tax expense (benefit)	(0.7)	(1.0)
Net loss	(5.2%)	(2.3%)	Net loss	(5.8%)	(2.9%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($46.2 million and $131.0 million in the nine months ended September 30, 2009 and 2008, respectively).

For the nine months ended September 30, 2009, total revenue decreased $172.0 million, or 28.5%, to $430.9 million from $602.9 million in the 2008 period.  Total revenue includes $46.2 million and $131.0 million of fuel surcharge revenue in the 2009 and 2008 periods, respectively.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.

Freight revenue decreased $87.2 million, or 18.5%, to $384.7 million in the nine months ended September 30, 2009, from $471.9 million in the same period of 2008.  The decreased level of freight revenue was primarily attributable to weak freight demand, excess tractor and trailer capacity in the truckload industry, and significant rate pressure from customers and freight brokers.  In anticipation of lower freight volumes, we proactively decreased our weighted average tractors by 10.5% in the 2009 period as compared to the 2008 period.  With the assistance of the fleet reduction, we did experience a 2.3% increase in average miles per tractor versus the 2008 period.  However, freight rates, measured by average freight revenue per total mile, for the nine month period ending September 30, 2009 decreased by 7.1% compared with the 2008 period.  As a result, average freight revenue per tractor per week, our primary measure of asset productivity, decreased 8.9%, to $2,886 in the first nine months of 2009, from $3,168 in the same period of 2008.

Salaries, wages, and related expenses decreased $37.6 million, or 18.9%, to $161.8 million in the 2009 period, from $199.4 million in the 2008 period.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 42.1% in the 2009 period, from 42.3% in the 2008 period.  Driver pay decreased $28.8 million to $109.7 million in the 2009 period, from $138.4 million in the 2008 period primarily attributable to a 37.8 million reduction in truck miles and a decrease in driver pay per mile.  Our payroll expense for employees, other than over-the-road drivers, decreased $4.6 million in the 2009 quarter to $29.6 million from $34.2 primarily in the 2008 period due to staff reductions. Additionally, workers' compensation and group health costs was $0.2 million and $0.8 million lower in the 2009 period than the 2008 period primarily as a result of reduced miles and head count.

Fuel expense, net of fuel surcharge revenue of $46.2 million in the 2009 period and $131.0 million in the 2008 period, decreased $30.2 million, or 35.1%, to $55.9 million in the 2009 period, from $86.1 million in the 2008 period.  As a percentage of freight revenue, net fuel expense decreased to 14.5% in the 2009 period from 18.2% in the 2008 period.  In addition to lower diesel fuel prices, a reduction of 37.8 million Company truck miles and multiple operating improvements that improved fuel efficiency contributed to these decreases.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased $6.6 million to $26.9 million in the 2009 period from $33.5 million in the 2008 period.  The decrease resulted from decreased tractor maintenance costs, as a result of fewer tractors and less miles.  Additionally, tire expense decreased as a result of our tire replacement cycle whereby the tire expense in the 2008 period was $2.1 million more than the 2009 period.  Additionally, expenses related to tolls and unloading are less in the 2009 period than the 2008 period, due to the reduction in miles, and driver recruitment expenses were less as a result of the decreased demand for drivers.  As a percentage of freight revenue, operations and maintenance remained essentially constant at 7.0% in the 2009 period from 7.1% in the 2008 period.

Revenue equipment rentals and purchased transportation decreased $11.9 million, or 17.4%, to $56.6 million in the 2009 period, from $68.5 million in the 2008 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased slightly to 14.7% in the 2009 period from 14.5% in the 2008 period.  Payments to third-party transportation providers primarily from Covenant Transport Solutions, our brokerage subsidiary, were $29.9 million in the 2009 period, compared to $33.2 million in the 2008 period, mainly due to decreased loads and lower fuel costs passed on to these providers. Tractor and trailer equipment rental and other related expenses decreased $4.3 million, to $19.6 million compared with $23.9 million in the same period of 2008.  We had 347 tractors and 5,889 trailers financed under operating leases at September 30, 2009, compared with 647 tractors and 6,000 trailers financed under operating leases at September 30, 2008.  Payments to independent contractors decreased $4.3 million, or 37.8%, to $7.1 million in the 2009 period from $11.4 million in the 2008 period, mainly due to a decrease in the size of the independent contractor fleet and the reduction in fuel costs which is a component of the related expense.

Operating taxes and licenses decreased $1.4 million, or 14.2%, to $8.6 million in the 2009 period from $10.0 million in the 2008 period, as a result of fewer licensed tractors.  As a percentage of freight revenue, operating taxes and licenses increased slightly to 2.2% in the 2009 period from 2.1% in the 2008 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $3.0 million, or 11.7%, to approximately $22.9 million in the 2009 period from approximately $25.9 million in the 2008 period.  As a percentage of freight revenue, insurance and claims increased to 5.9% in the 2009 period from 5.5% in the 2008 period.  The increase is a result of increased severity of certain claims earlier in the period partially offset by claims that settled for less than amounts previously reserved and improved claims history later in the period.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense decreased to $4.5 million in the 2009 period from $5.1 million in the 2008 period.  As a percentage of freight revenue, communications and utilities remained relatively consistent at 1.2% and 1.1% in the 2009 and 2008 periods, respectively.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $1.2 million to $17.3 million in the 2009 period from $18.5 million in the 2008 period.  As a percentage of freight revenue, general supplies and expenses increased to 4.5% in the 2009 from 3.9% in the 2008 period.  The increase was primarily due to certain of these costs being fixed in nature, which were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $1.3 million, or 3.5%, to $34.2 million in the 2009 period from $35.5 million in the 2008 period, primarily related to the sale of excess equipment and terminals.  During the first nine months of 2009 and 2008, we recorded a net gain of $0.05 million and net loss of $0.4 million on sale of equipment, respectively. As a percentage of freight revenue, depreciation and amortization increased to 8.9% in the 2009 period from 7.5% in the 2008 period, primarily because new tractor prices have increased and these fixed costs were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net, increased $13.5 million, to $21.1 million in the 2009 period from $7.6 million in the 2008 period.  The increase is primarily attributable to the Transplace impairment, which provided for $11.6 million of the increase.  The remainder of the increase is a result of higher interest costs in the 2009 period compared to the 2008 period, resulting from a period over period increase in debt and to the increase in our average interest rate on the Credit Facility, as amended, compared to the average interest rates in the 2008 period.

Our income tax benefit was $2.8 million for the 2009 period compared to $4.6 million for the 2008 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced net losses of $22.3 million and $13.6 million in the 2009 and 2008 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue increased to (5.8%) in the 2009 period from (2.9%) in the 2008 period.

LIQUIDITY AND CAPITAL RESOURCES

Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at September 30, 2009, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases (each as defined in Note 9 to our consolidated condensed financial statements contained herein), and operating leases of revenue equipment. We had a working capital (total current assets less total current liabilities) deficit of $29.7 million at September 30, 2009 and a working capital surplus of $16.3 million at December 31, 2008.  Our working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances.  In particular, our current liabilities are increased by the current portion of long-term debt instruments used to finance certain of our revenue equipment, while such revenue equipment is considered a long-term asset and not included in current assets.  Based on our expected financial condition, results of operation, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months. On a longer-term basis, based on anticipated financial condition, results of operations, and cash flows, continued availability under our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $25.6 million in the 2009 period compared to $8.4 million in the 2008 period. Our cash from operating activities was higher in 2009, primarily due to the reduction in receivables as a result of the dramatic decrease in fuel surcharges period over period, which resulted in an approximate $32.6 million increase in cash from operating activities in the 2009 period when compared to the 2008 period.  This improvement was offset partially by less efficient payment of payables, accrued liabilities, and payments for insurance and claims accruals, which reduced cash flow from operating activities by $2.8 million in the 2009 period as compared to the 2008 period.

Net cash used in investing activities was $43.9 million in the 2009 period compared to $23.3 million in the 2008 period.  The increase in net cash used in investing activities was primarily the result of an increase in our acquisition of revenue equipment.  Our annual tractor fleet plan for 2009 now includes the purchase of approximately 950 tractors and disposal of approximately 1,250 tractors, for expected full-year net capital expenditures of approximately $50 million to $60 million.  In this depressed freight economy, we are continuously evaluating our tractor replacement cycle and new tractor purchase requirements.  With an average fleet age of only 24 months, we have significant flexibility to manage our fleet.  We have the ability to cancel tractor orders within specified notice periods, although any cancellations would affect the availability of trade slots to dispose of used tractors, which could affect expected proceeds of disposition.

Net cash provided by financing activities was $19.1 million in the 2009 period compared to $16.6 million in the 2008 period.  For the 2009 period, net borrowings were $18.4 million compared to $19.6 million for the period ended 2008.  The primary contributors to the differences in our net cash provided by financing activities and net borrowings in the 2009 period as compared to the 2008 period were the purchase of additional tractors in 2009 based on the 2009 trade cycle, which was offset, to an extent, by fluctuations in checks outstanding in excess of bank balances resulting from the timing of certain payments and lower debt refinancing costs.

We had a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during 2009, which expired on June 30, 2009.  However, as discussed in Note 5 in the consolidated condensed financial statements, we remitted approximately $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements related to employees' vesting in restricted share grants.  The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares.  Our Credit Facility now prohibits the repurchase of any shares, without obtaining approval from the lenders.

Material Debt Agreements

In September 2008, the Company entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation ("Textron"); collectively with the Agent, and JPM, the ("Lenders") that matures September 2011 (the "Credit Facility").

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

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans". Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusted quarterly based on average pricing availability.  LIBOR loans accrue interest at LIBOR plus an applicable margin that is adjusted quarterly based on average pricing availability.  The unused line fee is adjusted quarterly based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Company's assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves as the Agent may establish in its judgment.  The Company had approximately $2.2 million in borrowings outstanding under the Credit Facility as of September 30, 2009, undrawn letters of credit outstanding of approximately $45.7 million, available borrowing capacity of $25.9 million and the weighted average interest rate on outstanding borrowings was 6.25%.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility, as amended, contains a single financial covenant, which requires the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant became effective October 31, 2008 and the Company was in compliance at September 30, 2009.

Pricing for the revenue equipment installment notes are quoted by the respective financial captives of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts.  Approximately $180.2 million was reflected on our balance sheet for these installment notes at September 30, 2009.  The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2009 to June 2012.  The notes contain certain requirements regarding payment, insurance of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial captives of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2009 and 2010.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At September 30, 2009, we had financed 347 tractors and 5,889 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the third quarter decreased to $6.0 million in 2009 from $7.7 million in 2008.  Our revenue equipment rental expense was $19.6 million in the nine month period ended September 30, 2009 compared to $23.9 million in the nine month period ended September 30, 2008.  The total amount of remaining payments under operating leases as of September 30, 2009 was approximately $84.0 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of September 30, 2009, the maximum amount of the residual value guarantees under the operating leases was approximately $23.1 million.  The present value of these future lease payments and their residual value guarantees was approximately $80.9 million at September 30, 2009.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility. The leases terminate in September 2014 and contain guarantees of the residual value of the related equipment by the Company. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases and 200 trailers were financed under capital leases as of September 30, 2009.

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

Revenue Recognition

Revenue, drivers' wages, and other direct operating expenses generated by our Truckload reportable segment are recognized on the date shipments are delivered to the customer.  Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Revenue generated by our Solutions reportable segment is recognized upon completion of the services provided. Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance.

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

The Company leases certain revenue equipment under capital leases with terms of 60 months. At September 30, 2009, property and equipment included capitalized leases, which had capitalized costs and related net book value of $9.3 million as there was no related accumulated amortization. Amortization of leased assets will be included in depreciation and amortization expense once the units are in service.

Pursuant to applicable accounting standards, revenue equipment and other long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist.  Expected future cash flows are used to analyze whether impairment has occurred.  If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  We measure the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate.  No related impairments were recorded in the first six months of 2008. However, in the fourth quarter of 2008, due to the softening of the market for used equipment, we recorded a $9.4 million asset impairment charge to write-down the carrying values of tractors and trailers in-use and expected to be traded or sold in 2009 or 2010.  Our evaluation of the future cash flows compared to the carrying value of the related equipment in 2009 has not resulted in any additional impairment charges.

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

Assets Held For Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which are available and held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs.  We periodically review the carrying value of these assets for possible impairment.  We expect to sell the majority of these assets within twelve months.  No related impairments were recorded in the first six months of 2008. However, during the last six months of 2008, due to the softening of the market for used revenue equipment, we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter and $5.2 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale expected to be traded or sold in 2009.  There have been no indicators triggering an evaluation for impairment during the 2009 period, as evidenced by our minimal gains and losses on the disposal of revenue equipment.

Goodwill and Other Intangible Assets

Pursuant to applicable accounting standards, we classify intangible assets into two categories: (i) intangible assets with definite lives subject to amortization and (ii) goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

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

Pursuant to applicable accounting standards, we conducted our 2009 annual impairment test for goodwill in the second quarter and did not identify any impairment.  Further, management's analyses have provided no impairment of definite lived intangible assets.  There were no impairments recorded in the first nine months of 2008; however, in light of changes in market conditions and the related declining market outlook for the Star Transportation operating subsidiary noted in the fourth quarter of 2008, we engaged an independent third party to assist us in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, non-cash goodwill impairment charge, recorded in the fourth quarter of 2008. There was no tax benefit associated with this nondeductible charge.

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

Accounting for Transplace

We own approximately 12.4% of Transplace, Inc. ("Transplace"), a global transportation logistics service.   In the formation transaction for Transplace, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets, and $5.0 million in cash, in exchange for our ownership. We account for this investment, which totaled approximately $10.7 million, using the cost method of accounting, noting it was historically included in other assets in the consolidated condensed balance sheet.  Also, during the first quarter of 2005, we loaned Transplace approximately $2.6 million.  The 6% interest-bearing note receivable matures August 2011, an extension of the original January 2007 maturity date.  All accrued interest through December 31, 2008 was repaid in 2009, thus the amounts outstanding include the original principal plus approximately $0.1 million of interest that has accrued in 2009, noting the related balance is recorded in other receivables in the consolidated condensed balance sheet.

Based on the occurrence of an impairment indicator, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification 325, we determined in October 2009 that the value of our equity investment had become completely impaired in the third quarter of 2009, and the value of the note receivable had become impaired by approximately $0.9 million.  As a result, we recorded a non-cash impairment charge of $11.6 million during the third quarter.  Effectively, there was no tax benefit recorded in connection with the unrealized investment impairment charge.   Under our credit agreement, the impairment charge is added back as a non-cash loss in the computation of the Company's fixed charge coverage ratio; and therefore does not unfavorably impact our single financial covenant.

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

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We renewed our casualty program as of April 1, 2009.  We are generally self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, workers' compensation up to the first $1.25 million and cargo up to the first $1.0 million.  Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

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

Deferred income taxes represent a substantial liability on our consolidated balance sheets and are determined in accordance with applicable accounting standards.  Deferred tax assets and liabilities (tax benefits and liabilities expected to be realized in the future) are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards.

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense. On a periodic basis, the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted taxable income and tax planning strategies available to the Company, no valuation allowance has been established at September 30, 2009, except as previously noted related to the deferred tax asset associated with the Company's capital loss generated by the impairment of its investment in Transplace because the Company believes that it is more likely than not that the future benefit of the deferred tax assets related to Transplace will not be realized.

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

Performance-Based Employee Stock Compensation

Pursuant to applicable accounting standards, we estimate compensation expense that is recognized in our consolidated condensed statements of operations for the fair value of employee stock-based compensation related to grants of performance-based stock options and restricted stock awards.  This estimate requires various subjective assumptions, including probability of meeting the underlying performance-based earnings per share targets, achieving certain market conditions based on the price of our Class A common stock and estimating forfeitures for service based awards.  If any of these assumptions change significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period.

Recent Accounting Pronouncements

Accounting Standards Codification - In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB Accounting Standards Codification during the three months ended September 30, 2009, did not have a material effect on the Company's consolidated condensed financial statements.

Fair Value Measurement of Liabilities - In August 2009, the FASB issued authoritative guidance which provides clarification regarding the required techniques for the fair value measurement of liabilities. This update applies to all entities that measure liabilities at fair value, and is effective for the first interim or annual reporting period beginning after its issuance in August 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated condensed financial statements.

Transfers of Financial Assets - In June 2009, the FASB issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated condensed financial statements.

Variable Interest Entities - In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated condensed financial statements.

Subsequent Events - In May 2009, the FASB issued authoritative guidance that established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This authoritative guidance was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance did not affect the Company's consolidated condensed financial statements.

Interim Disclosures about Fair Value of Financial Instruments - In April 2009, the FASB issued authoritative guidance to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance also amends previous guidance to require those disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not affect the Company's consolidated condensed financial statements.

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued authoritative guidance which amends and expands the previous disclosure requirements, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for, and their effect on the entity's financial position, financial performance and cash flows.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated condensed financial statements.

Business Combinations - In December 2007, the FASB issued authoritative guidance that establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of the guidance are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated condensed financial statements.

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued authoritative guidance that modified accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated condensed financial statements.

Fair Value Measurements - In September 2006, the FASB issued authoritative guidance which provides guidance on how to measure assets and liabilities at fair value. The guidance applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. Portions of the guidance were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  The adoption of the guidance did not have a significant impact on the Company's consolidated condensed financial statements.

In February 2008, the FASB amended the scope of the original guidance to exclude accounting for leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement.   The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value. Also, in February 2008, the FASB delayed the effective date of the aforementioned fair value guidance one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements on a recurring basis. The Company adopted the remaining provisions as of January 1, 2009. The adoption the guidance did not have a significant impact on the Company's consolidated condensed financial statements.

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

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of September 30, 2009, 60% of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007.  Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts.  These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases.  If we do hedge, we may be forced to make cash payments under the hedging arrangements. A small portion of our fuel requirements for 2009 were covered by volume purchase commitments.  The Company did not enter into any derivatives until the third quarter of 2009. As of September 30, 2009, we entered into forward futures swap contracts, which pertain to 2.5 million gallons or approximately 4% percent of our projected January through December 2010 fuel requirements. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  We currently have no derivatives in place for fuel price fluctuations occurring in the remainder of 2009.  Based on current market conditions, we have decided to limit our hedging and purchase commitments, but we continue to evaluate such measures.  The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter results have historically has been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation.  During September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

The Company is subject to risks associated with the availability and price of fuel, which are subject to political, economic and market factors that are outside of the Company's control.  We may also be adversely affected by the timing and degree of fluctuations in fuel prices. The Company's fuel-surcharge program mitigates the effect of rising fuel prices but does not always result in fully recovering the increase in its cost of fuel. In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather and due to fluctuations in the price of fuel between the fuel surcharge's benchmark index reset.

The Company did not enter into any derivatives until the third quarter of 2009; however, in September 2009 we entered into forward futures swap contracts, which pertain to 2.5 million gallons or approximately 4% percent of our projected January through December 2010 fuel requirements. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  We currently have no derivatives in place for fuel price fluctuations occurring in the remainder of 2009.  Given that the value of the forward futures swap contracts are not significant, a one dollar change in the related price of heating oil or diesel would not have a material impact on the Company's results of operations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.

Our variable rate obligations consist of our Credit Facility.  Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrue interest at a base rate equal to the Agent's prime rate plus an applicable margin that adjusts quarterly based on average pricing availability.  LIBOR loans accrue interest at LIBOR plus an applicable margin that adjusts quarterly based on average pricing availability.  The unused line fee is adjusts quarterly based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by Covenant Transportation Group, Inc. and secured by a pledge of substantially all of the Company's assets, with the notable exclusion of any real estate or revenue equipment financed with purchase money debt, including, without limitation, tractors financed through revenue equipment installment notes provided by the captive financial subsidiaries of our primary revenue equipment suppliers.

On March 27, 2009, the Company obtained an amendment to its Credit Facility, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3.0 million for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) sets a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased the Company's letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, the Company agreed to the increases in interest rates and fees described above and paid fees of approximately $0.5 million.  Assuming variable rate borrowings under our Credit Facility at September 30, 2009 levels, a one percentage point change in interest rates could impact our annual interest expense by approximately $0.1 million.

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

We have written-off our minority investment in Transplace and a substantial portion of a related note receivable, and we could be subject to a further write-down or write-off of our note receivable from Transplace.

We own approximately 12.4% of Transplace, a global transportation logistics service.   In the formation transaction for Transplace, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets, and cash, in exchange for our ownership. We account for this investment, which totaled approximately $10.7 million, using the cost method of accounting, noting it was historically included in other assets in our consolidated condensed balance sheets.  Also, during the first quarter of 2005, we loaned Transplace approximately $2.6 million in the form of a note receivable.

Based on the occurrence of an impairment indicator, as defined by FASB Accounting Standards Codification 325, we determined that the value of our equity investment in Transplace had become completely impaired in the third quarter of 2009, and the value of the note receivable had become impaired by approximately $0.9 million.  As a result, we recorded a non-cash impairment charge of $11.6 million during the third quarter of 2009 on our Transplace investment and note receivable and will carry forward a note receivable of $1.9 million.  We will continue to evaluate our note receivable with Transplace for impairment.  This impairment evaluation includes general economic and Transplace-specific evaluations.  If we determine that an additional decline in the value of this note receivable has occurred, we may be forced to further write down or write-off our note receivable from Transplace and a charge to earnings would be recorded to other (income) expenses in our consolidated condensed statements of operations.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 12, 2009	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer
in his capacity as such and on behalf of the issuer.