Form 10-K
period 2009-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2010-03-30
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24960
COVENANT TRANSPORTATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0320154
(State / other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Birmingham Hwy.
Chattanooga, TN	37419
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	423 - 821-1212

$0.01 Par Value Class A Common Stock – The NASDAQ Global Select Market
Securities registered pursuant to Section 12(b) of the Act:	(Title of class)

Securities registered pursuant to Section 12(g) of the Act:	None

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
[X] Yes   [  ] No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes   [  ] No

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
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009, was approximately $47 million (based upon the $5.50 per share closing price on that date as reported by NASDAQ).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 23, 2010, the registrant had 11,840,568 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Materials from the registrant's definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held on May 6, 2010, have been incorporated by reference into Part III of this Form 10-K.

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

General

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  We also generate revenue through a subsidiary that provides freight brokerage services.

We were founded as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  A combination of customer demand for additional services and changes in freight distribution patterns caused us to seek to provide additional services.  Through several acquisitions in the late 1990's and continuing through 2006, we entered the refrigerated, solo, and regional markets.  In addition, over the past several years, we internally developed the capacity to provide dedicated fleet and freight brokerage services.

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and our Brokerage Services, also known as Covenant Transport Solutions, Inc. ("Solutions").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transportation, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver service.

The Solutions segment provides freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide.  The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of our Truckload segment.

The following chart reflects the size of each of our subsidiaries measured by 2009 freight revenue:

Asset-Based Truckload Services

Our truckload segment comprised approximately 91%, 91%, and 97% of our total operating revenue in 2009, 2008, and 2007, respectively.

We primarily generate revenue by transporting freight for our customers.  Generally, we are paid a predetermined rate per mile for our truckload services.  We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate.  These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers.  These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which include compensating independent contractors and providers of expedited intermodal rail services.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors.  Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

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

At December 31, 2009, we operated 3,113 tractors and 8,005 trailers.  Of these tractors, 2,784 were owned, 236 were financed under operating leases, and 93 were provided by independent contractors, who own and drive their own tractors.  Of these trailers, 2,018 were owned, 5,687 were financed under operating leases, and 300 were financed under capital leases.

Independent contractors (owner-operators) provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile.  We do not have the capital outlay of purchasing the tractor.  The payments to independent contractors are recorded in revenue equipment rentals and purchased transportation.  Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractor-tractors, driver compensation, fuel, and other expenses are not incurred.  Because obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, we evaluate our efficiency using net margin as well as operating ratio.

The development of our business has affected our operating metrics over time.  We measure performance of our Truckload segment and the related subsidiaries’ service offerings in four areas: average length of haul, average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week (excluding fuel surcharges).  A description of each follows:

Average Length of Haul in Miles.  Our average length of haul has decreased over time as we have increased the use of solo-driver tractors and increased our focus on regional markets.  Shorter lengths of haul frequently involve higher rates per mile from customers, fewer miles per truck, and a greater percentage of non-revenue miles caused by re-positioning of equipment.

Average Freight Revenue Per Total Mile.  Our average freight revenue per mile dropped significantly in 2009 because of overcapacity in our industry in comparison to freight demand in a recessionary economic environment.  All freight revenue per mile numbers exclude fuel surcharge revenue.

Average Miles Per Tractor. Average miles per tractor reflects economic demand, our ability to match fleet size to demand, and the percentage of team-driven tractors in our fleet.

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

Brokerage Services

Our Solutions segment comprised approximately 9%, 9%, and 3% of our total operating revenue in 2009, 2008, and 2007, respectively.  Solutions derives revenue from arranging transportation services for customers through relationships with thousands of third-party carriers and integration with our Truckload segment.  Solutions provides freight brokerage services through freight brokerage agents, who are paid a commission for the freight brokerage service they provide, and directly through in-house brokerage personnel working in direct contact with customers.  The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing selling, general, and administrative expenses.  Our brokerage loads decreased to 24,769 in 2009, from 27,117 in 2008.  Average revenue per load also decreased approximately 5% to $1,912 in 2009, from $2,017 in 2008, primarily due to a decrease in fuel surcharge collection and an overall decrease in rates paid to carriers as a result of the weakened economic climate.

Customers and Operations

Our primary customers include manufacturers and retailers, as well as other transportation companies.  In 2009, our five largest customers were Estes Express Lines, Georgia Pacific, Transplace, UPS, and Wal-Mart.  Estes Express Lines, Transplace, and UPS are other transportation providers who seek our services when our team-driven tractors or other service capabilities offer them an advantage.  No customer accounted for more than 10% of our consolidated revenue in 2009, 2008, or 2007.  Our top five customers accounted for approximately 26%, 20%, and 22% of our revenue in 2009, 2008, and 2007, respectively.

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

We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  This system also updates the tractor's position every thirty (30) minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency.

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

Our operations generally follow the seasonal norm for the trucking industry.  Equipment utilization is usually at its highest from May to August, maintains high levels through October, and generally decreases during the winter, around holidays, and as inclement weather impedes operations.

We operate throughout the United States and in parts of Canada and Mexico, with substantially all of our revenue generated from within the United States.  All of our assets are domiciled in the United States, and for the past three years, less than one percent of our revenue has been generated in Canada and Mexico.  We do not separately track domestic and foreign revenue from customers or domestic and foreign long-lived assets, and providing such information would be impracticable.

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project is to have uniform operational and financial systems across the entire company as we believe this will improve customer service, utilization, and enhance our visibility into and across the organization.  The Company incurred approximately $2.6 million in 2009 related to this system upgrade, and all related amounts are included in construction in progress in the consolidated balance sheet as the related systems were not implemented as of December 31, 2009.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to our success, and we have made each of these factors a primary element of our strategy.  We recruit both experienced and student drivers as well as independent contractor drivers who own and drive their own tractor and provide their services to us under lease.  We conduct recruiting and/or driver orientation efforts from five of our locations, and we offer ongoing training throughout our terminal network.  We emphasize driver-friendly operations throughout our organization.  We have implemented automated programs to signal when a driver is scheduled to be routed toward home, and we assign fleet managers specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with us.

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

While the driver recruiting market was less difficult than prior years, retention remained challenging in 2009.  We believe weakness in the housing market contributed favorably to our recruiting and retention efforts for much of 2009.  Our results of operations could be negatively impacted by the new Comprehensive Safety Analysis regulations that will go into effect in late 2010 and, if adopted, recent rules proposed by the Federal Motor Carrier Safety Administration ("FMCSA") requiring additional training for potential drivers to obtain a commercial driver's license, as these regulations could materially impact the number of potential new drivers entering the industry or the qualifications of drivers already in the industry.  We anticipate that competition for qualified drivers will remain high, particularly if the economy improves, and cannot predict whether we will experience future shortages.  If such a shortage was to occur and a driver pay rate increase became necessary to attract and retain drivers, our consolidated results of operations could be negatively impacted to the extent that we may be unable to obtain corresponding freight rate increases.

We use driver teams in a substantial portion of our tractors.  Driver teams permit us to provide expedited service on selected long-haul lanes because teams are able to handle longer routes and drive more miles while remaining within U.S. Department of Transportation ("DOT") hours of service rules.  The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers.  The use of teams, however, increases personnel costs as a percentage of revenue and the number of drivers we must recruit.  At December 31, 2009, teams operated approximately 29% of our tractors.

We are not a party to a collective bargaining agreement.  At December 31, 2009, we employed approximately 4,065 drivers and approximately 754 non-driver personnel.  At December 31, 2009, we also contracted with approximately 93 independent contractor drivers.  We believe that we have a good relationship with our personnel.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers.  Our policy is to operate a low age fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns.  We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance.  At December 31, 2009, our tractor fleet had an average age of approximately 22 months and our trailer fleet had an average age of approximately 58 months.  At December 31, 2009, approximately 64% of our tractors were equipped with 2007 emission-compliant engines.  Approximately 82% of our trailers were dry vans and the remainder were refrigerated vans.

Over the past several years, the price of new tractors has risen dramatically, while the resale value has generally not changed or has decreased.  This has substantially increased our costs of operation over the past several years.  Tractor manufacturers have indicated that they intend to continue increasing prices prior to and following the introduction of 2010 emission-compliant engines.

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

The United States trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominate the market.  Service and price are the principal means of competition in the trucking industry.  We compete to some extent with railroads and rail-truck intermodal service but differentiate ourselves from them on the basis of service.  Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduce the effectiveness of such service to customers with time-definite pick-up and delivery schedules.  In times of high fuel prices or less consumer demand, however, rail-intermodal competition becomes more significant.

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

Regulation

Our operations are regulated and licensed by various U.S. agencies.  Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service.  Such matters as weight and equipment dimensions are also subject to U.S. regulations.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS"), also regulate our equipment, operations, and drivers.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart (the "Final Rule").  However, advocacy groups have continued to challenge the Final Rule and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on driver hours-of-service would not take effect pending the publication of a new Notice of Proposed Rulemaking.  Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010, and the FMCSA will issue a final rule by 2012.  The current hours-of-service rules, adopted in 2005, will remain in effect during the rulemaking proceedings.  In December 2009, the FMCSA issued a notice soliciting data and research information the FMCSA may consider in drafting the forthcoming Notice of Proposed Rulemaking.

We are unable to predict what form the new rules may take, how a court may rule on such challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modifications to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA's new Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the Company standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers.  Implementation of the new regulations is set for July 1, 2010, and enforcement will begin in late 2010.  As a result of new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  The Company currently has a satisfactory DOT safety rating, which is the highest available rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  The new regulations also may result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

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

Certain states and municipalities continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions.  These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, discharge and retention of storm water, and other environmental matters that import inherent environmental risks.  We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  We also maintain above-ground bulk fuel storage tanks and fueling islands at three of our facilities.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations limiting exhaust emissions became more restrictive in 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Fuel Availability and Cost

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts.  During the past several years, fuel cost per gallon has increased, though the cost of fuel was lower in 2009 than 2008 considering the historical highs for petroleum products in 2008.  We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include a minimum combined rate and assumed fuel surcharge component.  This combination of initiatives has contributed to significant improvements in fleet wide average fuel mileage.  Moreover, we have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs; however, even with the fuel surcharges, the price of fuel has affected our profitability.  Most of these programs automatically adjust weekly depending on the cost of fuel.  There can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, and for fuel used by refrigerated trailer units that generally are not billed to customers.  In addition, during 2008 and 2009, many customers attempted to modify their surcharge programs, some successfully, which has resulted in recovery of a smaller portion of fuel price increases.  Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability.

The Company engages in activities that expose it to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

The Company did not enter into any derivatives until the third quarter of 2009; however, in September 2009 we entered into forward futures swap contracts, which pertain to 2.5 million gallons of diesel, or approximately 4%, of our projected January through December 2010 fuel requirements.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.

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

Additional Information

At December 31, 2009, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CTG Leasing Company, a Nevada corporation; and Volunteer Insurance Limited, a Cayman Islands company.

Our headquarters is located at 400 Birmingham Highway, Chattanooga, Tennessee 37419, and our website address is www.covenanttransport.com.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge through our website.  Information contained in or available through our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K.

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

Our business is subject to general economic and business factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

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

In mid-2005, we undertook a strategic plan designed to improve our profitability.  Among other things, this plan included changes to items such as the customer base, rate structure, routes served, driver domiciles, management, reporting structure, and operating procedures.  These changes, and others that we did not expect, have presented, and are expected to continue to present, significant challenges, particularly in light of weak freight demand and increased fuel prices that have persisted since the second half of 2006, as well as the negative impact economic conditions have had on freight rates and volumes since mid-2008.  Despite our efforts to execute the strategic plan, we experienced a net loss in 2009 and also may experience a net loss in 2010.  If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

Our Credit Facility and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with the covenant, restrictions, and requirements.  A default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have an $85.0 million Credit Facility with a group of banks and numerous other financing arrangements.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and a fixed charge coverage ratio.  On February 25, 2010, the Company obtained an amendment to its Credit Facility, which, among other things (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In consideration of these changes, we agreed to certain fees in connection with the amendment.  We have had difficulty meeting budgeted results in the past.  If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain a further amendment or waiver under our Credit Facility, or doing so may result in additional fees.  See "Material Debt Agreements" below for additional information.

Certain other financing arrangements contain certain restrictions and covenants, as well.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral, or impose significant fees and transaction costs.  If acceleration occurs, the current credit market crisis may make it difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, the current lack of available credit and consequent more stringent borrowing terms may mean that credit is not available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

Our substantial indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, capital leases, operating lease obligations, and encumbered assets:

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

Fluctuations in the price or availability of fuel, hedging activities, and the volume and terms of diesel fuel purchase commitments, and surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses.  Diesel fuel prices fluctuate greatly due to economic, political, weather, and other factors beyond our control each of which may lead to an increase in the cost of fuel.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations.  From time-to-time, we use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations.  We may be forced to make cash payments under the hedging arrangements.  We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  A failure to improve our fuel price protection through these measures, increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense could reduce our earnings and make our earnings more volatile.  We self-insure for a significant portion of our claims exposure and related expenses.  We accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise, and we evaluate and revise these accruals from time-to-time based on additional information.  Due to our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.  Historically, we have had to significantly adjust our reserves on several occasions, and future significant adjustments may occur.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers.  If any claim was to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Our insurance and claims expense could increase when our current coverage expires, or we could raise our self-insured retention.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits.  Our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, if we experience a claim for which we do not have coverage, or if we have to increase our reserves again.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability.

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

A significant portion of our revenue is generated from our major customers.  Generally, we do not have long-term contractual relationships with our major customers, and our customers may not continue to use our services or could reduce their use of our services.  For some of our customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining.  Regulatory requirements, including the new Comprehensive Safety Analysis 2010 initiative (discussed below), and an improvement in the economy could reduce the number of eligible drivers or force us to pay more to attract and retain drivers.  A shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.  In addition, we and our industry suffer from a high turnover rate of drivers.  Our high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

We operate in a highly regulated industry, and changes in regulations or increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies.  Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States DOT, including those relating to drug and alcohol testing and hours-of-service.  Such matters as weight and equipment dimensions also are subject to U.S. and Canadian regulations.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the EPA, and the DHS, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted, effective January 4, 2004, and then modified, effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart (the "Final Rule").  However, advocacy groups have continued to challenge the Final Rule and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on driver hours-of-service would not take effect pending the publication of a new Notice of Proposed Rulemaking.  Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010, and the FMCSA will issue a final rule by 2012.  The current hours-of-service rules, adopted in 2005, will remain in effect during the rulemaking proceedings.  In December 2009, the FMCSA issued a notice soliciting data and research information the FMCSA may consider in drafting the forthcoming Notice of Proposed Rulemaking.

We are unable to predict what form the new rules may take, how a court may rule on such challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modifications to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA's new Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the Company standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers.  Implementation of the new regulation is set for July 1, 2010, and enforcement will begin in late 2010.  As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  The Company currently has a satisfactory DOT rating, which is the highest available rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  The new regulations also may result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

On December 26, 2007, the FMCSA published a Notice of Proposed Rule Making in the Federal Register regarding minimum requirements for entry level driver training.  Under the proposed rule, a commercial driver's license applicant would be required to present a valid driver training certificate obtained from an accredited institution or program.  Entry-level drivers applying for a Class A commercial driver's license would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours.  The current regulations do not require a minimum number of training hours and require only classroom education.  Drivers who obtain their first commercial driver's license during the three-year period after the FMCSA issues a final rule would be exempt.  The FMCSA has not established a deadline for issuing the final rule, but the comment period expired on May 23, 2008.  If the rule is approved as written, this rule could materially affect the number of potential new drivers entering the industry and, accordingly, negatively affect our results of operations.

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

In general, the increasing burden of regulation raises our costs and lowers our efficiency.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us or by our suppliers who pass the costs on to us through higher prices could adversely affect our results of operations.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with cash flows from operations, borrowings under our Credit Facility, proceeds under our financing facilities, and leases of revenue equipment.  If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

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

We made ten acquisitions between 1996 and 2006.  Accordingly, acquisitions have provided a substantial portion of our growth.  We may not have the financial capacity or be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected.  Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness.  In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results.  If we make acquisitions in the future, we may not be able to successfully integrate the acquired companies or assets into our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  We operate in industrial areas where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  We also maintain above-ground bulk fuel storage tanks and fueling islands at three of our facilities.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations limiting exhaust emissions became more restrictive in 2010.  Engines meeting new emissions standards generally cost more and require additional maintenance compared with earlier models.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future.  Regulations related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  More specifically, legislative or regulatory actions related to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

Increased prices, reduced productivity, and scarcity of financing for new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors.  Prices may increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines and due to the pricing power among equipment manufacturers.  More restrictive EPA emissions standards have required vendors to introduce new engines.  Additional EPA mandated emissions standards became effective for newly manufactured trucks in January 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.

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

Near the end of 2008, we lowered our tractor disposal proceeds expectations in response to a combination of sharply lower economic indicators, a worsening credit market, and significantly lower prices received for disposals of our used revenue equipment.  Based on these factors and the expected remaining useful lives of some of our equipment, we recorded impairments of the carrying values of most of the tractors and trailers recorded as held for sale that were expected to be traded or sold in 2009 as well as most of our in-use tractors that were expected to be traded or sold in 2009 or 2010.  Although we do not expect to be required to make any future cash expenditures as a result of this impairment charge, cash proceeds of future disposals of revenue equipment are anticipated to be lower than expected prior to this impairment charge.  Additional impairments of the carrying values of our revenue equipment could have a materially adverse effect on our business and operating results.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are highly dependent upon the services of the following key employees: David R. Parker, our Chairman of the Board, Chief Executive Officer, and President; Joey B. Hogan, our Senior Executive Vice President and Chief Operating Officer, and President of our Covenant subsidiary; Richard B. Cribbs, our Senior Vice President and Chief Financial Officer; Tony Smith, our President of SRT; James Brower, our President of Star; M. David Hughes, our Senior Vice President, Corporate Treasurer, and Covenant subsidiary's Senior Vice President of Fleet Management and Procurement; and R.H. Lovin, Jr., our Covenant subsidiary's Executive Vice President of Administration.  We currently do not have employment agreements with any of the employees referenced above.  The loss of any of their services could negatively impact our operations and future profitability.  We must continue to develop and retain a core group of managers if we are to realize our goal of improving our profitability.

Our Chief Executive Officer and President and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board, Chief Executive Officer, and President, David Parker, and his wife, Jacqueline Parker, beneficially own approximately 40% of our outstanding Class A and Class B common stock and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 48% of the voting power of all of our outstanding stock.  The Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

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

Our common stock is listed on the NASDAQ Global Select Market.  Nasdaq's continued listing standards for our common stock require, among other things, that (i) the closing bid price for our common stock not fall below $1.00; (ii) we have at least 400 beneficial holders and/or holders of record of our common stock; (iii) our stockholders' equity not fall below $10 million; (iv) we have more than 750,000 shares held by the public (excluding officers, directors, and beneficial holders of 10% or more) with a market value of at least $5.0 million; and (v) we have at least two registered and active dealers meeting the requirements set forth in the standards.  A failure to meet these continued listing requirements is generally required to exist for a period of 10 to 30 consecutive business days (depending upon the type of failure) before a deficiency will be determined to exist.  If our common stock was threatened with delisting from the NASDAQ Global Select Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements or we may pursue other strategic alternatives to meet the continuing listing standards.

In addition, we may choose to voluntarily delist from NASDAQ, or "go dark", in the event we believe we may be subject to a delisting proceeding or for any other reason our Board of Directors determines it to be in the best interest of our stockholders.

If our common stock is delisted by, or we voluntarily delist from, NASDAQ, our common stock may be eligible to trade on the NYSE Alternext U.S., the OTC Bulletin Board, or the Pink OTC Markets.  In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

The stock market has recently experienced price and volume fluctuations.  This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.  These broad market fluctuations may materially adversely affect the market price of our common stock, regardless of our operating results.  In addition, as a result of our small public float and limited trading volume, our common stock may be more susceptible to volatility arising from any of these factors.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some customers reduce their shipments after the winter holiday season.  Revenue also can be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase due to declining fuel efficiency because of engine idling and due to harsh weather creating higher accident frequency, increased claims, and more equipment repairs.  We also could suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.  Weather and other seasonal events could adversely affect our operating results.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our corporate headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee.  This facility includes an office building of approximately 182,000 square feet, a maintenance facility of approximately 65,000 square feet, a body shop of approximately 60,000 square feet, and a truck wash.  Our Solutions segment is also operated and managed out of the Chattanooga facility.  We maintain eleven terminals, which are utilized by our Truckload segment located on our major traffic lanes in or near the cities listed below.  These terminals provide a base for drivers in proximity to their homes, a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, and the other uses indicated below.

Terminal Locations	Maintenance	Recruiting/ Orientation	Sales	Ownership
Chattanooga, Tennessee	x	x	x	Leased
Indianapolis, Indiana				Leased
Texarkana, Arkansas	x	x	x	Owned
Hutchins, Texas	x	x		Owned
French Camp, California				Leased
Long Beach, California				Owned
Pomona, California		x		Owned
Allentown, Pennsylvania				Owned
Nashville, Tennessee	x	x	x	Owned
Olive Branch, Mississippi	x			Owned
Orlando, Florida				Leased

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

ITEM 4.                      (RESERVED AND REMOVED)

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2008, to December 31, 2009.

Period	High	Low

Calendar Year 2008:

1st Quarter	$8.48	$5.10
2nd Quarter	$6.45	$2.90
3rd Quarter	$5.64	$2.70
4th Quarter	$3.22	$1.36

Calendar Year 2009:

1st Quarter	$2.38	$1.60
2nd Quarter	$5.88	$1.92
3rd Quarter	$5.47	$3.40
4th Quarter	$5.09	$3.68

As of March 23, 2010, we had approximately 113 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of March 23, 2010, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

ITEM 6.                      SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Freight revenue	$520,495	$615,810	$602,629	$572,239	$555,428
Fuel surcharge revenue	68,192	158,104	109,897	111,589	87,626
Total revenue	$588,687	$773,914	$712,526	$683,828	$643,054

Operating expenses:
Salaries, wages, and related expenses	216,158	263,793	270,435	262,303	242,157
Fuel expense	143,835	260,704	211,022	194,355	170,582
Operations and maintenance	35,409	42,459	40,437	36,112	33,625
Revenue equipment rentals and purchased transportation	76,484	90,974	66,515	63,532	61,701
Operating taxes and licenses	12,113	13,078	14,112	14,516	13,431
Insurance and claims	31,955	37,578	36,391	34,104	41,034
Communications and utilities	5,740	6,702	7,377	6,727	6,579
General supplies and expenses	23,593	26,399	23,377	21,387	17,778
Depreciation and amortization, including net gains on disposition of equipment and impairment of assets (1)	48,122	63,235	53,541	41,150	39,101
Goodwill impairment charge (2)	-	24,671	-	-	-
Total operating expenses	593,409	829,593	723,207	674,186	625,988
Operating income (loss)	(4,722)	(55,679)	(10,681)	9,642	17,066
Other (income) expense:
Interest expense	14,184	10,373	12,285	7,166	4,203
Interest income	(144)	(435)	(477)	(568)	(273)
Loss on sale of Transplace investment and note receivable (3)	11,485	-	-	-	-
Loss on early extinguishment of debt	-	726	-	-	-
Other	(199)	(160)	(183)	(157)	(538)
Other expenses, net	25,326	10,504	11,625	6,441	3,392
Income (loss) before cumulative effect of change in accounting principle	(30,048)	(66,183)	(22,306)	3,201	13,674
Income tax expense (benefit)	(5,018)	(12,792)	(5,580)	4,582	8,003
Income (loss) before cumulative effect of change in accounting principle	(25,030)	(53,391)	(16,726)	(1,381)	5,671
Cumulative effect of change in accounting principle, net of tax (4)	-	-	-	-	(485)
Net income (loss)	$(25,030)	$(53,391)	$(16,726)	$(1,381)	$5,186

(1)
Includes a $1,665 pre-tax impairment charge related to an airplane in 2007 and a $15,791 pretax impairment charge related to revenue equipment in 2008.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of these impairments.

(2)
Represents a non-cash impairment charge to write off the goodwill associated with the acquisition of our Star Transportation subsidiary.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of this impairment.

(3)	Represents a non-cash loss on sale of investment in Transplace and a related receivable.
(4)	Represents a $485 adjustment, net of tax, related to the adoption of a new accounting standard related to asset retirement obligations.

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(1.77)	$(3.80)	$(1.19)	$(0.10)	$0.40

Cumulative effect of change in accounting principle	-	-	-	-	(0.03)

Basic earnings (loss) per share	$(1.77)	$(3.80)	$(1.19)	$(0.10)	$0.37

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:	$(1.77)	$(3.80)	$(1.19)	$(0.10)	$0.40
Cumulative effect of change in accounting principle	-	-	-	-	(0.03)

Diluted earnings (loss) per share	$(1.77)	$(3.80)	$(1.19)	$(0.10)	$0.37

Basic weighted average common shares outstanding	14,124	14,038	14,018	13,996	14,175

Diluted weighted average common shares outstanding	14,124	14,038	14,018	13,996	14,270

	Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Balance Sheet Data:
Net property and equipment	$278,335	$236,018	$247,530	$274,974	$211,158
Total assets	$398,312	$393,676	$439,794	$475,094	$371,261
Long-term debt and capital lease obligations, less current maturities	$146,556	$107,956	$86,467	$104,900	$33,000
Total stockholders' equity	$94,675	$118,820	$172,266	$188,844	$189,724

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.42	$1.53	$1.52	$1.51	$1.51
Average freight revenue per total mile (1)	$1.27	$1.36	$1.36	$1.36	$1.36
Average freight revenue per tractor per week (1)	$2,920	$3,105	$3,088	$3,077	$3,013
Average miles per tractor per year	119,836	118,992	118,159	117,621	115,765
Weighted average tractors for year (2)	3,111	3,456	3,623	3,546	3,535
Total tractors at end of period (2)	3,113	3,292	3,555	3,719	3,471
Total trailers at end of period (3)	8,005	8,277	8,667	9,820	8,565

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by owner-operators.
(3)	Excludes monthly rental trailers.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

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

Our consolidated operating freight revenue, which excludes fuel surcharges, decreased to $520.5 million for 2009, a 15.5% decrease from $615.8 million in 2008.  Lower fuel prices resulted in fuel surcharge revenues of $68.2 million during 2009, compared with $158.1 million for 2008.  The decreased level of freight revenue was primarily attributable to reduced fleet size, a reduction in loads, and continued severe pressure on freight rates as a result of the economic recession.  We measure freight revenue because management believes that fuel surcharges tend to be a volatile source of revenue, and the removal of such surcharges affords a more consistent basis for comparing results of operations from period to period.

The weak economic environment negatively impacted freight volumes and freight rates across each of the subsidiaries when comparing 2009 to 2008, as evidenced by the 6.0% decrease in average freight revenue per truck per week, our primary measure of asset productivity, and a 6.9% or $0.10 decrease in average freight revenue per total mile in our Truckload segment.  Similarly, revenue in our Brokerage segment declined year-over-year because of a 17% reduction in the rate per loaded mile, a 5% reduction in revenue per load, and the closure of a large company store in October 2008.  In anticipation of lower freight volumes, we proactively reduced our fleet size in the first half of 2009 and maintained the decreased level throughout the second half of the year, providing for a decrease in weighted average tractors of 10% to 3,111 in the 2009 period, from 3,456 in the 2008 period.  With the assistance of the fleet reduction, we experienced a 0.7% increase in average miles per tractor in 2009 versus 2008.

Additional items of note included the following:

•	Operating loss of $4.7 million and an operating ratio of 100.9%, compared with an operating loss of $55.7 million and an operating ratio of 109.0% in 2008;
•	Operating expenses, excluding impairments of goodwill and property and equipment, in our asset-based operations declined $0.13 per mile compared with 2008;
•	A decrease in overall compensation while achieving our highest ratio of tractors per non-driving employee since becoming a public company in 1994;
•	We finished the year with the lowest number of DOT reportable accidents per million miles since we began tracking the data in 2001;
•
Non-cash impairment charge of $11.5 million (with no tax benefit) in 2009 relating to the loss on our investment in and note receivable from Transplace, Inc. and non-cash impairments totaling $40.5 million in 2008 related to property and equipment and goodwill; and

•
Net loss of $25.0 million, or ($1.77) per basic and diluted share, compared with a net loss of $53.4 million, or ($3.80) per basic and diluted share in 2008 (including the impairment charges in both periods).

For information about our current trends and future outlook, readers are encouraged to review our statements contained in the "Results of Consolidated Operations" and "Results of Segment Operations" sections below.

RESULTS OF CONSOLIDATED OPERATIONS

For comparison purposes in the table below, we use freight revenue, or total revenue less fuel surcharges, in addition to total revenue when discussing changes as a percentage of revenue.  We believe excluding this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  Freight revenue excludes $68.2 million, $158.1 million, and $109.9 million of fuel surcharges in 2009, 2008, and 2007, respectively.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2009	2008	2007		2009	2008	2007

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	36.7	34.1	38.0	Salaries, wages, and related expenses	41.5	42.8	44.9
Fuel expense	24.4	33.7	29.6	Fuel expense (1)	14.6	16.7	16.8
Operations and maintenance	6.0	5.5	5.7	Operations and maintenance	6.8	6.9	6.7
Revenue equipment rentals and purchased transportation	13.0	11.8	9.3	Revenue equipment rentals and purchased transportation	14.7	14.8	11.0
Operating taxes and licenses	2.1	1.7	2.0	Operating taxes and licenses	2.3	2.1	2.3
Insurance and claims	5.4	4.9	5.1	Insurance and claims	6.1	6.1	6.0
Communications and utilities	1.0	0.9	1.0	Communications and utilities	1.1	1.1	1.2
General supplies and expenses	4.0	3.2	3.3	General supplies and expenses	4.5	4.3	3.9
Depreciation and amortization, including net gains on disposition of equipment (2)	8.2	8.2	7.5	Depreciation and amortization, including net gains on disposition of equipment (2)	9.3	10.3	8.9
Goodwill impairment (3)	0.0	3.2	0.0	Goodwill impairment (3)	0.0	4.0	0.0
Total operating expenses	100.8	107.2	101.5	Total operating expenses	100.9	109.1	101.8
Operating loss	(0.8)	(7.2)	(1.5)	Operating loss	(0.9)	(9.1)	(1.8)
Other expense, net (4)	4.3	1.4	1.6	Other expense, net (4)	4.9	1.7	1.9
Loss before income taxes	(5.1)	(8.6)	(3.1)	Loss before income taxes	(5.8)	(10.8)	(3.7)
Income tax benefit	(0.9)	(1.7)	(0.8)	Income tax benefit	(1.0)	(2.1)	(0.9)
Net loss	(4.2)%	(6.9)%	(2.3)%	Net loss	(4.8)%	(8.7)%	(2.8)%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  The amounts were $68.2 million, $158.1 million, and $109.9 million in 2009, 2008, and 2007, respectively.

(2)
Includes a $9.4 million pre-tax impairment charge for held and used equipment and $6.4 million of pre-tax impairment charges for equipment held for sale in the year ended December 31, 2008, which together represent 2.0% of total revenue and 2.6% of freight revenue.  Includes a $1.7 million pre-tax impairment charge for equipment held for sale in the year ended December 31, 2007.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of these impairments.

(3)
Represents a $24.7 million non-cash impairment charge to write off the goodwill associated with the acquisition of our Star Transportation subsidiary.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of this impairment.

(4)
Includes an $11.5 million non-cash loss on the sale of the investment in and note receivable from Transplace in 2009.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of the loss.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Total revenue decreased $185.2 million, or 23.9%, to $588.7 million in 2009, from $773.9 million in 2008.  Freight revenue excludes $68.2 million of fuel surcharge revenue in 2009 and $158.1 million in 2008.  Freight revenue (total revenue less fuel surcharges) decreased $95.3 million, or 15.5%, to $520.5 million in 2009, from $615.8 million in 2008.  For comparison purposes, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.  As previously discussed, the rate environment was difficult in 2009, and freight volumes were significantly lower than 2008 as a result of the overall weak economic environment.  The decreased level of freight revenue was primarily attributable to weak freight demand, excess tractor and trailer capacity in the truckload industry, and significant rate pressure from customers and freight brokers.  Through mid-year 2009, we continued to reduce the size of our tractor fleet to achieve greater utilization of the remaining tractors in our fleet and attempt to improve profitability.  With the assistance of this fleet reduction, we experienced a 0.7% increase in average miles per tractor versus the 2008 period.  Average freight revenue per tractor per week, our primary measure of asset productivity, decreased 6.0% to $2,920 in 2009, from $3,105 in 2008, while total miles were down 9.3% from 2008.  As the economy has begun to show signs of improvement in 2010, we expect customer demand to increase at a modest rate in the second half of the year.

Salaries, wages, and related expenses decreased $47.6 million, or 18.1%, to $216.2 million in 2009, from $263.8 million in 2008.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 41.5% in 2009, from 42.8% in 2008.  Driver pay decreased $33.7 million to $147.1 million in 2009, from $180.8 million in the 2008 period.  The decrease was attributable to a 38.4 million reduction in truck miles, a decrease in driver pay per mile, and an increase in participation in our driver per diem pay program.  Our payroll expense for employees, other than over-the-road drivers, decreased $6.1 million to $39.4 million from $45.4 million, due to a reduction in our non-driver work force.  Additionally, workers' compensation and group health costs were $3.1 million and $0.9 million lower, respectively, in the 2009 period than the 2008 period, primarily as a result of reduced miles and head count along with favorable development in workers' compensation claims.  If the economy continues to show signs of recovery, our ability to hold in place prior reductions in salaries and wages could be limited.  Accordingly, these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).

Fuel expense, net of fuel surcharge revenue of $68.2 million in 2009 and $158.1 million in 2008, decreased $26.9 million to $75.6 million in 2009, from $102.6 million in 2008.  As a percentage of freight revenue, net fuel expense declined to 14.6% in 2009 from 16.7% in 2008.  Lower average fuel prices in 2009 versus 2008, multiple operating improvements, and the continued addition of auxiliary power units and more fuel efficient engines improved fuel efficiency and contributed to these decreases.

During 2009, fuel prices were less volatile than in 2008, contributing to the decrease in net fuel expense and the related percentage of revenue.  After reaching unprecedented record fuel high fuel prices during most of 2008, diesel fuel prices started to fall in the fourth quarter of 2008 and continued through the first quarter of 2009.  Significant fluctuations in fuel prices impact recovery of surcharges because we purchase fuel daily, while the U.S. Department of Energy ("DOE") index on which the surcharges are based resets weekly.

The Company receives a fuel surcharge on its loaded miles from most shippers; however, this may not cover the entire cost of high fuel prices for several reasons, including the following: surcharges cover only loaded miles, surcharges do not cover miles driven out-of-route by our drivers, and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Additionally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.  The rate of fuel price increases and decreases also can have an impact.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment.  In times of decreasing fuel prices, the lag time causes under-recovery.  Accordingly, volatility in fuel prices could cause volatility in our results of operations.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased $7.1 million to $35.4 million in 2009, from $42.5 million in 2008.  As a percentage of freight revenue, operations and maintenance decreased to 6.8% in 2009, from 6.9% in 2008.  The decrease resulted from decreased tractor and trailer maintenance costs, as a result of fewer tractors and less miles.  Additionally, tire expense decreased due to a somewhat newer average fleet age.  Finally, expenses related to tolls and unloading were less in the 2009 period than the 2008 period, due to the reduction in miles, and driver recruitment expenses were less as a result of the decreased demand for drivers.  As a percentage of freight revenue, operations and maintenance remained relatively constant, as this mostly variable cost tracked our decrease in revenue, and the modest benefit from a somewhat younger tractor fleet was offset by an older trailer fleet and fixed costs.  With the adverse economic environment in 2009, we had less difficulty recruiting and retaining drivers.  If the economy improves, we could face more difficulty recruiting and retaining drivers, which could impact this expense category going forward.  Further, the new Comprehensive Safety Analysis initiative could limit the pool of available drivers and increase these costs.

Revenue equipment rentals and purchased transportation decreased $14.5 million, or 15.9%, to $76.5 million in 2009, from $91.0 million in 2008.  The decrease was a result of payments to third-party transportation providers associated with our Solutions subsidiary, which decreased to $40.0 million in 2009, from $45.3 million in 2008, primarily due to decreased loads and lower fuel costs passed on to those providers.  In addition, we had a $3.8 million reduction in payments to independent contractors, which decreased to $10.3 million in 2009, from $14.1 million in 2008, mainly due to a decrease in the size of the independent contractor fleet and the reduction in fuel surcharges passed through that are a component of the related expense.  Additionally, tractor and trailer equipment rental and other related expenses decreased to $25.9 million in 2009, compared with $31.2 million in 2008.  We had financed approximately 236 tractors and 5,987 trailers under operating leases at December 31, 2009, compared with 646 tractors and 5,706 trailers under operating leases at December 31, 2008.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense remained relatively constant at 14.7% in 2009, and 14.8% in 2008.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  Because we anticipate adding new equipment over the next twelve months through on-balance sheet financing, the percentage of our tractor fleet financed with operating leases is expected to decrease in the near term.  If the economy continues to improve, we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category absent an offsetting increase in revenue.

Operating taxes and licenses decreased $1.0 million, or 7.4%, to $12.1 million in 2009, from $13.1 million in 2008.  As a percentage of freight revenue, operating taxes and licenses increased slightly to 2.3% in the 2009 period, from 2.1% in the 2008 period.  This increase as a percentage of freight revenue resulted from increased costs per tractor as various taxing authorities increased their rates, as well as lower revenue per tractor, which less effectively covered this fixed cost.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased $5.6 million, or 15.0%, to approximately $32.0 million in 2009, from approximately $37.6 million in 2008.  The costs on a per mile basis were approximately half a cent per mile lower when comparing 2009 to 2008 because of a lower accident rate and slightly higher miles per tractor.  The Company's overall safety performance has improved as our DOT reportable accidents dropped to the lowest level per million miles since 2001, giving us the best overall safety performance in at least nine years (based on DOT reportable accidents per million miles).  As a percentage of freight revenue, insurance and claims remained constant at 6.1% in 2009 and 2008 because the decline in average freight revenue per mile offset the improvements in cost per mile.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities decreased to $5.7 million in 2009, from $6.7 million in 2008.  As a percentage of freight revenue, communications and utilities remained constant at 1.1% in 2009 and 2008.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $2.8 million to $23.6 million in 2009, from $26.4 million in 2008.  As a percentage of freight revenue, general supplies and expenses increased slightly to 4.5% in 2009, from 4.3% in 2008.  The increase as a percentage of revenue was primarily due to certain of these costs being fixed in nature, which were less efficiently spread over a reduced revenue base when comparing the 2009 period to the 2008 period.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, decreased $15.1 million or 23.9%, to $48.1 million in 2009, from $63.2 million in 2008.  As a percentage of freight revenue, depreciation and amortization decreased to 9.3% in 2009, from 10.3% in 2008.  The decreases were related to a $15.8 million revenue equipment impairment charge that was recorded in 2008 with no similar charge in 2009.  See "Additional Information Concerning Non-Cash Charges" below for a further description of impairment charges affecting our operating results.  Additionally, included in depreciation and amortization was $1.9 million of losses on the sale of property and equipment in 2008, with only $0.1 million of losses in 2009.  Excluding the impairment charge and the losses on sale of equipment, depreciation and amortization increased $2.5 million in 2009 compared to 2008 as a result of having more owned tractors on our balance sheet as opposed to leased, as we owned 2,784 and 2,555 tractors at December 31, 2009 and 2008, respectively.  Excluding the impairment charge and the losses on sale of equipment, as a percentage of revenue, depreciation and amortization increased to 9.2% in 2009, from 7.5% in 2008, as a result of lower revenue per tractor, which less effectively covered this fixed cost.  We anticipate purchasing additional equipment through on-balance sheet financing over the next twelve months, which will likely cause an increase in depreciation and amortization in the near term.

Goodwill impairment in 2008 related to the $24.7 million write-off of all goodwill associated with our 2006 acquisition of Star Transportation, while there was no similar charge in 2009.  This amount was non-cash and non-deductible for tax purposes.  See "Additional Information Concerning Non-Cash Charges" below for a further description of impairment charges affecting our operating results.

The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net, increased $14.8 million, to $25.3 million in the 2009 period, from $10.5 million in the 2008 period.  The increase is primarily attributable to the loss on the sale of the investment in and note receivable from Transplace, which provided for $11.5 million of the increase.  The remainder of the increase is a result of higher interest costs in the 2009 period, compared to the 2008 period, resulting from a period-over-period increase in debt and the increase in our average interest rate on our Credit Facility, as amended, compared to the average interest rates in the 2008 period.

Our income tax benefit was $5.0 million in 2009 compared to $12.8 million in 2008.  The effective tax rate is different from the expected combined tax rate as a result of permanent differences primarily related to a per diem pay structure implemented in 2001.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.  Additionally, the loss on the sale of the investment in Transplace and goodwill impairment in 2009 and 2008, respectively, were not deductible.

Primarily as a result of the factors described above, net loss was approximately $25.0 million in 2009, compared with a net loss of $53.4 million in 2008.  As a result of the foregoing, our net loss as a percentage of freight revenue improved to (4.8%) in 2009, from (8.7%) in 2008.

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

Average freight revenue per tractor per week increased 0.6% to $3,105 in 2008, from $3,088 in 2007.  The increase was primarily generated by a 0.7% increase in average miles per tractor.  The average miles per tractor increase was attributable to a 7 percentage point increase in the percentage of our fleet operated by driver teams (which usually generate higher miles than a solo-driver truck).  The increase in teams offsets deterioration in miles per truck in our solo fleets.  Weighted average tractors decreased 4.6% to 3,456 in 2008, from 3,623 in 2007.

Salaries, wages, and related expenses decreased $6.6 million, or 2.5%, to $263.8 million in 2008, from $270.4 million in 2007.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 42.8% in 2008 from 44.9% in 2007.  Driver pay decreased $7.7 million to $180.8 million in 2008, from $188.5 million in the 2007 period.  The decrease was attributable to lower driver wages as more drivers opted onto our driver per diem pay program.  Our payroll expense for employees, other than over-the-road drivers, decreased $1.8 million to $45.4 million from $47.2 million, due to a reduction in non-driver work force comparable to the percentage reduction in tractor fleet.  These reductions were partially offset by an increase in workers' compensation expense related to unfavorable development of some outstanding claims during 2008, as well as increases in our group health expenses and additional office salary expense related to severance payments.

Fuel expense, net of fuel surcharge revenue of $158.1 million in 2008 and $109.9 million in 2007, increased $1.5 million to $102.6 million in 2008, from $101.1 million in 2007.  As a percentage of freight revenue, net fuel expense was essentially constant at 16.7% in 2008 and 16.8% in 2007.  Net fuel expense was highly volatile during 2008, however, amounting to 19.0% of freight revenue during the second quarter and dropping to 11.5% of freight revenue in the fourth quarter.  Fuel surcharges amounted to $0.384 per total mile in 2008, compared to $0.257 per total mile in 2007.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, increased $2.0 million to $42.5 million in 2008, from $40.4 million in 2007.  The increase resulted from increased tractor and trailer maintenance costs, as well as increased tire expense associated with a somewhat older average fleet age and the associated tire replacement cycle.  As a percentage of freight revenue, operations and maintenance increased to 6.9% in 2008, from 6.7% in 2007.

Revenue equipment rentals and purchased transportation increased $24.5 million, or 36.8%, to $91.0 million in 2008, from $66.5 million in 2007.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense increased to 14.8% in 2008, from 11.0% in 2007.  These increases were primarily driven by increased payments to third-party transportation providers associated with Solutions, which increased to $45.7 million in 2008 from $16.3 million in 2007.  This was offset by a $3.7 million reduction in payments to independent contractors, which decreased to $14.1 million in 2008, from $17.8 million in 2007, mainly due to a decrease in the independent contractor fleet and a decrease in tractor and trailer equipment rental and other related expenses to $31.2 million in 2008 compared with $32.5 million in 2007.  We had financed approximately 646 tractors and 5,706 trailers under operating leases at December 31, 2008, compared with 693 tractors and 6,322 trailers under operating leases at December 31, 2007.

Operating taxes and licenses decreased $1.0 million, or 7.3%, to $13.1 million in 2008 from $14.1 million in 2007.  As a percentage of freight revenue, operating taxes and licenses remained essentially constant at 2.1% in 2008 and 2.3% in 2007.

Insurance and claims increased $1.2 million, or 3.3%, to approximately $37.6 million in 2008, from approximately $36.4 million in 2007.  As a percentage of freight revenue, insurance and claims remained essentially constant at 6.1% in 2008 and 6.0% in 2007.  During 2008, there was a small number of severe accidents late in the year that resulted in a negative impact of approximately $5.4 million.  During 2007, there were unfavorable developments on two prior-period claims that increased our accrual for casualty claims in 2007 by $5.2 million.  The 2007 increase was partially offset by the receipt of a $1.0 million refund from our insurance carrier related to achieving certain monetary claim targets for our casualty policy in the 2007 policy year.  The insurance refund in 2008 was approximately $0.4 million.

Communications and utilities decreased to $6.7 million in 2008, from $7.4 million in 2007.  As a percentage of freight revenue, communications and utilities remained essentially constant at 1.1% in 2008 and 1.2% in 2007.

General supplies and expenses increased $3.0 million to $26.4 million in 2008, from $23.3 million in 2007.  As a percentage of freight revenue, general supplies and expenses increased to 4.3% in 2008, from 3.9% in 2007.  The increase was primarily due to increased sales agent commissions from our growing brokerage subsidiary, which increased $2.5 million to $3.8 million in 2008, compared to $1.3 million in 2007.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment increased $9.7 million or 18.1%, to $63.2 million in 2008, from $53.5 million in 2007.  As a percentage of freight revenue, depreciation and amortization increased to 10.3% in 2008, from 8.9% in 2007.  The increase was related to a $15.8 million revenue equipment impairment charge that was recorded in 2008, as compared to a $1.7 million impairment charge recorded in 2007.  Excluding the impairment charges, depreciation and amortization decreased $4.4 million in 2008 and, as a percentage of freight revenue, decreased to 7.7% in 2008, from 8.6% in 2007.  These decreases were primarily the result of our efforts to eliminate excess equipment and terminals during 2008, and we reduced our fleet by approximately 263 tractors and 390 trailers.  Depreciation and amortization expense includes any gain or loss on the disposal of equipment, which was an approximately $1.9 million loss in 2008 and a $1.7 million loss in 2007.  See "Additional Information Concerning Non-Cash Charges" below for a further description of impairment charges affecting our operating results.

Goodwill impairment in 2008 related to the $24.7 million write-off of all goodwill associated with our 2006 acquisition of Star Transportation.  This amount is non-cash and non-deductible.  See "Additional Information Concerning Non-Cash Charges" below for a further description of impairment charges affecting our operating results.

Our income tax benefit was $12.8 million in 2008 compared to $5.6 million in 2007.  We reversed a contingent tax accrual during 2007, based on the recommendation by an IRS appeals officer that the IRS concede a case in our favor.  This concession resulted in recognition of approximately $0.4 million of income tax benefit for 2007.

Primarily as a result of the factors described above, net income decreased approximately $36.7 million to a net loss of $53.4 million in 2008, from a net loss of $16.7 million in 2007.  As a result of the foregoing, our net loss as a percentage of freight revenue declined to (8.7%) in 2008, from (2.8%) in 2007.

RESULTS OF SEGMENT OPERATIONS

We operate two reportable business segments.  Our Asset-Based Truckload Services ("Truckload") segment consists of Covenant Transport, Inc., SRT, and Star Transportation.  Our Brokerage Services segment consists of Covenant Transport Solutions, Inc. ("Solutions").  The operation of each of these businesses is described in our notes to the "Business Section."  Unallocated corporate overhead includes costs that are incidental to our activities and are not specifically allocated to one of the segments.  The following tables summarize financial and operating data by segment:

	Twelve months ended December 31,
(in thousands)	2009	2008	2007
Revenues:

Asset-Based Truckload Services	$541,325	$719,220	$692,722
Brokerage Services	47,362	54,694	19,804

Total	$588,687	$773,914	$712,526
Operating Income (Loss):

Asset-Based Truckload Services	$10,552	$(37,091)	$(7,011)
Brokerage Services	155	466	1,031
Unallocated Corporate Overhead	(15,429)	(19,054)	(4,701)

Total	$(4,722)	$(55,679)	$(10,681)

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Our asset-based truckload services segment revenue decreased 24.7%, to $541.3 million for the twelve-month period ended December 31, 2009, compared to $719.2 million for the comparable period in 2008.  Lower fuel prices resulted in fuel surcharge revenue of $68.2 million in the twelve months ended December 31, 2009, versus $158.1 million in the 2008 period.  The decrease in freight revenue is related to a decrease in rates and miles as a result of the weakened economy in 2009.  In 2009, management decreased the fleet size approximately 10% in response to weak demand.  Excluding unallocated corporate overhead, the segment generated an operating income of $10.6 million for the twelve months ended December 31, 2009, compared to an operating loss of $37.1 million for the same 2008 period, primarily due to certain non-cash charges in 2008 totaling $40.5 million related to the impairment of certain property and equipment and Star's goodwill, both of which are discussed in more detail below.  Excluding these charges in 2008, the Truckload segment generated operating income of $3.4 million, representing an increase in operating income in 2009 from 2008, with the exclusion of the impairments, as a result of lower net fuel expenses and cost savings initiatives.

Our brokerage segment revenue decreased 13.4% to $47.3 million for the twelve months ended December 31, 2009, compared to $54.7 million for the same period in the prior year.  The decreases were primarily attributable to a reduction in the portion of revenue attributable to fuel surcharges given fuel was at historic highs throughout much of 2008 and less volume due to the closure of a large company store in October 2008.  Excluding unallocated corporate overhead, operating income for our brokerage segment was $0.2 million for the twelve-month period ended December 31, 2009, compared to an operating income of $0.5 million for the comparable 2008 period.  The decreases are a result of an increase in bad debt expense of $0.3 million from the comparable 2008 period due to several large bankruptcies, an increase in purchased transportation expense per revenue dollar, and an increase in depreciation expense of approximately $0.3 million related to accelerating the depreciation of certain software that will be abandoned in 2010.  These increases were partially off-set by various reductions in selling, general, and administrative expenses as a result of cost savings initiatives.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Our asset-based truckload services segment revenue increased 3.9%, to $719.2 million for the twelve-month period ended December 31, 2008, compared to $692.3 million for the comparable period in 2007.  Higher fuel prices resulted in fuel surcharge revenue of $158.1 million in the twelve months ended December 31, 2008, versus $109.9 million in the 2007 period.  The decrease in freight revenue is related to a decrease in rates, total miles, and fleet size, specifically in the third and fourth quarters, related to the onset of the recession in 2008.  Excluding unallocated corporate overhead, an operating loss of $37.1 million for the twelve months ended December 31, 2008 compared to operating loss of $7.0 million for the same 2007 period.  The fluctuations are primarily due to certain non-cash charges in 2008 totaling $40.5 million related to the impairment of certain property and equipment and Star's goodwill and a $1.7 million impairment charge related to a corporate aircraft in 2007, each of which is discussed in more detail below.  Excluding these charges, the Truckload segment generated operating income of $3.4 million in 2008 and an operating loss of $5.3 million in 2007.  The increase in operating income from 2007 to 2008, with the exclusion of the impairments, is primarily a result of a $6.6 million reduction in salaries and wages due to more drivers participating in the per diem plan and a reduction in our non-driving workforce.

Our brokerage segment revenue increased 176.3% to $54.7 million for the twelve months ended December 31, 2008, compared to $19.8 million for the same period in the prior year, primarily due to an increase in fuel surcharge collection, much of which is passed on to the third-party carriers, and an increase in brokerage loads to 27,117 in 2008, from 10,743 loads in 2007.  As a result, average revenue per load increased approximately 9.4% to $2,017 in 2008, from $1,843 per load in 2007.  Excluding unallocated corporate overhead, operating income for our brokerage segment was $0.5 million for the twelve-month period ended December 31, 2008, compared to an operating income of $1.0 million for the comparable 2007 period.  The decrease is a result of an increase in legal expense of $0.8 million related to litigation surrounding the closure of a large Company store in 2008, partially offset by a more efficient spreading of fixed costs due to the increase in loads year-over-year.

Additional Information Concerning Non-Cash Charges

Transplace

From July 2001 to December 2009, we owned approximately 12.4% of Transplace, Inc. ("Transplace"), a global logistics provider.  During the first quarter of 2005, we loaned Transplace approximately $2.6 million through a 6% interest-bearing note receivable.  After receiving an offer to purchase our 12.4% equity ownership and related note receivable that was accepted by a majority of Transplace's shareholders, we determined, pursuant to the guidance provided by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification 325, that the value of our equity investment had become completely impaired in the third quarter of 2009, and the value of the note receivable had become impaired by approximately $0.9 million.  As a result, we recorded a non-cash impairment charge of $11.6 million during the third quarter of 2009.

The transaction closed in December 2009, whereby the proceeds of $1.9 million provided for a recovery of $0.1 million of the previously impaired amount in the fourth quarter of 2009 and thus an $11.5 million non-cash loss on the sale of our investment and related note receivable.  There was no tax benefit recorded in connection with the loss on the sale of the investment, given a full valuation allowance was established for the related capital loss.

Goodwill

In light of changes in market conditions and the related declining market outlook for the Star Transportation operating subsidiary, which is included in our Truckload segment, noted in the fourth quarter of 2008, we engaged an independent third party to assist us in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, or $1.75 per basic and diluted share, non-cash goodwill impairment charge, recorded in the fourth quarter of 2008.  There was no tax benefit associated with this nondeductible charge.  Pursuant to applicable accounting standards, we conducted our 2009 annual impairment test for goodwill in the second quarter and did not identify any impairment.

Revenue Equipment, including Assets Held For Sale

As a result of sharply lower economic indicators, a worsening credit market, and significantly lower prices received for disposals of our owned used revenue equipment, all of which deteriorated substantially during the fourth quarter of 2008, we recorded a $9.4 million asset impairment charge to write-down the carrying values of tractors and trailers in-use in our Truckload segment which were expected to be traded or sold in 2009 or 2010.  The carrying values for revenue equipment scheduled for trade in 2011 and beyond were not adjusted because those tractors and trailers were not required to be impaired based on recoverability testing using the expected future cash flows and disposition values of such equipment.

Similarly, we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter and $5.2 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale in our Truckload segment, which were expected to be traded or sold in future periods.

Although we do not expect to be required to make any current or future cash expenditures as a result of these impairment charges, cash proceeds of future disposals of revenue equipment are anticipated to be lower than expected prior to the impairment charges.

Our evaluation of the future cash flows compared to the carrying value of the tractors and trailers in-use in 2009 has not resulted in any additional impairment charges.  Additionally, there were no indicators triggering an evaluation for impairment of assets held for sale during the 2009 period, as evidenced by our minimal gains and losses on the disposal of revenue equipment, including assets held for sale.

Aircraft

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at December 31, 2009, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $17.8 million at December 31, 2009, and a working capital surplus of $16.3 million at December 31, 2008.  Working capital deficits are common to many trucking companies that expand by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, a material refund of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.  On a longer-term basis, based on our anticipated financial condition, results of operations, and cash flows, and continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

The Company has had significant losses from 2007 through 2009, attributable to operations, impairments, and other charges.  The Company has managed its liquidity during this time through a series of cost reduction initiatives, refinancing, amendments to credit facilities, and sales of assets.  We have had difficulty meeting budgeted results in the past.  If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain a further amendment or waiver under our Credit Facility, or we may incur additional fees.

Cash Flows

Net cash provided by operating activities was $30.9 million in 2009 and $40.3 million in 2008.  Excluding the effects of $40.4 million in non-cash charges in 2008 and $11.5 million in 2009, our cash from operating activities was lower in 2009 primarily due to an $11.5 million net change from 2009 to 2008 related to cash payments for insurance and claims accruals resulting from the payment of a large volume of claims in 2009, including several large claims.  Additionally, as a result of an increase in our acquisition of revenue equipment using balance sheet debt as opposed to operating leases, accelerated depreciation for tax purposes provided for an increase in the deferred tax provision, which resulted in an $8.7 million adjustment to net loss for the related non-cash activity in 2009 versus $2.5 million in the corresponding 2008 period.  The decrease in our cash from operating activities was partially offset by an increase in our collections of receivables, primarily resulting from the impact of fuel prices on revenue and accounts receivable, which resulted in a $2.9 million increase in cash from operating activities in 2009.

Net cash used in investing activities was $63.0 million in 2009 and $62.6 million in 2008.  In 2009, gross capital expenditures increased approximately $24 million, consistent with proceeds from dispositions.  The increase in gross capital expenditures was primarily due to increasing our percentage of owned tractors and reducing tractors under operating leases.

Net cash provided by financing activities was $38.0 million in 2009, compared to $24.1 million provided by financing activities in 2008.  The primary contributors to the differences in our net cash provided by financing activities and net borrowings in the 2009 period, as compared to the 2008 period, were the purchase of additional tractors in 2009 using balance sheet debt as opposed to operating leases and fluctuations in checks outstanding in excess of bank balances resulting from the timing of certain payments, partially off-set by lower debt refinancing costs given the Company's new credit facilities in 2008.

We had a stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during 2009, which expired on June 30, 2009.  However, we remitted approximately $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements related to employees' vesting in restricted share grants.  The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares.  Our Credit Facility now prohibits the repurchase of any shares, except those purchased to off-set an employee's minimum statutory withholding requirements upon the vesting of equity awards, without obtaining approval from the lenders.

Material Debt Agreements

In September 2008, the Company and substantially all its subsidiaries entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation (collectively with the Agent and JPM, the "Lenders") that matures September 2011 (the "Credit Facility").

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

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 2.5% and 3.25% based on average pricing availability.  LIBOR loans accrue interest at the greater of 1.5% or LIBOR, plus an applicable margin that is adjusted quarterly between 3.5% and 4.25% based on average pricing availability.  The unused line fee is adjusted quarterly between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by the Company and secured by a pledge of substantially all of the Company's assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  The Company had approximately $12.7 million in borrowings outstanding under the Credit Facility as of December 31, 2009, undrawn letters of credit outstanding of approximately $42.0 million, and available borrowing capacity of $27.7 million.  The weighted average interest rate on outstanding borrowings was 6.25%.

On March 27, 2009, the Company obtained an amendment to its Credit Facility, which among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3.0 million for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) sets a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25 % and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased the Company's letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (vii) increased the unused line fee to a range between 0.5% and 0.75% , and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, the Company agreed to the increases in interest rates and fees described above and paid fees of approximately $0.5 million.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant, which required the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The fixed charge coverage covenant became effective October 31, 2008, and the Company was in compliance with the covenant as of December 31, 2009.

On February 25, 2010, the Company obtained an additional amendment to its Credit Facility, which, among other things (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, to the levels set forth in the table below, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement will be as follows:

One month ending January 31, 2010	.80 to 1.00
Two months ending February 28, 2010	.65 to 1.00
Three months ending March 31, 2010	.72 to 1.00
Four months ending April 30, 2010	.80 to 1.00
Five months ending May 31, 2010	.85 to 1.00
Six months ending June 30, 2010	.90 to 1.00
Seven months ending July 31, 2010	1.00 to 1.00
Eight months ending August 31, 2010	1.00 to 1.00
Nine months ending September 30, 2010	1.00 to 1.00
Ten months ending October 31, 2010	1.00 to 1.00
Eleven months ending November 30, 2010	1.00 to 1.00
Twelve months ending December 31, 2010	1.00 to 1.00
Each rolling twelve-month period thereafter	1.00 to 1.00

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases terminate in January 2015 and contain guarantees of the residual value of the related equipment by the Company, and the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial captives of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts.  Approximately $185.6 million and $159.8 million were reflected on our balance sheet for these installment notes at December 31, 2009 and 2008, respectively.  The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2010 to June 2013.  The notes contain certain requirements regarding payment, insurance of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial captives of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010.

Contractual Obligations and Commercial Commitments (1)

The following table sets forth our contractual cash obligations and commitments as of December 31, 2009:

Payments due by period: (in thousands)	Total	2010	2011	2012	2013	2014	There-after
Credit Facility, including interest (2)	$12,686	-	$12,686	-	-	-	-

Revenue equipment and property installment notes, including interest (3)	$207,837	$77,176	$59,409	$67,450	$3,802	-	-

Operating leases (4)	$81,989	$22,898	$9,650	$7,668	$5,358	$3,216	$33,199

Capital leases (5)	$18,052	$2,177	$2,177	$2,177	$2,177	$8,064	$1,280

Lease residual value guarantees	$23,594	$12,714	$10,880	-	-	-	-

Purchase obligations (6)	$98,014	$97,607	$407	-	-	-	-
Total contractual cash obligations	$442,172	$212,572	$95,209	$77,295	$11,337	$11,280	$34,479

(1)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.
(2)
Represents principal and interest payments owed at December 31, 2009.  The borrowings consist of draws under the Company's Credit Facility, with fluctuating borrowing amounts and variable interest rates.  In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2009, was utilized.  The table assumes long-term debt is held to maturity.  Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

(3)
Represents principal and interest payments owed at December 31, 2009.  The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates.  The table assumes these installment notes are held to maturity.  Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

(4)
Represents future monthly rental payment obligations under operating leases for tractors, trailers, office and terminal properties, and computer and office equipment.  Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time.  The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  Refer to Note 9, "Leases" of the accompanying consolidated financial statements for further information.

(5)
Represents principal and interest payments owed at December 31, 2009.  The borrowings consist of capital leases with a finance company, with fixed borrowing amounts and fixed interest rates.  Borrowings in 2014 and thereafter include the residual value guarantees on the related equipment as balloon payments.  Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

(6)
Represents purchase obligations for revenue equipment and communications equipment totaling approximately $97.2 million in 2010.  These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits.  The Company also had commitments outstanding at December 31, 2009, to acquire computer software totaling $0.4 million in 2010 and 2011.  These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.  Refer to Notes 8 and 9, “Debt” and "Leases", respectively, of the accompanying consolidated financial statements for further information

Off Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At December 31, 2009, we had financed approximately 236 tractors and 5,987 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $25.9 million in 2009, compared to $31.2 million in 2008.  The total amount of remaining payments under operating leases as of December 31, 2009, was approximately $81.9 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of December 31, 2009, the maximum amount of the residual value guarantees was approximately $23.6 million.  To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

The Company leases certain revenue equipment under capital leases with terms of 60 months.  Amortization of leased assets is included in depreciation and amortization expense.

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

Accounting for Transplace

From July 2001 through December 2009, we owned approximately 12.4% of Transplace.  In the formation transaction for Transplace, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets, and $5.0 million in cash, in exchange for our ownership.  We accounted for this investment, which totaled approximately $10.7 million, using the cost method of accounting, and it was historically included in other assets in the consolidated balance sheet.  Also, during the first quarter of 2005, we loaned Transplace approximately $2.6 million, which along with the related accrued interest was historically included in other receivables in the consolidated balance sheet.

Based on an offer to purchase our 12.4% equity ownership and related note receivable in Transplace that was accepted by a majority of Transplace's shareholders, we determined that pursuant to the guidance provided by FASB Accounting Standards Codification 325, the value of our equity investment had become completely impaired in the third quarter of 2009, and the value of the note receivable had become impaired by approximately $0.9 million.  As a result, we recorded a non-cash impairment charge of $11.6 million during the third quarter of 2009.

The transaction closed in December 2009, whereby the proceeds of $1.9 million provided for a recovery of $0.1 million of the previously impaired amount in the fourth quarter of 2009 and thus an $11.5 million non-cash loss on the sale of our investment and related note receivable.  There was no tax benefit recorded in connection with the loss on the sale of the investment, given a full valuation allowance was established for the related capital loss.

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

In addition to estimates within the Company's self-insured retention layers, it also must make judgments concerning its aggregate coverage limits.  If any claim occurrence was to exceed the Company's aggregate coverage limits, it would have to accrue for the excess amount.  The Company's critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.  If one or more claims were to exceed the Company's then effective coverage limits, its financial condition and results of operations could be materially and adversely affected.

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We are self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, except for Star where we currently have insurance coverage up to $2.0 million per claim after the first $0.3 million for which we are self-insured. We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.25 million.  The Company is completely self-insured for physical damage to its own tractors and trailers and is generally completely self-insured for damages to the cargo we haul.  The Company also maintains a self-insured group medical plan for its employees with annual per individual claimant stop-loss deductible of $0.4 million with a maximum lifetime benefit of $0.7 million.

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

Lease Accounting and Off-Balance Sheet Transactions

The Company issues residual value guarantees in connection with the operating leases it enters into for certain of its revenue equipment.  These leases provide that if the Company does not purchase the leased equipment from the lessor at the end of the lease term, then it is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  To the extent the expected value at the lease termination date is lower than the residual value guarantee; the Company would accrue for the difference over the remaining lease term.  The Company believes that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.  The estimated values at lease termination involve management judgments.  As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Accounting for Income Taxes

We make important judgments concerning a variety of factors, including the appropriateness of tax strategies expected future tax consequences based on future Company performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success.  We utilize certain income tax planning strategies to reduce our overall cost of income taxes.  It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes.  Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

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

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted taxable income and tax planning strategies available to the Company, no valuation allowance has been established at December 31, 2009, except for $0.3 million related to certain state net operating loss carryforwards and $1.6 million related to the deferred tax asset associated with the Company's capital loss generated by the loss on the sale of its investment in Transplace.  These valuation allowances were established because the Company believes that it is more likely than not that certain state net operating loss carryforwards and the capital loss carryforward related to Transplace will not be realized.  If these estimates and related assumptions change in the future, it may be required to modify its valuation allowance against the carrying value of the deferred tax assets.

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

Stock-Based Employee Compensation

The Company issues several types of share-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions.  Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee.  Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests.  Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving of the stated targets for performance and market based awards, respectively, and requires judgment, including forecasting future financial results and market performance.  The estimates are revised periodically based on the probability and timing of achieving the required performance and market targets, respectively, and adjustments are made as appropriate.  Awards that are only subject to time vesting provisions are amortized using the straight-line method.

Recent Accounting Pronouncements

Improving Disclosures About Fair Value Measurements – In January 2010, the FASB issued authoritative guidance to clarify certain existing disclosure requirements and require additional disclosures for recurring and nonrecurring fair value measurements.  These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of recurring Level 3 measurements.  Further, the guidance amends employer's disclosures about post-retirement benefit plans to require that disclosures be provided by classes of assets instead of by major categories of assets.  The requirements of this guidance are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances, and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Accounting Standards Codification - In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of the FASB Accounting Standards Codification did not have a material effect on the Company's consolidated financial statements.

Fair Value Measurement of Liabilities - In August 2009, the FASB issued authoritative guidance which provides clarification regarding the required techniques for the fair value measurement of liabilities.  This update applies to all entities that measure liabilities at fair value, and is effective for the first interim or annual reporting period beginning after its issuance in August 2009.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Transfers of Financial Assets - In June 2009, the FASB issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  This authoritative guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Variable Interest Entities - In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This authoritative guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Subsequent Events - In May 2009, the FASB issued authoritative guidance that established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This authoritative guidance was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance did not affect the Company's consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments - In April 2009, the FASB issued authoritative guidance to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance also amends previous guidance to require those disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not affect the Company's consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued authoritative guidance which amends and expands the previous disclosure requirements, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for, and their effect on the entity's financial position, financial performance, and cash flows.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated financial statements.

Business Combinations - In December 2007, the FASB issued authoritative guidance that establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of the guidance are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued authoritative guidance that modified accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated financial statements.

Fair Value Measurements - In September 2006, the FASB issued authoritative guidance which provides guidance on how to measure assets and liabilities at fair value.  The guidance applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also requires additional disclosures in both annual and quarterly reports.  Portions of the guidance were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  The adoption of the guidance did not have a significant impact on the Company's consolidated financial statements.

In February 2008, the FASB amended the scope of the original guidance to exclude accounting for leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement.  The scope of this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value.  Also, in February 2008, the FASB delayed the effective date of the aforementioned fair value guidance one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements on a recurring basis.  The Company adopted the remaining provisions as of January 1, 2009.  The adoption of the guidance did not have a significant impact on the Company's consolidated financial statements.

Uncertain Tax Positions - In June 2006, the FASB issued guidance for accounting for uncertainty in income taxes, which established a single model to address accounting for uncertain tax positions.  The Company was required to adopt the provisions of the new guidance, effective January 1, 2007.  As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, the most significant effects of inflation have been on revenue equipment prices and fuel prices.  New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices.  The cost of fuel also has risen substantially over the past three years, though prices have eased over the last six months.  Although we believe at least some of this increase primarily reflects world events rather than underlying inflationary pressure, we have attempted to limit the effects of inflation through certain cost control efforts and limiting the effects of fuel prices through fuel surcharges.

The engines used in our tractors are subject to emissions control regulations, which have substantially increased our operating expenses since additional and more stringent regulation began in 2002.  As of December 31, 2009, 82% of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007.  Compliance with such regulations is expected to increase the cost of new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts.  These arrangements may not fully protect us from fuel price increases and also may result in us not receiving the full benefit of any fuel price decreases.  We may be forced to make cash payments under the hedging arrangements.  The Company did not enter into any derivatives until the third quarter of 2009.  As of December 31, 2009, we entered into forward futures swap contracts, which pertain to 2.5 million gallons or approximately 4% percent of our projected January through December 2010 fuel requirements.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  The absence of meaningful fuel price protection through these measures could adversely affect our profitability.

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

COMMODITY PRICE RISK

The Company is subject to risks associated with the availability and price of fuel, which are subject to political, economic, and market factors that are outside of the Company's control.  We also may be adversely affected by the timing and degree of fluctuations in fuel prices.  The Company's fuel-surcharge program mitigates the effect of rising fuel prices but does not always result in fully recovering the increase in its cost of fuel.  In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather and due to fluctuations in the price of fuel between the fuel surcharge's benchmark index reset.

The Company did not enter into any derivatives until the third quarter of 2009; however, in September 2009 we entered into forward futures swap contracts, which pertain to 2.5 million gallons or approximately 4% percent of our projected January through December 2010 fuel requirements.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  Given that the forward futures swap contracts are not significant, a one dollar change in the related price of heating oil or diesel would not have a material impact on the Company's results of operations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might raise.  Of our total $215.0 million of debt, we had $15.9 million of variable rate debt outstanding at December 31, 2009, including both our Credit Facility and a real-estate note.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.2 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated balance sheets, statements of operations, statements of stockholders' equity and comprehensive loss, and statements of cash flows for each of the years in the three-year period ended December 31, 2009, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2009, 2008, and 2007 are set forth at pages 47 through 73 elsewhere in this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants during our three most recent fiscal years.

ITEM 9A(T).                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or, disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  In accordance with these controls and procedures, information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On March 24, 2010, the Compensation Committee of the Board of Directors (the "Committee") of the Company approved revised performance-based bonus opportunities for the Company's senior management group (the "Program") under the Company's 2006 Omnibus Incentive Plan, as amended (the "Plan").

On September 14, 2009, the Committee previously approved consolidated operating income and operating ratio targets for the Program based upon a preliminary consolidated budget for 2010.  The Company's 2010 consolidated budget was finalized and the Committee reset the operating income and operating ratio targets to more difficult levels to achieve based upon the final budget.  Under the Program and consistent with the objectives of the Plan, certain employees, including the Company's named executive officers, may receive bonuses upon satisfaction of the revised consolidated operating income and operating ratio targets and the satisfaction of operating income and operating ratio targets established for the Company's subsidiaries (together, the "Performance Targets"), as applicable.  Each applicable Performance Target corresponds to a percentage bonus opportunity for the employee that is multiplied by the employee's base salary to determine the employee's bonus.  Pursuant to the Program, the performance-based bonus opportunities for David Parker, Joey Hogan, and Richard Cribbs, as named executive officers, will remain the same as previously reported, except that their bonus opportunities depend on the achievement of the revised consolidated Performance Targets.  The Company also finalized subsidiary budgets and the Committee approved the performance-based bonus opportunities for Tony Smith and James Brower, two of the Company's named executive officers.  Messrs. Smith and Brower may receive between 10% and 15% of their respective base salary based on the revised Performance Targets achieved for the consolidated group, if any, and between 40% and 60% of their base salary based on Performance Targets achieved for the Company's subsidiaries, SRT and Star, respectively, if any.

On March 24, 2010, the Committee also clarified that the number of restricted shares of the Company's Class A common stock granted as part of the January 12, 2010, incentive opportunity previously described in the Company's report on Form 8-K filed with the Commission on January 15, 2010, was based on the closing price of the Company's Class A common stock on the date the blackout period lifted following the release of the Company's 2009 year-end earnings, rather than the date the blackout period lifted following the release of the Company's 2010 first quarter earnings.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2010 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement are not incorporated by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled "Executive Compensation", "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance – Committees of the Board of Directors – The Compensation Committee –Compensation Committee Report" in our Proxy Statement for the 2010 annual meeting of stockholders; provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Report" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information set forth under the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Summary Description of Equity Compensation Plans Not Approved by Security Holders (1998 Non-Officer Incentive Stock Plan)

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm – KPMG LLP	47
		Consolidated Balance Sheets	48
		Consolidated Statements of Operations	49
		Consolidated Statements of Stockholders' Equity and Comprehensive Loss	50
		Consolidated Statements of Cash Flows	51
		Notes to Consolidated Financial Statements	52

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report.  Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007 (SEC Commission File No. 0-24960))
3.2		Amended and Restated Bylaws, dated December 6, 2007 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K, filed March 17, 2008 (SEC Commission File No. 0-24960))
4.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007 (SEC Commission File No. 0-24960))
4.2		Amended and Restated Bylaws, dated December 6, 2007 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K, filed March 17, 2008 (SEC Commission File No. 0-24960))
10.1		401(k) Plan (Incorporated by reference to Exhibit 10.10 to the Company's Form S-1, Registration No. 33-82978, effective October 28, 1994)
10.2
Master Lease Agreement, dated April 15, 2003, between Transport International Pool, Inc. and Covenant Transport, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A, filed October 31, 2003 (SEC Commission File No. 0-24960))

10.3
Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 5, 2004 (SEC Commission file No. 0-24960))*

10.4	#	Purchase and Sale Agreement, dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC
10.5	#	Lease Agreement, dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC
10.6
Lease Guaranty, dated April 3, 2006, by Covenant Transport, Inc., a Nevada corporation, for the benefit of CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.20 to the Company's Report on Form 8-K, filed April 7, 2006 (SEC Commission File. No. 0-24960))

10.7
Form of Restricted Stock Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q, filed August 9, 2006 (SEC Commission File No. 0-24960))*

10.8
Form of Restricted Stock Special Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q, filed August 9, 2006 (SEC Commission File No. 0-24960))*

10.9
Form of Incentive Stock Option Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q, filed August 9, 2006 (SEC Commission File No. 0-24960))*

10.10		Form of Lease Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed August 11, 2008 (SEC Commission File No. 0-24960))
10.11		Amendment to Lease Agreement (Open End) (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed August 11, 2008 (SEC Commission File No. 0-24960))
10.12
Form of Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, filed August 11, 2008 (SEC Commission File No. 0-24960))

10.13		Amendment to Direct Purchase Money Loan and Security Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, filed August 11, 2008 (SEC Commission File No. 0-24960))
10.14	#
Third Amended and Restated Credit Agreement, dated September 23, 2008, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation

10.15
Covenant Transportation Group, Inc. Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed April 10, 2009 (SEC Commission File No. 0-24960))*

10.16
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 27, 2009, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 15, 2009 (SEC Commission File No. 0-24960))

10.17
Description of Covenant Transportation Group, Inc. 2009 Voluntary Incentive Opportunity, dated March 31, 2009 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed May 15, 2009 (SEC Commission File No. 0-24960))*

10.18
Description of Covenant Transportation Group, Inc. 2009 Named Executive Officer Bonus Program, dated March 31, 2009 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed May 15, 2009 (SEC Commission File No. 0-24960))*

21	#	List of Subsidiaries
23	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer

References:

#	Filed herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 30, 2010	By:	/s/Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/David R. Parker	March 30, 2010
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/Richard B. Cribbs	March 30, 2010
Richard B. Cribbs
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/Bradley A. Moline	March 30, 2010
Bradley A. Moline
Director

/s/William T. Alt	March 30, 2010
William T. Alt
Director

/s/Robert E. Bosworth	March 30, 2010
Robert E. Bosworth
Director

/s/Niel B. Nielson	March 30, 2010
Niel B. Nielson
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounted for tax uncertainties as of January 1, 2007.

KPMG LLP

/s/ KPMG LLP

Atlanta, Georgia
March 30, 2010

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2009 AND 2008 (In thousands, except share data)
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,221	$6,300
Accounts receivable, net of allowance of $1,845 in 2009 and $1,484 in 2008	64,857	72,635
Drivers' advances and other receivables, net of allowance of $2,608 in 2009 and $2,794 in 2008	3,311	4,818
Inventory and supplies	4,004	3,894
Prepaid expenses	7,172	8,921
Assets held for sale	9,547	21,292
Deferred income taxes	458	7,129
Income taxes receivable	257	717
Total current assets	101,827	125,706

Property and equipment, at cost	399,712	352,857
Less: accumulated depreciation and amortization	(121,377)	(116,839)
Net property and equipment	278,335	236,018

Goodwill	11,539	11,539
Other assets, net	6,611	20,413

Total assets	$398,312	$393,676
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$4,838	$85
Current maturities of acquisition obligation	-	250
Accounts payable	7,528	8,235
Accrued expenses	26,789	24,979
Current maturities of long-term debt	67,365	59,083
Current portion of capital lease obligations	1,098	-
Current portion of insurance and claims accrual	12,055	16,811
Total current liabilities	119,673	109,443

Long-term debt	134,084	107,956
Long-term portion of capital lease obligations	12,472	-
Insurance and claims accrual	11,082	15,869
Deferred income taxes	24,525	39,669
Other long-term liabilities	1,801	1,919
Total liabilities	303,637	274,856

Commitments and contingent liabilities	-	-

Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 11,840,568 and 11,699,182 outstanding as of December 31, 2009 and 2008, respectively	136	135
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	90,679	91,912
Treasury stock at cost; 1,628,522 and 1,769,908 shares as of December 31, 2009 and 2008, respectively	(19,195)	(21,007)
Accumulated other comprehensive income	305	-
Retained earnings	22,726	47,756
Total stockholders' equity	94,675	118,820
Total liabilities and stockholders' equity	$398,312	$393,676

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (In thousands, except per share data)
	2009	2008	2007
Revenues
Freight revenue	$520,495	$615,810	$602,629
Fuel surcharge revenue	68,192	158,104	109,897
Total revenue	$588,687	$773,914	$712,526

Operating expenses:
Salaries, wages, and related expenses	216,158	263,793	270,435
Fuel expense	143,835	260,704	211,022
Operations and maintenance	35,409	42,459	40,437
Revenue equipment rentals and purchased transportation	76,484	90,974	66,515
Operating taxes and licenses	12,113	13,078	14,112
Insurance and claims	31,955	37,578	36,391
Communications and utilities	5,740	6,702	7,377
General supplies and expenses	23,593	26,399	23,377
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets (1)	48,122	63,235	53,541
Goodwill impairment charge	-	24,671	-
Total operating expenses	593,409	829,593	723,207
Operating loss	(4,722)	(55,679)	(10,681)
Other (income) expenses:
Interest expense	14,184	10,373	12,285
Interest income	(144)	(435)	(477)
Loss on early extinguishment of debt	-	726	-
Loss on sale of Transplace investment and note receivable	11,485	-	-
Other	(199)	(160)	(183)
Other expenses, net	25,326	10,504	11,625
Loss before income taxes	(30,048)	(66,183)	(22,306)
Income tax benefit	(5,018)	(12,792)	(5,580)
Net loss	$(25,030)	$(53,391)	$(16,726)

(1)	Includes a $15,791 pre-tax impairment charge related to revenue equipment in 2008 and a $1,665 pre-tax impairment charge related to an airplane in 2007.

Loss per share:
Basic and diluted loss per share:	$(1.77)	$(3.80)	$(1.19)

Basic and diluted weighted average shares outstanding	14,124	14,038	14,018

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(In thousands)

	Common Stock		Additional Paid-	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	In Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2006	$135	$24	$92,053	$(21,582)	$-	$118,214	$188,844

Stock-based employee compensation cost	-	-	189	-	-	-	189

Cumulative impact of change in accounting for uncertainties income taxes (See Note 1)	-	-	-	-	-	(341)	(341)

Issuance of restricted stock to non-employee directors from treasury stock	-	-	(4)	304	-	-	300

Net loss and comprehensive loss	-	-	-	-	-	(16,726)	(16,726)

Balances at December 31, 2007	$135	$24	$92,238	$(21,278)	$-	$101,147	$172,266

Reversal of previously recognized stock-based compensation cost	-	-	(414)	-	-	-	(414)

Stock-based employee compensation cost	-	-	260	-	-	-	260

Issuance of restricted stock to non-employee directors from treasury stock	-	-	(172)	271	-	-	99

Net loss and comprehensive loss	-	-	-	-	-	(53,391)	(53,391)

Balances at December 31, 2008	$135	$24	$91,912	$(21,007)	$-	$47,756	$118,820

Net loss	-	-	-	-	-	(25,030)	(25,030)

Other comprehensive loss:

Unrealized gain on effective portion of fuel hedge, net of tax of $191	-	-	-	-	305	-	305

Comprehensive loss	-	-	-	-	305	(25,030)	(24,725)

Issuance of restricted stock to non-employee directors from treasury stock	-	-	(375)	475	-	-	100

Stock-based employee compensation cost	-	-	595	-	-	-	595

Issuance of restricted stock to employees from treasury stock, net of shares repurchased to satisfy minimum withholding requirements	1	-	(1,453)	1,337	-	-	(115)

Balances at December 31, 2009	$136	$24	$90,679	$(19,195)	$305	$22,726	$94,675

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(In thousands)
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(25,030)	$(53,391)	$(16,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	1,727	987	1,163
Loss on early extinguishment of debt	-	726	-
Depreciation and amortization, including impairment of property and equipment	47,987	61,289	51,801
Impairment of goodwill	-	24,671	-
Amortization of deferred financing fees	851	405	281
Loss on sale of Transplace investment and note receivable	11,485	-	-
Gain on ineffective portion of fuel hedge	(31)	-	-
Deferred income taxes (benefit)	(8,664)	(2,456)	4,414
Loss on disposition of property and equipment	135	1,946	1,741
Stock-based compensation expense (reversal), net	695	(55)	489
Changes in operating assets and liabilities:
Receivables and advances	9,948	7,023	(7,631)
Prepaid expenses and other assets	1,545	(1,709)	4,386
Inventory and supplies	(110)	286	865
Insurance and claims accrual	(9,543)	2,044	(7,462)
Accounts payable and accrued expenses	(97)	(1,458)	400
Net cash flows provided by operating activities	30,898	40,308	33,721

Cash flows from investing activities:
Acquisition of property and equipment	(113,063)	(89,024)	(64,261)
Proceeds from disposition of property and equipment	50,305	26,711	53,486
Payment of acquisition obligation	(250)	(333)	(333)
Net cash flows used in investing activities	(63,008)	(62,646)	(11,108)

Cash flows from financing activities:
Repurchase of company stock	(115)	-	-
Proceeds from borrowings under revolving credit facility, net	8,879	(71,193)	(29,900)
Repayments of capital lease obligation	(298)	-	-
Change in checks outstanding in excess of bank balances	4,753	(4,487)	292
Proceeds from issuance of notes payable	95,592	188,455	14,339
Repayments of notes payable	(70,219)	(38,796)	(537)
Repayments of securitization facility, net	-	(47,964)	(7,017)
Debt refinancing costs	(561)	(1,877)	(697)
Net cash flows provided by/(used in) financing activities	38,031	24,138	(23,520)

Net change in cash and cash equivalents	5,921	1,800	(907)

Cash and cash equivalents at beginning of year	6,300	4,500	5,407
Cash and cash equivalents at end of year	$12,221	$6,300	$4,500

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$13,016	$9,296	$11,969
Income taxes	$239	$(12,480)	$(11,287)
Equipment purchased under capital leases	$14,000	-	-
Non-cash change in variable rate real-estate note	$157	-	-
Accrued property additions	$811	-	-

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Segments

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly-owned subsidiaries offers truckload transportation and brokerage services to customers throughout the continental United States.

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and our Brokerage Services, also known as Covenant Transport Solutions, Inc. ("Solutions").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc., our historical flagship operation, which provides expedited long haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transportation, Inc., or SRT, which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc., which provides regional solo-driver service.

The Solutions segment provides freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide.  The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of our Truckload segment.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a holding company incorporated in the state of Nevada in 1994, and its wholly-owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CTG Leasing Company, a Nevada corporation, and Volunteer Insurance Limited, a Cayman Islands company.  Covenant.com, Inc. and CIP, Inc., both of which were Nevada corporations, were dissolved effective December 31, 2007, and Harold Ives Trucking Co., an Arkansas corporation, was dissolved effective July 7, 2008.  In September 2008, CVTI Receivables Corp. ceased to exist by virtue of its merger with and into Covenant Transportation Group, Inc., with the Company as the surviving entity.

References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

In our Truckload segment, revenue, drivers' wages, and other direct operating expenses are recognized on the date shipments are delivered to the customer.  Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.  Additionally, the Company is also subject to concentrations of credit risk related to deposits in banks in excess of the Federal Deposit Insurance Corporation limits.

Accounts Receivable and Concentration of Credit Risk

The Company extends credit to its customers in the normal course of business.  The Company performs ongoing credit evaluations and generally does not require collateral.  Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability.  The Company maintains reserves for potential credit losses based upon its loss history and specific receivables aging analysis.  Receivable balances are written off when collection is deemed unlikely.

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.  During 2009, 2008, and 2007, the Company's top ten customers generated 26%, 20%, and 22% of total revenue, respectively.  During the three year period ended December 31, 2009, no single customer represented more than 10% of total revenue.  The carrying amount reported in the balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 40 days from the billing date.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2009, 2008, and 2007:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2009	$1,484	$1,727	$1,366	$1,845

2008	$1,537	$987	$1,040	$1,484

2007	$1,491	$1,163	$1,117	$1,537

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

Assets Held for Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which is available and held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value plus the related costs to sell or fair market value less selling costs.  The Company expects to sell the majority of these assets within twelve months.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method.  Depreciation of revenue equipment is the Company's largest item of depreciation.  The Company generally depreciates new tractors (excluding day cabs) over five years to salvage values of 5% to 31% and new trailers over seven to ten years to salvage values of 26% to 43%.  The Company annually reviews the reasonableness of its estimates regarding useful lives and salvage values of its revenue equipment and other long-lived assets based upon, among other things, its experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in the Company's estimates, could have a material effect on its results of operations.  Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

Revenue equipment, including assets held for sale, and definite-lived intangible assets and other long-lived assets are tested for impairment whenever events or circumstances indicate an impairment may exist.  Expected future cash flows are used to analyze whether an impairment has occurred.  If the sum of expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  The Company measures the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate.

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment on an annual basis.  Pursuant to applicable accounting standards, we classify intangible assets into two categories: (i) intangible assets with definite lives subject to amortization and (ii) goodwill, noting we have no indefinite lived intangible assets.  As discussed above, we test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable.  Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired.  We perform our impairment tests of goodwill at the reporting unit level.  The Company's reporting units are its subsidiaries.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses.

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

In addition to estimates within the Company's self-insured retention layers, it also must make judgments concerning its aggregate coverage limits.  If any claim occurrence was to exceed the Company's aggregate coverage limits, it would have to accrue for the excess amount.  The Company's critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.  If one or more claims were to exceed the Company's then effective coverage limits, its financial condition and results of operations could be materially and adversely affected.

In general for casualty claims, we currently have insurance coverage up to $50.0 million per claim.  We are self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, except for Star where we currently have insurance coverage up to $2.0 million per claim after the first $0.3 million for which we are self-insured. We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.25 million.  The Company is completely self-insured for physical damage to its own tractors and trailers and is generally completely self-insured for damages to the cargo we haul.  The Company also maintains a self-insured group medical plan for its employees with annual per individual claimant stop-loss deductible of $0.4 million with a maximum lifetime benefit of $0.7 million.

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

Interest

The Company capitalizes interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt.  Capitalized interest was less than $0.1 million in 2009, 2008, and 2007.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt, which primarily consists of revenue equipment installment notes.  Borrowings under the Company's revolving credit facility approximate fair value due to the variable interest rate on the facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 14, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We have reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets.  We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided as discussed in Note 10.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Lease Accounting and Off-Balance Sheet Transactions

The Company issues residual value guarantees in connection with the operating leases it enters into for certain of its revenue equipment.  These leases provide that if the Company does not purchase the leased equipment from the lessor at the end of the lease term, then it is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  To the extent the expected value at the lease termination date is lower than the residual value guarantee; the Company would accrue for the difference over the remaining lease term.  The Company believes that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.  The estimated values at lease termination involve management judgments.  As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Capital Structure

The shares of Class A and B common stock are substantially identical except that the Class B shares are entitled to two votes per share while beneficially owned by David Parker or certain members of his immediate family and Class A shares are entitled to one vote per share.  The terms of any future issuances of preferred shares will be set by the Company's Board of Directors.

Comprehensive Loss

Comprehensive loss generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive loss for 2009 was comprised of the net loss, partially offset by the unrealized gain on the effective portion of hedged fuel costs, while in 2008 and 2007 comprehensive loss equaled net loss.

Basic and Diluted Earnings (Loss) Per Share

Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The calculation of diluted loss per share for the years ended December 31, 2009, 2008, and 2007 excludes all unexercised options and unvested shares, since the effect of any assumed exercise of the related options would be anti-dilutive.

Stock-Based Employee Compensation

The Company issues several types of share-based compensation, including awards that vest based on service, market and performance conditions, or a combination of the conditions.  Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee.  Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests.  Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving of the stated targets for performance and market based awards, respectively, and requires judgment, including forecasting future financial results and market performance.  The estimates are revised periodically based on the probability and timing of achieving the required performance and market targets, respectively, and adjustments are made as appropriate.  Awards that are only subject to time vesting provisions are amortized using the straight-line method.

The following table sets forth the calculation of net loss per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2009	2008	2007
Numerator:

Net loss	$(25,030)	$(53,391)	$(16,726)

Denominator:

Denominator for basic loss per share – weighted-average shares	14,124	14,038	14,018
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	-	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-
Denominator for diluted loss per share adjusted weighted-average shares and assumed conversions	14,124	14,038	14,018

Net loss per share:
Basic and diluted loss per share	$(1.77)	$(3.80)	$(1.19)

Derivative Instruments and Hedging Activities

We periodically utilize derivative instruments to manage exposure to changes in fuel prices.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  We record derivative financial instruments in the balance sheet as either an asset or liability at fair value.  If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.  The effective portion of changes in the fair value of derivatives are recorded in other comprehensive income, and reclassified into earnings in the same period during which the hedged transaction affects earnings.  The ineffective portion is recorded in other income or expense.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2009 presentation.  The reclassifications did not affect shareholders' equity or net loss reported.

Recent Accounting Pronouncements

Improving Disclosures About Fair Value Measurements – In January 2010, the FASB issued authoritative guidance to clarify certain existing disclosure requirements and require additional disclosures for recurring and nonrecurring fair value measurements.  These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of recurring Level 3 measurements.  Further, the guidance amends employer's disclosures about post-retirement benefit plans to require that disclosures be provided by classes of assets instead of by major categories of assets.  The requirements of this guidance are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances, and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Accounting Standards Codification - In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of the FASB Accounting Standards Codification during the three months ended September 30, 2009, did not have a material effect on the Company's consolidated financial statements.

Fair Value Measurement of Liabilities - In August 2009, the FASB issued authoritative guidance which provides clarification regarding the required techniques for the fair value measurement of liabilities.  This update applies to all entities that measure liabilities at fair value, and is effective for the first interim or annual reporting period beginning after its issuance in August 2009.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Transfers of Financial Assets - In June 2009, the FASB issued authoritative guidance which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  This authoritative guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Variable Interest Entities - In June 2009, the FASB issued authoritative guidance designed to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This authoritative guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Subsequent Events - In May 2009, the FASB issued authoritative guidance that established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This authoritative guidance was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance did not affect the Company's consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments - In April 2009, the FASB issued authoritative guidance to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance also amends previous guidance to require those disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not affect the Company's consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued authoritative guidance which amends and expands the previous disclosure requirements, to provide an enhanced understanding of an entity's use of derivative instruments, how they are accounted for, and their effect on the entity's financial position, financial performance and cash flows.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated financial statements.

Business Combinations - In December 2007, the FASB issued authoritative guidance that establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of the guidance are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued authoritative guidance that modified accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted the guidance as of the beginning of the 2009 fiscal year and its adoption did not have a material impact to the Company's consolidated financial statements.

Fair Value Measurements - In September 2006, the FASB issued authoritative guidance which provides guidance on how to measure assets and liabilities at fair value.  The guidance applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also requires additional disclosures in both annual and quarterly reports.  Portions of the guidance were effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company began applying those provisions effective January 1, 2008.  The adoption of the guidance did not have a significant impact on the Company's consolidated financial statements.

In February 2008, the FASB amended the scope of the original guidance to exclude accounting for leases, and other accounting standards that address fair value measurements for purposes of lease classification or measurement.  The scope of this exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value.  Also, in February 2008, the FASB delayed the effective date of the aforementioned fair value guidance one year for all nonfinancial assets and nonfinancial liabilities, except those recognized at fair value in the financial statements on a recurring basis.  The Company adopted the remaining provisions as of January 1, 2009.  The adoption of the guidance did not have a significant impact on the Company's consolidated financial statements.

Uncertain Tax Positions - In June 2006, the FASB issued guidance for accounting for uncertainty in income taxes, which established a single model to address accounting for uncertain tax positions.  The Company was required to adopt the provisions of the new guidance effective January 1, 2007.  As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007.

2.           LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at December 31, 2009, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $17.8 million at December 31, 2009 and a working capital surplus of $16.3 million at December 31, 2008.  Working capital deficits are common to many trucking companies that expand by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, a material refund of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.  On a longer-term basis, based on our anticipated financial condition, results of operations, and cash flows, and continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

The Company has had significant losses from 2007 through 2009, attributable to operations, impairments, and other charges.  The Company has managed its liquidity during this time through a series of cost reduction initiatives, refinancing, amendments to credit facilities, and sales of assets.  If we are unable to comply with our Credit Facility, we may be unable to obtain a further amendment or waiver under our Credit Facility or we may incur additional fees.

 3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  The fair value of the hedge derivative asset was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedge derivative asset	$496	—	$496	—

4.           SHARE-BASED COMPENSATION

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

The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, non-employee directors and eligible participants under various types of options, restricted stock awards, or other equity instruments.  The number of shares available for issuance under the 2006 Plan is 700,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available.  At December 31, 2009, 533,900 of these 700,000 shares were available for award under the 2006 Plan.  No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock.  No awards may be made under the 2006 Plan after May 23, 2016.  To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense (benefit) of $0.7 million, ($0.1) million, and $0.5 million in 2009, 2008, and 2007, respectively.  The benefit recorded in the 2008 period is the result of reversing $0.4 million of expense when it was determined that certain awards that contained performance conditions were not probable to vest.  Income tax benefits associated with stock compensation expense were $0.3 million and $0.2 million in 2009 and 2007, respectively.  There were no significant tax benefits in 2008 as a result of the aforementioned reversal and related minimal expense.

The 2006 Plan allows participants to pay the Company for the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to the Company, shares of common stock having a fair market value equal to the minimum amount of such required withholding taxes.  To satisfy withholding requirements for shares that vested in the third quarter, certain participants elected to deliver to the Company 20,982 shares which were withheld at a per share price of $5.50, totaling approximately $0.1 million, based on the closing price of our common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements.  We remitted approximately $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.  The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares in the accompanying consolidated statement of stockholders' equity.  However, these deemed share repurchases are not included as part of the Company's stock repurchase program, noting such program expired on June 30, 2009.

The following table summarizes the Company's stock option activity for the fiscal years ended December 31, 2009, 2008 and 2007:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2006	1,287	$13.98	68 months	$685

Options granted	112	$6.76
Options exercised	-	-
Options canceled	(194)	$13.93
Outstanding at December 31, 2007	1,205	$13.33	64 months	$-

Options granted	-	-
Options exercised	-	-
Options canceled	(109)	$12.30
Outstanding at December 31, 2008	1,096	$13.43	52 months	$-

Options granted	-	-
Options exercised	-	-
Options canceled	(116)	$14.05
Outstanding at December 31, 2009	980	$13.36	43 months	$-

Exercisable at December 31, 2009	821	$14.10	34 months	$-

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant.  The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2007:

2007
Expected volatility	57.3%
Risk-free interest rate	4.4%
Expected lives (in years)	5.0

The expected lives of the options are based on the historical and expected future employee exercise behavior.  Expected volatility is based upon the historical volatility of the Company's common stock.  The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

The following tables summarize the Company's restricted stock award activity for the fiscal years ended December 31, 2009, 2008, and 2007:

	Number of stock awards	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2006	457	$12.65

Granted	113	$10.72
Vested	-	-
Forfeited	(70)	$12.68
Unvested at December 31, 2007	500	$12.21

Granted	269	$3.44
Vested	-	-
Forfeited	(3)	$5.83
Unvested at December 31, 2008	766	$9.14

Granted	335	$3.07
Vested	(162)	$3.15
Forfeited	(165)	$9.30
Unvested at December 31, 2009	774	$7.76

The unvested shares at December 31, 2009 will vest based on when and if the related vesting criteria are met for each award.  All awards require continued service to vest, noting that 123,000 of these awards vest solely based on continued service, of which 103,000 are expected to vest in 2010.  Additionally, 162,000 awards vest based on market conditions such that one third of the each employee's awards vests if the Company's Class A Stock trades above $4, $6, and $8, respectively, for thirty trading days beginning January 1, 2010 through December 31, 2011.  Performance based awards account for 489,000 of the unvested shares at December 31, 2009, noting that 384,000 of these shares are not expected to vest based on the expectation that the related performance criteria will not be met.  As such, all previously recognized compensation expense was reversed in 2008, and no related expense was recognized in 2009 given there was no change in the expectation regarding the performance targets being met that would trigger the shares to vest.  The remaining 105,000 shares that include a performance target will vest if the Company's fiscal 2010 earnings per share is equal to or greater than $0.05 per share, excluding certain non-cash charges.

The fair value of restricted stock awards that vested in 2009 was approximately $0.5 million, noting no awards vested in 2007 or 2008.  As of December 31, 2009, the Company had approximately $1.2 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately sixteen months.  All restricted shares awarded to executives and other key employees pursuant to the 2006 Plan have voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

5.           INVESTMENT IN TRANSPLACE

From July 2001 through December 2009, we owned approximately 12.4% of Transplace, Inc. ("Transplace"), a global transportation logistics service.  In the formation transaction for Transplace, we contributed our logistics customer list, logistics business software and software licenses, certain intellectual property, intangible assets, and $5.0 million in cash, in exchange for our ownership.  We accounted for this investment, which totaled approximately $10.7 million, using the cost method of accounting, and it was historically included in other assets in the consolidated balance sheet.  Also, during the first quarter of 2005, we loaned Transplace approximately $2.6 million, which along with the related accrued interest was historically included in other assets in the consolidated balance sheet.

Based on an offer to purchase our 12.4% equity ownership and related note receivable in Transplace that was accepted by a majority of the shareholders, we determined that pursuant to the guidance provided by FASB Accounting Standards Codification 325, the value of our equity investment had become completely impaired in the third quarter of 2009, and the value of the note receivable had become impaired by approximately $0.9 million.  As a result, we recorded a non-cash impairment charge of $11.6 million during the third quarter of 2009.

The transaction closed in December 2009, whereby the proceeds of $1.9 million provided for a recovery of $0.1 million of the previously impaired amount in the fourth quarter of 2009 and thus an $11.5 million non-cash loss on the sale of our investment and related note receivable.  There was no tax benefit recorded in connection with the loss on the sale of the investment, given a full valuation allowance was established for the related capital loss.  Under our credit facility, the non-cash loss is added back in the computation of the Company's fixed charge coverage ratio; and therefore does not unfavorably impact our single financial covenant.

6.           PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2009 and 2008 is as follows:

(in thousands)	Estimated Useful Lives	2009	2008
Revenue equipment	3-10 years	$309,668	$266,148
Communications equipment	5 years	15,606	15,602
Land and improvements	10-24 years	17,541	16,690
Buildings and leasehold improvements	7-40 years	38,543	37,030
Construction in-progress	---------	2,715	2,054
Other	1-7 years	15,639	15,333
		$399,712	$352,857

Depreciation expense was $47.2 million, $60.2 million, and $50.3 million in 2009, 2008, and 2007, respectively.  The 2008 and 2007 amounts include a $15.8 million and a $1.7 million impairment charge, respectively.

The Company leases certain revenue equipment under capital leases with terms of 60 months.  At December 31, 2009, property and equipment included capitalized leases, which had capitalized costs of $14.0 million and accumulated amortization of $0.2 million.  Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $0.2 million during 2009.  There was no equipment held under capital leases during 2008 or 2007.

As a result of sharply lower economic indicators, a worsening credit market, and significantly lower prices received for disposals of our own used revenue equipment, all of which deteriorated substantially during the fourth quarter of 2008, we recorded a $9.4 million asset impairment charge to write-down the carrying values of tractors and trailers in-use in our Truckload segment which were expected to be traded or sold in 2009 or 2010.  The carrying values for revenue equipment scheduled for trade in 2011 and beyond were not adjusted because those tractors and trailers were not required to be impaired based on recoverability testing using the expected future cash flows and disposition values of such equipment.

Similarly, in 2008 we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter and $5.2 million was recorded in the fourth quarter) to write down the carrying values of tractors and trailers held for sale in our Truckload segment which were expected to be traded or sold in future periods.

Although we do not expect to be required to make any current or future cash expenditures as a result of these impairment charges, cash proceeds of future disposals of revenue equipment are anticipated to be lower than expected prior to the impairment charges.

Our evaluation of the future cash flows compared to the carrying value of the tractors and trailers in-use in 2009 has not resulted in any additional impairment charges.  Additionally, there were no indicators triggering an evaluation for impairment of assets held for sale during the 2009 period, as evidenced by our minimal gains and losses on the disposal of revenue equipment, including assets held for sale.

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

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project is to have uniform operational and financial systems across the entire company as we believe this will improve customer service, utilization, and enhance our visibility into and across the organization.  The Company incurred approximately $2.6 million in 2009 related to this system upgrade, and all related amounts are included in construction in progress in the consolidated balance sheet as the related systems were not implemented at December 31, 2009.

7.           GOODWILL AND OTHER ASSETS

Goodwill of $11.5 million at December 31, 2009 and 2008 relates to two reporting units within our Truckload segment.  Pursuant to the applicable accounting standards, we conducted our 2009 annual impairment test for goodwill in the second quarter and did not identify any impairment and noted no subsequent indicators of impairment within these reporting units.

While our 2008 annual impairment analysis performed in the second quarter did not provide for impairment, in light of changes in market conditions and the related declining market outlook for the Star Transportation reporting unit, which is included in our Truckload segment, noted in the fourth quarter of 2008, we engaged an independent third party to assist us in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, or $1.75 per basic and diluted share non-cash goodwill impairment charge, recorded in the fourth quarter of 2008.  There was no tax benefit associated with this nondeductible charge.

A summary of other assets as of December 31, 2009 and 2008 is as follows:

(in thousands)	2009	2008
Covenants not to compete	$2,690	$2,690
Trade name	1,250	1,250
Customer relationships	3,490	3,490
Less: accumulated amortization of intangibles	(5,541)	(4,712)
Net intangible assets	1,889	2,718
Investment in Transplace	-	10,666
Note receivable from Transplace	-	2,748
Other, net	4,722	4,281
	$6,611	$20,413

Amortization expenses of intangible assets was $0.8 million, $1.0 million, and $0.4 million for 2009, 2008, and 2007, respectively.  Approximate intangible amortization expense for the next five years is as follows:

(In thousands)
2010	636
2011	382
2012	317
2013	227
2014	91
Thereafter	236

8.           DEBT

Current and long-term debt consisted of the following at December 31, 2009 and 2008:

(in thousands)	December 31, 2009		December 31, 2008
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$12,686	$-	$3,807
Revenue equipment installment notes; weighted average interest rate of 6.5% and 6.0% at December 31, 2009, and December 31, 2008, respectively, due in monthly installments with final maturities at various dates ranging from January 2010 to June 2013, secured by related revenue equipment	67,000	118,574	58,718	101,118
Real estate note; interest rate of 2.75% and 4.0% at December 31, 2009 and 2008, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real-estate	365	2,824	365	3,031
Total debt	67,365	134,084	59,083	107,956
Capital lease obligations, secured by related revenue equipment	1,098	12,472	-	-

Total debt and capital lease obligations	$68,463	$146,556	$59,083	$107,956

In September 2008, the Company and substantially all its subsidiaries entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent"), JPMorgan Chase Bank, N.A. ("JPM"), and Textron Financial Corporation ("Textron"); collectively with the Agent, and JPM, the ("Lenders") that matures September 2011 (the "Credit Facility").

The Credit Facility is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within its $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time to time.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrue interest at a base rate equal to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 2.5% and 3.25% based on average pricing availability.  LIBOR loans accrue interest at the greater of 1.5% or LIBOR, plus an applicable margin that is adjusted quarterly between 3.5% and 4.25% based on average pricing availability.  The unused line fee is adjusted quarterly based between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by the Company and secured by a pledge of substantially all of the Company's assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  The Company had approximately $12.7 million in borrowings outstanding under the Credit Facility as of December 31, 2009, undrawn letters of credit outstanding of approximately $42.0 million, and available borrowing capacity of $27.7 million.  The weighted average interest rate on outstanding borrowings was 6.3%.

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

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant, which required the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The fixed charge coverage covenant became effective October 31, 2008, and the Company was in compliance with the covenant as of December 31, 2009.

On February 25, 2010, the Company obtained an additional amendment to its Credit Facility, which, among other things (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, to the levels set forth in the table below, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement will be as follows:

One month ending January 31, 2010	.80 to 1.00
Two months ending February 28, 2010	.65 to 1.00
Three months ending March 31, 2010	.72 to 1.00
Four months ending April 30, 2010	.80 to 1.00
Five months ending May 31, 2010	.85 to 1.00
Six months ending June 30, 2010	.90 to 1.00
Seven months ending July 31, 2010	1.00 to 1.00
Eight months ending August 31, 2010	1.00 to 1.00
Nine months ending September 30, 2010	1.00 to 1.00
Ten months ending October 31, 2010	1.00 to 1.00
Eleven months ending November 30, 2010	1.00 to 1.00
Twelve months ending December 31, 2010	1.00 to 1.00
Each rolling twelve-month period thereafter	1.00 to 1.00

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases terminate in January 2015 and contain guarantees of the residual value of the related equipment by the Company, and the residual guarantee's are included in the related debt balance as balloon payment at the end of the related term as well as included in the future minimum lease payments.  These lease agreements require us to pay personal property taxes, maintenance and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial captives of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts.  Approximately $185.6 million and $159.8 million were reflected on our balance sheet for these installment notes at December 31, 2009 and 2008, respectively.  The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2010 to June 2013.  The notes contain certain requirements regarding payment, insurance of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial captives of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010.

As of December 31, 2009, the scheduled principal payments of debt, excluding capital leases for which future payments are discussed in Note 9 are as follows:

(in thousands)
2010	$67,365
2011	$65,572
2012	$64,851
2013	$3,661
2014	$0
Thereafter	$0

9.           LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment and capital lease commitments for revenue equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

	Operating	Capital
2010	$22,898	$2,177
2011	9,650	2,177
2012	7,668	2,177
2013	5,358	2,177
2014	3,216	8,064
Thereafter	33,199	1,280

A portion of the Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease.  The Company estimates that the residual guarantees are approximately $23.6 million and $21.4 million at December 31, 2009 and 2008, respectively.  Approximately $12.7 million and $10.9 million of the residual guarantees at December 31, 2009 expire in 2010 and 2011, respectively.  The Company expects its residual guarantees to approximate the expected market value at the end of the lease term.  Additionally, certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2009	2008	2007

Revenue equipment rentals	$25,863	$31,219	$33,546
Building and lot rentals	3,976	3,884	4,067
Other equipment rentals	1,829	2,097	2,759
	$31,668	$37,200	$40,372

In April 2006, the Company entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee.  In the transaction, the Company entered into a twenty-year lease agreement, whereby it will lease back the property at an annual rental rate of approximately $2.5 million subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million, which comprises a significant portion of building rentals above.  The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease, noting $1.8 million of the deferred gain is included in other long-term liabilities in the consolidated balance sheet.

10.           INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 is comprised of:

(in thousands)	2009	2008	2007

Federal, current	$189	$(208)	$(6,202)
Federal, deferred	(4,547)	(10,901)	(498)
State, current	(34)	72	(78)
State, deferred	(626)	(1,755)	1,198
	$(5,018)	$(12,792)	$(5,580)

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2009, 2008, and 2007 as follows:

(in thousands)	2009	2008	2007

Computed "expected" income tax expense	$(10,517)	$(23,164)	$(7,809)
State income taxes, net of federal income tax effect	(1,050)	(2,316)	(781)
Per diem allowances	3,320	2,769	2,371
Tax contingency accruals	(216)	(131)	(105)
Nondeductible foreign operating (income) loss	(504)	298	290
Nondeductible goodwill impairment	-	9,498	-
Realization of outside basis difference related to Transplace	2,599	-	-
Valuation allowance	1,896	-	-
Disallowed interest	(189)	-	-
Other, net	(357)	254	454
Actual income tax expense	$(5,018)	$(12,792)	$(5,580)

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008

Net deferred tax assets:
Allowance for doubtful accounts	$702	$412
Insurance and claims	7,594	11,087
Net operating loss carryovers	38,398	13,625
Capital loss carryover related to Transplace	1,671	-
Investments	-	163
Other accrued liabilities	476	988
Other, net	4,933	2,221
Valuation allowance	(1,896)	-
Total net deferred tax assets	51,878	28,496

Net deferred tax liabilities:
Property and equipment	(71,127)	(56,865)
Intangible and other assets	(1,899)	(1,797)
Prepaid expenses	(2,919)	(2,374)
Total net deferred tax liabilities	(75,945)	(61,036)

Net deferred tax liability	$(24,067)	$(32,540)

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, the Company assesses the need for adjustment of the valuation allowance.  There was no valuation allowance in 2008 or 2007.  Based on forecasted taxable income and tax planning strategies available to the Company, no valuation allowance has been established at December 31, 2009, except for $0.3 million related to certain state net operating loss carryforwards and $1.6 million related to the deferred tax asset associated with the Company's capital loss generated by the loss on the sale of its investment in Transplace.  These valuation allowances were established because the Company believes that it is more likely than not that certain state net operating loss carryforwards and the capital loss carryforward related to Transplace will not be realized.  If these estimates and related assumptions change in the future, it may be required to modify its valuation allowance against the carrying value of the deferred tax assets.

The activity in the valuation allowance on deferred tax assets (in thousands) is as follows:

Year ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2009	$-	$1,896	$-	$1,896

The Company was required to adopt the FASB's new guidance on accounting for uncertain tax positions, effective January 1, 2007.  This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.  As a result of this adoption, the Company recognized additional tax liabilities of $0.3 million with a corresponding reduction to beginning retained earnings as of January 1, 2007.  As of December 31, 2009, the Company had a $3.1 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $1.0 million.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  As of December 31, 2008, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which included interest and penalty of $0.8 million.  Interest and penalties recognized for uncertain tax positions were approximately $0.2 million, $0.1 million, and $0.1 million in 2009, 2008, and 2007, respectively.

The following tables summarize the annual activity related to the Company's gross unrecognized tax benefits (in thousands) for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Balance as of January 1,	$1,971	$1,923	$2,295
Increases related to prior year tax positions	67	206	53
Decreases related to prior year positions	(3)	(3)	(439)
Increases related to current year tax positions	279	17	159
Decreases related to settlements with taxing authorities	(122)	(28)	(69)
Decreases related to lapsing of statute of limitations	(55)	(144)	(76)
Balance as of December 31,	$2,137	$1,971	$1,923

If recognized, $2.1 million and $1.8 million of unrecognized tax benefits would impact the Company's effective tax rate as of December 31, 2009 and 2008 respectively.  Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate.

The Company's 2006 through 2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes, the Company's major taxing jurisdiction.  In the normal course of business, the Company is also subject to audits by state and local tax authorities.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the more likely than not outcome of known tax contingencies.  The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular issue would usually require the use of cash.  Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution.  The Company does not expect any significant increases or decreases for uncertain income tax positions during the next twelve months.

The Company's federal net operating loss carryforwards are available to offset future federal taxable income, if any, through 2029, while its state net operating loss carryforwards and state tax credits expire over various periods through 2029 based on jurisdiction.  The capital loss carryforward related to the loss on the investment in Transplace is available to offset future capital gains through 2014.

11.           STOCK REPURCHASE PLAN

In May 2007, the Board of Directors approved an extension of the Company's previously approved stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board.  No shares were purchased under this plan during 2009, 2008, or 2007.  The stock repurchase plan expired on June 30, 2009.  However, as discussed in Note 4, we remitted approximately $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements related to employees' vesting in restricted share grants.  The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares.  Our Credit Facility prohibits the repurchase of any shares, except those purchased to off-set an employee's minimum statutory withholding requirements upon the vesting of equity awards, without obtaining approval from the lenders.

12.           DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan under which all of its employees with at least six months of service are eligible to participate.  Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code.  The Company may make discretionary contributions as determined by a committee of its Board of Directors.  The Company made minimal contributions in 2009 and contributed approximately $1.3 and $1.2 million in 2008 and 2007, respectively, to the profit sharing and savings plan.  The Board approved the suspension of employee matching "discretionary" contributions to be made beginning early in 2009 for an indefinite time period.

13.           RELATED PARTY TRANSACTIONS

As discussed in Note 5, from July 2001 through December 2009, we owned approximately 12.4% of Transplace and had receivables from Transplace related to a bridge loan made in 2005 and related accrued interest.  In addition, the Company provides transportation services to Transplace which provided for gross revenues of approximately $18.8 million, $26.2 million, and $16.0 million during 2009, 2008, and 2007, respectively.  The trade accounts receivable balance as of December 31, 2008 was approximately $4.7 million.

Additionally, a company wholly owned by a relative of a significant shareholder and executive officer operated a "company store" on a rent-free basis in the Company's headquarters building, and used Covenant service marks on its products at no cost.  The "company store" ceased operations in 2008.  The Company paid fair market value for all supplies that were purchased which totaled approximately less than $0.1 million and $0.1 million in 2008 and 2007, respectively.

14.           DERIVATIVE INSTRUMENTS

The Company engages in activities that expose it to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.  Additionally, from time to time, the Company enters into fuel purchase commitments for a notional amount of diesel fuel at prices which are determined when fuel purchases occur.

The Company did not enter into any derivatives until the third quarter of 2009; however, in September 2009, we entered into forward futures swap contracts, which pertain to 2.5 million gallons or approximately 4% percent of our projected January through December 2010 fuel requirements.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil, noting the retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.

We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at December 31, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated balance sheet.  The Company's derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income on our consolidated statements of operations.

As of December 31, 2009, the derivatives had a fair value of approximately $0.5 million, which is included in other assets in the consolidated balance sheet.  Approximately 93% of the related change in fair value or $0.3 million, net of tax of $0.2 million, was deemed effective and thus is included in accumulated other comprehensive income, while the remainder of the change which represents the ineffective portion of the change in the hedge is included in other expense, net in the Company's consolidated financial statements.  No amounts were reclassified from accumulated other comprehensive income to earnings given the futures swap contracts are forward starting in 2010 and as such there have been no transactions involving purchases of the related diesel fuel being hedged.

Based on fair values as of December 31, 2009 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.5 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  However, the amounts actually realized will be dependent on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we do not expect any of the counterparties to fail to meet their obligations.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To manage credit risk, we review each counterparty's audited financial statements, credit ratings, and obtain references.

15.           COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company had $42.0 million and $40.6 million of outstanding and undrawn letters of credit as of December 31, 2009 and 2008, respectively.  The letters of credit are maintained primarily to support the Company's insurance programs.

The Company had commitments outstanding at December 31, 2009, to acquire revenue equipment and communications equipment for totaling approximately $97.2 million in 2010.  These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits.  These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.  The Company also had commitments outstanding at December 31, 2009, to acquire computer software totaling $0.4 million in 2010 and 2011.

16.           SEGMENT INFORMATION

As previously discussed, we have two reportable segments: Asset-Based Truckload Services and our Brokerage Services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Substantially all intersegment sales prices are market based.  The Company evaluates performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

Year Ended December 31, 2009	Truckload	Brokerage	Unallocated Corporate Overhead	Consolidated
Revenue – external customers	$541,325	$58,771	$-	$600,096
Intersegment revenue	-	(11,409)	-	(11,409)
Operating income (loss) (1)	10,552	155	(15,429)	(4,722)
Depreciation and amortization	46,482	374	1,266	48,122
Goodwill at carrying value	11,539	-	-	11,539
Total assets	369,979	7,856	20,477	398,312
Capital expenditures, net	60,946	104	1,958	63,008

Year Ended December 31, 2008
Revenue – external customers	$719,220	$74,474	$-	$793,694
Intersegment revenue	-	(19,780)	-	(19,780)
Operating income (loss) (2)	(37,091)	466	(19,054)	(55,679)
Depreciation and amortization (3)	61,888	81	1,266	63,235
Goodwill at carrying value	11,539	-	-	11,539
Total assets	351,831	11,770	30,075	393,676
Capital expenditures, net	58,587	222	3,837	62,646

Year Ended December 31, 2007
Revenue – external customers	$692,722	$26,716	$-	$719,438
Intersegment revenue	-	(6,912)	-	(6,912)
Operating income (loss) (4)	(7,011)	1,031	(4,701)	(10,681)
Depreciation and amortization (4)	53,169	18	354	53,541
Goodwill at carrying value	36,210	-	-	36,210
Total assets	419,225	726	19,843	439,794
Capital expenditures, net	10,161	217	730	11,108

(1)	Unallocated corporate overhead includes $11.5 million loss on Transplace discussed in Note 5.
(2)	Truckload segment includes $24.7 million goodwill impairment discussed in Note 7 and $15.8 million related to property and equipment impairments discussed in Note 6.
(3)	Truckload segment includes $15.8 million related to property and equipment impairments discussed in Note 6.
(4)	Truckload segment includes $1.7 million property and impairment discussed in Note 6.

17.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(in thousands except per share amounts)
Quarters ended	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009	Dec. 31, 2009

Freight revenue	$122,129	$129,247	$133,332	$135,787
Operating income (loss)	(5,145)	(637)	1,829	(769)
Net loss	(5,543)	(3,146)	(13,600)	(2,741)
Basic and diluted loss per share (1)	(0.39)	(0.22)	(0.96)	(0.19)

	(in thousands except per share amounts)

Quarters ended	Mar. 31, 2008	June 30, 2008	Sep. 30, 2008	Dec. 31, 2008

Freight revenue	$148,596	$160,451	$162,901	$143,862
Operating loss	(9,594)	(256)	(720)	(45,109)
Net loss	(7,821)	(2,349)	(3,416)	(39,805)
Basic and diluted loss per share	(0.56)	(0.17)	(0.24)	(2.83)

(1)	Quarter totals do not aggregate to annual loss per share due to rounding.