Form 10-Q
period 2010-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2010-05-17
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 13, 2010).
Class A Common Stock, $.01 par value: 11,885,434 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I
FINANCIAL INFORMATION

ITEM 1.                                                                     FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$9,931	$12,221
Accounts receivable, net of allowance of $1,781 in 2010 and $1,845 in 2009	65,973	64,857
Drivers' advances and other receivables, net of allowance of $2,594 in 2010 and $2,608 in 2009	3,393	3,311
Inventory and supplies	3,993	4,004
Prepaid expenses	6,726	7,172
Assets held for sale	4,182	9,547
Deferred income taxes	1,051	458
Income taxes receivable	1,548	257
Total current assets	96,797	101,827

Property and equipment, at cost	408,743	399,712
Less accumulated depreciation and amortization	(130,152)	(121,377)
Net property and equipment	278,591	278,335

Goodwill	11,539	11,539
Other assets, net	5,922	6,611
Total assets	$392,849	$398,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$4,155	$4,838
Accounts payable	8,210	7,528
Accrued expenses	25,714	26,789
Current maturities of long-term debt	64,291	67,365
Current portion of capital lease obligations	1,120	1,098
Current portion of insurance and claims accrual	12,816	12,055
Total current liabilities	116,306	119,673

Long-term debt	120,861	134,084
Long-term portion of capital lease obligations	12,201	12,472
Insurance and claims accrual, net of current portion	11,759	11,082
Deferred income taxes	37,027	24,525
Other long-term liabilities	1,772	1,801
Total liabilities	299,926	303,637
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 11,840,568 shares outstanding as of March 31, 2010 and December 31, 2009	136	136
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	90,910	90,679
Treasury stock at cost; 1,628,522 shares as of March 31, 2010 and December 31, 2009	(19,195)	(19,195)
Accumulated other comprehensive income	498	305
Retained earnings	20,550	22,726
Total stockholders' equity	92,923	94,675
Total liabilities and stockholders' equity	$392,849	$398,312
The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2010	2009

Revenue:
Freight revenue	$129,336	$122,129
Fuel surcharge revenue	22,675	11,647
Total revenue	$152,011	$133,776

Operating expenses:
Salaries, wages, and related expenses	52,210	54,819
Fuel expense	42,158	29,132
Operations and maintenance	8,708	9,115
Revenue equipment rentals and purchased transportation	17,639	18,401
Operating taxes and licenses	2,329	3,060
Insurance and claims	8,980	5,921
Communications and utilities	834	1,665
General supplies and expenses	4,755	5,792
Depreciation and amortization, including gains and losses on disposition of equipment	12,582	11,016
Total operating expenses	150,195	138,921
Operating income (loss)	1,816	(5,145)
Other (income) expenses:
Interest expense	3,954	2,876
Interest income	(2)	(51)
Other income, net	(47)	(31)
Other expenses, net	3,905	2,794
Loss before income taxes	(2,089)	(7,939)
Income tax expense (benefit)	87	(2,396)
Net loss	$(2,176)	$(5,543)

Loss per share:
Basic and diluted loss per share:	$(0.15)	$(0.39)

Basic and diluted weighted average common shares outstanding	14,191	14,049

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2009	$136	$24	$90,679	$(19,195)	$305	$22,726	$94,675

Net loss						(2,176)	(2,176)

Other comprehensive income:

Unrealized gain on effective portion of fuel hedge, net of tax of $313					470		470

Comprehensive loss					470	(2,176)	(1,706)

Reclassification of fuel hedge gain into statement of operations, net of income tax of $173					(277)		(277)

Stock-based employee compensation cost			231				231

Balances at March 31, 2010	$136	$24	$90,910	$(19,195)	$498	$20,550	$92,923

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands)

	Three months ended March 31, (unaudited)
	2010	2009

Cash flows from operating activities:
Net loss	$(2,176)	$(5,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	166	188
Depreciation and amortization	13,256	10,890
Amortization of deferred financing fees	234	184
Deferred income taxes expense (benefit)	11,700	(2,856)
Deferred gain on fuel hedge	402	-
Stock based compensation expense	231	56
(Gain) loss on disposition of property and equipment	(674)	126
Changes in operating assets and liabilities:
Receivables and advances	(2,655)	15,792
Prepaid expenses and other assets	832	1,395
Inventory and supplies	11	132
Insurance and claims accrual	1,438	(2,424)
Accounts payable and accrued expenses	(589)	(1,937)
Net cash flows provided by operating activities	22,176	16,003

Cash flows from investing activities:
Acquisition of property and equipment	(19,389)	(6,065)
Proceeds from disposition of property and equipment	12,258	13,373
Payment of acquisition obligation	-	(83)
Net cash flows (used in)/provided by investing activities	(7,131)	7,225

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(684)	67
Proceeds from issuance of notes payable	6,319	3,818
Repayments of notes payable	(15,090)	(15,790)
Repayments of capital lease obligation	(249)	-
Proceeds from borrowings/(repayments) under revolving credit facility, net	(7,524)	2,455
Debt refinancing costs	(107)	(544)
Net cash used in financing activities	(17,335)	(9,994)

Net change in cash and cash equivalents	(2,290)	13,234

Cash and cash equivalents at beginning of period	12,221	6,300

Cash and cash equivalents at end of period	$9,931	$19,534

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2009 consolidated condensed balance sheet was derived from the Company's audited balance sheet as of that date.  These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

Note 2.	(Loss) Earnings Per Share

Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The calculation of diluted loss per share for the three months ended March 31, 2010 and 2009, excludes all unexercised options and unvested shares, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2010	2009
Numerator:
Net loss	$(2,176)	$(5,543)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,191	14,049
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,191	14,049
Net loss per share:
Basic and diluted loss per share:	$(0.15)	$(0.39)

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

	Three months ended
(in thousands)	March 31,
	2010	2009
Revenues:

Asset-Based Truckload Services	$141,763	$122,996
Brokerage Services	10,248	10,780

Total	$152,011	$133,776
Operating Income (Loss):

Asset-Based Truckload Services	$5,047	$(1,684)
Brokerage Services	411	(174)
Unallocated Corporate Overhead	(3,642)	(3,287)

Total	$1,816	$(5,145)

Note 4.	Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers’ net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income, while in the period where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

The Company's liability recorded for uncertain tax positions as of March 31, 2010 has not changed significantly in amount or composition since December 31, 2009.

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted taxable income and tax planning strategies available to the Company, no valuation allowance has been established at March 31, 2010, except for $0.3 million related to certain state net operating loss carryforwards and $1.6 million related to the deferred tax asset associated with the Company's capital loss generated by the loss on the sale of its investment in Transplace.  These valuation allowances were established because the Company believes that it is more likely than not that certain state net operating loss carryforwards and the capital loss carryforward related to Transplace will not be realized.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

The increase in the deferred tax liabilities of approximately $12.5 million during the first quarter of 2010 primarily relates to the Company carrying back certain prior period net operating losses pursuant to the Worker, Homeownership, and Business Assistance Act of 2009 and receipt of a significant portion of the carryback claim in March 2010, noting the remaining refund is recorded as a tax receivable.

Note 5.	Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedge derivative asset	$411	—	$411	—

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt, which primarily consists of revenue equipment installment notes.  Borrowings under the Company's revolving credit facility approximate fair value due to the variable interest rate on the facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty which were verified by comparing them the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Note 6.	Derivative Instruments

The Company engages in activities that expose it to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

The Company did not enter into any derivatives until the third quarter of 2009; however, in September 2009, we entered into forward futures swap contracts, which pertain to 2.5 million gallons (approximately 0.2 million gallons per month) or approximately 4% percent of our projected 2010 fuel requirements.  Additionally, in January and February 2010 the Company entered into additional contracts to hedge approximately 0.5 million gallons of fuel per month for February 2010 through July 2010. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil, noting the retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2010, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated balance sheets.  The Company's derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income on our consolidated statements of operations.

During the first quarter of 2010, the Company sold certain of its contracts related to the forecasted purchase of diesel fuel in April through June 2010 to lock-in the related gains totaling approximately $0.4 million.  These gains along with the fair value of the contracts that were still in place at March 31, 2010, which had a fair value of approximately $0.4 million and are included in other assets in the consolidated balance sheets, are included in accumulated other comprehensive income. Additionally, $0.3 million was reclassified from accumulated other comprehensive income to earnings during the three months ended March 31, 2010 related to gains on contracts that expired or were sold and for which the Company completed the forecasted transaction by purchasing the hedged diesel fuel.

Based on the amounts in accumulated other comprehensive income as of March 31, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.8 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  However, the amounts actually realized will be dependent on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we do not expect any of the counterparties to fail to meet their obligations.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To manage credit risk, we review each counterparty's audited financial statements and credit ratings and obtain references.

Note 7.	Debt

Current and long-term debt consisted of the following at March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$5,162	$-	$12,686
Revenue equipment installment notes with finance companies; weighted average interest rate of 6.6% and 6.5% at March 31, 2010, and December 31, 2009, respectively, due in monthly installments with final maturities at various dates ranging from April 2010 to October 2013, secured by related revenue equipment	63,926	112,875	67,000	118,574
Real estate note; interest rate of 2.8% and 4.0% at March 31, 2010, and December 31, 2009, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,824	365	2,824
Total debt	64,291	120,861	67,365	134,084

Capital lease obligations, secured by related revenue equipment	1,120	12,201	1,098	12,472

Total debt and capital lease obligations	$65,411	$133,062	$68,463	$146,556

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

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans".  Base rate loans accrue interest at a base rate equal to the greater of the agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 2.5% and 3.25% based on average pricing availability.  LIBOR loans accrue interest at the greater of 1.5% or LIBOR, plus an applicable margin that is adjusted quarterly between 3.5% and 4.25% based on average pricing availability.  The unused line fee is adjusted quarterly between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by the Company and secured by a pledge of substantially all of the Company's assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  The Company had approximately $5.2 million in borrowings outstanding under the Credit Facility as of March 31, 2010, undrawn letters of credit outstanding of approximately $34.3 million, and available borrowing capacity of $45.5 million.  The weighted average interest rate on outstanding borrowings was 6.3%.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant, which required the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The fixed charge coverage covenant became effective October 31, 2008.

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

On February 25, 2010, the Company obtained an additional amendment to its Credit Facility, which, among other things (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, to the levels set forth in the table below, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement is as follows, noting the Company was in compliance with the covenant as of March 31, 2010:

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases terminate in September 2014 through January 2015 and contain guarantees of the residual value of the related equipment by the Company, and the residual guarantee's are included in the related debt balance as balloon payment at the end of the related term as well as included in the future minimum lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial captives of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts.  Approximately $176.8 million and $185.6 million was reflected on our balance sheets for these installment notes at March 31, 2010 and December 31, 2009, respectively.  The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2010 to October 2013.  The notes contain certain requirements regarding payment, insurance of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial captives of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010.

Note 8.	Litigation

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

Note 9.	Subsequent Events

Effective April 1, 2010, we finalized our casualty insurance renewal which resulted in a reduction in our self-insured retention limit for the primary excess layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  The policy is a three year policy and includes a limit for a single loss of $9 million, an aggregate of $15 million for each policy year and a $27 million aggregate for all three years.  The policy includes a policy release refund of up to $4 million, if certain losses are not met and the Company was to commute the policy.  Additionally, effective April 1, 2010 we entered into new excess policies for three years that cover up to $30 million per claim, subject to certain aggregate limits.

The Company evaluated subsequent events through the date the consolidated condensed financial statements were issued.

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

Except for certain historical information contained herein, this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and "likely," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors that could cause or contribute to such differences including, but not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2009.

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

While we have “miles to go” to achieve our goal of producing a profit for 2010, we are very excited about what the results of the first quarter show us relative to the overall economic and freight environments as well as relative to progress made on our business improvement plan.

Our consolidated operating freight revenues increased to $152.0 million for the first quarter of 2010, a 13.6% increase from $133.8 million in the first quarter of 2009.  Higher fuel prices resulted in fuel surcharge revenues of $22.7 million during the first quarter of 2010, compared with $11.6 million for the first quarter of 2009.  The remaining $7.8 million related to an increase in average freight revenue per tractor per week due to improved demand and strong economic activity.  Freight revenue, which for these purposes excludes fuel surcharges, increased 5.9% in the first quarter of 2010 from the first quarter of 2009. We measure freight revenue because management believes that fuel surcharges tend to be a volatile source of revenue and the removal of such surcharges affords a more consistent basis for comparing results of operations from period to period. Company specific initiatives combined with an improving freight environment, are responsible for the increased level of freight revenue, noting the Company achieved the highest first quarter revenue per tractor since being public in 1994.  We experienced an 11.7% increase in average miles per tractor in the first quarter of 2010 versus the 2009 quarter, while freight rates, measured by average freight revenue per total mile, decreased by 2.3% compared with the first quarter of 2009.  We were able to reduce our empty miles by approximately 100 basis points quarter-over-quarter.  As a result, average freight revenue per tractor per week, our primary measure of asset productivity, increased 9.2% to $3,009 for the quarter ended March 31, 2010, from $2,756 for the same period of 2009.

Our cost reduction efforts continue to improve our results.  We produced another solid quarter of cost reductions versus a year ago, highlighted by a new record high ratio of tractors per non-driver employee and the best first quarter DOT reportable accidents per million miles in our history.  Even with a $.66 per gallon increase in the gross cost of diesel fuel when compared to year ago, we were able to minimize the effect of that increase through reduced empty miles, reduced broker freight dependency, improved fuel economy, and effective fuel hedge activities, such that net fuel expense only increased $.005 per mile.  The asset-based divisions’ operating expenses, net of fuel surcharge revenue, declined $.095 per mile versus the first quarter of 2009.  This improvement was achieved in spite of a $.029 per mile increase in insurance expense as the result of a small number of severe accidents. Going forward we believe our new casualty program discussed below will reduce our overall volatility within the insurance area without a significant incremental cost. Additionally, we believe our tractor purchase plan has effectively balanced maintenance costs, driver satisfaction, fuel economy, and capital costs as a result of the additional costs of the new EPA 2010 emissions standards, while maintaining a young fleet that provides us flexibility around the use of our equipment.

Effective April 1, 2010, we finalized our casualty insurance renewal which resulted in a reduction in our self-insured retention limit for the primary excess layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  The policy is a three year policy and includes a limit for a single loss of $9 million, an aggregate of $15 million for each policy year and a $27 million aggregate for all three years.  The policy includes a policy release refund of up to $4 million, if certain losses are not met and the Company was to commute the policy.  Additionally, effective April 1, 2010 we entered into new excess policies for three years that cover up to $30 million per claim, subject to certain aggregate limits.

Additional items of note included the following:

●	Our consolidated operating ratio improved by 560 basis points to 98.6% in the first quarter of 2010 versus the same period in 2009;

●
Since year end 2009, total indebtedness, net of cash and including the present value of off-balance sheet obligations, has decreased by $23.7 million and we have increased our borrowing availability to $45.5 million; and

●
Net loss of $2.2 million, or ($0.15) per basic and diluted share, in the first quarter of 2010, compared with a net loss of $5.5 million, or ($0.39) per basic and diluted share, in the first quarter of 2009.

While we are encouraged by our first quarter results, losing money is not an acceptable performance.  The utilization improvements over the last couple of quarters are providing the impetus to focus on network refinement, capacity allocation, and yield improvements with our customers, while on the cost side we will continue to scrutinize unnecessary spend, noting the tightening driver market and Federal Motor Carrier Safety Administration Comprehensive Safety Analysis 2010 (“CSA 2010”) implementation provide challenges that we must overcome to accomplish our goal.

Revenue and Expenses

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

In our truckload segment, we primarily generate revenue by transporting freight for our customers.  Generally, we are paid a predetermined rate per mile for our truckload services.  We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate.  These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, driver availability, the percentage of team-driven tractors in our fleet, and our average length of haul.

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

Revenue Equipment

At March 31, 2010, we operated 3,082 tractors and 7,983 trailers. Of such tractors, 2,800 were owned, 176 were financed under operating leases, and 106 were provided by independent contractors, who provide and drive their own tractors. Of such trailers, 2,205 were owned, 5,478 were financed under operating leases and 300 were financed under capital leases. We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three years for tractors and five to seven years for trailers.  At March 31, 2010, our fleet had an average tractor age of 2.0 years and an average trailer age of 5.1 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 TO THREE MONTHS ENDED MARCH 31, 2009

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended March 31,			Three months ended March 31,
	2010	2009		2010	2009
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	34.4	41.0	Salaries, wages, and related expenses	40.4	44.9
Fuel expense	27.7	21.8	Fuel expense (1)	15.1	14.3
Operations and maintenance	5.7	6.8	Operations and maintenance	6.7	7.5
Revenue equipment rentals and purchased transportation	11.6	13.8	Revenue equipment rentals and purchased transportation	13.6	15.1
Operating taxes and licenses	1.5	2.3	Operating taxes and licenses	1.8	2.5
Insurance and claims	5.9	4.4	Insurance and claims	6.9	4.8
Communications and utilities	0.6	1.2	Communications and utilities	0.7	1.4
General supplies and expenses	3.1	4.3	General supplies and expenses	3.7	4.7
Depreciation and amortization	8.3	8.2	Depreciation and amortization	9.7	9.0
Total operating expenses	98.8	103.8	Total operating expenses	98.6	104.2
Operating income (loss)	1.2	(3.8)	Operating income (loss)	1.4	(4.2)
Other expense, net	2.5	2.1	Other expense, net	3.0	2.3
Loss before income taxes	(1.3)	(5.9)	Loss before income taxes	(1.6)	(6.5)
Income tax expense (benefit)	0.1	(1.8)	Income tax expense (benefit)	0.1	(2.0)
Net loss	(1.4%)	(4.1%)	Net loss	(1.7%)	(4.5%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($22.7 million and $11.7 million in the three months ended March 31, 2010 and 2009, respectively).

For the quarter ended March 31, 2010, total revenue increased $18.2 million, or 13.6%, to $152.0 million from $133.8 million in the 2009 period.  Total revenue includes $22.7 million and $11.6 million of fuel surcharge revenue in the 2010 and 2009 periods, respectively. Freight revenue increased $7.2 million, or 5.9%, to $129.3 million in the three months ended March 31, 2010, from $122.1 million in the same period of 2009.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period. As previously discussed, the increased level of freight revenue for the quarter was primarily attributable to the improvement in the freight environment and certain Company specific initiatives that provided for increases in asset productivity and utilization compared to the 2009 period.

Salaries, wages, and related expenses decreased $2.6 million, or 4.8%, to $52.2 million in the 2010 period, from $54.8 million in the 2009 period. As a percentage of freight revenue, salaries, wages, and related expenses decreased slightly to 44.4% in the 2010 period from 40.9% in the 2009 period.  Driver pay decreased $0.6 million to $34.7 million in the 2010 period, from $35.3 million in the 2009 period. The decrease was primarily attributable to a decrease in driver pay per mile, almost fully offset by an increase in approximately 7.7 million Company miles when comparing the 2010 period to the 2009 period.  Our payroll expense for employees, other than over-the-road drivers, decreased $0.4 million to $9.6 million in the 2010 period from $10.0 million in the 2009 period primarily due to non-driver staff reductions and salary reductions. Additionally, workers' compensation costs were $1.8 million lower in the 2010 period than the 2009 period primarily as a result of several large reserve adjustments in the 2009 period.  We are starting to sense a modest tightening in the driver market and expect the implementation of the CSA 2010 initiative may reduce the pool of available drivers.  Further, if the economy continues to show signs of recovery, our ability to hold in place prior reductions in salaries and wages could be limited.  Accordingly, going forward, these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).

Fuel expense, net of fuel surcharge revenue, increased $2.0 million, or 11.0%, to $19.4 million in the 2010 period, from $17.4 million in the 2009 period. As a percentage of freight revenue, net fuel expense increased to 15.1% in the 2010 period from 14.3% in the 2009 period.

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

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the U.S. Department of Energy ("DOE") for the week prior to the shipment.  In times of rapidly escalating fuel prices, the lag time causes under-recovery.  Lag time was not a significant factor during the first quarter of 2010.  The DOE's national average cost of diesel fuel increased $0.66 per gallon in the first quarter of 2010 compared with the first quarter of 2009.  On a gross basis, the Company's fuel expense increased $13.0 million, or 44.7%, versus the first quarter of 2009, while miles operated by Company-owned trucks increased approximately 8.9%. The fuel hedges entered into during 2009, along with additional hedges entered into during the first quarter, provided for $0.3 million of gains that were reclassified from accumulated other comprehensive income to a reduction of fuel expense during the first quarter of 2010.  In addition, multiple operating changes that improved fuel efficiency contributed to these decreases as the Company’s broker percentage and empty miles were reduced, while fuel surcharge recovery increased. Accordingly, the Company's net cost of fuel only increased by $2.0 million in the first quarter of 2010 versus the first quarter of 2009, or approximately $0.005 per company-owned truck mile.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased $0.4 million, or 4.5%, to $8.7 million in the 2010 period from $9.1 million in the 2009 period.  As a percentage of freight revenue, operations and maintenance decreased to 6.7% in the 2010 period from 7.5% in the 2009 period.  With the adverse economic environment in 2009 and early 2010, we had less difficulty recruiting and retaining drivers which resulted in a period over period decrease in driver recruitment expenses.  If the economy improves, we could face more difficulty recruiting and retaining drivers, which could impact this expense category going forward.  Further, the new CSA 2010 initiative could limit the pool of available drivers and increase these costs.  Our operating and maintenance expense could be volatile going forward.

Revenue equipment rentals and purchased transportation decreased $0.8 million, or 4.1%, to $17.6 million in the 2010 period, from $18.4 million in the 2009 period.  The decrease was a result of a decrease in tractor and trailer equipment rental and other related expenses of $2.0 million to $5.2 million in the 2010 period, compared with $7.2 million in the 2009 period.  We had financed approximately 176 tractors and 5,478 trailers under operating leases at March 31, 2010, compared with 596 tractors and 5,694 trailers under operating leases at March 31, 2009.  Additionally, payments to third-party transportation providers associated with our Solutions subsidiary increased to $0.4 million in the 2010 period from $9.1 million in the 2009 period, primarily due to decreased loads partially offset by higher fuel costs passed on to those providers.  In addition, we had a $1.6 million increase in payments to independent contractors, which increased to $3.7 million in the 2010 period, from $2.1 million in the 2009 period, mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation expense decreased to13.6% in 2010 from 15.1% in 2009, primarily as the result of the aforementioned fluctuations.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  Because we anticipate adding new equipment over the next twelve months through on-balance sheet financing, the percentage of our tractor fleet financed with operating leases is expected to decrease in the near term.  If the economy continues to improve, we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category absent an offsetting increase in revenue.

Operating taxes and licenses decreased $0.7 million, or 23.9%, to $2.3 million in the 2010 period from $3.0 million in the 2009 period as a result of fewer licensed tractors and approximately $0.6 million in credits on property taxes related to appeals of certain real estate valuations by taxing authorities. As a percentage of freight revenue, operating taxes and licenses decreased slightly to 1.8% in the 2010 period from 2.5% in the 2009 period.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased $3.1 million, or 51.7%, to $9.0 million in the 2010 period, from $5.9 million in the 2009 period.  As a percentage of freight revenue, insurance and claims increased to 6.9% in 2010 from 4.8% in 2009.  The costs on a per mile basis were approximately 2.9 cents per mile higher when comparing the 2010 period to the 2009 period.  Although our driver and safety teams achieved historically low reportable accidents per million miles for the first quarter of 2010, we experienced a small number of severe accidents.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.  We also finalized our insurance renewal effective April 1st that resulted in a reduction in our self-insured retention limit for the primary layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years. We expect this new structure to have a minimal impact on our insurance and claims expense with less volatility in the primary layers, assuming the same level of average historical claims.

Communications and utilities expense decreased to $0.8 million, or 49.9%, in the 2010 period from $1.7 million in the 2009 period.  As a percentage of freight revenue, communications and utilities expense decreased slightly to 0.7% in the 2010 period and 1.4% in the 2009 period.  The decreases were the result of $0.4 million in vendor credits and the reduced number of tractors.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased $1.0 million, or 17.9%, to $4.7 million in the 2010 period from $5.8 million in the 2009 period.  As a percentage of freight revenue, general supplies and expenses decreased to 3.7% in 2010 from 4.7% in 2009.  The decreases were the result of a $0.2 million reduction from no longer leasing a server as a result of equipment purchased to support the new information system and $0.2 million in reduced agent fees as a result of rationalizing the Solutions operations along with various cost savings initiatives in an effort to manage non-essential spending.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased $1.6 million, or 14.2%, to $12.6 million in the 2010 period from $11.0 million in the 2009 period.  As a percentage of freight revenue, depreciation and amortization increased to 9.7% in 2010 from 9.0% in 2009.  The increases were the result of having more owned tractors on our balance sheet as opposed to leased, as we owned 2,800 and 2,414 tractors at March 31, 2010 and 2009, respectively, and the increased cost of new tractors.  We anticipate purchasing additional equipment through on-balance sheet financing over the next twelve months, which will likely cause an increase in depreciation and amortization in the near term.

The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net, increased $1.1 million, or 39.8%, to $3.9 million in the 2010 period from $2.8 million in the 2009 period.  As a percentage of freight revenue, other expense, net, increased to 3.0% in the 2010 period from 2.3% in the 2009 period.  The increases were primarily attributable to higher interest costs in the 2010 period, compared to the 2009 period, resulting from a period-over-period increase in debt and the increase in our average interest rate on our Credit Facility, as amended, compared to the average interest rates in the 2009 period.

Our income tax expense was approximately $0.1 million for the 2010 period versus the $2.4 income tax benefit for the 2009 period.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced a net loss of $2.2 million and $5.5 million in the 2010 and 2009 periods, respectively.  As a result of the foregoing, our net loss as a percentage of freight revenue was (1.7%) in the 2010 period compared to (4.5%) in the 2009 period.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 TO THREE MONTHS ENDED MARCH 31, 2009

The following table summarizes financial and operating data by reportable segment:

	Three months ended
(in thousands)	March 31,
	2010	2009
Revenues:

Asset-Based Truckload Services	$141,763	$122,996
Brokerage Services	10,248	10,780

Total	$152,011	$133,776
Operating Income (Loss):

Asset-Based Truckload Services	$5,047	$(1,684)
Brokerage Services	411	(174)
Unallocated Corporate Overhead	(3,642)	(3,287)

Total	$1,816	$(5,145)

Our asset-based truckload services segment revenue increased 15.3%, to $141.8 million for the three-month period ended March 31, 2010, compared to $123.0 million for the comparable period in 2009. Fuel price increases and related increases in fuel surcharge revenue provided for $11.0 million of the change. The remaining $7.8 million related to an approximately 9.2% increase in average freight revenue per tractor per week due to improved demand and strong economic activity.  Increased utilization was partially offset by a 2.5% reduction in average tractors in our fleet versus the 2009 quarter.  Our average miles per tractor increased 11.7% compared with the first quarter of 2009, despite adverse weather conditions, while average freight revenue per total mile decreased 2.3% compared with the first quarter of 2009, primarily due to a 10.0% increase in our average length of haul.  Through reduced empty miles, reduced broker freight dependency, improved miles per gallon, and effective fuel hedge activities, we were able to largely mitigate the rising cost of fuel, resulting in a and $.005 cent per mile increase in our cost of fuel.  Additionally, the asset-based divisions’ operating expenses, net of fuel surcharge revenue, declined $.095 per mile versus the first quarter of 2009, in spite of a $.029 per mile increase in insurance and aforementioned increase in fuel costs.  As a result of the aforementioned increases in utilization and overall reduction in costs the segment generated an operating income of $5.0 million for the three months ended March 31, 2010, compared to an operating loss of $1.7 million for the same 2009 period, excluding unallocated corporate overhead.

Our brokerage segment revenue decreased 4.9%, to $10.2 million for the three months ended March 31, 2010, from $10.8 million for the comparable period in 2009. Net revenue (total revenue less purchased transportation) for the quarter decreased 3.6% compared to the 2009 quarter, while gross margin improved as purchased transportation was 84.5% of total revenue in the current quarter, down slightly from 84.7% of total revenue in the prior year quarter.  Solutions’ other operating expenses as a percentage of revenue decreased to 11.5% of total revenue in the first quarter from 16.9% of total revenue in the first quarter of 2009. The decreases in expenses with relatively flat revenue provided for operating income of $0.4 million in the 2010 period compared to an operating loss of $0.2 million in the 2009 period, excluding unallocated corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at March 31, 2010, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $19.5 million and $17.8 million at March 31, 2010 and December 31, 2009, respectively.  Working capital deficits are common to many trucking companies that expand by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, a material refund of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.  On a longer-term basis, based on our anticipated financial condition, results of operations, and cash flows, and continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

The Company has had significant losses from 2007 through the first quarter of 2010, attributable to operations, impairments, and other charges.  The Company has managed its liquidity during this time through a series of cost reduction initiatives, refinancing, amendments to credit facilities, and sales of assets.  We have had difficulty meeting budgeted results in the past.  If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain a further amendment or waiver under our Credit Facility, or we may incur additional fees.

Cash Flows

Net cash provided by operating activities was $22.2 million in the 2010 period compared to $16.0 million in the 2009 period. Our cash from operating activities was higher in the 2010 period than the 2009 period, primarily due to a $3.4 million decrease in net loss, receipt of an $8.7 million refund of income taxes, and $0.4 million of cash received related to fuel hedge contracts terminated whereby the related gain has been deferred in accumulated other comprehensive income. Additionally, as a result of an increase in our acquisition of revenue equipment using balance sheet debt as opposed to operating leases, the adjustment to net loss for the related non-cash activity was $13.3 million in the 2010 period versus $10.9 million in the corresponding 2009 period. Further, we experienced a $3.9 million decrease in insurance and claims payments in 2010 as a result the payment for several large accidents in the 2009 period. These improvements were offset partially by a decrease in our collections of receivables of $18.4 million, primarily resulting from the impact of fuel prices on revenue and accounts receivable.

Net cash used in investing activities was $7.1 million in the 2010 period compared to net cash provided of $7.2 million in the 2009 period.  The increase in net cash used in investing activities was primarily the result of an increase in our acquisition of revenue equipment when comparing the two periods as we were reducing the fleet size in the 2009 period by disposing of equipment and not replacing it while we maintained a relatively consistent fleet size in the 2010 period. Our annual tractor fleet plan for 2010 now includes the purchase and disposal of approximately 900 tractors for expected full-year net capital expenditures of approximately $60 million to $70 million.  With an average fleet age of only 24 months, we have significant flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements.  We have the ability to cancel tractor orders within specified notice periods, although any cancellations would affect the availability of trade slots to dispose of used tractors, which could affect expected proceeds of disposition.

Net cash used in financing activities was $17.3 million in the 2010 period compared to $10.0 million in the 2009 period.  The changes in cash flows were a function of the Company’s revolving credit facility being reduced by $7.5 million in the 2010 period, compared to increasing $2.5 million in the 2009 period.  This fluctuation is primarily a function of the tax refund received in 2010 and the improvement in results of operations and operating cash flow such that the revolver was not utilized as much in the 2010 period to support operating needs.  This use of cash was partially off-set by a $2.5 million increase on proceeds from notes, which were used to fund the aforementioned increased tractor purchases in the 2010 period when compared to the 2009 period.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  The Company had approximately $5.2 million in borrowings outstanding under the Credit Facility as of March 31, 2010, undrawn letters of credit outstanding of approximately $34.3million, and available borrowing capacity of $45.5 million.  The weighted average interest rate on outstanding borrowings was 6.3%.

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

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant, which required the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The fixed charge coverage covenant became effective October 31, 2008.

On February 25, 2010, the Company obtained an additional amendment to its Credit Facility, which, among other things (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, to the levels set forth in the table below, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement is as follows, noting the Company was in compliance with the covenant as of March 31, 2010:

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases terminate in September 2014 through January 2015 and contain guarantees of the residual value of the related equipment by the Company, and the residual guarantee's are included in the related debt balance as balloon payment at the end of the related term as well as included in the future minimum lease payments.  These lease agreements require us to pay personal property taxes, maintenance and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial captives of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts.  Approximately $176.8 million and $185.6 million was reflected on our balance sheet for these installment notes at March 31, 2010 and December 31, 2009, respectively.  The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2010 to October 2013.  The notes contain certain requirements regarding payment, insurance of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial captives of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At March 31, 2010, we had financed 176 tractors and 5,478 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the first quarter decreased to $5.2 million in 2010 from $7.2 million in the 2009 period, as we moved to financing new revenue equipment purchases with on-balance sheet financing.  The total amount of remaining payments under operating leases as of March 31, 2010 was approximately $69.7 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of March 31, 2010, the maximum amount of the residual value guarantees under the operating leases was approximately $21.4 million.  The present value of these future lease payments and their residual value guarantees was approximately $63.7 million at March 31, 2010.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2010, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2010, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2009 Annual Report on Form 10-K, except for the changes to the Company’s self insurance retention effective April 1, 2101 as discussed in Note 9 to the consolidated condensed financial statements.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  The seasonal shortage typically occurs between May and August because California produce carriers' equipment is fully utilized for produce during those months and does not compete for shipments hauled by our dry van operation.  During September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.

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

The Company did not enter into any derivatives until the third quarter of 2009; however, in September 2009, we entered into forward futures swap contracts, which pertain to 2.5 million gallons (approximately 0.2 million gallons per month) or approximately 4% percent of our projected 2010 fuel requirements.  Additionally, in January and February 2010 the Company entered into additional contracts to hedge approximately 0.5 million gallons of fuel per month for February 2010 through July 2010. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil, noting the retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance. Given that the forward futures swap contracts are not significant, a one dollar change in the related price of heating oil or diesel would not have a material impact on the Company's results of operations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.  Of our total $198.5 million of debt, we had $8.4 million of variable rate debt outstanding at March 31, 2010, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

ITEM 1A.
RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2009, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(1)	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(1)	Amended and Restated Bylaws dated December 6, 2007
10.1	#
Second Amendment to Third Amended and Restated Credit Agreement, dated February 25, 2010, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation

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

COVENANT TRANSPORTATION GROUP, INC.

Date: May 17, 2010	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer
in his capacity as such and on behalf of the issuer.