Form 10-Q
period 2010-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2010-08-11
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 9, 2010).
Class A Common Stock, $.01 par value: 12,190,682 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$4,304	$12,221
Accounts receivable, net of allowance of $1,715 in 2010 and $1,845 in 2009	70,822	64,857
Drivers' advances and other receivables, net of allowance of $2,528 in 2010 and $2,608 in 2009	3,588	3,311
Inventory and supplies	3,846	4,004
Prepaid expenses	7,776	7,172
Assets held for sale	5,443	9,547
Deferred income taxes	1,590	458
Income taxes receivable	1,462	257
Total current assets	98,831	101,827

Property and equipment, at cost	434,750	399,712
Less accumulated depreciation and amortization	(127,265)	(121,377)
Net property and equipment	307,485	278,335

Goodwill	11,539	11,539
Other assets, net	5,336	6,611
Total assets	$423,191	$398,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$3,805	$4,838
Accounts payable	9,001	7,528
Accrued expenses	27,959	26,789
Current maturities of long-term debt	62,749	67,365
Current portion of capital lease obligations	1,147	1,098
Current portion of insurance and claims accrual	12,856	12,055
Total current liabilities	117,517	119,673

Long-term debt	144,525	134,084
Long-term portion of capital lease obligations	11,864	12,472
Insurance and claims accrual, net of current portion	12,051	11,082
Deferred income taxes	39,647	24,525
Other long-term liabilities	1,742	1,801
Total liabilities	327,346	303,637
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 11,942,474 and 11,840,568 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	137	136
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,848	90,679
Treasury stock at cost; 1,526,616 shares as of June 30, 2010 and 1,628,522 shares as of December 31, 2009	(17,903)	(19,195)
Accumulated other comprehensive income	300	305
Retained earnings	23,439	22,726
Total stockholders' equity	95,845	94,675
Total liabilities and stockholders' equity	$423,191	$398,312

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2010	2009	2010	2009
Revenue:
Freight revenue	$141,392	$129,247	$270,728	$251,376
Fuel surcharge revenue	27,587	14,835	50,262	26,482
Total revenue	$168,979	$144,082	$320,990	$277,858

Operating expenses:
Salaries, wages, and related expenses	53,937	53,558	106,147	108,377
Fuel expense	44,047	34,160	86,205	63,293
Operations and maintenance	9,125	8,685	17,833	17,800
Revenue equipment rentals and purchased transportation	19,245	18,493	36,884	36,894
Operating taxes and licenses	3,081	2,986	5,410	6,046
Insurance and claims	9,287	8,917	18,267	14,838
Communications and utilities	1,407	1,439	2,241	3,103
General supplies and expenses	5,517	5,669	10,272	11,461
Depreciation and amortization, including gains and losses on disposition of equipment	13,291	10,812	25,873	21,828
Total operating expenses	158,937	144,719	309,132	283,640
Operating income (loss)	10,042	(637)	11,858	(5,782)
Other (income) expenses:
Interest expense	4,290	3,315	8,243	6,191
Interest income	-	(47)	(2)	(98)
Other income, net	5	(47)	(41)	(78)
Other expenses, net	4,295	3,221	8,200	6,015
Income (loss) before income taxes	5,747	(3,858)	3,658	(11,797)
Income tax expense (benefit)	2,858	(712)	2,945	(3,107)
Net income (loss)	$2,889	$(3,146)	$713	$(8,690)

Income (loss) per share:
Basic income (loss) per share	$0.20	$(0.22)	$0.05	$(0.62)
Diluted income (loss) per share	$0.20	$(0.22)	$0.05	$(0.62)
Basic weighted average shares outstanding	14,257	14,076	14,224	14,063
Diluted weighted average shares outstanding	14,361	14,076	14,294	14,063

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2009	$136	$24	$90,679	$(19,195)	$305	$22,726	$94,675

Net income						713	713

Other comprehensive income:

Unrealized gain on effective portion of fuel hedge, net of tax of $189					689		689

Comprehensive income					689	713	1,402

Reclassification of fuel hedge gain into statement of operations, net of income tax of $267					(694)		(694)

Issuance of restricted stock to non-employee directors from treasury stock			(62)	162			100

Issuance of restricted stock to employees from treasury stock, net of shares repurchased to satisfy minimum statutory withholding requirements	1		(1,262)	1,130			(131)

Stock-based employee compensation cost			493				493

Balances at June 30, 2010	$137	$24	$89,848	$(17,903)	$300	$23,439	$95,845

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands)

	Six months ended June 30, (unaudited)
	2010	2009
Cash flows from operating activities:
Net income (loss)	$713	$(8,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	363	382
Depreciation and amortization	27,198	21,867
Amortization of deferred financing fees	476	406
Deferred income taxes expense (benefit)	13,992	(3,320)
Deferred gain on fuel hedge	254	-
Stock based compensation expense	593	281
Gain on disposition of property and equipment	(1,325)	(39)
Changes in operating assets and liabilities:
Receivables and advances	(7,810)	10,505
Prepaid expenses and other assets	(281)	(85)
Inventory and supplies	158	65
Insurance and claims accrual	1,770	(6,827)
Accounts payable and accrued expenses	2,186	654
Net cash flows provided by operating activities	38,287	15,199

Cash flows from investing activities:
Acquisition of property and equipment	(73,560)	(39,800)
Proceeds from disposition of property and equipment	23,391	19,561
Payment of acquisition obligation	-	(167)
Net cash flows used in investing activities	(50,169)	(20,406)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(1,033)	2,634
Proceeds from issuance of notes payable	50,095	36,210
Repayments of notes payable	(35,615)	(30,493)
Repayments of capital lease obligation	(560)	-
Proceeds from borrowings (repayments) under revolving credit facility, net	(8,655)	2,895
Repurchase of company stock	(131)	-
Debt refinancing costs	(136)	(550)
Net cash provided by financing activities	3,965	10,696

Net change in cash and cash equivalents	(7,917)	5,489

Cash and cash equivalents at beginning of period	12,221	6,300

Cash and cash equivalents at end of period	$4,304	$11,789

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

Recent Accounting Pronouncements

Improving Disclosures About Fair Value Measurements – In January 2010, the FASB issued authoritative guidance to clarify certain existing disclosure requirements and require additional disclosures for recurring and nonrecurring fair value measurements.  These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of recurring Level 3 measurements.  Further, the guidance amends employer's disclosures about post-retirement benefit plans to require that disclosures be provided by classes of assets instead of by major categories of assets.  The requirements of this guidance are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances, and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated condensed financial statements.

Note 2.	Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The calculation of diluted loss per share for the three and six months ended June 30, 2009 excludes all unexercised options and unvested shares, since the effect of any assumed exercise of the related awards would be anti-dilutive as a result of the net loss in these periods.  Further, the calculation of diluted loss per share for the six months ended June 30, 2010 excludes all unexercised options, since these are anti-dilutive given all options outstanding have a higher exercise price than the average share price for the period.

The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$2,889	$(3,146)	$713	$(8,690)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,257	14,076	14,224	14,063
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	101	-	70	-
Equivalent shares issuable upon conversion of unvested employee stock options	3	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,361	14,076	14,294	14,063

Basic and diluted net income (loss) per share:	$0.20	$(0.22)	$0.05	$(0.62)

Note 3.	Segment Information

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

The Solutions segment provides freight brokerage services directly and through freight brokerage agents who are paid a commission for the freight they provide.  The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of our Truckload segment.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenues:
Asset-Based Truckload Services	$158,160	$132,420	$299,923	$255,416
Brokerage Services	10,819	11,662	21,067	22,442

Total	$168,979	$144,082	$320,990	$277,858
Operating Income (Loss):
Asset-Based Truckload Services	$13,751	$3,845	$18,799	$2,161
Brokerage Services	295	427	706	253
Unallocated Corporate Overhead	(4,004)	(4,909)	(7,647)	(8,196)

Total	$10,042	$(637)	$11,858	$(5,782)

Note 4.	Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower, and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases because aggregate per diem pay becomes smaller in relation to pre-tax income, while in the period where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

The Company's liability recorded for uncertain tax positions as of June 30, 2010 has not changed significantly in amount or composition since December 31, 2009.

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted taxable income and tax planning strategies available to the Company, no valuation allowance has been established at June 30, 2010, except for $0.3 million related to certain state net operating loss carryforwards and $1.4 million related to the deferred tax asset associated with the Company's capital loss generated by the loss on the sale of its investment in Transplace.  The Company reduced its valuation allowance for the Transplace loss in the second quarter of 2010 by $0.3 million as the result of generating capital gains that could be used to offset the loss and as such recognized a related reduction of income tax expense for the discrete item during the period.  These valuation allowances were established because the Company believes that it is more likely than not that certain state net operating loss carryforwards and the remaining portion of the capital loss carryforward related to Transplace will not be realized.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

The increase in the deferred tax liabilities of approximately $15.0 million during the first half of 2010 relates to the Company carrying back certain prior period net operating losses pursuant to the Worker, Homeownership, and Business Assistance Act of 2009 and receipt of $8.7 million of the carryback claim in March 2010, noting the remaining refund is recorded as a tax receivable.  The remainder of the increase in the deferred tax liabilities is the result of increases in the book-tax difference on property and equipment.

Note 5.	Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedge derivative asset	$236	—	$236	—

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt, which primarily consists of revenue equipment installment notes.  Borrowings under the Company's revolving credit facility approximate fair value due to the variable interest rate on the facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Note 6.	Derivative Instruments

The Company engages in activities that expose it to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.  The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

In September 2009, we entered into forward futures swap contracts, which pertain to 2.5 million gallons (approximately 0.2 million gallons per month) or approximately 4% percent of our projected 2010 fuel requirements.  Additionally, in January, February, and May 2010 the Company entered into additional contracts to hedge varying amounts of fuel per month totaling no more than 1.1 million gallons per month for February 2010 through December 2010. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX ("New York Mercantile Exchange"), noting the retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2010, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets.  The Company's derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income on our consolidated condensed statements of operations.

During the second quarter of 2010, the Company sold certain of its contracts related to the forecasted purchase of diesel fuel in July 2010 to lock-in the related gains totaling approximately $0.3 million.  These gains along with the fair value of the contracts that were still in place at June 30, 2010, which had a fair value of approximately $0.2 million and are included in other assets in the consolidated condensed balance sheets, are included in accumulated other comprehensive income, net of tax of $0.2 million.  Additionally, $0.4 million and $0.7 million were reclassified from accumulated other comprehensive income to earnings during the three and six months ended June 30, 2010 related to gains on contracts that expired or were sold and for which the Company completed the forecasted transaction by purchasing the hedged diesel fuel.

Based on the amounts in accumulated other comprehensive income as of June 30, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.5 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

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

During the second quarter of 2010, the Company entered into a fixed forward purchase agreement with a fuel vendor whereby the Company agreed to purchase 0.5 million gallons of diesel fuel per month for twenty-four months and included in the contract was a hedge of the related cost of the fuel under which the Company pays a fixed rate per gallon of heating oil and receives the monthly average price of New York heating oil per the NYMEX.  The hedge and related purchase of the fuel was accounted for using the normal purchases and sales scope exception given management concluded that all relevant criteria were met.  Subsequent to entering into the agreement, the Company sold the related contract as a result of a significant gain on the hedge and determination that the fundamentals of the petroleum markets provided for the likely ability of the Company to both realize the gain and enter into a subsequent hedge to mitigate the risk at a similar cost.  The termination of the agreement generated a $0.8 million gain that was recorded during the three months ended June 30, 2010 and is included as a reduction in fuel expense.

Note 7.	Debt

Current and long-term debt consisted of the following at June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$4,031	$-	$12,686
Revenue equipment installment notes with finance companies; weighted average interest rate of 6.4% and 6.5% at June 30, 2010, and December 31, 2009, respectively, due in monthly installments with final maturities at various dates ranging from July 2010 to December 2014, secured by related revenue equipment	62,384	137,832	67,000	118,574
Real estate note; interest rate of 2.9% and 2.8% at June 30, 2010, and December 31, 2009, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,662	365	2,824
Total debt	62,749	144,525	67,365	134,084

Capital lease obligations, secured by related revenue equipment	1,147	11,864	1,098	12,472

Total debt and capital lease obligations	$63,896	$156,389	$68,463	$146,556

In September 2008, the Company and substantially all its subsidiaries entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders") that matures September 2011 (the "Credit Facility").

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  The Company had approximately $4.0 million in borrowings outstanding under the Credit Facility as of June 30, 2010, undrawn letters of credit outstanding of approximately $36.4 million, and available borrowing capacity of $44.6 million.  The weighted average interest rate on outstanding borrowings was 6.4%.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant which required the Company to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The fixed charge coverage covenant became effective October 31, 2008.

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

On February 25, 2010, the Company obtained an additional amendment to its Credit Facility, which, among other things, (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, to the levels set forth in the table below, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement is as follows, noting the Company was in compliance with the covenant as of June 30, 2010:

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

Pricing for the revenue equipment installment notes are quoted by the respective financial captives of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts.  Approximately $200.2 million and $185.6 million were reflected on our consolidated condensed balance sheets for these installment notes at June 30, 2010 and December 31, 2009, respectively.  The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2010 to December 2014.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial captives of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010.

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

The Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan") permits annual awards of shares of the Company's Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  The number of shares available for issuance under the 2006 Plan is 700,000 shares of Class A common stock, subject to adjustment in certain circumstances.  At June 30, 2010, 408,252 of these 700,000 shares were available for award under the 2006 Plan.  No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock.  No awards may be made under the 2006 Plan after May 23, 2016.  To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended June 30, 2010 and 2009 of approximately $0.3 and $0.2 million, respectively, and for the six months ended June 30, 2010 and 2009 of approximately $0.5 and $0.2 million, respectively.  An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the consolidated condensed statements of operations for the three months ended June 30, 2010 and 2009 as it related to the issuance of restricted stock to non-employee directors.

The 2006 Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to the Company shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes.  To satisfy withholding requirements for shares that vested in the second quarter of 2010, certain participants elected to deliver to the Company 19,002 Class A common stock shares, which were withheld at a weighted average per share price of $6.94, totaling approximately $0.1 million, based on the closing price of our Class A common stock on the date of exercise, in lieu of the federal and state minimum statutory tax withholding requirements.  We remitted approximately $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.  The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares in the accompanying consolidated condensed statement of stockholders' equity.

Note 10.	Commitments and Contingencies

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

Effective April 1, 2010, we finalized our casualty insurance renewal which resulted in a reduction in our self-insured retention limit for the primary excess layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  The policy is a three-year policy and includes a limit for a single loss of $9.0 million, an aggregate of $15.0 million for each policy year, and a $27.0 million aggregate for all three years.  The policy includes a policy release premium refund of up to $4.0 million per year, if certain losses are not met and the Company was to commute the policy for that policy year.  Additionally, effective April 1, 2010, we entered into new excess policies for one to three years that cover up to $30.0 million per claim, subject to certain aggregate limits.

Note 11.	Subsequent Events

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

Except for certain historical information contained herein, this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and "likely," and similar terms and phrases.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Readers should review and consider the factors that could cause or contribute to such differences including, but not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2009.

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

Executive Overview

The second quarter of 2010 marked our best financial and operating performance in several years.  Our team has worked diligently to build the customer service, operational discipline, and cost control culture to establish a basis for success.  A favorable and strengthening freight market afforded us the opportunity to capitalize on our improved operations and increase equipment utilization.  In addition, we began to see the rate improvements that must come to sustain the long-term health of our industry.  While we are encouraged and optimistic about the future, we also recognize that one quarter's performance does not mean the hard work is over.  With the pace of economic growth uncertain and the driver market tightening, we intend to remain focused on improving the productivity of our existing fleet, operating efficiently, and positioning our company for long-term success.

Our consolidated revenue increased to $169.0 million for the second quarter of 2010, a 17.3% increase from $144.1 million in the second quarter of 2009.  Higher fuel prices resulted in fuel surcharge revenues of $27.6 million during the second quarter of 2010, compared with $14.8 million for the second quarter of 2009.  Freight revenue, which for these purposes excludes fuel surcharges, increased 9.4% in the second quarter of 2010 from the second quarter of 2009.  We measure freight revenue because management believes that fuel surcharges tend to be a volatile source of revenue and the removal of such surcharges affords a more consistent basis for comparing results of operations from period to period.

Company-specific initiatives combined with an improving freight environment are responsible for the increased level of freight revenue.  We experienced a 7.8% increase in average miles per tractor in the second quarter of 2010 versus the 2009 quarter, while freight rates, measured by average freight revenue per total mile, increased by 3.2% compared with the second quarter of 2009.  We were able to reduce our empty miles by more than 130 basis points when comparing the second quarter of 2010 to the second quarter of 2009.  As a result, average freight revenue per tractor per week, our primary measure of asset productivity, increased 11.2% to $3,261 for the quarter ended June 30, 2010, from $2,932 for the same period of 2009, the highest second quarter of average freight revenue per tractor per week since being public in 1994.

We produced another solid quarter of cost reductions versus a year ago, highlighted by the asset-based divisions' operating expenses, net of fuel surcharge revenue, declining $0.07 per mile in the second quarter of 2010 versus the second quarter of 2009.  This reduction was led by a $0.04 per mile reduction in our cost of fuel, net of fuel surcharge revenue.  Even with a $0.69 per gallon increase in the gross cost of diesel fuel when compared to year ago, we were able to minimize the effect of that increase through reduced empty miles, reduced broker freight dependency, improved fuel economy, fuel surcharge benefit from the lag effect of reducing fuel prices during the quarter, and an $0.8 million gain on the sale of a fuel hedge.

Additional items of note included the following:

●
After five straight quarters of rate per loaded mile reductions versus the prior year period and despite an 11% increase in average length of haul, we experienced a 2% increase in rate per loaded mile versus year ago and a 3% sequential increase from the first quarter;

●
Our consolidated operating ratio improved by 760 basis points to 92.9% in the second quarter of 2010 versus the same period in 2009, representing our best quarterly performance since the third quarter of 2004;

●
Since year end 2009, total indebtedness, net of cash and including the present value of off-balance sheet obligations, has decreased by $8.7 million and we have borrowing availability of $44.6 million on our credit facility; and

●
Net income of $2.9 million, or $0.20 per basic and diluted share, in the second quarter of 2010, compared with a net loss of $3.1 million, or ($0.22) per basic and diluted share, in the second quarter of 2009.

The utilization improvements over the last couple of quarters are providing the impetus to focus on network refinement, capacity allocation, and yield improvements with our customers, while on the cost side we intend to continue to scrutinize unnecessary spending, noting the tightening driver market and Federal Motor Carrier Safety Administration Comprehensive Safety Analysis 2010 ("CSA 2010") implementation provide challenges that we must overcome to accomplish our goal.  We believe we can continue to improve utilization, particularly in our Covenant and Star operating fleets, where we still have some unseated trucks.  We expect the tightening driver market in combination with the looming start of the CSA 2010 initiative to be our biggest concerns.  Additionally, although freight volumes improved throughout the quarter and enabled all three asset divisions to begin moving not only spot pricing but contractual pricing, bid activity, which is generally weighted toward the first half of the year, has slowed.  Accordingly, we believe that capacity has tightened and rates will modestly increase from our second quarter levels in the second half of 2010.

We are pleased and encouraged by the progress we made in the second quarter of 2010, but we recognize that there is hard work still to be done.  We remain committed to further improving the productivity of our existing fleet, operating efficiently, and positioning our Company for long-term success.

Revenue and Expenses

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

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long-haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transportation, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver service.

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

Revenue Equipment

At June 30, 2010, we operated 3,105 tractors and 7,867 trailers. Of such tractors, 2,832 were owned, 137 were financed under operating leases, and 136 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,033 were owned, 5,535 were financed under operating leases, and 299 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three years for tractors and five to seven years for trailers.  At June 30, 2010, our fleet had an average tractor age of 1.8 years and an average trailer age of 5.3 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2010 TO THREE MONTHS ENDED JUNE 30, 2009

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended June 30,			Three months ended June 30,
	2010	2009		2010	2009
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	31.9	37.2	Salaries, wages, and related expenses	38.1	41.4
Fuel expense	26.1	23.7	Fuel expense (1)	11.6	15.0
Operations and maintenance	5.4	6.0	Operations and maintenance	6.5	6.7
Revenue equipment rentals and purchased transportation	11.4	12.8	Revenue equipment rentals and purchased transportation	13.6	14.3
Operating taxes and licenses	1.8	2.1	Operating taxes and licenses	2.2	2.3
Insurance and claims	5.5	6.2	Insurance and claims	6.6	6.9
Communications and utilities	0.8	1.0	Communications and utilities	1.0	1.1
General supplies and expenses	3.3	3.9	General supplies and expenses	3.9	4.4
Depreciation and amortization	7.9	7.5	Depreciation and amortization	9.4	8.4
Total operating expenses	94.1	100.4	Total operating expenses	92.9	100.5
Operating income (loss)	5.9	(0.4)	Operating income (loss)	7.1	(0.5)
Other expense, net	2.5	2.2	Other expense, net	3.0	2.5
Income (loss) before income taxes	3.4	(2.6)	Income (loss) before income taxes	4.1	(3.0)
Income tax expense (benefit)	1.7	(0.5)	Income tax expense (benefit)	2.0	(0.6)
Net income (loss)	1.7%	(2.1%)	Net income (loss)	2.1%	(2.4%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($27.6 million and $14.8 million in the three months ended June 30, 2010 and 2009, respectively).

For the quarter ended June 30, 2010, total revenue increased $24.9 million, or 17.3%, to $169.0 million from $144.1 million in the 2009 period.  Freight revenue increased $12.1 million, or 9.4%, to $141.4 million in the three months ended June 30, 2010, from $129.2 million in the same period in 2009.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period. As previously discussed, the increased level of freight revenue for the quarter was primarily attributable to the improvement in the freight environment and certain Company-specific initiatives that provided for increases in asset productivity and utilization compared to the 2009 period.  Utilization has improved as a result of improved truckload fundamentals.  Record low inventories, improved economic growth, and the continued reduction in the number of tractors on the road, particularly in the long-haul marketplace, provided for tighter capacity and thus higher spot-market prices in the 2010 quarter when compared to the 2009 quarter.  Additionally, as a result of increased imports, we have begun to see an increased flow of freight at the ports at which we operate.  We are managing our network and the related allocation of resources to maximize utilization, minimizing out-of-route and/or deadhead miles, minimizing broker freight, and improving rates.

Salaries, wages, and related expenses decreased 3.3 percentage points of freight revenue in the 2010 period from the 2009 period. The decrease was primarily attributable to a decrease in driver pay per mile, partially offset by an increase in approximately 7.1 million Company miles when comparing the 2010 period to the 2009 period. Our payroll expense for employees, other than over-the-road drivers, increased in the 2010 period from the 2009 period mostly due to increases in accruals for incentive compensation, due to improved profitability and increased group health claims expense.  Included in salaries, wages, and related expenses is stock-based compensation expense for the three months ended June 30, 2010 and 2009 of approximately $0.3 million and $0.2 million, respectively.  This was partially offset by fewer employees, as a result of various initiatives to increase our ratio of tractors per non-driver and salary reductions for a large portion of our non-driving employees.  We are starting to sense a modest tightening in the driver market and expect the implementation of the CSA 2010 initiative may reduce the pool of available drivers, which could require us to further increase driver pay.  Our Covenant subsidiary increased team pay by $0.02 per mile and solo pay by $0.01 per mile effective July 1, 2010.  Further, if the economy continues to show signs of recovery, we expect that our ability to hold in place the prior reductions in salaries and wages could be limited.  Accordingly, going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).

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

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the U.S. Department of Energy ("DOE") for the week prior to the shipment. In times of rapidly escalating fuel prices, the lag time causes under-recovery and vice versa in periods of rapidly decreasing fuel costs.  The Company experienced favorable fuel surcharge trends in the second quarter of 2010; however, the impact was not significant.  As previously discussed, while the DOE's national average cost of diesel fuel increased $0.69 per gallon in the second quarter of 2010 compared with the second quarter of 2009, we experienced a $0.04 per mile reduction in our net cost of fuel.  The decrease is primarily the result of increased fuel surcharge recovery, reduced idle time, and the positive results of the Company's fuel hedging program.  Our hedge program provided for a $1.2 million reduction in fuel expense during the quarter, with $0.4 million related to amounts that were reclassified from accumulated other comprehensive income and $0.8 million related to the early termination of a portion of future fuel hedges with a fuel vendor whereby the Company had agreed to take delivery of the underlying diesel. As such, the Company's net cost of fuel, fuel expense less fuel surcharge revenue, decreased 3.4 percentage points of freight revenue in the 2010 period from the 2009 period.  Based on the amounts in accumulated other comprehensive income as of June 30, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.5 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased 0.2 percentage points of freight revenue in the 2010 period from the 2009 period.  While the overall expense increased, the decrease, as a percentage of freight revenue, was primarily the result of managing non-essential expenses and a slightly younger fleet.  With the recovering economic environment in 2009 and early 2010, we had more difficulty recruiting and retaining drivers, which resulted in a period-over-period increase in driver recruitment expenses.  Furthermore, the new CSA 2010 initiative could limit the pool of available drivers and increase these costs.  Our operating and maintenance expense could be volatile going forward.

Revenue equipment rentals and purchased transportation decreased 0.7 percentage points of freight revenue in the 2010 period from the 2009 period.  The decrease was a result of a decrease in tractor and trailer equipment rental and other related expenses.  We had financed approximately 137 tractors and 5,535 trailers under operating leases at June 30, 2010, compared with 595 tractors and 5,692 trailers under operating leases at June 30, 2009.  Additionally, payments to third-party transportation providers associated with our Solutions subsidiary decreased in the 2010 period from the 2009 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers.  In addition, we had a significant increase in payments to independent contractors in the 2010 period from the 2009 period, mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  Given we anticipate adding new tractors through on-balance sheet financing, the percentage of our tractor fleet financed with operating leases is expected to decrease in the near term. If the economy continues to improve, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category absent an offsetting increase in revenue.

Operating taxes and licenses decreased 0.1 percentage points of freight revenue in the 2010 period from the 2009 period as a result of slightly fewer tractors in our fleet.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo claims, decreased 0.3 percentage points of freight revenue in the 2010 period from the 2009 period.  We experienced slightly lower insurance costs compared to the same quarter last year on a cost per mile basis as well due to favorable claims experience during the quarter, excluding adverse development of approximately $2.0 million related to several large claims incurred in prior periods.  We also finalized our insurance renewal effective April 1, 2010, that resulted in a reduction in our self-insured retention limit for the primary layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  An excellent safety quarter offset more than $2.0 million of adverse development on claims that were incurred prior to our April 1st insurance renewal.  As such, the fixed cost component of the higher premium is included in the 2010 period for the first time.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense declined by 0.1 percentage points of freight revenue in the second quarter of 2010 compared to the second quarter of 2009.  The decrease was the result of $0.4 million in vendor credits and the reduced number of tractors.  Additionally, the fluctuation is the result of the costs having a high fixed component, while revenue increased period-over-period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased 0.5 percentage points of freight revenue in the 2010 period from the 2009 period.  The decrease was the result of various cost savings initiatives in an effort to manage non-essential spending and the increase in revenue, given the costs having a high fixed component.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased 1.0 percentage points of freight revenue in the 2010 period from the 2009 period.  The increase was the result of more owned tractors on our balance sheet as opposed to leased, as we owned 2,969 and 2,427 tractors at June 30, 2010 and 2009, respectively, as well as the increased cost of new tractors, partially offset by $0.7 million of gain on the sale of equipment during the period compared to minimal gains in the prior period.  We anticipate purchasing additional equipment through on-balance sheet financing over the next twelve months, which will likely cause an increase in depreciation and amortization in the near term.

The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net, increased 0.5 percentage points of freight revenue in the 2010 period from the 2009 period.  The increase was primarily attributable to higher interest costs in the 2010 period, compared to the 2009 period, resulting from a period-over-period increase in debt and the increase in our average interest rate on our credit facility, as amended, compared to the average interest rates in the 2009 period.

Our income tax expense was approximately 2.6 percentage points of freight revenue for the 2010 period higher versus the 2009 period, primarily as a result of producing net income in the 2010 period and therefore being subject to statutory taxing requirements.  The increase was partially offset by the $0.3 million favorable impact of the release of a portion of the valuation allowance on a prior period capital loss in the quarter as the result of generating capital gains to utilize a portion of the loss that related to our prior sale of our investment in Transplace.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced a net income of $2.9 million and a net loss of $3.1 million in the 2010 and 2009 periods, respectively.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2010 TO SIX MONTHS ENDED JUNE 30, 2009

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Six months ended June 30,			Six months ended June 30,
	2010	2009		2010	2009
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	33.0	39.0	Salaries, wages, and related expenses	39.2	43.1
Fuel expense	26.9	22.8	Fuel expense (1)	13.3	14.6
Operations and maintenance	5.6	6.4	Operations and maintenance	6.6	7.1
Revenue equipment rentals and purchased transportation	11.5	13.3	Revenue equipment rentals and purchased transportation	13.6	14.7
Operating taxes and licenses	1.7	2.2	Operating taxes and licenses	2.0	2.4
Insurance and claims	5.7	5.3	Insurance and claims	6.7	5.9
Communications and utilities	0.7	1.1	Communications and utilities	0.8	1.2
General supplies and expenses	3.2	4.1	General supplies and expenses	3.8	4.6
Depreciation and amortization	8.0	7.9	Depreciation and amortization	9.6	8.7
Total operating expenses	96.3	102.1	Total operating expenses	95.6	102.3
Operating income (loss)	3.7	(2.1)	Operating income (loss)	4.4	(2.3)
Other expense, net	2.6	2.1	Other expense, net	3.0	2.4
Net income (loss) before income taxes	1.1	(4.2)	Net income (loss) before income taxes	1.4	(4.7)
Income tax expense (benefit)	0.9	(1.1)	Income tax expense (benefit)	1.1	(1.2)
Net income (loss)	0.2%	(3.1%)	Net income (loss)	0.3%	(3.5%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($50.3 million and $26.5 million in the six months ended June 30, 2010 and 2009, respectively).

For the six months ended June 30, 2010, total revenue increased $43.1 million, or 15.5%, to $321.0 million from $277.9 million in the 2009 period.  Freight revenue increased $19.4 million, or 7.7%, to $210.7 million in the six months ended June 30, 2010, from $251.4 million in the same period in 2009.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.  The increased level of freight revenue for the first half of 2010 was primarily attributable to the improvement in the freight environment and certain Company-specific initiatives that provided for increases in asset productivity and utilization compared to the 2009 period. Utilization has improved as a result of improved truckload fundamentals.  Record low inventories, improved economic growth, and the continued reduction in the number of tractors on the road, particularly in the long-haul marketplace, provided for tighter capacity and thus higher spot market prices in the 2010 period when compared to the 2009 period.  Additionally, as a result of increased imports, we have begun to see an increased flow of freight at the ports at which we operate.  We are managing our network and related allocation of resources to maximize utilization, minimizing out-of-route and/or deadhead miles, minimizing broker freight, and improving rates.

Salaries, wages, and related expenses decreased 3.9 percentage points of freight revenue in the 2010 period from the 2009 period.  The decrease was primarily attributable to a decrease in driver pay per mile, partially offset by an increase in approximately 15.0 million Company miles when comparing the 2010 period to the 2009 period.  Our payroll expense for employees, other than over-the-road drivers, increased in the 2010 period from the 2009 period mostly due to increases in accruals for incentive compensation due to improved profitability and increased group health claims expense.  Included in salaries, wages, and related expenses is stock-based compensation expense for the six months ended June 30, 2010 and 2009 of approximately $0.5 million and $0.2 million, respectively.  This was partially offset by fewer employees as a result of various initiatives to increase our ratio of tractors per non-driver and salary reductions for a large portion of our non-driving employees.  Additionally, workers' compensation costs were lower in the 2010 period than the 2009 period primarily as a result of several large reserve adjustments in the 2009 period.  We are starting to sense a modest tightening in the driver market and expect the implementation of the CSA 2010 initiative may reduce the pool of available drivers, which could require us to further increase driver pay.  Our Covenant subsidiary increased team pay by $0.02 per mile and solo pay by $0.01 per mile effective July 1,

2010.  Further, if the economy continues to show signs of recovery, we expect that our ability to hold in place prior reductions in salaries and wages could be limited.  Accordingly, going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).

Fuel expense, net of fuel surcharge revenue, decreased 1.3 percentage points of freight revenue in the 2010 period from the 2009 period.  The decrease is primarily the result of increased fuel surcharge recovery, reduced idle time, and the positive results of the Company's fuel hedging program.  Our hedge program provided for a $1.5 million reduction in fuel expense during the first six months of 2010, with $0.7 million related to amounts that were reclassified from accumulated other comprehensive income, and $0.8 million related to the early termination of a portion of future fuel hedges with a fuel vendor whereby the Company had agreed to take delivery of the underlying diesel.  Based on the amounts in accumulated other comprehensive income as of June 30, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.5 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases; however, the amounts actually realized will be dependent on the fair values as of the date of settlement.

Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased by 0.5 percentage points of freight revenue in the 2010 period versus the 2009 period.  While the overall expense increased, the decrease as a percentage of freight revenue was primarily the result of managing non-essential expenses and a slightly younger fleet.  With the adverse economic environment in 2009 and early 2010, we had more difficulty recruiting and retaining drivers, which resulted in a period-over-period decrease in driver recruitment expenses.  If the economy improves, we could face more difficulty recruiting and retaining drivers, which could impact this expense category going forward.  Further, the new CSA 2010 initiative could limit the pool of available drivers and increase these costs.  Vehicle maintenance costs increased slightly due to the correlation with our increase in Company-driven miles.  Our operating and maintenance expense could be volatile going forward.

Revenue equipment rentals and purchased transportation decreased 1.1 percentage points of freight revenue in the 2010 period from the 2009 period.  The decrease was a result of a decrease in tractor and trailer equipment rental and other related expenses.  We had financed approximately 137 tractors and 5,535 trailers under operating leases at June 30, 2010, compared with 595 tractors and 5,692 trailers under operating leases at June 30, 2009.  We increased the size of our independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  Additionally, payments to third-party transportation providers associated with our Solutions subsidiary decreased slightly in the 2010 period from the 2009 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  Given we anticipate adding new tractors over the next twelve months through on-balance sheet financing, the percentage of our tractor fleet financed with operating leases is expected to decrease in the near term.  If the economy continues to improve, we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category absent an offsetting increase in revenue.

Operating taxes and licenses decreased 0.4 percentage points of freight revenue in the 2010 period from the 2009 period as a result of fewer tractors in our fleet and approximately $0.6 million in credits on property taxes related to appeals of certain real estate valuations by taxing authorities.

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased 0.8 percentage points of freight revenue in the 2010 period from the 2009 period.  The costs, on a per mile basis, were approximately $0.01 per mile higher when comparing the 2010 period to the 2009 period.  Although our driver and safety teams achieved historically low reportable accidents per million miles for the six months ended June 30, 2010, we experienced a small number of severe accidents in the early part of 2010 and adverse development of approximately $2.0 million related to several large claims in the second quarter of 2010.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities expense decreased 0.4 percentage points of freight revenue in the 2010 period from the 2009 period.  The decrease was the result of $0.4 million in vendor credits and the reduced number of tractors.  Additionally, the fluctuation is the result of the costs having a high fixed component, while revenue increased period-over-period.

General supplies and expenses, consisting primarily of headquarters and other terminal facilities expenses, decreased 0.8 percentage points of freight revenue in the 2010 period from the 2009 period.  The decrease was the result of a $0.4 million reduction from no longer leasing a server as a result of equipment purchased to support the new information system and reduced agent fees as a result of rationalizing the Solutions operations along with various cost savings initiatives in an effort to manage non-essential spending.

Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased 0.9 percentage points of freight revenue in the 2010 period from the 2009 period.  The increase was the result of more owned tractors on our balance sheet as opposed to leased, as we owned 2,969 and 2,427 tractors at June 30, 2010 and 2009, respectively, and the increased cost of new tractors.  These increases were partially offset by gains on the sale of equipment totaling $1.3 million in 2010 compared to minimal gains in 2009.  We anticipate purchasing additional equipment through on-balance sheet financing over the next twelve months, which will likely cause an increase in depreciation and amortization in the near term.

The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net, increased 0.6 percentage points of freight revenue in the 2010 period from the 2009 period.  The increase was primarily attributable to higher interest costs in the 2010 period, compared to the 2009 period, resulting from a period-over-period increase in debt and the increase in our average interest rate on our credit facility, as amended, compared to the average interest rates in the 2009 period.

Our income tax expense was approximately 2.3 percentage points of freight revenue higher for the 2010 period versus the 2009 period, primarily as a result of producing net income in the 2010 period and therefore being subject to statutory taxing requirements.  The increase was partially offset by the $0.3 million favorable impact of the release of a portion of the valuation allowance on a prior period capital loss in the second quarter as the result of generating capital gains to utilize a portion of the loss that related to our prior sale of our investment in Transplace.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Primarily as a result of the factors described above, we experienced a net income of $0.7 million and a net loss of $8.7 million in the 2010 and 2009 periods, respectively.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2010 TO THREE AND SIX MONTHS ENDED JUNE 30, 2009

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenues:
Asset-Based Truckload Services	$158,160	$132,420	$299,923	$255,416
Brokerage Services	10,819	11,662	21,067	22,442
Total	$168,979	$144,082	$320,990	$277,858
Operating Income (Loss):
Asset-Based Truckload Services	$13,751	$3,845	$18,799	$2,161
Brokerage Services	295	427	706	253
Unallocated Corporate Overhead	(4,004)	(4,909)	(7,647)	(8,196)
Total	$10,042	$(637)	$11,858	$(5,782)

Our asset-based truckload services segment revenue increased for both the quarter and year to date periods when compared to the prior year periods as the result of increases in utilization, rates, and fuel surcharge revenue.  Rates and utilization have improved as a result of improved truckload fundamentals including low inventories, economic growth, and tightening capacity.  Additionally, fuel price increases and increases in fuel surcharge revenue provided for a $12.8 million and $23.8 million increase in fuel surcharge revenue for the three and six month periods ended June 30, 2010 compared to the prior year periods, respectively.  As previously discussed, the asset-based divisions' operating expenses (including unallocated corporate overhead), net of fuel surcharge revenue, declined $0.07 per mile in the second quarter of 2010 versus the second quarter of 2009.  This reduction was led by a $0.04 per mile reduction in our cost of fuel, net of fuel surcharge revenue.  Additionally, the asset-based divisions' operating expenses (including unallocated corporate overhead), net of fuel surcharge revenue, declined $0.08 per mile for the six months ended June 30, 2010 versus the 2009 period.

Our brokerage segment revenue decreased for both the quarter and year to date periods when compared to the prior year periods as the result of a reduction in the number of agents and company store revenue as evidenced by an approximate 16% decrease in loads, partially offset by an increase in revenue per load resulting from brokers loads with a higher rate per mile and more miles per load.  Net revenue (total revenue less purchased transportation) for the quarter decreased 7.0% compared to the 2009 quarter, as our gross margins were squeezed due to tightening capacity as purchased transportation was 85.5% of total revenue in the current quarter, up from 82.2% of total revenue in the prior year quarter.  Solutions' other operating expenses as a percentage of revenue decreased to 11.8% of total revenue in the second quarter from 14.2% of total revenue in the second quarter of 2009.  This was primarily the result of reduced overhead arising from headcount reductions, changes in our agent commission structure, and reductions in insurance claims expense.  We have continued to improve our cost structure in this segment in light of reductions in revenue, with the goal of growing the segment's revenue base, generating appropriate gross margins, and maintaining a lean cost structure such that the business is a truly variable cost business and will hopefully produce a positive operating profit in most freight environments.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our credit facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at June 30, 2010, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our credit facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $18.7 million and $17.8 million at June 30, 2010 and December 31, 2009, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, a refund of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.  On a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our credit facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.

The Company had significant losses from 2007 through the first quarter of 2010, attributable to operations, impairments, and other charges.  The Company has managed its liquidity during this time through a series of cost reduction initiatives, refinancing, amendments to credit facilities, and sales of assets.  We have had difficulty meeting budgeted results in the past.  If we are unable to meet budgeted results or otherwise comply with our credit facility, we may be unable to obtain a further amendment or waiver under our credit facility, or we may incur additional fees.

Cash Flows

Our cash from operating activities was higher in the 2010 period than the 2009 period, primarily due to a $9.4 million increase in profitability, receipt of an $8.7 million refund of federal income taxes, and $0.3 million of cash received related to fuel hedge contracts terminated whereby the related gain has been deferred in accumulated other comprehensive income.  Additionally, as a result of an increase in our acquisition of revenue equipment using balance sheet debt as opposed to operating leases, the adjustment to net income (loss) for the related depreciation was $27.2 million in the 2010 period versus $21.9 million in the corresponding 2009 period. Further, insurance and claims accruals increased related to several large claims in the 2010 period, partially offset by changes with an increase in payments of claims in the 2010 period.  These improvements also were offset by a decrease in our collections of receivables of $18.3 million, primarily resulting from the impact of fuel prices on revenue and accounts receivable.

The increase in net cash used in investing activities was primarily the result of an increase in our acquisition of revenue equipment when comparing the two periods as we were reducing the fleet size in the 2009 period by disposing of equipment and not replacing it while we maintained a relatively consistent fleet size in the 2010 period.  Our annual tractor fleet plan for 2010 now includes the purchase and disposal of approximately 1,050 tractors for expected full-year net capital expenditures of approximately $68 million to $78 million.  With an average fleet age of only 1.8 years, we have significant flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements.  We have the ability to cancel tractor orders within specified notice periods, although any cancellations would affect the availability of trade slots to dispose of used tractors, which could affect expected proceeds of disposition.

The changes in cash flows were a function of the Company's revolving credit facility being reduced by $8.7 million in the 2010 period, compared to increasing $2.9 million in the 2009 period primarily as a result of the cash provided by increased profitability compared to the 2009 period.  This use of cash was partially offset by an $8.8 million increase in net proceeds from notes, which were used to fund the aforementioned increased tractor purchases in the 2010 period when compared to the 2009 period.

Material Debt Agreements

In September 2008, the Company and substantially all its subsidiaries entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders") that matures September 2011 (the "Credit Facility").

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  The Company had approximately $4.0 million in borrowings outstanding under the Credit Facility as of June 30, 2010, undrawn letters of credit outstanding of approximately $36.4 million, and available borrowing capacity of $44.6 million.  The weighted average interest rate on outstanding borrowings was 6.4%.

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

On February 25, 2010, the Company obtained an additional amendment to its Credit Facility, which, among other things, (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, to the levels set forth in the table below, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement is as follows, noting the Company was in compliance with the covenant as of June 30, 2010:

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

Pricing for the revenue equipment installment notes are quoted by the respective financial captives of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts.  Approximately $200.2 million and $185.6 million were reflected on our consolidated condensed balance sheets for these installment notes at June 30, 2010 and December 31, 2009, respectively.  The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2010 to December 2014.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial captives of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At June 30, 2010, we had financed 137 tractors and 5,535 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the second quarter decreased to $4.4 million in 2010 from $6.5 million in the 2009 period, as we moved to financing new revenue equipment purchases with on-balance sheet financing.  Our revenue equipment rental expense was $9.6 million in the six-month period ended June 30, 2010 compared to $13.6 million in the six-month period ended June 30, 2009.  The total amount of remaining payments under operating leases as of June 30, 2010 was approximately $63.8 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of June 30, 2010, the maximum amount of the residual value guarantees under the operating leases was approximately $11.9 million.  The present value of these future lease payments and their residual value guarantees was approximately $51.3 million at June 30, 2010.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2010, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our consolidated condensed financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2010, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2009 Annual Report on Form 10-K, except for the changes to the Company's self insured retention effective April 1, 2010 as aforementioned in the notes to our consolidated condensed financial statements.

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

In September 2009, we entered into forward futures swap contracts, which pertain to 2.5 million gallons (approximately 0.2 million gallons per month) or approximately 4% percent of our projected 2010 fuel requirements.  Additionally, in January, February, and May 2010, the Company entered into additional contracts to hedge against future cost increases to the extent of no more than 1.1 million gallons per month for February 2010 through December 2010.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  Based on retrospective and prospective regression analyses, changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  The aggregate result of the Company's various hedging activities provided for a reduction of $1.5 million in fuel costs for the six months ended June 30, 2010.  Based on our expected fuel consumption for the remainder of 2010, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $8.3 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.  Of our total $220.3 million of debt, we had $7.1 million of variable rate debt outstanding at June 30, 2010, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

We have confidence in our internal controls and procedures.  Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud.  An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of the Company's Class A common stock made by or on behalf of the Company during the quarter ended June 30, 2010:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
April 1-30, 2010	8,710	$6.34	-	-
May 1-31, 2010	10,292	$7.44	-	-
June 1-30, 2010	-	-	-	-

Total	19,022	$6.94	-	-

(1)
Includes 19,002 shares of Class A common stock withheld at an average price of $6.94 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

(2)
On May 11, 2005, the Company announced a $1.3 million Class A common stock repurchase plan pursuant to which shares could be purchased in the open market or through negotiated transactions subject to criteria established by our board of directors.  No shares were purchased under this plan during 2009, 2008, or 2007, and the plan expired on June 30, 2009.  Our Credit Facility prohibits the repurchase of any shares, except those purchased to offset an employee's minimum statutory withholding requirements upon the vesting of equity awards, without obtaining approval from the Lenders.  Accordingly, we do not currently have a stock repurchase program in place.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: August 11, 2010	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer
in his capacity as such and on behalf of the issuer.