Form 10-Q
period 2010-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2010-11-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 8, 2010).
Class A Common Stock, $.01 par value: 12,190,682 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I
FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2010 (unaudited)	December 31,2009
Current assets:
Cash and cash equivalents	$6,546	$12,221
Accounts receivable, net of allowance of $1,586 in 2010 and $1,845 in 2009	64,148	64,857
Drivers' advances and other receivables, net of allowance of $2,486 in 2010 and $2,608 in 2009	9,875	3,311
Inventory and supplies	4,142	4,004
Prepaid expenses	8,092	7,172
Assets held for sale	2,575	9,547
Deferred income taxes	1,064	458
Income taxes receivable	1,622	257
Total current assets	98,064	101,827

Property and equipment, at cost	447,779	399,712
Less accumulated depreciation and amortization	(121,762)	(121,377)
Net property and equipment	326,017	278,335

Goodwill	11,539	11,539
Other assets, net	6,058	6,611
Total assets	$441,678	$398,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$4,921	$4,838
Accounts payable	8,566	7,528
Accrued expenses	24,521	26,789
Current maturities of long-term debt	57,132	67,365
Current portion of capital lease obligations	1,163	1,098
Current portion of insurance and claims accrual	12,592	12,055
Total current liabilities	108,895	119,673

Long-term debt	168,101	134,084
Long-term portion of capital lease obligations	11,564	12,472
Insurance and claims accrual, net of current portion	10,364	11,082
Deferred income taxes	41,105	24,525
Other long-term liabilities	1,713	1,801
Total liabilities	341,742	303,637
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 12,190,682 and 11,840,568 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	140	136
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	90,521	90,679
Treasury stock at cost; 1,278,408 shares as of September 30, 2010 and 1,628,522 shares as of December 31, 2009	(16,799)	(19,195)
Accumulated other comprehensive income	727	305
Retained earnings	25,323	22,726
Total stockholders' equity	99,936	94,675
Total liabilities and stockholders' equity	$441,678	$398,312

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2010	2009	2010	2009
Revenue:
Freight revenue	$138,964	$133,332	$409,692	$384,708
Fuel surcharge revenue	25,848	19,716	76,110	46,199
Total revenue	$164,812	$153,048	$485,802	$430,907

Operating expenses:
Salaries, wages, and related expenses	52,514	53,425	158,660	161,802
Fuel expense	44,547	38,792	130,752	102,086
Operations and maintenance	9,554	9,052	27,387	26,852
Revenue equipment rentals and purchased transportation	18,228	19,741	55,112	56,634
Operating taxes and licenses	2,996	2,559	8,406	8,605
Insurance and claims	9,992	8,050	28,259	22,888
Communications and utilities	1,361	1,352	3,602	4,456
General supplies and expenses	4,656	5,853	14,929	17,313
Depreciation and amortization, including gains and losses on disposition of equipment	12,792	12,395	38,665	34,223
Total operating expenses	156,640	151,219	465,772	434,859
Operating income (loss)	8,172	1,829	20,030	(3,952)
Other (income) expenses:
Interest expense	4,140	3,593	12,383	9,784
Interest income	-	(42)	(1)	(140)
Other income, net	60	(54)	18	(132)
Impairment of Transplace investment and note receivable	-	11,596	-	11,596
Other expenses, net	4,200	15,093	12,400	21,108
Income (loss) before income taxes	3,972	(13,264)	7,630	(25,060)
Income tax expense (benefit)	2,088	336	5,033	(2,771)
Net income (loss)	$1,884	$(13,600)	$2,597	$(22,289)

Income (loss) per share:
Basic income (loss) per share	$0.13	$(0.96)	$0.18	$(1.58)
Diluted income (loss) per share	$0.13	$(0.96)	$0.18	$(1.58)
Basic weighted average shares outstanding	14,499	14,177	14,318	14,102
Diluted weighted average shares outstanding	14,609	14,177	14,383	14,102

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2009	$136	$24	$90,679	$(19,195)	$305	$22,726	$94,675

Net income						2,597	2,597

Other comprehensive income:

Unrealized gain on effective portion of fuel hedge, net of tax of $589					1,530		1,530

Comprehensive income					1,530	2,597	4,127

Reclassification of fuel hedge gain into statement of operations, net of income tax of $427					(1,108)		(1,108)

Issuance of restricted stock to non-employee directors from treasury stock			(62)	162			100

Issuance of restricted stock to employees from treasury stock, net of shares repurchased to satisfy minimum statutory withholding requirements	2		(2,521)	2,234			(285)

Exercise of stock options	2		1,306				1,308

Income tax benefit arising from the exercise of stock options and restricted share vesting			421				421

Stock-based employee compensation cost			698				698

Balances at September 30, 2010	$140	$24	$90,521	$(16,799)	$727	$25,323	$99,936

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands)

	Nine months ended September 30, (unaudited)
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,597	$(22,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	368	927
Depreciation and amortization	41,665	34,273
Gain on ineffective portion of fuel hedge	-	(4)
Amortization of deferred financing fees	614	628
Impairment of Transplace investment and note receivable	-	11,596
Deferred income taxes expense (benefit)	16,160	(6,796)
Income tax benefit arising from the exercise of stock options and restricted share vesting	(421)	-
Deferred gain on fuel hedge	275	-
Stock based compensation expense	798	424
Gain on disposition of property and equipment	(3,000)	(50)
Changes in operating assets and liabilities:
Receivables and advances	(7,588)	9,932
Prepaid expenses and other assets	(554)	930
Inventory and supplies	(137)	45
Insurance and claims accrual	(181)	(9,514)
Accounts payable and accrued expenses	(2,310)	5,504
Net cash flows provided by operating activities	48,286	25,606

Cash flows from investing activities:
Acquisition of property and equipment	(121,838)	(75,908)
Proceeds from disposition of property and equipment	43,972	32,256
Payment of acquisition obligation	-	(250)
Net cash flows used in investing activities	(77,866)	(43,902)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	83	1,437
Proceeds from issuance of notes payable	87,105	67,193
Proceeds from the exercise of stock options	1,308	-
Income tax benefit arising from the exercise of stock options and restricted share vesting	421	-
Repayments of notes payable	(62,632)	(47,050)
Repayments of capital lease obligation	(843)	(121)
Repayments under revolving credit facility, net	(689)	(1,654)
Repurchase of company stock to satisfy minimum statutory withholding requirements	(285)	(114)
Debt refinancing costs	(563)	(563)
Net cash provided by financing activities	23,905	19,128

Net change in cash and cash equivalents	(5,675)	832

Cash and cash equivalents at beginning of period	12,221	6,300

Cash and cash equivalents at end of period	$6,546	$7,132

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

Note 2.   Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The calculation of diluted loss per share for the three and nine months ended September 30, 2009 excludes all unexercised options and unvested shares, since the effect of any assumed exercise of the related awards would be anti-dilutive as a result of the net loss in these periods.  Further, the calculation of diluted loss per share for the nine months ended September 30, 2010 excludes all unexercised options, since these are anti-dilutive given all options outstanding have a higher exercise price than the average share price for the period.

The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,884	$(13,600)	$2,597	$(22,289)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,499	14,177	14,318	14,102
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	97	-	65	-
Equivalent shares issuable upon conversion of unvested employee stock options	13	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,609	14,177	14,383	14,102

Basic and diluted net income (loss) per share:	$0.13	$(0.96)	$0.18	$(1.58)

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues:
Asset-Based Truckload Services	$155,531	$140,694	$455,453	$396,110
Brokerage Services	9,281	12,354	30,349	34,797

Total	$164,812	$153,048	$485,802	$430,907

Operating Income (Loss):
Asset-Based Truckload Services	$9,842	$5,125	$28,640	$7,287
Brokerage Services	211	(519)	917	(266)
Unallocated Corporate Overhead	(1,881)	(2,777)	(9,527)	(10,973)

Total	$8,172	$1,829	$20,030	$(3,952)

Note 4.   Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in the period where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

The increase in the deferred tax liabilities of approximately $16.0 million since December 31, 2009 relates to the Company carrying back certain prior period net operating losses pursuant to the Worker, Homeownership, and Business Assistance Act of 2009 and receipt of $8.7 million of the carryback claim in March 2010, noting the remaining refund is recorded as a tax receivable.  The remainder of the increase in the deferred tax liabilities is primarily the result of increases in the book-tax difference on property and equipment.

The Company's liability recorded for uncertain tax positions as of September 30, 2010 has not changed significantly in amount or composition since December 31, 2009.

The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, the Company assesses the need for adjustment of the valuation allowance.  Based on forecasted taxable income and tax planning strategies available to the Company, no valuation allowance has been established at September 30, 2010, except for $0.3 million related to certain state net operating loss carryforwards and $1.2 million related to the deferred tax asset associated with the Company's capital loss generated by the loss on the sale of its investment in Transplace.  The Company reduced its valuation allowance for the Transplace loss in the third quarter of 2010 by $0.2 million as the result of generating capital gains that could be used to offset the loss and as such recognized a related reduction of income tax expense for the discrete item during the period.  These valuation allowances were established because the Company believes that it is more likely than not that certain state net operating loss carryforwards and the remaining portion of the capital loss carryforward related to Transplace will not be realized.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

During the third quarter of 2010 we recognized a $0.4 million income tax benefit arising from the exercise of stock options and restricted share vesting.  This resulted in a related reduction in taxable income in the current period and an offsetting increase to additional paid in capital. Pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification 718 the Company’s policy is to recognize income tax benefit arising from the exercise of stock options and restricted share vesting based on the ordering provisions of the tax law as proscribed by the Internal Revenue Code, including indirect tax effects, if any.

Note 5.   Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)	September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Hedge derivative asset	$908	—	$908	—

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

At September 30, 2010, we had forward futures swap contracts on approximately 1 million gallons per month in November and December 2010 or approximately 13% percent of our projected remaining 2010 fuel requirements.  Additionally, we have forward futures swap contracts on approximately 0.5 million gallons per month in January 2011 through July 2011.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2010, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

During the third quarter of 2010, the Company sold certain of its contracts related to the forecasted purchase of diesel fuel in October 2010 to lock-in the related gains totaling approximately $0.3 million.  These gains along with the fair value of the contracts that were still in place at September 30, 2010, which had a fair value of approximately $0.9 million and are included in other assets in the consolidated condensed balance sheets, are included in accumulated other comprehensive income, net of tax of $0.4 million. Additionally, $0.4 million and $1.1 million were reclassified from accumulated other comprehensive income to earnings during the three and nine months ended September 30, 2010 related to gains on contracts that expired or were sold and for which the Company completed the forecasted transaction by purchasing the hedged diesel fuel.

Based on the amounts in accumulated other comprehensive income as of September 30, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.7 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

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

Note 7.   Debt

Current and long-term debt consisted of the following at September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$11,997	$-	$12,686
Revenue equipment installment notes with finance companies; weighted average interest rate of 6.6% and 6.5% at September 30, 2010, and December 31, 2009, respectively, due in monthly installments with final maturities at various dates ranging from October 2010 to March 2015, secured by related revenue equipment	56,767	153,489	67,000	118,574
Real estate note; interest rate of 2.9% and 2.8% at September 30, 2010, and December 31, 2009, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,615	365	2,824
Total debt	57,132	168,101	67,365	134,084

Capital lease obligations, secured by related revenue equipment	1,163	11,564	1,098	12,472

Total debt and capital lease obligations	$63,896	$179,665	$68,463	$146,556

In September 2008, the Company and substantially all its subsidiaries entered into a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  The Company had approximately $12.0 million in borrowings outstanding under the Credit Facility as of September 30, 2010, undrawn letters of credit outstanding of approximately $42.3 million, and available borrowing capacity of $30.7 million.  The weighted average interest rate on outstanding borrowings was 4.8%.

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

On February 25, 2010, the Company obtained an additional amendment to its Credit Facility, which, among other things, (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, to the levels set forth in the table below, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement is as follows, noting the Company was in compliance with the covenant as of September 30, 2010:

Nine months ending September 30, 2010	1.00 to 1.00
Ten months ending October 31, 2010	1.00 to 1.00
Eleven months ending November 30, 2010	1.00 to 1.00
Twelve months ending December 31, 2010	1.00 to 1.00
Each rolling twelve-month period thereafter	1.00 to 1.00

On July 30, 2010, the Company obtained a third amendment to its Credit Facility, which allowed for a certain letter of credit totaling approximately $1.2 million to be issued with a term of longer than twelve months as required by the recipient. The Credit Facility, as amended, provides that each letter of credit renews annually, excluding the aforementioned exception.

On August 31, 2010 the Company obtained a fourth amendment to its Credit Facility, which was effective retroactive to August 1, 2010 and, among other things, (i) extended the maturity date of the Credit Facility from September 2011 to September 2014, (ii) decreased the applicable margin for base rate loans to a range between 1.25% and 2.00% and for LIBOR loans to a range between 2.25% and 3.00%, (iii) eliminated the LIBOR floor on the interest rate grid, (iv) improved the unused line fee pricing to 0.5% per annum when availability is less than $50.0 million and 0.75% per annum when availability is at or over such amount (previously the fee was 0.5% per annum when availability was less than $42.5 million and 0.75% when availability was at or over such amount), (v) reduced the field exam frequency from three field examinations of any Borrower’s books and records and three appraisals of pledged equipment to two examinations and two appraisals, respectively, and (vi) decreased the frequency of borrowing base certificates to monthly from weekly; provided no default exists and availability is more than $15.0 million.  In exchange for these amendments, the Company agreed to the decreases in interest rates and fees described above and paid fees and expenses of approximately $0.6 million.

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

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2010 to March 2015.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010 and 2011, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases and/or from the Credit Facility.

Note 8.   Share-Based Compensation

The Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan") permits annual awards of shares of the Company's Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  The number of shares available for issuance under the 2006 Plan is 700,000 shares of Class A common stock, subject to adjustment in certain circumstances.  At September 30, 2010, 404,131 of these 700,000 shares were available for award under the 2006 Plan.  No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock.  No awards may be made under the 2006 Plan after May 23, 2016.  To the extent available, the Company has issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended September 30, 2010 and 2009 of approximately $0.2 and $0.1 million, respectively, and for the nine months ended September 30, 2010 and 2009 of approximately $0.7 and $0.3 million, respectively.  An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the consolidated condensed statements of operations for the three months ended September 30, 2010 and 2009 as it related to the issuance of restricted stock to non-employee directors.

The 2006 Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to the Company shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes.  To satisfy withholding requirements for shares that vested in the second and third quarters of 2010, certain participants elected to deliver to the Company 41,413 Class A common stock shares, which were withheld at a weighted average per share price of $6.87 based on the closing price of our Class A common stock on the dates the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements.  We remitted approximately $0.3 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.  The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares in the accompanying consolidated condensed statement of stockholders' equity.

During the third quarter, certain members of management exercised 163,439 stock options, which provided for $1.3 million of proceeds.  See Note 4 for discussion of the income tax benefit arising from the exercise of stock options and restricted share vesting during the third quarter of 2010.

Note 9.   Commitments and Contingencies

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

Note 10. Impairment of Transplace Investment and Note Receivable

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

On October 28, 2010, the Company executed a Letter Agreement (“Letter Agreement”) with Transport International Pool, Inc. ("TIP").  The Letter Agreement modifies the Master Lease Agreement dated April 15, 2003 (the "Master Lease Agreement"), between TIP and the Company, pursuant to which the Company has entered into (among others) equipment lease schedules covering 2,446 trailers (the "Designated Schedules") scheduled to expire between November 2010 and May 2011.  In addition, contemporaneously with the execution of the Letter Agreement, the Company returned 543 trailers in accordance with the terms of the Master Lease Agreement in order to better match the Company's trailer fleet with its current number of tractors. Pursuant to the terms of the Letter Agreement, upon the scheduled expiration of each of the Designated Schedules, the Company will lease from TIP the trailers that are subject to such Designated Schedule on the terms and conditions set forth in the Letter Agreement and a new lease schedule attached to and made a part of the Letter Agreement.  Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012.  The improved rental rate, coupled with the reduction in rental expense associated with the return of 543 trailers, is expected to provide the Company with savings on the TIP trailers in fiscal year 2011.  In order to induce TIP to enter into the agreement, the Company and certain of its subsidiaries delivered to TIP a corporate guaranty, in which the guarantors agreed to guaranty all existing and future obligations of the Company and its subsidiaries from time-to-time owing to TIP, including, without limitation, all obligations under the Master Lease Agreement.

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

Executive Overview

Our financial and operating performance in the third quarter of 2010 was encouraging and marked our best back-to-back quarters since the last two quarters of 2005. As compared to the second quarter of 2010, three items impacted our results: 1) freight for the quarter was not as robust as the second quarter with a definite reduction in utilization throughout the last half of September; 2) we experienced unfavorable insurance and claims activity; and 3) net fuel costs were higher as the result of less gains on fuel hedges and fuel prices trending upward compared to receiving the “lag effect” on fuel surcharge throughout much of the second quarter.

Our consolidated revenue increased to $164.8 million for the third quarter of 2010, a 7.7% increase from $153.0 million in the third quarter of 2009.  Higher fuel prices resulted in fuel surcharge revenues of $25.8 million during the third quarter of 2010, compared with $19.7 million for the third quarter of 2009.  Freight revenue, which for these purposes excludes fuel surcharges, increased 4.2% in the third quarter of 2010 from the third quarter of 2009.  We measure freight revenue because management believes that fuel surcharges tend to be a volatile source of revenue and the removal of such surcharges affords a more consistent basis for comparing results of operations from period to period.

Company-specific initiatives combined with an improving freight environment are responsible for the increased level of freight revenue.  We experienced a 6.5% increase in average freight revenue per tractor per week and a 0.6% increase in our average tractor fleet.   Average freight revenue per tractor per week improved to $3,163 during the 2010 quarter from $2,971 during the 2009 quarter, while our average miles per tractor increased 1.4% compared with the third quarter of 2009. Our average freight revenue per total mile increased 6.4 cents per mile (5.1%) compared with the third quarter of 2009, which was especially favorable given a 13.2% increase in our average length of haul from 806 miles to 912 miles. Sequentially, our average freight revenue per total mile increased 2.0 cents per mile (1.5%) compared with the second quarter of 2010. We were able to reduce our empty miles by more than 110 basis points as compared to the third quarter of 2009 as we further tightened acceptable lanes within our freight network during the quarter. While we saw some improvement in our level of open trucks late in the quarter, we still achieved this quarter’s results with an average of approximately 3.0% of our tractor fleet being unseated for the third quarter of 2010.

Our focus on cost control and efficiency continued to provide positive results in certain controllable cost items. Compared to the third quarter of 2009, the asset-based divisions’ operating expenses (including unallocated corporate overhead), net of surcharge revenue, were up $0.01 per mile mainly due to higher insurance expense. During the quarter, our capital costs (combined depreciation and amortization, revenue equipment rentals and interest expense) decreased by more than $1.0 million. This was assisted by an improving market for used tractors in third quarter of 2010 as we experienced higher average gains per tractor sold. In addition, we obtained a partial quarter benefit from reductions in the interest rate grids on our Credit Facility, which were effective August 1, 2010.

Additional items of note included the following:

●	Our asset-based divisions’ revenue increased 7.2%, led by a 6.5% increase in revenue per truck. Versus the year ago period our miles per truck were up 1.4% while rates were up 5.1%;

●	The asset-based operating income increased 239% to $8.0 million;

●	Our consolidated operating ratio improved by 450 basis points to 94.1% in the third quarter of 2010 versus the same period in 2009;

●	We were able to extend our credit facility until September 2014 at more favorable terms; and

●
Net income of $1.9 million, or $0.13 per basic and diluted share, in the third quarter of 2010, compared with a net loss of $13.6 million, or ($0.96) per basic and diluted share, in the third quarter of 2009.  Excluding the $11.6 million impairment charge in the third quarter of 2009, the net loss was $2.0 million or ($0.14) per basic and diluted share.

The strength of the economy and the tightening driver market are our primary concerns.  Internal education and evaluation of the Federal Motor Carrier Safety Administration Comprehensive Safety Analysis 2010 ("CSA 2010") is a priority as we develop plans to keep our top talent and challenge those drivers that need improvement.  Overall, we believe this regulation will bring challenges as well as opportunities for truckload carriers.  CSA 2010, in conjunction with potential reductions in hours of service for drivers, may reduce effective capacity in our industry as well as negatively impact equipment utilization. However, for carriers that successfully manage the new environment with driver friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available.  Driver pay may increase as a result of regulation and economic expansion, which provides more alternative employment opportunities.  If economic growth is sustained, however, we expect the supply/demand  environment to be favorable enough for us to offset expected compensation increases with better freight pricing.

We are pleased and encouraged by the progress made thus far in 2010, but we recognize that there is hard work still to be done.  We remain committed to further improving the productivity of our existing fleet, operating efficiently, and positioning our Company for long-term success.

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

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long-haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transportation, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which primarily provides regional solo-driver service.

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

Revenue Equipment

At September 30, 2010, we operated 3,134 tractors and 7,471 trailers. Of such tractors, 2,940 were owned, 45 were financed under operating leases, and 149 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,529 were owned, 4,643 were financed under operating leases, and 299 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three years for tractors and five to seven years for trailers.  At September 30, 2010, our fleet had an average tractor age of 1.6 years and an average trailer age of 5.4 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2010 TO THREE MONTHS ENDED SEPTEMBER 30, 2009

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended September 30,			Three months ended September 30,
	2010	2009		2010	2009
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	31.9	34.9	Salaries, wages, and related expenses	37.8	40.1
Fuel expense	27.0	25.3	Fuel expense (1)	13.5	14.3
Operations and maintenance	5.8	5.9	Operations and maintenance	6.9	6.8
Revenue equipment rentals and purchased transportation	11.0	12.9	Revenue equipment rentals and purchased transportation	13.0	14.8
Operating taxes and licenses	1.8	1.7	Operating taxes and licenses	2.2	1.9
Insurance and claims	6.1	5.3	Insurance and claims	7.2	6.0
Communications and utilities	0.8	0.9	Communications and utilities	1.0	1.0
General supplies and expenses	2.8	3.8	General supplies and expenses	3.3	4.4
Depreciation and amortization	7.8	8.1	Depreciation and amortization	9.2	9.3
Total operating expenses	95.0	98.8	Total operating expenses	94.1	98.6
Operating income	5.0	1.2	Operating income (loss)	5.9	1.4
Other expense, net	2.6	9.9	Other expense, net	3.0	11.3
Income (loss) before income taxes	2.4	(8.7)	Income (loss) before income taxes	2.9	(9.9)
Income tax expense	1.3	0.2	Income tax expense (benefit)	1.5	0.3
Net income (loss)	1.1%	(8.9%)	Net income (loss)	1.4%	(10.2%)

(1)   Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($25.8 million and $19.7 million in the three months ended September 30, 2010 and 2009, respectively).

Revenue
For the quarter ended September 30, 2010, total revenue increased $11.8 million, or 7.7%, to $164.8 million from $153.0 million in the 2009 period.  Freight revenue increased $5.6 million, or 4.2%, to $139.0 million in the three months ended September 30, 2010, from $133.3 million in the same period in 2009.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period. As previously discussed, the increased level of freight revenue for the quarter was primarily attributable to the improvement in the freight environment up until the last two weeks of September that provided for improved rates and utilization compared to the 2009 period.  Rates have improved as a result of customers sensing the tightening capacity and understanding that capacity will only get tighter with the roll-out of CSA 2010. As previously noted, our average freight revenue per total mile increased 6.4 cents per mile (5.1%) compared with the third quarter of 2009. Record low inventories, improved economic growth, and the continued reduction in the number of tractors on the road, particularly in the long-haul marketplace, provided for tighter capacity and thus higher spot-market prices in the 2010 quarter when compared to the 2009 quarter.  We are managing our network and the related allocation of resources to maximize utilization, minimize out-of-route and/or deadhead miles, minimize broker freight, and improve rates.  We expect periodic rate increases so long as capacity remains tight and the economy continues to gradually improve; however, deterioration in either of these factors would likely mitigate any rate increases and could jeopardize existing rates.

Salaries, wages, and related expenses
The decrease in salaries, wages and related expenses as a percentage of freight revenue was primarily attributable to the increase in revenue per total mile discussed above, noting that driver pay expense and Company miles were relatively flat period over period despite our July 2010 driver pay increases at our Covenant subsidiary.  Payroll expense for employees, other than over-the-road drivers, decreased $0.3 million in the 2010 period from the 2009 period mostly due to fewer employees as a result of various initiatives to increase our ratio of tractors per non-driver employee.  Payroll taxes were $0.7 million less in the 2010 period than the 2009 as the result of retroactive unemployment tax increases received in the third quarter of 2009. These decreases were partially offset by an $0.8 million increase in workers’ compensation expense attributable to minimal claims activity and several favorable reserve adjustments for claims that settled below the amount reserved in prior periods. Also included in salaries, wages, and related expenses is stock-based compensation expense for the three months ended September 30, 2010 and 2009 of approximately $0.2 million and $0.1 million, respectively. We are starting to sense a modest tightening in the driver market and expect the implementation of the CSA 2010 initiative may reduce the pool of available drivers, which will likely require us to increase driver pay in 2011.  Accordingly, going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).

Fuel expense
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

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the U.S. Department of Energy ("DOE") for the week prior to the shipment. In times of rapidly escalating fuel prices, the lag time causes under-recovery and vice versa in periods of rapidly decreasing fuel costs.  The Company experienced unfavorable fuel surcharge trends in the third quarter of 2010; however, the impact was not significant.  Even though the DOE's national average cost of diesel fuel increased $0.34 per gallon in the third quarter of 2010 compared with the third quarter of 2009, we experienced a $0.01 per mile reduction in our net cost of fuel.  The decrease is primarily the result of increased fuel surcharge recovery, reduced idle time, and the positive results of the Company's fuel hedging program.  Our hedge program provided for a $0.4 million reduction in fuel expense during the quarter. Based on the amounts in accumulated other comprehensive income as of September 30, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.7 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in the 2010 period from the 2009 period was a result of the increase in revenue per total mile discussed above, a $2.0 million decrease in tractor and trailer equipment rental expense and a $2.6 million decrease in payments to third-party transportation providers by our Solutions subsidiary, partially off-set by a $3.0 million increase in payments to independent contractors.  We had financed approximately 45 tractors and 4,643 trailers under operating leases at September 30, 2010, compared with 347 tractors and 5,889 trailers under operating leases at September 30, 2009.  Payments to third-party transportation providers associated with our Solutions subsidiary decreased in the 2010 period from the 2009 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers.  The significant increase in payments to independent contractors in the 2010 period from the 2009 period, mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  Given we anticipate adding new tractors through on-balance sheet financing, the percentage of our tractor fleet financed with operating leases is expected to decrease in the near term. If the economy continues to improve, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue.

As discussed herein, on October 28, 2010, the Company entered into a Letter Agreement dated April 15, 2003 with TIP.  Contemporaneously with the execution of the Letter Agreement, the Company returned 543 trailers in order to better match the Company's trailer fleet with its current number of tractors. Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012 The improved rental rate, coupled with the reduction in rental expense associated with the return of 543 trailers, is expected to provide the Company with savings on the TIP trailers in fiscal year 2011.

Insurance and claims
The increase in insurance and claims as a percentage of freight revenue is the result of higher claims and premium expense during the 2010 quarter.  The increase in claims expense relates to the severity of certain claims and a  slight increase in both the frequency of claims and the loss development expense period over period. The increase in premium expense related to the insurance renewal that was effective April 1, 2010, that resulted in a reduction in our self-insured retention limit for the primary layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

General supplies and expenses
The decrease in general supplies and expenses as a percentage of freight revenue in the 2010 period from the 2009 period is primarily the result of the increase in revenue per total mile discussed above as well as a reduction in the various expenses as a result of cost saving initiatives.  The larger decreases included a $0.5 million reduction in bad debt expense given several large bankruptcies in the 2009 period and a $0.4 million reduction in agent fees a result of reduced revenue at Solutions in the 2010 period.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue as a result of higher freight revenue per tractor and $1.7 million in gains on the disposal of property and equipment during the 2010 quarter, compared to revenue equipment disposals in the third quarter of 2009 that were approximating break-even.  Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $2.1 million in the 2010 period from the 2009 period.  The increase in depreciation expense was the result of more owned tractors on our balance sheet as opposed to leased, as we owned 2,940 and 2,689 tractors at September 30, 2010 and 2009, respectively, as well as the increased cost of new tractors.  We anticipate purchasing additional equipment through on-balance sheet financing over the next twelve months, which will likely cause an increase in depreciation and amortization in the near term.

Other expense, net
The significant decrease in the other expense, net category relates to lack of any impairment charge in the 2010 period, compared with the Transplace impairment, which provided for $11.6 million of expense in 2009.  This decrease was partially off-set by an increase in interest expense of $0.5 million, resulting from a period-over-period increase in debt related to an increase in financing revenue equipment with balance sheet debt and the increase in our average interest rate on our credit facility, as amended, compared to the average interest rates in the 2009 period.

Income tax expense
The increase in tax expense and the related percentage of freight revenue was primarily the result of producing net income in the 2010 period and therefore being subject to statutory taxing requirements.  The increase was partially offset by the $0.2 million favorable impact of the release of a portion of the valuation allowance on a prior period capital loss in the quarter as the result of generating capital gains to utilize a portion of the loss that related to our prior sale of our investment in Transplace.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2010 TO NINE MONTHS ENDED SEPTEMBER 30, 2009

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Nine months ended September 30,			Nine months ended September 30,
	2010	2009		2010	2009
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	32.7	37.5	Salaries, wages, and related expenses	38.7	42.1
Fuel expense	26.9	23.7	Fuel expense (1)	13.3	14.5
Operations and maintenance	5.7	6.2	Operations and maintenance	6.7	7.0
Revenue equipment rentals and purchased transportation	11.3	13.1	Revenue equipment rentals and purchased transportation	13.5	14.7
Operating taxes and licenses	1.7	2.0	Operating taxes and licenses	2.1	2.2
Insurance and claims	5.8	5.3	Insurance and claims	6.9	5.9
Communications and utilities	0.7	1.0	Communications and utilities	0.9	1.2
General supplies and expenses	3.1	4.0	General supplies and expenses	3.6	4.5
Depreciation and amortization	8.0	8.1	Depreciation and amortization	9.4	8.9
Total operating expenses	95.9	100.9	Total operating expenses	95.1	101.0
Operating income (loss)	4.1	(0.9)	Operating income (loss)	4.9	(1.0)
Other expense, net	2.6	4.9	Other expense, net	3.0	5.5
Net income (loss) before income taxes	1.5	(5.8)	Net income (loss) before income taxes	1.9	(6.5)
Income tax expense (benefit)	1.0	(0.6)	Income tax expense (benefit)	1.2	(0.7)
Net income (loss)	0.5%	(5.2%)	Net income (loss)	0.7%	(5.8%)

(1)   Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($76.1 million and $46.2 million in the nine months ended September 30, 2010 and 2009, respectively).

Revenue
For the nine months ended September 30, 2010, total revenue increased $54.9 million, or 12.7%, to $485.8 million from $430.9 million in the 2009 period.  Freight revenue increased $25.0 million, or 6.5%, to $409.7 million in the nine months ended September 30, 2010, from $384.7 million in the same period in 2009.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period to period.  The increased level of freight revenue in 2010 was primarily attributable to the improvement in the freight environment and certain Company-specific initiatives that provided for improved rates and utilization compared to the 2009 period.  Rates have improved as a result of customers sensing the tightening capacity and understanding that capacity will only get tighter with the roll-out of CSA 2010. Our average freight revenue per total mile increased 2.6 cents per mile (2.0%) compared with the nine-months ended September 30, 2009. Utilization and productivity has improved as a result of improved truckload fundamentals along with certain initiatives the Company has employed to increase velocity, reduce deadhead, etc.  Record low inventories, improved economic growth, and the continued reduction in the number of tractors on the road, particularly in the long-haul marketplace, provided for tighter capacity and thus higher spot-market prices in 2010 period when compared to the 2009 period.  We are managing our network and the related allocation of resources to maximize utilization, minimize out-of-route and/or deadhead miles, minimize broker freight, and improve rates.

Salaries, wages, and related expenses
The decrease in salaries, wages and related expenses as a percentage of freight revenue was primarily attributable to reductions in driver pay providing for an aggregate $1.9 million reduction in the related expense, while Company miles are 10.8 million higher in the 2010 period than the 2009 period. Additionally, workers’ compensation expense is $1.1 million less in the 2010 period than the 2009 period as a result of minimal claims activity and several favorable reserve changes for cases that settled below the amount reserved. Included in salaries, wages, and related expenses is stock-based compensation expense for the nine months ended September 30, 2010 and 2009 of approximately $0.7 million and $0.3 million, respectively. We are experiencing a modest tightening in the driver market and expect the implementation of the CSA 2010 initiative may reduce the pool of available drivers, which will likely require us to increase driver pay in 2011.  Accordingly, going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).

Fuel expense
Even though the DOE's national average cost of diesel fuel increased in 2010 compared with 2009, we experienced a $0.02 per mile reduction in our net cost of fuel.  The decrease is primarily the result of increased fuel surcharge recovery, reduced idle time, and the positive results of the Company's fuel hedging program.  Our hedge program provided for a $1.9 million reduction in fuel expense during the 2010 period.  Based on the amounts in accumulated other comprehensive income as of September 30, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.7 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in the 2010 period from the 2009 period was a result of the increase revenue per total mile discussed above, a $6.0 million decrease in tractor and trailer equipment rental expense and a $3.3 million decrease in payments to third-party transportation providers by our Solutions subsidiary, partially off-set by a $7.8 million increase in payments to independent contractors.  We had financed approximately 45 tractors and 4,643 trailers under operating leases at September 30, 2010, compared with 347 tractors and 5,889 trailers under operating leases at September 30, 2009.  Payments to third-party transportation providers associated with our Solutions subsidiary decreased in the 2010 period from the 2009 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers. We had a significant increase in payments to independent contractors in the 2010 period from the 2009 period, mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  Given we anticipate adding new tractors through on-balance sheet financing, the percentage of our tractor fleet financed with operating leases is expected to decrease in the near term. If the economy continues to improve, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue.

Insurance and claims
The increase in insurance and claims as a percentage of freight revenue is the result of higher claims and premium expense during the 2010 period.  Although our driver and safety teams achieved historically low reportable accidents per million miles for the nine months ended September 30, 2010, we experienced a small number of severe accidents in the first and third quarters of 2010.  The increase in premium expense related to the insurance renewal that was effective April 1, 2010, that resulted in a reduction in our self-insured retention limit for the primary layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period to period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities
The decrease in communications and utilities expense as a percentage of freight revenue was the result of $0.4 million in vendor credits and the reduced number of tractors.  Additionally, the fluctuation is the result of the costs having a high fixed component, while revenue increased period-over-period.

General supplies and expenses
The decrease in general supplies and expenses as a percentage of freight revenue in the 2010 period from the 2009 period is primarily the result of the increase in revenue per total mile discussed above as well as a reduction in the various expenses as a result of cost saving initiatives.  The larger decreases included a $0.6 million reduction in bad debt expense given several large bankruptcies and reserve adjustments in the 2009 period and a $0.7 million reduction in agent fees a result of reduced revenue at Solutions in 2010.

Depreciation and amortization
Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased as a percentage of freight revenue in the 2010 period from the 2009 period.  The increase was the result of more owned tractors on our balance sheet as opposed to leased, as we owned 2,940 and 2,689 tractors at September 30, 2010 and 2009, respectively, as well as the increased cost of new tractors.  These increases were partially offset by gains on the sale of equipment totaling $3.0 million in 2010 compared to minimal gains in 2009.  We anticipate purchasing additional equipment through on-balance sheet financing over the next twelve months, which will likely cause an increase in depreciation and amortization in the near term.

Other expense, net
The significant decrease in the other expense, net category relates to the Transplace impairment, which provided for $11.6 million of expense in the 2009 period.  This decrease was partially off-set by an increase in interest expense of $2.6 million, resulting from a period-over-period increase in debt related to an increase in financing revenue equipment with balance sheet debt and the increase in our average interest rate on our credit facility, as amended, compared to the average interest rates in the 2009 period.

Income tax expense
The increase in tax expense and the related percentage of freight revenue was primarily as a result of producing net income in the 2010 period and therefore being subject to statutory taxing requirements.  The increase was partially offset by the $0.4 million favorable impact of the release of a portion of the valuation allowance on a prior period capital loss in the period as the result of generating capital gains to utilize a portion of the loss that related to our prior sale of our investment in Transplace.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues:
Asset-Based Truckload Services	$155,531	$140,694	$455,453	$396,110
Brokerage Services	9,281	12,354	30,349	34,797

Total	$164,812	$153,048	$485,802	$430,907

Operating Income (Loss):
Asset-Based Truckload Services	$9,842	$5,125	$28,640	$7,287
Brokerage Services	211	(519)	917	(266)
Unallocated Corporate Overhead	(1,881)	(2,777)	(9,527)	(10,973)

Total	$8,172	$1,829	$20,030	$(3,952)

Our asset-based truckload services segment revenue increased for both the quarter and year to date periods when compared to the prior year periods as the result of increases in utilization, rates, and fuel surcharge revenue. Rates and utilization have improved as a result of improved truckload fundamentals including low inventories, economic growth, and tightening capacity.  Additionally, fuel price increases and increases in fuel surcharge revenue provided for a $6.1 million and $29.9 million increase in fuel surcharge revenue for the three and nine month periods ended September 30, 2010 compared to the prior year periods, respectively.  The asset-based divisions' operating expenses (including unallocated corporate overhead), net of fuel surcharge revenue, increased $0.01 per mile in the third quarter of 2010 versus the third quarter of 2009.  This increase was led by a $0.02 per mile increase in our insurance and claims expense, partially off-set by decreases in various other expense categories.  Additionally, the asset-based divisions' operating expenses (including unallocated corporate overhead), net of fuel surcharge revenue, declined $0.05 per mile for the nine months ended September 30, 2010 versus the 2009 period. This decrease was led by decrease in our salaries and wages and net fuel expense, partially off-set by an increase in insurance and claims expense.

Our brokerage segment revenue decreased for both the quarter and year to date periods when compared to the prior year periods as the result of an elimination of unprofitable freight and agents as evidenced by an approximate 19% decrease in loads, partially offset by an increase in revenue per load and per loaded mile resulting from freight with a higher rate per mile and more miles per load.  Net revenue (total revenue less purchased transportation) for the quarter decreased 15.0% compared to the 2009 quarter, primarily as a result of decreased revenue, while  payments to third-party transportation providers was 86.4% of total revenue in the current quarter, down from 88.0% of total revenue in the prior year quarter.  Solutions' other operating expenses as a percentage of revenue decreased to 11.3% of total revenue in the third quarter from 16.2% of total revenue in the third quarter of 2009.  This was primarily the result of reduced overhead arising from headcount reductions, changes in our agent commission structure, and reductions in bad debt expense.  We have continued to improve our cost structure in this segment in light of reductions in revenue, with the goal of growing the segment's revenue base, generating appropriate gross margins, and maintaining a lean cost structure such that the business is a truly variable cost business and will hopefully produce a positive operating profit in most freight environments.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our credit facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at September 30, 2010, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our credit facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $10.8 million and $17.8 million at September 30, 2010 and December 31, 2009, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, a refund of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, our working capital deficit has improved since December 31, 2009 and on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our credit facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  As discussed below, on August 31, 2010, we obtained a fourth amendment to its Credit Facility that among other things extended the maturity date of the Credit Facility from September 2011 to September 2014.  Additionally, borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010 and 2011, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases and/or from the Credit Facility. We had approximately $12.0 million in borrowings outstanding under the Credit Facility as of September 30, 2010, undrawn letters of credit outstanding of approximately $42.3 million, and available borrowing capacity of $30.7 million. While availability is back above $40 million in late October and early November 2010, it decreased near the end of the third quarter as the result of paying off certain revenue equipment that was replaced, while not completing the related sale of the used equipment, and payment of an insurance claim above our retention on which we were waiting for reimbursement from the insurance carrier. The Company’s intra-period borrowings on the Credit Facility have ranged between $2.7 million and $17.7 million during the third quarter of 2010 and between $2.7 million and $21.8 million during the nine month period ended September 2010.  Fluctuations in the outstanding balance and related availability on Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities was higher in the 2010 period than the 2009 period, primarily due to a $13.3 million increase in profitability, excluding the $11.6 non-cash charge related to Transplace in 2009.  Cash from operating activities was higher as the result of receipt in the 2010 period of an $8.7 million refund of federal income taxes, and $0.3 million of cash received related to fuel hedge contracts terminated whereby the related gain has been deferred in accumulated other comprehensive income, noting no similar items in the 2009 period.  Additionally, as a result of an increase in our acquisition of revenue equipment using balance sheet debt as opposed to operating leases, the adjustment to net income (loss) for the related depreciation was $41.7 million in the 2010 period versus $34.3 million in the corresponding 2009 period, partially off-set by gains on the sale of property and equipment in 2010 and 2009.  Cash used for insurance and claims accruals decreased by $9.3 million related to a reduction in payments, primarily of certain large claims.  These improvements also were offset by a decrease in our collections of receivables of $17.5 million, primarily resulting from the impact of fuel prices on revenue and accounts receivable and two large non-trade receivables totaling approximately $6.2 million related to an insurance reimbursement and the remainder of our federal tax refund being outstanding at September 30, 2010.

The increase in net cash flows used in investing activities was primarily the result of an increase in our acquisition of revenue equipment using balance sheet debt as opposed to operating leases.  Also, when comparing the two periods we were reducing the fleet size in the 2009 period by disposing of equipment and not replacing it while we maintained a relatively consistent fleet size in the 2010 period.  Our annual tractor fleet plan for 2010 now includes the purchase and disposal of approximately 1,050 tractors for expected full-year net capital expenditures of approximately $75 million to $80 million.  Our net capital expenditure outlook increased modestly because of delays in the timing of selling certain trades versus receipt of the replacement units negatively impacted receipt of proceeds.  With an average fleet age of only 1.6 years, we have significant flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements.  We have the ability to cancel tractor orders within specified notice periods, although any cancellations would affect the availability of trade slots to dispose of used tractors, which could affect expected proceeds of disposition.

The changes in net cash flows provided by financing activities were a function of a $4.3 million increase in net proceeds from notes, which were used to fund the aforementioned increased tractor purchases in the 2010 period when compared to the 2009 period.  Additionally, in July 2010, we the received $1.3 million from the exercise of stock options and a $0.4 million tax benefit related to the exercise of stock options and restricted share vesting, whereby there were no similar transactions in the 2009 period.

Material Debt Agreements

In September 2008, the Company and substantially all its subsidiaries entered into a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  The Company had approximately $12.0 million in borrowings outstanding under the Credit Facility as of September 30, 2010, undrawn letters of credit outstanding of approximately $42.3 million, and available borrowing capacity of $30.7 million.  The weighted average interest rate on outstanding borrowings was 4.8%.

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

On February 25, 2010, the Company obtained an additional amendment to its Credit Facility, which, among other things, (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, to the levels set forth in the table below, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required the Company to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement is as follows, noting the Company was in compliance with the covenant as of September 30, 2010:

Nine months ending September 30, 2010	1.00 to 1.00
Ten months ending October 31, 2010	1.00 to 1.00
Eleven months ending November 30, 2010	1.00 to 1.00
Twelve months ending December 31, 2010	1.00 to 1.00
Each rolling twelve-month period thereafter	1.00 to 1.00

On July 30, 2010, the Company obtained a third amendment to its Credit Facility, which allowed for a certain letter of credit totaling approximately $1.2 million to be issued with a term of longer than twelve months as required by the recipient. The Credit Facility, as amended, provides that each letter of credit renews annually, excluding the aforementioned exception.

On August 31, 2010 the Company obtained a fourth amendment to its Credit Facility, which was effective retroactive to August 1, 2010 and, among other things, (i) extended the maturity date of the Credit Facility from September 2011 to September 2014, (ii) decreased the applicable margin for base rate loans to a range between 1.25% and 2.00% and for LIBOR loans to a range between 2.25% and 3.00%, (iii) eliminated the LIBOR floor on the interest rate grid, (iv) improved the unused line fee pricing to 0.5% per annum when availability is less than $50.0 million and 0.75% per annum when availability is at or over such amount (previously the fee was 0.5% per annum when availability was less than $42.5 million and 0.75% when availability was at or over such amount), (v) reduced the field exam frequency from three field examinations of any Borrower’s books and records and three appraisals of pledged equipment to two examinations and two appraisals, respectively, and (vi) decreased the frequency of borrowing base certificates to monthly from weekly; provided no default exists and availability is more than $15.0 million.  In exchange for these amendments, the Company agreed to the decreases in interest rates and fees described above and paid fees and expenses of approximately $0.6 million.

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

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2010 to March 2015.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund new tractors expected to be delivered in 2010 and 2011.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At September 30, 2010, we had financed 45 tractors and 4,643 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the third quarter decreased to $4.2 million in 2010 from $6.1 million in the 2009 period, as we moved to financing new revenue equipment purchases with on-balance sheet financing.  Our revenue equipment rental expense was $13.8 million in the nine-month period ended September 30, 2010 compared to $19.9 million in the nine-month period ended September 30, 2009.  The total amount of remaining payments under operating leases as of September 30, 2010 was approximately $57.9 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of September 30, 2010, the maximum amount of the residual value guarantees under the operating leases was approximately $8.9 million.  The present value of these future lease payments and their residual value guarantees was approximately $43.1 million at September 30, 2010.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

On October 28, 2010, the Company executed a Letter Agreement with TIP that modifies the Master Lease Agreement dated April 15, 2003 (the "Master Lease Agreement"), between TIP and the Company, pursuant to which the Company has entered into (among others) equipment lease schedules covering 2,446 trailers (the "Designated Schedules") scheduled to expire between November 2010 and May 2011.  In addition, contemporaneously with the execution of the Letter Agreement, the Company returned 543 trailers in accordance with the terms of the Master Lease Agreement in order to better match the Company's trailer fleet with its current number of tractors. Pursuant to the terms of the Letter Agreement, upon the scheduled expiration of each of the Designated Schedules, the Company will lease from TIP the trailers that are subject to such Designated Schedule on the terms and conditions set forth in the Letter Agreement and a new lease schedule attached to and made a part of the Letter Agreement.  Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012.  The improved rental rate, coupled with the reduction in rental expense associated with the return of 543 trailers, is expected to provide the Company with savings on the TIP trailers in fiscal year 2011. In order to induce TIP to enter into the agreement, the Company and certain of its subsidiaries delivered to TIP a corporate guaranty, in which the guarantors agreed to guaranty all existing and future obligations of the Company and its subsidiaries from time-to-time owing to TIP, including, without limitation, all obligations under the Master Lease Agreement.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2010, there were no material changes in our commitments or contractual liabilities, except the extension of our Credit Facility as previously discussed.  Modification to the contractual obligations table for the subsequent event related to the  previously discussed Letter Agreement with TIP will be reflected in the fiscal 2010 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our consolidated condensed financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2010, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2009 Annual Report on Form 10-K, except for the changes to the Company's self insured retention effective April 1, 2010 as aforementioned in the notes to our consolidated condensed financial statements.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  Historically, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, including fiscal 2010 and 2009, as we have seen increases in demand at varying times based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

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

At September 30, 2010, we had forward futures swap contracts on approximately 1 million gallons per month in November and December 2010 or approximately 13% percent of our projected remaining 2010 fuel requirements.  Additionally, we have forward futures swap contracts on approximately 0.5 million gallons per month in January 2011 through July 2011.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  Based on retrospective and prospective regression analyses, changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  The aggregate result of the Company's various hedging activities provided for a reduction of $1.9 million in fuel costs for the nine months ended September 30, 2010.  Based on our expected fuel consumption for the remainder of 2010, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $3.0 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise.  Of our total $243.6 million of debt and capital leases, we had $15.0 million of variable rate debt outstanding at September 30, 2010, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.2 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the “DOT”) and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces. Our Company drivers and owner-operators also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods. The DOT is currently engaged in a rulemaking proceeding regarding drivers’ hours-of-service, and the result could negatively impact utilization of our equipment. The Federal Motor Carrier Administration (the “FMCSA”) was recently ordered by the U.S. Court of Appeals for the District of Columbia Circuit to issue a proposed rule by the end of 2010 on supporting documents for hours-of-service compliance.

We are unable to predict what form the new hours-of-service rules may take, how a court may rule on challenges to such rules and to what extent the FMCSA might attempt to materially revise the rules.  On the whole, however, we believe that any modifications to the current rules may decrease maximum driving hours per day, which would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition.  A downgrade in our safety rating could cause us to lose the ability to self-insure.  The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs. In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.  Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

During 2010, the FMCSA plans to launch CSA 2010, a new enforcement and compliance model implementing driver standards in addition to our current standards. As discussed more fully below, CSA 2010 may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Additionally, proposed FMCSA rules and practices followed by regulators may require us to install electronic, on-board recorders in our tractors if we experience unfavorable compliance with rules or receive an adverse change in safety rating. Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases, and decreased asset utilization.

Other agencies, such as the Environmental Protection Agency (the “EPA”) and the Department of Homeland Security also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (the “TSA”)  has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our deadhead miles on customer shipments. As a result, it is possible that we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

In addition, our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of wastewater and storm water, and with waste oil and fuel storage tanks. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on our business and operating results. Additionally, if we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

EPA regulations limiting exhaust emissions became more restrictive in 2010. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Federal and state lawmakers also are considering a variety of climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions and traffic congestion, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle and/or travel. These restrictions could force us to alter our drivers’ behavior and routes, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

From time to time, various federal, state, or local taxes are increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

CSA 2010 could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA 2010, drivers and fleets will be evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating will be expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, including impacting our number of unmanned trucks, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety rating may increase and thus provide for increases in driver relates compensation cost.

The new safety-related standards are scheduled to be implemented in late 2010, and we expect enforcement to begin in 2011. These implementation and enforcement dates have already been delayed and may be subject to further change.  An adverse CSA 2010 rating could negatively impact our DOT safety rating.  We are preparing for CSA 2010 through evaluation of existing programs and training our drivers and potential drivers on CSA 2010 standards.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of the Company's Class A common stock made by or on behalf of the Company during the quarter ended September 30, 2010:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
July 1-31, 2010	41,413	6.87	-	-
August 1-31, 2010	-	-	-	-
September 1-30, 2010	-	-	-	-

Total	41,413	$6.87	-	-

(1)
Includes 41,413 shares of Class A common stock withheld at an average price of $6.87 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

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

Item 5.                                OTHER INFORMATION

Item 5.02   Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 4, 2010, the Compensation Committee of the Board of Directors (the "Committee") of Covenant Transportation Group, Inc., a Nevada corporation (the "Company"), granted 222,585 shares of restricted stock to certain employees of the Company (the "Grant") under the Company's 2006 Omnibus Incentive Plan, as amended.  The Grant vests as follows:

(a)
The shares subject to the Grant vest 33.3% following the first fiscal year commencing with fiscal 2011 and ending with fiscal 2013 that the Company's net income margin percentage for such fiscal year is at least 0.5 percentage points higher than the 2010 net income margin percentage.  The shares subject to the Grant vest an additional 33.3% following the first fiscal year commencing with fiscal 2011 and ending with fiscal 2013 that the Company's net income margin percentage for such fiscal year is at least 1.0 percentage points higher than the 2010 net income margin percentage; and

(b)	The shares subject to the Grant vest 33.4% on December 31, 2013, subject to certain employment and termination conditions.

        The following table sets forth the awards to the Company's named executive officers:

Named Executive Officer	Number of Restricted Shares
David R. Parker	20,000
Joey B. Hogan	20,000
Tony Smith	16,389
James "Jim" Brower, Jr.	8,750
Richard B. Cribbs	8,750

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(1)	Amended and Restated Bylaws dated December 6, 2007
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(1)	Amended and Restated Bylaws dated December 6, 2007
10.1	#
Third Amendment to Third Amended and Restated Credit Agreement dated July 30, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent

10.2	#
Fourth Amendment to Third Amended and Restated Credit Agreement dated August 31, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 9, 2010	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer
in his capacity as such and on behalf of the issuer.