Form 10-K
period 2010-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2011-03-01
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 OR
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
[X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

[ ] Large Accelerated Filer	[ ] Accelerated Filer	[X] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010, was approximately $51 million (based upon the $6.76 per share closing price on that date as reported by NASDAQ).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 25, 2011, the registrant had 12,258,255 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Materials from the registrant's definitive proxy statement for the 2011 Annual Meeting of Stockholders to be held on May 17, 2011, have been incorporated by reference into Part III of this Form 10-K.

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

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Covenant Transportation Group, Inc. and its subsidiaries.

General

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  All of our asset-based subsidiaries are truckload carriers and as such generally dedicate an entire trailer to one customer from origin to destination.  We also generate revenue through a subsidiary that provides freight brokerage services.

We were founded as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  A combination of customer demand for additional services and changes in freight distribution patterns resulted in additional services.  Through several acquisitions in the late 1990's and continuing through 2006, we entered the refrigerated, solo, and regional markets.  In addition, over the past several years, we internally developed the capacity to provide dedicated fleet and freight brokerage services.

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and our Brokerage Services, also known as Covenant Transport Solutions, Inc. ("Solutions").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long-haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transportation, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver service, primarily in the southeastern United States.

The Solutions segment provides freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide.  The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of our Truckload segment.

The following chart reflects the size of each of our subsidiaries measured by 2010 freight revenue:

Distribution of Revenue Among Subsidiaries
Covenant Transport	59%
SRT	25%
Star	9%
Solutions	7%

Asset-Based Truckload Services

Our Truckload segment comprised approximately 93%, 91%, and 91% of our total freight revenue in 2010, 2009, and 2008, respectively.

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers.  These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors.  Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

The development of our business has affected our operating metrics over time.  We measure performance of our Truckload segment and the related subsidiaries' service offerings in four areas: average length-of-haul, average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week (excluding fuel surcharges).  A description of each follows:

Average Length-of-Haul.  Our average length-of-haul has decreased over time as we have increased the use of solo-driver tractors and increased our presence in regional markets. The increase in the length- of-haul in 2010 resulted from changes in our allocation of assets among our subsidiaries and focus on lane selection between target markets.

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Average Length-of-Haul in Miles	1,136	1,159	1,055	950	920	908	815	815	805	887

Average Freight Revenue Per Total Mile.  Our average freight revenue per total mile is primarily a function of the macro U.S. economic environment including supply/demand of freight and carriers. The increase in 2010 compared to 2009 is a result of the strengthening U.S. economy and tighter capacity along with expected tighter capacity in 2011.

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Average Freight Revenue Per Total Mile (excludes fuel surcharge revenue)	1.14	1.15	1.17	1.27	1.357	1.364	1.363	1.36	1.271	1.307

Average Miles Per Tractor.  Average miles per tractor reflects economic demand, our ability to match fleet size to demand, and the percentage of team-driven tractors in our fleet. The increase in utilization in 2010 is a result of an improved freight environment caused by the strengthening U.S. economy, the replenishment of inventory levels from record lows in preceding years, and our allocation of assets among our subsidiaries.

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Average Miles Per Tractor	127,714	129,906	129,656	122,899	115,765	117,621	118,159	118,992	119,836	125,178

Average Freight Revenue Per Tractor Per Week.  We use average freight revenue per tractor per week as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our trucks, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors. The increase in 2010 back to more normalized levels is a result of improved demand in 2010, tighter industry-wide tractor capacity, high-quality customer service, and improved freight selection.

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Average Freight Revenue Per Tractor Per Week(excludes fuel surcharge revenue)	2,803	2,870	2,897	2,995	3,013	3,077	3,088	3,105	2,920	3,137

Brokerage Services

Our Solutions segment comprised approximately 7%, 9%, and 9% of our total operating revenue in 2010, 2009, and 2008, respectively. Solutions derives revenue from arranging transportation services for customers through relationships with thousands of third-party carriers and integration with our Truckload segment.  Solutions provides freight brokerage services through freight brokerage agents, who are paid a commission for the freight brokerage service they provide, and directly through in-house brokerage personnel working in direct contact with customers.  The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing selling, general, and administrative expenses.  Our brokerage loads decreased to 19,589 in 2010, from 24,769 in 2009, primarily due to a reduction in agents.  Average revenue per load increased approximately 5% to $2,014 in 2010, from $1,912 in 2009, primarily due to increased rates as a result of the improved economic climate in 2010 and resulting tighter capacity for trucks along with year-over-year increases in fuel costs.

Refer to Note 16, "Segment Information," of the accompanying consolidated financial statements for further information about each of our reporting segment's operating and financial results for 2010, 2009, and 2008.

Customers and Operations

Our primary customers include manufacturers and retailers, as well as other transportation companies.  In 2010, our five largest customers were Conway Inc., Estes Express Lines, Georgia Pacific, UPS, and Wal-Mart.  Conway Inc., Estes Express Lines, and UPS are other transportation providers who seek our services when our team-driven tractors or other service capabilities offer them an advantage.  No customer accounted for more than 10% of our consolidated revenue in 2010, 2009, or 2008.  Our top five customers accounted for approximately 31%, 26%, and 20% of our total revenue in 2010, 2009, and 2008, respectively.

We operate tractors driven by a single driver and also tractors assigned to two-person driver teams.  Our single driver tractors generally operate in shorter lengths of haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver.  In contrast, our two-person driver tractors generally operate in longer lengths of haul, generate greater miles per tractor, and experience fewer non-revenue miles, but we typically receive lower revenue per loaded mile and incur higher employee expenses of compensating both drivers.  We expect operating statistics and expenses to shift with the mix of single and team operations.

At December 31, 2010, we operated 3,087 tractors and 7,332 trailers.  Of these tractors, 2,919 were owned, 28 were financed under operating leases, and 140 were provided by independent contractors, who own and drive their own tractors.  Of these trailers, 2,373 were owned, 4,611 were financed under operating leases, and 348 were financed under capital leases.

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

We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  This system also updates the tractor's position every thirty minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency.

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

We operate throughout the U.S. and in parts of Canada and Mexico, with substantially all of our revenue generated from within the U.S.  All of our tractors are domiciled in the U.S., and for the past three years, we estimate that less than one percent of our revenue has been generated in Canada and Mexico.  We do not separately track domestic and foreign revenue from customers or domestic and foreign long-lived assets, and providing such information would not be meaningful.

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project is to have uniform operational and financial systems across the entire Company as we believe this will improve customer service, utilization, and enhance our visibility into and across the organization.  Star and Solutions are currently operating on the new system, and management is planning for implementations at Covenant Transport and SRT.

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

Driver recruiting and retention were challenging in 2010 as evidenced by an increase in our average number of open trucks.  While open trucks, excluding wrecked units, approximated 3% of our fleet at December 31, 2010 and 2009, there were less open trucks throughout most of 2009 as a result of the weakness in the economy contributing to more candidates entering the driver market in the early part of the year and as a result of reductions in our fleet in 2009.  Management's goal is to reduce open trucks, excluding wrecked units, to less than 1% of our fleet, although no significant progress was made in 2010.  We continue to work toward this goal, and we employed certain initiatives in the latter half of 2010 that we expect to provide for improvement in 2011.

Internal education and evaluation of the Federal Motor Carrier Safety Administration ("FMCSA") Comprehensive Safety Analysis 2010 ("CSA 2010") are priorities as we develop plans to keep our top talent and challenge those drivers that need improvement.  Overall, we believe this regulation will bring challenges as well as opportunities for truckload carriers.  CSA 2010, in conjunction with potential reductions in hours-of-service for drivers, may reduce effective capacity in our industry as well as negatively impact equipment utilization. Nevertheless, for carriers that successfully manage the new environment with driver friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available. Driver pay may increase as a result of regulation and economic expansion, which provides more alternative employment opportunities. If economic growth is sustained; however, we expect the supply/demand environment to be favorable enough for us to offset expected compensation increases with better freight pricing.

We use driver teams in a substantial portion of our tractors.  Driver teams permit us to provide expedited service on selected long-haul lanes because teams are able to handle longer routes and drive more miles while remaining within U.S. Department of Transportation ("DOT") hours-of-service rules.  The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers.  The use of teams, however, increases the accumulation of miles on tractors and trailers as well as personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2010, teams operated approximately 27% of our tractors versus 29% in the preceding year.

We are not a party to a collective bargaining agreement.  At December 31, 2010, we employed approximately 3,950 drivers and approximately 790 non-driver personnel.  At December 31, 2010, we also contracted with approximately 140 independent contractor drivers.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers.  Our policy is to operate a modern fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns.  We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2010, our tractor fleet had an average age of approximately 1.6 years, and our trailer fleet had an average age of approximately 5.4 years. At December 31, 2010, approximately 88% of our tractors were equipped with 2007 emission-compliant engines in addition to 3% of our tractors being equipped with 2010 emission-compliant engines.  Furthermore, at December 31, 2010, approximately 79% of our trailers were dry vans and the remaining trailers were refrigerated vans.

Over the past several years, the price of new tractors has risen dramatically, while the resale value of the equipment has generally not increased proportionately and in some periods has decreased.  This has substantially increased our costs of operation over the past several years.  Tractor manufacturers have again increased prices in connection with the manufacturing of 2010 emission-compliant engines.

Industry and Competition

The U.S. market for truck-based transportation services was estimated to have generated $544.4 billion in 2009, according to the most recently available data published by American Trucking Associations, Inc.  The trucking industry includes both private fleets and "for-hire" carriers.  We operate in the highly fragmented for-hire truckload segment of this market, which generated revenues of approximately $246.2 billion in 2009.  Our dedicated business also competes in the estimated $259.6 billion private fleet portion of the overall trucking market, by seeking to convince private fleet operators to outsource or supplement their private fleets.

The U.S. trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominate the market.  Service and price are the principal means of competition in the trucking industry.  We compete to some extent with railroads and rail-truck intermodal service but attempt to differentiate ourselves from them on the basis of service.  Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduce the effectiveness of such service to customers with time-definite pick-up and delivery schedules.  In times of high fuel prices or less consumer demand, however, rail-intermodal competition becomes more significant.

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

Regulation

Our operations are regulated and licensed by various U.S. agencies.  Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations.  We operate within Mexico by utilizing third-party carriers within that country.  Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service.  Such matters as weight and equipment dimensions are also subject to U.S. regulations.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS") also regulate our equipment, operations, and drivers.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart (the "Final Rule").  However, advocacy groups have continued to challenge the Final Rule.  On December 20, 2010, the FMCSA issued a Notice of Proposed Rulemaking that would place additional limits on the time drivers may operate a commercial motor vehicle.  Among the proposed revisions is a provision that all driving time must be completed within a 14-hour period and that timeframe must include at least a one-hour break.  The proposal also provides that the 34-hour restart may only be used once per week and must include two periods between midnight and six a.m.  The rule also contemplates reducing the maximum driving time in a 24-hour period from 11 hours to 10 hours.  The public comment period on the proposal closes on March 4, 2011, and a Final Rule is expected to be published by July 26, 2011.

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

The FMCSA's CSA 2010 introduced a new enforcement and compliance model, which implements driver standards in addition to the company standards currently in place.  Under CSA 2010, the methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers.  As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.

Recently, our CSA 2010 ratings scored us above the established intervention threshold for one of the safety-related standards.  Based on this unfavorable rating, we may be prioritized for an intervention action and roadside inspection, either of which could adversely affect our results of operations.  In response to this unfavorable rating, we have updated safety training for drivers, including specific focus on drivers with scores in the lower percentiles of certain of the standards.  Additionally, we have reduced the maximum speed on a large portion of our fleet and enhanced programs that reward drivers for positive safety behavior.

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

Finally, the FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in their tractors to electronically monitor truck miles and enforce hours-of-service.  Approximately, 36% of our owned tractors are equipped with electronic on-board recorders, and we plan to have these devices installed on the majority of the fleet by December 31, 2011.

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

Regulations limiting exhaust emissions became more restrictive in 2010.  On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. On October 25, 2010, the NHTSA and the EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014.  In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers.  These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results.  In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us.  The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits.  Compliance with such regulations has increased the cost of new tractors, could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Fuel Availability and Cost

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts and through jurisdictions with lower fuel taxes, where possible.  The cost of fuel trended higher in 2010, after a reprieve in 2009 from the historical highs for petroleum products in 2008.  We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, purchased technology to enhance our management and monitoring of out-of-route miles, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that include minimum rates and fuel surcharges.  This combination of initiatives has contributed to significant improvements in fleet wide average fuel mileage.  Moreover, we have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs; however, even with the fuel surcharges, the price of fuel has affected our profitability.  Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, and for fuel used by refrigerated trailer units that generally are not billed to customers.  In addition, during 2009 and 2008, many customers attempted to modify their surcharge programs, some successfully, which has resulted in recovery of a smaller portion of fuel price increases.  In 2010, we refocused on ensuring fuel surcharges from customers were acceptable to mitigate the rising cost of fuel in 2010 and expected continued increase in 2011. Rapid increases in fuel costs or shortages of fuel could have a materially adverse effect on our operations or future profitability.

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel because prices for both generally move in similar directions.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX").  The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We recognize all derivative instruments at fair value on our consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income on our consolidated statements of operations.

During the fourth quarter of 2010, we sold all of our contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains.  The gains totaling $0.5 million are included in accumulated other comprehensive income, net of tax of $0.3 million.  As such, there are no outstanding derivative instruments at December 31, 2010. During 2010, $1.8 million was reclassified from accumulated other comprehensive income to earnings related to gains on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel.  At December 31, 2009, our derivative instruments had a fair value of $0.5 million and were included in other assets in the consolidated balance sheet, while the offsetting $0.3 million, net of tax of $0.2 million, was included in accumulated other comprehensive income.  No amounts were reclassified from accumulated other comprehensive income into earnings in 2009 given the futures swap contracts were forward starting in 2010 and as such there had been no transactions involving purchases of the related diesel fuel being hedged at December 31, 2009.

Based on the amounts in accumulated other comprehensive income as of December 31, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.8 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  We believe hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  During September and October, business sometimes increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, including fiscal 2010 and 2009, as we have seen increases in demand at varying times based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

Additional Information

At December 31, 2010, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CTG Leasing Company, a Nevada corporation; and Volunteer Insurance Limited, a Cayman Islands company.

Our headquarters is located at 400 Birmingham Highway, Chattanooga, Tennessee 37419, and our website address is www.ctginvestor.com.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge through our website.  Information contained in or available through our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K.

ITEM 1A.                      RISK FACTORS

Factors That May Affect Future Results

Our future results may be affected by a number of factors over which we have little or no control.  The following discussion of risk factors contains forward-looking statements as discussed in Item 1 above.  The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

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
•
Certain of our customers may face credit issues and could experience cash flow problems that may lead to payment delays, increased credit risk, bankruptcies, and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

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

In addition, it is not possible to predict the effects of actual or threatened terrorist attacks, efforts to combat terrorism, military action against any foreign state, heightened security requirements, or other related events.  Such events, however, could negatively impact the economy and consumer confidence in the U.S.  Such events could also have a materially adverse effect on our future results of operations.

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

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits.  If any claim was to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, if we experience a claim for which we do not have coverage, or if we have to increase our reserves.

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

We depend on the proper functioning and availability of our information systems, including financial reporting and operating systems, in operating our business.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services.  Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. We have begun a multi-year project to upgrade the hardware and software of our information systems. If any of our critical information systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner.  Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe.  Any system failure, delay, or complication in the upgrade, security breach, or other system failure could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

We may not be successful in improving our profitability.

We had significant losses from 2007 through 2009, attributable to operations, impairments, and other charges.  As a result of improvements in the economic environment in 2010, combined with certain Company-specific initiatives centered around decreasing our cost structure and focusing on target markets, we generated a profit in 2010.  Management believes profitable results are sustainable so long as the economic environment supports customer rate increases in excess of increases in our operating costs.  If we are unable to maintain and/or improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

Our Third Amended and Restated Credit Facility ("Credit Facility") and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with the covenants, restrictions, and requirements.  A default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have an $85.0 million Credit Facility with a group of banks and numerous other financing arrangements.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and a fixed charge coverage ratio. We have had difficulty meeting budgeted results in the past. If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain amendments or waivers under our Credit Facility, or we may incur fees in doing so.  See "Material Debt Agreements" below for additional information.

Certain other financing arrangements contain certain restrictions and non-financial covenants, as well.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral, or impose significant fees and transaction costs.  If acceleration occurs, economic conditions such as the recent credit market crisis may make it difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, credit may not be available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

Our substantial indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, capital leases, operating leases, and encumbered assets:

•	Our vulnerability to adverse economic conditions and competitive pressures is heightened;
•	We will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for other purposes;
•	Our flexibility in planning for, or reacting to, changes in our business and industry will be limited;
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

•	Many of our customers, including the majority of our top ten, are other transportation companies, and they may decide to transport their own freight.
•	Many customers reduce the number of carriers they use by selecting "core carriers" as approved service providers, and in some instances we may not be selected.
•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.
•	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.
•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.
•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers.  Generally, we do not have long-term contractual relationships with our major customers, and our customers may not continue to use our services or could reduce their use of our services.  For some of our customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous.  A reduction in or termination of our services, by one or more of our major customers, could have a materially adverse effect on our business and operating results.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Regulatory requirements, including CSA 2010 and proposed hours-of-service changes (both discussed below), and an improved economy could reduce the number of eligible drivers or force us to pay more to attract and retain drivers.  A shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.  In addition, we and our industry suffer from a high turnover rate of drivers.  The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the U.S. pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces.  We operate within Mexico by utilizing third-party carriers within that country.  Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods.  Other agencies, such as the EPA and the DHS, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the FMCSA, is currently engaged in a rulemaking proceeding regarding drivers’ hours-of-service, and the result could negatively impact utilization of our equipment. We are unable to predict what form the new hours-of-service rules may take, how a court may rule on challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules.  On the whole, however, we believe that any modifications to the current rules may decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT.  We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  Failure to comply with DOT safety regulations or downgrades in our safety rating could have a materially adverse impact on our operations or financial condition.  A downgrade in our safety rating could cause us to lose the ability to self-insure.  The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs.  In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.  Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

The FMCSA’s CSA 2010 implemented a new enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  As discussed more fully below, CSA 2010 may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Additionally, the FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in our tractors to electronically monitor truck miles and enforce hours-of-service. Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases, and decreased asset utilization.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks.  The TSA has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or let trucks sit idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our deadhead miles on customer shipments.  As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so.  These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle and/or travel. These restrictions could force us to alter our drivers’ behavior and routes, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

From time-to-time, various federal, state, or local taxes are increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

CSA 2010 could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA 2010, drivers and fleets are evaluated and ranked based on certain safety-related standards.  The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted.  Additionally, we have received certain deficiencies in our safety-related standards in the past.  Failure to cure such deficiencies, or the occurrence of future deficiencies could cause high-quality drivers to seek other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety ratings may increase and thus provide for increases in driver related compensation costs.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010.  Additionally, the current presidential administration has directed the EPA and NHTSA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014.  California has adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Compliance with such regulations has increased the cost of new tractors, could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the new diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Increased prices, reduced productivity, and scarcity of financing for new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors. Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines and due to the pricing power among equipment manufacturers.  More restrictive EPA emissions standards have required vendors to introduce new engines.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.

We have a combination of agreements and non-binding statements of indicative trade values covering the terms of trade-in commitments from our primary equipment vendors for disposal of a portion of our revenue equipment. From time-to-time, prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market.  We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we fail to enter into definitive agreements consistent with the indicative trade values, if we fail to enter into similar arrangements in the future, or if we do not purchase the required number of replacement units from the vendors.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are highly dependent upon the services of the following key employees: David R. Parker, our Chairman of the Board, Chief Executive Officer, and President and Joey B. Hogan, our Senior Executive Vice President and Chief Operating Officer. We currently do not have employment agreements with Messrs. Parker or Hogan.  The loss of any of their services could negatively impact our operations and future profitability.  We must continue to develop and retain a core group of managers if we are to continue to improve our profitability and have appropriate succession planning for key management personnel.

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

Our Chief Executive Officer and President and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board, Chief Executive Officer, and President, David Parker, and his wife, Jacqueline Parker, beneficially own approximately 27% of our outstanding Class A and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 46% of the voting power of all of our outstanding stock.  The Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

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

ITEM 3.                      LEGAL PROCEEDINGS

From time-to-time we are a party to routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.

ITEM 4.                      (REMOVED AND RESERVED)

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2009, to December 31, 2010.

Period	High	Low

Calendar Year 2009:

1st Quarter	$2.49	$1.60
2nd Quarter	$5.89	$1.91
3rd Quarter	$5.77	$3.25
4th Quarter	$5.18	$3.12

Calendar Year 2010:

1st Quarter	$6.45	$3.02
2nd Quarter	$8.19	$5.90
3rd Quarter	$9.90	$6.62
4th Quarter	$9.88	$6.63

On February 25, 2011, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $8.79.

As of February 25, 2011, we had approximately 132 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of February 25, 2011, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

ITEM 6.                      SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)
	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Freight revenue	$546,320	$520,495	$615,810	$602,629	$572,239
Fuel surcharge revenue	103,429	68,192	158,104	109,897	111,589
Total revenue	$649,749	$588,687	$773,914	$712,526	$683,828

Operating expenses:
Salaries, wages, and related expenses	213,115	216,158	263,793	270,435	262,303
Fuel expense	177,239	143,835	260,704	211,022	194,355
Operations and maintenance	36,716	35,409	42,459	40,437	36,112
Revenue equipment rentals and purchased transportation	71,474	76,484	90,974	66,515	63,532
Operating taxes and licenses	11,090	12,113	13,078	14,112	14,516
Insurance and claims	37,982	31,955	37,578	36,391	34,104
Communications and utilities	4,974	5,740	6,702	7,377	6,727
General supplies and expenses	19,344	23,593	26,399	23,377	21,387
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets (1)	51,807	48,122	63,235	53,541	41,150
Goodwill impairment charge (2)	-	-	24,671	-	-
Total operating expenses	623,741	593,409	829,593	723,207	674,186
Operating income (loss)	26,008	(4,722)	(55,679)	(10,681)	9,642
Other (income) expense:
Interest expense	16,566	14,184	10,373	12,285	7,166
Interest income	(2)	(144)	(435)	(477)	(568)
Loss on sale of Transplace investment and note receivable (3)	-	11,485	-	-	-
Loss on early extinguishment of debt	-	-	726	-	-
Other	(20)	(199)	(160)	(183)	(157)
Other expenses, net	16,544	25,326	10,504	11,625	6,441
Income (loss) before income taxes	9,464	(30,048)	(66,183)	(22,306)	3,201
Income tax expense (benefit)	6,175	(5,018)	(12,792)	(5,580)	4,582
Net income (loss)	$3,289	$(25,030)	$(53,391)	$(16,726)	$(1,381)

(1)
Includes a $15,791 pre-tax impairment charge related to revenue equipment in 2008.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of these impairments.

(2)
Represents a non-cash impairment charge to write off the goodwill associated with the acquisition of Star.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of this impairment.

(3)
Represents a non-cash loss on sale of investment in Transplace, Inc. ("Transplace") and a related receivable. See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description.

Basic income (loss) per share	$0.23	$(1.77)	$(3.80)	$(1.19)	$(0.10)

Diluted income (loss) per share	$0.23	$(1.77)	$(3.80)	$(1.19)	$(0.10)

Basic weighted average common shares outstanding	14,374	14,124	14,038	14,018	13,996

Diluted weighted average common shares outstanding	14,505	14,124	14,038	14,018	13,996

	Years Ended December 31,
	2010	2009	2008	2007	2006
Selected Balance Sheet Data:
Net property and equipment	$323,954	$278,335	$236,018	$247,530	$274,974
Total assets	$432,366	$398,312	$393,676	$439,794	$475,094
Long-term debt and capital lease obligations, less current maturities	$155,381	$146,556	$107,956	$86,467	$104,900
Total stockholders' equity	$100,698	$94,675	$118,820	$172,266	$188,844

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.45	$1.42	$1.53	$1.52	$1.51
Average freight revenue per total mile (1)	$1.31	$1.27	$1.36	$1.36	$1.36
Average freight revenue per tractor per week (1)	$3,137	$2,920	$3,105	$3,088	$3,077
Average miles per tractor per year	125,178	119,836	118,992	118,159	117,621
Weighted average tractors for year (2)	3,099	3,111	3,456	3,623	3,546
Total tractors at end of period (2)	3,087	3,113	3,292	3,555	3,719
Total trailers at end of period (3)	7,332	8,005	8,277	8,667	9,820

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by independent contractors.
(3)	Excludes monthly rental trailers.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Item 7 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

EXECUTIVE OVERVIEW

Our financial and operating performance in 2010 was encouraging and marked our best earnings results since 2005. The main factors that contributed to our improvements in 2010 include: (1) a significant increase in freight volumes compared with volume during the recession in 2009, combined with decreasing industry-wide truck capacity; (2) our intense focus on cost control that lowered our operating cost and reduced volatility; and (3) the implementation and execution of disciplined sales and operating procedures that improved our freight mix and operating efficiency.

Highlights of the year include the following:

●	Our consolidated operating ratio improved by 570 basis points to 95.2% in 2010 versus 100.9% in 2009;

●
Since year-end 2009, indebtedness, net of cash and including the present value of off-balance sheet obligations has decreased by $12.6 million to $263.3 million, despite reducing our tractor fleet age to 1.6 years at December 31, 2010;

●	We lowered our primary layer of self-insured retention limit on casualty claims from $4.0 million per incident to $1.0 million;

●	We extended our Credit Facility until September 2014 at more favorable terms;

●	We were in compliance with our financial covenant at December 31, 2010; and
●
We achieved net income of $3.3 million, or $0.23 per basic and diluted share, in 2010, compared with a net loss of $25.0 million, or ($1.77) per basic and diluted share, in 2009. Excluding the $11.5 million impairment charge in 2009, the net loss was $13.5 million or ($0.96) per basic and diluted share.

Our consolidated revenue increased to $649.7 million for the year ended December 31, 2010, a 10.4% increase from $588.7 million for the year ended December 31, 2009.  Higher fuel prices resulted in fuel surcharge revenues of $103.4 million during 2010, compared with $68.2 million for 2009.  Freight revenue, which for these purposes excludes fuel surcharges, increased 5.0% for the year ended December 31, 2010 from the year ended December 31, 2009.  We measure freight revenue because management believes that fuel surcharges tend to be a volatile source of revenue and removing such surcharges affords a more consistent basis for comparing results of operations from period-to-period.

We experienced a 7.4% increase in average freight revenue per tractor per week, improving to $3,137 in 2010 from $2,920 in 2009.  Our average miles per tractor increased 4.5% compared with 2009, while our average tractor fleet decreased 0.4%.  Our average freight revenue per total mile increased $0.036 per mile, or 2.8% in 2010, compared with 2009, despite a 10.2% increase in our average length-of-haul from 805 miles to 887 miles.  We reduced our empty miles by approximately 92 basis points as compared to 2009 as we further tightened acceptable lanes within our freight network, added additional technology aimed at reducing uncompensated miles, and added programs within our operations to further manage and mitigate deadhead.  We achieved 2010's improved results despite an average of approximately 3.0% of our tractor fleet being unseated in 2010, excluding wrecked units.

Our focus on cost control and efficiency continued to provide positive results in certain controllable cost items. Compared to 2009, our Truckload segment's operating expenses (including unallocated corporate overhead), net of surcharge revenue, were down $0.04 per mile.  The cost reductions were led by a $0.03 per mile decrease in salaries, wages, and related expenses, a $0.01 per mile reduction in net fuel costs, and a $0.01 decrease in general supplies and expenses, partially offset by a $0.01 per mile increase in insurance expense.  Our capital costs (combined depreciation and amortization, revenue equipment rentals, and interest expense) decreased by more than $2.5 million when comparing 2010 to 2009.  This was assisted by an improving market for used tractors in 2010 as we experienced higher average gains per tractor sold, more favorable revenue equipment financing terms, and a partial year benefit from reductions in the interest rate grids on our Credit Facility, which were effective August 1, 2010.  Similarly, our Solutions segment's operating expenses as a percentage of revenue (including purchased transportation) decreased to 96.3% of revenue in 2010 from 99.7% of revenue in 2009 primarily as a result of improving the cost structure in this segment in light of reductions in revenue.

In 2011, we expect an expanding economy to drive higher freight volumes while industry-wide capacity remains relatively stable or expands at a slower rate than freight demand.  In this supply and demand scenario, we expect truckload carriers to have the opportunity to improve their freight mix, increase freight rates, and allocate assets to more favorable operations.  Our primary areas of concern include higher fuel prices, the availability and compensation of qualified drivers, the costs and inefficiencies of governmental regulation, and higher equipment costs.  We believe we are well-positioned to improve our profitability compared with 2010.  However, in view of expected cost increases for fuel, drivers, and equipment, improving our profitability likely will require improving average revenue per mile.

We are encouraged by the progress made in 2010, but we recognize that there is hard work still to be done.  We remain committed to further improving the productivity of our existing fleet, operating efficiently, and positioning our Company for long-term success.

For information about our current trends and future outlook, readers are encouraged to review our statements contained in the "Results of Consolidated Operations" and "Results of Segment Operations" sections below.

RESULTS OF CONSOLIDATED OPERATIONS

For comparison purposes in the table below, we use freight revenue, or total revenue less fuel surcharges, in addition to total revenue when discussing changes as a percentage of revenue.  We believe excluding this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period-to-period.  Freight revenue excludes $103.4 million, $68.2 million, and $158.1 million of fuel surcharges in 2010, 2009, and 2008, respectively.

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2010	2009	2008		2010	2009	2008

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	32.8	36.7	34.1	Salaries, wages, and related expenses	39.0	41.5	42.8
Fuel expense	27.3	24.4	33.7	Fuel expense (1)	13.5	14.6	16.7
Operations and maintenance	5.7	6.0	5.5	Operations and maintenance	6.7	6.8	6.9
Revenue equipment rentals and purchased transportation	11.0	13.0	11.8	Revenue equipment rentals and purchased transportation	13.1	14.7	14.8
Operating taxes and licenses	1.7	2.1	1.7	Operating taxes and licenses	2.0	2.3	2.1
Insurance and claims	5.8	5.4	4.9	Insurance and claims	7.0	6.1	6.1
Communications and utilities	0.8	1.0	0.9	Communications and utilities	0.9	1.1	1.1
General supplies and expenses	2.9	4.0	3.2	General supplies and expenses	3.5	4.5	4.3
Depreciation and amortization (2)	8.0	8.2	8.2	Depreciation and amortization (2)	9.5	9.3	10.3
Goodwill impairment (3)	0.0	0.0	3.2	Goodwill impairment (3)	0.0	0.0	4.0
Total operating expenses	96.0	100.8	107.2	Total operating expenses	95.2	100.9	109.1
Operating income (loss)	4.0	(0.8)	(7.2)	Operating income (loss)	4.8	(0.9)	(9.1)
Other expense, net (4)	2.5	4.3	1.4	Other expense, net (4)	3.0	4.9	1.7
Income (loss) before income taxes	1.5	(5.1)	(8.6)	Income (loss) before income taxes	1.8	(5.8)	(10.8)
Income tax expense (benefit)	1.0	(0.9)	(1.7)	Income tax expense (benefit)	1.2	(1.0)	(2.1)
Net income (loss)	0.5%	(4.2)%	(6.9)%	Net income (loss)	0.6%	(4.8)%	(8.7)%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  The amounts were $103.4 million, $68.2 million, and $158.1 million in 2010, 2009, and 2008, respectively.

(2)
Includes a $9.4 million pre-tax impairment charge for held and used equipment and $6.4 million of pre-tax impairment charges for equipment held for sale in the year ended December 31, 2008, which together represent 2.0% of total revenue and 2.6% of freight revenue. See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of these impairments. Also includes gain (loss) on the sale of property and equipment totaling $4.3 million, ($0.1) million, and ($1.9) million in 2010, 2009, and 2008, respectively.

(3)
Represents a $24.7 million non-cash impairment charge to write off the goodwill associated with the acquisition of Star.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of this impairment.

(4)
Includes an $11.5 million non-cash loss on the sale of the investment in and note receivable from Transplace in 2009.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of the loss.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenue
For the twelve months ended December 31, 2010, total revenue increased $61.1 million, or 10.4%, to $649.7 million from $588.7 million in 2009.  Freight revenue increased $25.8 million, or 5.0%, to $546.3 million in the twelve months ended December 31, 2010, from $520.5 million in the same period in 2009.  For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.  The increased level of freight revenue in 2010 was primarily attributable to the improvement in the freight environment and certain Company-specific initiatives that improved rates and utilization compared to 2009.  We believe rates have improved as a result of customers sensing the tightening of capacity and understanding that capacity may tighten further in connection with CSA 2010 and looming potential changes in hours-of-service. Our average freight revenue per total mile increased $0.036 per mile, or 2.8%, compared with 2009.  Utilization and productivity have improved as a result of improved truckload fundamentals along with certain initiatives we have employed to increase asset productivity and utilization, reduce deadhead, and increase freight rates.  Reduced inventories, improved economic growth, and the continued reduction in the number of tractors on the road, particularly in the long-haul marketplace, provided for tighter capacity and thus higher spot-market prices in 2010 when compared to 2009.  Assuming capacity remains tight and freight volumes expand we expect to obtain overall rate increases in 2011 and beyond; however, deterioration in either of these factors would likely mitigate any rate increases and could jeopardize existing rates.

Salaries, wages, and related expenses
The decrease in salaries, wages, and related expenses as a percentage of freight revenue was primarily attributable to reductions in driver pay per mile, which was partially offset by 7.4 million more miles in 2010 than 2009, providing for a net $2.3 million reduction in the related expense.  Payroll expense for non-driver employees increased $0.3 million in 2010 from 2009 due to incentive pay, which was partially offset by fewer employees as a result of various initiatives to increase our ratio of tractors per non-driver employee.  Additionally, workers' compensation expense was $0.5 million less in 2010 than 2009 as a result of reduced claims activity in 2010 caused by a reduction in employees in 2010 and 2009 and credits related to certain prior period claims. Group health was $0.5 million higher in 2010 than 2009 primarily as the result of several large claims in 2010.  Included in salaries, wages, and related expenses is stock-based compensation expense for the twelve months ended December 31, 2010 and 2009 of approximately $1.0 million and $0.6 million, respectively.  We are experiencing a modest tightening in the driver market and expect the implementation of CSA 2010 to reduce the pool of available drivers, which will likely require us to increase driver pay in 2011.  Accordingly, going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).

Fuel expense
We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the year; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the U.S. Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Given fuel volatility, we experienced favorable fuel surcharge trends in the first half of 2010 and unfavorable trends in the second half of 2010; however, the full-year 2010 impact was not significant.  Even though the DOE's national average cost of diesel fuel increased $0.53 per gallon in 2010 compared with 2009, we experienced a $0.01 per mile reduction in our net cost of fuel and a reduction in fuel expense as a percentage of freight revenue.  These decreases are primarily the result of increased fuel surcharge recovery, reduced idle time, and the positive results of our fuel hedging program.  Our hedging program provided for a $2.6 million reduction in fuel expense during 2010.  Based on the amounts in accumulated other comprehensive income as of December 31, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.8 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.  `

Operations and maintenance
Operations and maintenance, consisting primarily of vehicle maintenance, repairs, and driver recruitment expenses, decreased in 2010 from 2009 as a percentage of freight revenue as a result of managing non-essential expenses and a slightly younger fleet.  With the recovering economic environment in 2009 and early 2010, we had more difficulty recruiting and retaining drivers, which resulted in a year-over-year increase in driver recruitment expenses.  With CSA 2010 likely limiting the pool of available drivers and the average age of our fleet likely increasing, our operations and maintenance could increase or be volatile going forward.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in 2010 from 2009 was a result of the increased revenue per total mile discussed above, an $8.9 million decrease in tractor and trailer equipment rental expense, and a $6.0 million decrease in payments to third-party transportation providers  partially offset by a $10.1 million increase in payments to independent contractors.  The decrease in revenue equipment rentals expense is a result of financing all 2010 revenue equipment additions with balance sheet debt and capital leases as opposed to replacing existing operating leases.  We had 28 tractors and 4,611 trailers financed under operating leases at December 31, 2010, compared with 236 tractors and 5,987 trailers at December 31, 2009. Payments to third-party transportation providers associated with our Solutions subsidiary decreased in 2010 from 2009, primarily due to decreased load count partially offset by higher rates and fuel costs passed on to those providers.  We had a significant increase in payments to independent contractors in 2010 from 2009, mainly due to an increase in the size of our independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by our Solutions segment and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  For 2011, we anticipate adding new tractors primarily through on-balance sheet financing.  Accordingly, the percentage of our tractor fleet financed with operating leases is expected to decrease in the near term. If the economy continues to improve, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue.  Additionally, although we continue to recruit independent contractors, the addition of independent contractors to our fleet has slowed recently.

As discussed herein, on October 28, 2010, certain of our subsidiaries entered into a Letter Agreement with Transport International Pool, Inc. ("TIP"), relating to and modifying the Master Lease Agreement dated April 15, 2003 with TIP.  Contemporaneously with the execution of the Letter Agreement, we returned 543 trailers in order to better match our trailer fleet with our current number of tractors.  Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012.  The improved rental rate, coupled with the reduction in rental expense associated with the return of 543 trailers, is expected to provide us with savings on the TIP trailers in 2011.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in 2010 from 2009 as a percentage of freight revenue as a result of higher claims and premium expense during 2010.  Although our driver and safety teams achieved historically low reportable accidents per million miles for the twelve months ended December 31, 2010, we experienced a small number of severe accidents in the first and third quarters of 2010 and a slight increase in the period-over-period loss development expense resulting from claims that occurred in prior periods.  The increase in premium expense related to the insurance renewal that was effective April 1, 2010, which reduced our self-insured retention limit for the primary layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

General supplies and expenses
The decrease in general supplies and expenses as a percentage of freight revenue in 2010 from 2009 is primarily the result of the increase in revenue discussed above as well as a reduction in the various expenses as a result of our cost saving initiatives.  The larger decreases included a $1.3 million reduction in bad debt expense given several large bankruptcies and reserve adjustments in 2009, a $0.9 million reduction in agent fees a result of reduced revenue at our Solutions segment in 2010, and a $0.5 million reduction in building rent a result of consolidating certain locations.  We expect continued reductions in general supplies and expenses as a percentage of freight revenue in 2011 as certain consulting expenses related to our initiatives to improve our revenue equipment productivity, utilization, and reduced costs will not be recurring in 2011.

Depreciation and amortization
Depreciation and amortization, consisting primarily of depreciation of revenue equipment, increased as a percentage of freight revenue in 2010 from 2009 as a result of the increased cost of new tractors and financing all 2010 revenue equipment additions with balance sheet debt and capital leases, whereby a portion of the replaced equipment had previously been operated under operating leases. We owned 2,919 and 2,784 tractors and had 348 and 300 trailers under capital leases at December 31, 2010 and 2009, respectively. These increases were partially offset by gains on the sale of equipment totaling $4.3 million in 2010 compared to a loss of $0.1 million in 2009. We anticipate purchasing additional equipment through on-balance sheet financing over the next twelve months, which will likely cause an increase in depreciation and amortization in the near term.

Other expense, net
The other expense category includes interest expense, interest income, and other miscellaneous non-operating items.  The decrease in the other expense, net category as a percentage of freight revenue relates to the Transplace impairment, which provided for $11.5 million of expense in 2009.  This decrease was partially offset by an increase in interest expense of $2.5 million, resulting from a period-over-period increase in debt related to an increase in financing revenue equipment with balance sheet debt.  As detailed below, we entered into a fourth amendment to our Credit Facility in August 2010, which, among other things, decreased the interest rate grids under the Credit Facility.

Income tax expense (benefit)
Fluctuations in income tax benefit are primarily the result of the related period's pre-tax results and the effects of certain non-cash charges.  The income tax expense in 2010, as opposed to a benefit in 2009, and the related percentage of freight revenue was primarily a result of producing net income in 2010 and therefore being subject to statutory taxing requirements. The increase was partially offset by the $0.6 million, net, favorable impact of the release of a portion of the valuation allowance on a prior period capital loss in 2010 as the result of generating capital gains to utilize a portion of the loss that related to our prior sale of our investment in Transplace. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Revenue
Total revenue decreased $185.2 million, or 23.9%, to $588.7 million in 2009, from $773.9 million in 2008.  Freight revenue excludes $68.2 million of fuel surcharge revenue in 2009 and $158.1 million in 2008.  Freight revenue (total revenue less fuel surcharges) decreased $95.3 million, or 15.5%, to $520.5 million in 2009, from $615.8 million in 2008.  The rate environment was difficult in 2009, and freight volumes were significantly lower than 2008 as a result of the overall weak economic environment.  The decreased level of freight revenue was primarily attributable to weak freight demand, excess tractor and trailer capacity in the truckload industry, and significant rate pressure from customers and freight brokers.  Through mid-year 2009, we continued to reduce the size of our tractor fleet to achieve greater utilization of the remaining tractors in our fleet and attempt to improve profitability.  With the assistance of this fleet reduction, we experienced an increase in average miles per tractor versus 2008.  Average freight revenue per tractor per week, our primary measure of asset productivity, decreased in 2009 from 2008, while total miles were down from 2008.

Salaries, wages, and related expenses
The decrease for salaries, wages, and related expenses was attributable to a decrease in driver pay of $33.7 million as a result of a 38.4 million reduction in truck miles, a decrease in driver pay per mile, and an increase in participation in our driver per diem pay program. Our payroll expense for employees, other than over-the-road drivers, decreased $6.1 million due to a reduction in our non-driver work force. Additionally, workers' compensation and group health costs were lower in 2009 than 2008 primarily as a result of reduced miles and head count along with favorable development in workers' compensation claims.

Fuel expense
During 2009, fuel prices averaged $1.35 less per gallon and were less volatile than in 2008, contributing to the decrease in net fuel expense along with multiple operating improvements, and the continued addition of auxiliary power units and more fuel efficient engines which improved fuel efficiency. After reaching unprecedented record fuel high fuel prices during most of 2008, diesel fuel prices started to fall in the fourth quarter of 2008 and continued through the first quarter of 2009.

Insurance and claims
Insurance and claims decreased, on a per mile basis, approximately half a cent when comparing 2009 to 2008 because of a lower accident rate and slightly higher miles per tractor.  Our overall safety performance improved in 2009 as our DOT reportable accidents dropped to the lowest level per million miles since 2001, giving us the best overall safety performance for at least nine years (based on DOT reportable accidents per million miles).

Depreciation and amortization
Depreciation and amortization decreased in 2009 from 2008, as a result of a $15.8 million revenue equipment impairment charge that was recorded in 2008 with no similar charge in 2009.  See "Additional Information Concerning Non-Cash Charges" below for a further description of impairment charges affecting our operating results.  Additionally, included in depreciation and amortization was $1.9 million of losses on the sale of property and equipment in 2008, with only $0.1 million of losses in 2009.  Excluding the impairment charge and the losses on sale of equipment, depreciation and amortization would have increased in 2009 compared to 2008 as a result of having more owned tractors on our balance sheet as opposed to leased, as we owned 2,784 and 2,555 tractors at December 31, 2009 and 2008, respectively.

Goodwill
Goodwill impairment in 2008 related to the $24.7 million write-off of all goodwill associated with our 2006 acquisition of Star, while there was no similar charge in 2009.  This amount was non-cash and non-deductible for tax purposes.  See "Additional Information Concerning Non-Cash Charges" below for a further description of impairment charges affecting our operating results.

Other expense, net
The increase in the other expense, net category in 2009 compared to 2008 was primarily attributable to the loss on the sale of the investment in and note receivable from Transplace, which provided for $11.5 million of the increase.  The remainder of the increase is a result of higher interest costs in 2009, compared to 2008, resulting from a period-over-period increase in debt and the increase in our average interest rate on our Credit Facility, as amended, compared to the average interest rate in 2008.

Income tax benefit
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

RESULTS OF SEGMENT OPERATIONS

We operate two reportable business segments.  Our Asset-Based Truckload Services ("Truckload") segment consists of Covenant Transport, SRT, and Star.  Our Brokerage Services segment consists of Covenant Transport Solutions, Inc. ("Solutions").  The operation of each of these businesses is described in our notes to the "Business" section.  Unallocated corporate overhead includes costs that are incidental to our activities and are not specifically allocated to one of the segments.  The following table summarizes financial and operating data by segment:

	Twelve months ended December 31,
(in thousands)	2010	2009	2008

Revenues:

Asset-Based Truckload Services	$610,291	$541,325	$719,220
Brokerage Services	39,458	47,362	54,694

Total	$649,749	$588,687	$773,914
Operating Income (loss):

Asset-Based Truckload Services	$35,390	$10,552	$(37,091)
Brokerage Services	1,462	155	466
Unallocated Corporate Overhead	(10,844)	(15,429)	(19,054)

Total	$26,008	$(4,722)	$(55,679)

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Our Truckload segment revenue increased in 2010 when compared to 2009 as the result of increases in utilization, rates, and fuel surcharge revenue.  Rates and utilization improved as a result of improved truckload fundamentals including inventory re-stocking, economic growth, and tightened capacity.  Additionally, fuel price increases and increases in fuel surcharge revenue provided for a $35.2 million increase in fuel surcharge revenue for 2010 compared to 2009.  The Truckload segment's operating expenses (including unallocated corporate overhead), net of fuel surcharge revenue, decreased $0.04 per mile in 2010 versus 2009.  The cost reductions were led by a $0.03 per mile decrease in salaries, wages, and related expenses, a $0.01 per mile reduction in net fuel costs, and a $0.01 decrease in general supplies and expenses, partially offset by a $0.01 per mile increase in insurance expense.

Our Solutions segment revenue decreased for 2010, when compared to 2009 as the result of an elimination of unprofitable freight and agents as evidenced by a 21% decrease in loads, partially offset by an increase in revenue per load and per loaded mile resulting from freight with a higher rate per mile and more miles per load.  Net revenue (total revenue less purchased transportation) was 16.6% in 2010 and 2009.  Solutions' other operating expenses as a percentage of revenue decreased to 11.9% of revenue in 2010 from 15.2% of revenue in 2009. This was primarily the result of reduced overhead arising from headcount reductions, changes in our agent commission structure, and reductions in bad debt expense.  We have continued to improve our cost structure in this segment in light of reductions in revenue, with the goal of growing the segment's revenue base, generating appropriate gross margins, and maintaining a lean cost structure such that the business is a truly variable cost business and should produce a positive operating profit in most freight environments.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Our Truckload segment revenue decreased in 2009 compared to 2008.  Lower fuel prices resulted in significantly lower fuel surcharge revenue in 2009 versus 2008.  The decrease in freight revenue is related to a decrease in rates and miles as a result of the weakened economy in 2009. In 2009, management decreased the fleet size approximately 10% in response to weak demand.  Excluding unallocated corporate overhead, the segment generated an operating income for 2009, compared to an operating loss for 2008, primarily due to certain non-cash charges in 2008 totaling $40.5 million related to the impairment of certain property and equipment and Star's goodwill, both of which are discussed in more detail below.  Excluding these charges in 2008, the Truckload segment generated an increase in operating income in 2009 from 2008, excluding impairment charges, as a result of lower net fuel expenses and cost savings initiatives.

Our Solutions segment revenue decreased for 2009, compared to 2008.  The decrease was primarily attributable to a reduction in the portion of revenue attributable to fuel surcharges given fuel was at historic highs throughout much of 2008 and less volume due to the closure of a large company store in October 2008.  Excluding unallocated corporate overhead, operating income for our Solutions segment also declined for 2009, compared to 2008.  The decreases are a result of an increase in bad debt expense of $0.3 million from 2008 due to several large bankruptcies, an increase in purchased transportation expense per revenue dollar, and an increase in depreciation expense of approximately $0.3 million related to accelerating the depreciation of certain software that was abandoned in 2010.    These increases were partially offset by various reductions in selling, general, and administrative expenses as a result of cost savings initiatives.

Additional Information Concerning Non-Cash Charges

Transplace

From July 2001 to December 2009, we owned approximately 12.4% of Transplace, a global logistics provider.  During the first quarter of 2005, we loaned Transplace approximately $2.6 million through a 6% interest-bearing note receivable.  After receiving an offer to purchase our 12.4% equity ownership and related note receivable that was accepted by a majority of Transplace's stockholders, we determined that the value of our equity investment had become completely impaired in the third quarter of 2009, and the value of the note receivable had become impaired by approximately $0.9 million.  As a result, we recorded a non-cash impairment charge of $11.6 million during the third quarter of 2009.

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

Goodwill

In light of changes in market conditions and the related declining market outlook for our Star operating subsidiary, which is included in our Truckload segment, noted in the fourth quarter of 2008, we engaged an independent third party to assist us in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, or $1.75 per basic and diluted share, non-cash goodwill impairment charge, recorded in the fourth quarter of 2008.  There was no tax benefit associated with this nondeductible charge. We conducted our 2010 annual impairment test for goodwill in the second quarter and did not identify any impairment.

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

Similarly, we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter of 2008 and $5.2 million was recorded in the fourth quarter of 2008) to write down the carrying values of tractors and trailers held for sale in our Truckload segment.  Our evaluation of the future cash flows compared to the carrying value of the tractors and trailers in-use in 2010 has not resulted in any additional impairment charges.  Additionally, there were no indicators triggering an evaluation for impairment of assets held for sale during 2010, as evidenced by the aforementioned gains on the disposal of revenue equipment, including assets held for sale.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies  and a refund of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009.  Our primary sources of liquidity at December 31, 2010, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $30.7 million and $17.8 million at December 31, 2010 and 2009, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

We do not expect to experience material liquidity constraints in the foreseeable future or on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us.  As discussed below, on August 31, 2010, we obtained a fourth amendment to our Credit Facility that, among other things, extended the maturity date of the Credit Facility from September 2011 to September 2014.  Additionally, borrowings from the financial affiliates of our primary revenue equipment suppliers are expected to be available to fund the majority of new tractors expected to be delivered in 2011, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or the Credit Facility.  We had less than $0.1 million in borrowings outstanding under the Credit Facility as of December 31, 2010, undrawn letters of credit outstanding of approximately $44.7 million, and available borrowing capacity of $37.8 million.  Our intra-period borrowings under the Credit Facility have ranged between zero and $16.9 million during the fourth quarter of 2010 and between zero and $21.8 million during 2010.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were higher in 2010 than 2009, primarily due to a $16.8 million increase in profitability, excluding the $11.5 million non-cash charge related to Transplace in 2009.  Cash from operating activities was higher as the result of the receipt in 2010 of an $8.7 million refund of federal income taxes and $0.8 million of cash received related to fuel hedge contracts terminated whereby the related gain has been deferred in accumulated other comprehensive income, with no similar items in 2009.  The $26.1 million year-over-year change in the adjustment to net income (loss) for deferred taxes relates to receipt of the aforementioned refund of federal income taxes and financing of revenue equipment with balance sheet debt. Additionally, as a result of an increase in our acquisition of revenue equipment using balance sheet debt as opposed to operating leases, the adjustment to net income (loss) for depreciation and amortization was $56.1 million in 2010 versus $48.0 million in 2009, partially offset by gains and losses on the sale of property and equipment in 2010 and 2009, respectively.  Cash used for insurance and claims accruals decreased by $11.2 million as the reduction in payments for certain large claims. These improvements also were offset by a decrease in our collections of receivables of $8.9 million, primarily resulting from the impact of fuel prices on revenue and accounts receivable.

The increase in net cash flows used in investing activities was primarily the result of an increase in our acquisition of revenue equipment using balance sheet financing as opposed to operating leases.  Also, when comparing the two periods, we reduced the fleet size in 2009 by disposing of equipment and not replacing it while we maintained a relatively consistent fleet size in 2010.  With an average fleet age of 1.6 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.

The changes in net cash flows provided by financing activities was primarily a function of a $21.5 million year-over-year change in the cash flows associated with the 2010 net repayments and 2009 net borrowings on our revolving credit facility and a $4.8 million year-over-year decrease in the change in checks outstanding in excess of bank balances.  These fluctuations were primarily the result of improved results from operations and operating cash flow in 2010 compared to 2009.  Additionally, in July 2010, we received $1.3 million from the exercise of stock options and a $0.4 million tax benefit related to the exercise of stock options and restricted share vesting, whereby there were no similar transactions in 2009.

Material Debt Agreements

In September 2008, we and substantially all of our subsidiaries (collectively, the "Borrowers") entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 2.5% and 3.25% based on average pricing availability.  LIBOR loans accrue interest at the greater of 1.5% or LIBOR, plus an applicable margin that is adjusted quarterly between 3.5% and 4.25% based on average pricing availability.  The unused line fee is adjusted quarterly between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had less than $0.1 million in borrowings outstanding under the Credit Facility as of December 31, 2010, undrawn letters of credit outstanding of approximately $44.7 million, and available borrowing capacity of $37.8 million.  The interest rate on outstanding borrowings as of December 31, 2010 and 2009 was 4.8% and 6.3%, respectively.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant, which required us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The fixed charge coverage covenant became effective October 31, 2008.

On March 27, 2009, we obtained an amendment to our Credit Facility, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3.0 million for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) set a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased our letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees of approximately $0.6 million.

On February 25, 2010, we obtained an additional amendment to our Credit Facility, which, among other things, (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required us to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement is 1.00 to 1.00 for each month hereafter, and we were in compliance with this covenant as of December 31, 2010.

On July 30, 2010, we obtained a third amendment to our Credit Facility, which allowed for a certain letter of credit totaling approximately $1.2 million to be issued with a term of longer than twelve months as required by the recipient. The Credit Facility, as amended, provides that each letter of credit renews annually, excluding the aforementioned exception.

On August 31, 2010, we obtained a fourth amendment to our Credit Facility, which was effective retroactively to August 1, 2010 and, among other things, (i) extended the maturity date of the Credit Facility from September 2011 to September 2014, (ii) decreased the applicable margin for base rate loans to a range between 1.25% and 2.00% and for LIBOR loans to a range between 2.25% and 3.00%, (iii) eliminated the LIBOR floor on the interest rate grid, (iv) improved the unused line fee pricing to 0.5% per annum when availability is less than $50.0 million and 0.75% per annum when availability is at or over such amount (previously the fee was 0.5% per annum when availability was less than $42.5 million and 0.75% when availability was at or over such amount), (v) reduced the field exam frequency from three field examinations of any Borrower's books and records and three appraisals of pledged equipment to two examinations and two appraisals, respectively, and (vi) decreased the frequency of borrowing base certificates to monthly from weekly; provided no default exists and availability is more than $15.0 million.  In exchange for these amendments, we agreed to the decreases in interest rates and fees described above and paid fees and expenses of approximately $0.5 million.

 Capital lease obligations are utilized to finance a portion of our revenue equipment.  The leases in effect at December 31, 2010 terminate in September 2014 through October 2015 and contain guarantees of the entire residual value of the related equipment by us.  As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for our revenue equipment installment notes include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2011 to June 2015. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered 2011, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Contractual Obligations and Commercial Commitments (1)

The following table sets forth our contractual cash obligations and commitments as of December 31, 2010:

Payments due by period: (in thousands)	Total	2011	2012	2013	2014	2015	Thereafter
Credit Facility, including interest (2)	$21	$-	$-	$-	$21	$-	$-

Revenue equipment and property installment notes, including interest (3)	$229,742	$79,837	$89,106	$39,941	$9,881	$10,977	$-

Operating leases (4)	$67,996	$13,696	$11,769	$6,413	$2,866	$2,730	$30,522

Capital leases (5)	$18,782	$2,518	$2,518	$2,518	$8,407	$2,821	$-

Lease residual value guarantees	$8,206	$8,206	$-	$-	$-	$-	$-

Purchase obligations (6)	$113,300	$112,900	$400	$-	$-	$-	$-
Total contractual cash obligations	$438,047	$217,157	$103,793	$48,872	$21,175	$16,528	$30,522

(1)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.
(2)
Represents principal and interest payments owed at December 31, 2010. The borrowings consist of draws under our Credit Facility, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2010, was utilized. The table assumes long-term debt is held to maturity. Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

(3)
Represents principal and interest payments owed at December 31, 2010. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates. The table assumes these installment notes are held to maturity. Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

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

(5)
Represents principal and interest payments owed at December 31, 2010.  The borrowings consist of capital leases with a finance company, with fixed borrowing amounts and fixed interest rates. Borrowings in 2014 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

(6)
Represents purchase obligations for revenue equipment totaling approximately $112.5 million in 2011. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. We also had commitments outstanding at December 31, 2010, to acquire computer software totaling $0.4 million in 2011 and 2012. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 8 and 9, "Debt" and "Leases", respectively, of the accompanying consolidated financial statements for further information.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At December 31, 2010, we had financed 28 tractors and 4,611 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $17.0 million in 2010, compared with $25.9 million in 2009 as we moved to financing new revenue equipment purchases with on-balance sheet financing. The total amount of remaining payments under operating leases as of December 31, 2010 was approximately $68.0 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. We estimate that the residual guarantees are approximately $8.2 million and $23.6 million at December 31, 2010 and 2009, respectively. The residual guarantees at December 31, 2010 expire in 2011. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

On October 28, 2010, we executed a Letter Agreement with TIP that modifies the Master Lease Agreement dated April 15, 2003, between TIP and the Company, pursuant to which we have entered into (among others) equipment lease schedules covering 2,446 trailers (the "Designated Schedules") scheduled to expire between November 2010 and May 2011.  In addition, contemporaneously with the execution of the Letter Agreement, we returned 543 trailers in accordance with the terms of the Master Lease Agreement in order to better match our trailer fleet with our current number of tractors. Pursuant to the terms of the Letter Agreement, upon the scheduled expiration of each of the Designated Schedules, we will lease from TIP the trailers that are subject to such Designated Schedule on the terms and conditions set forth in the Letter Agreement and a new lease schedule attached to and made a part of the Letter Agreement. Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012. The improved rental rate, coupled with the reduction in rental expense associated with the return of 543 trailers, is expected to provide us with savings on the TIP trailers in fiscal year 2011. In order to induce TIP to enter into the agreement, we and certain of our subsidiaries delivered to TIP a corporate guaranty, in which the guarantors agreed to guaranty all existing and future obligations of the Company and its subsidiaries from time-to-time owing to TIP, including, without limitation, all obligations under the Master Lease Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances.  Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures.  Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions.  Accordingly, actual results could differ from those anticipated.  A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1, "Summary of Significant Accounting Policies," of the consolidated financial statements attached hereto.  The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Depreciation of Revenue Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method.  Depreciation of revenue equipment is our largest item of depreciation.  We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 22% and new trailers over seven to ten years to salvage values of approximately 22%.  We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.  Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of 60 months.  Amortization of leased assets is included in depreciation and amortization expense.

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

Although a portion of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers, we continue to have some tractors and substantially all of our owned trailers subject to fluctuations in market prices for used revenue equipment.  Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment.  Further declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment.

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

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired.  We perform our impairment tests of goodwill at the reporting unit level.  Our reporting units are defined as our subsidiaries because each is a legal entity that is managed separately.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset.  Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.  Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 4 to 20 years.

Insurance and Other Claims

The primary claims arising against us consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses.  Our insurance program involves self-insurance with high risk retention levels.  Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts.  We accrue the estimated cost of the uninsured portion of pending claims.  Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  We have significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning our aggregate coverage limits.  If any claim occurrence were to exceed our aggregate coverage limits, it would have to accrue for the excess amount.  Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.  If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Effective April 1, 2010, we finalized our casualty insurance renewal which resulted in a reduction in our self-insured retention limit for the primary excess layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  The policy is a three-year policy and includes a limit for a single loss of $9.0 million, an aggregate of $15.0 million for each policy year, and a $27.0 million aggregate for all three years.  The policy includes a policy release premium refund of up to $4.0 million per year, if certain losses are not met and we were to commute the policy for that policy year.  No receivable was recorded at December 31, 2010 as it is not probable that any premium refund will be received.  Additionally, effective April 1, 2010, we entered into new excess policies for one to three years that cover up to $30.0 million per claim, subject to certain aggregate limits.  Prior to April 1, 2010, we had insurance coverage up to $50.0 million per claim and were self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, except for Star where we have insurance coverage for all periods presented up to $2.0 million per claim after the first $0.3 million for which we are self-insured.  We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.25 million.  Effective April 1, 2010, we purchased coverage on an occurrence/per claim basis for any cargo losses in the $0.3 million to $2.0 million layer, with our contracts generally excluding the value of any cargo in excess of $2.0 million.  Prior to April 1, 2010, we generally were completely self-insured for damages to the cargo we hauled.  We also maintain a self-insured group medical plan for our employees with annual per individual claimant stop-loss deductible of $0.4 million with a maximum lifetime benefit of $0.6 million.  We are completely self-insured for physical damage to our own tractors and trailers.

Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Lease Accounting and Off-Balance Sheet Transactions

We issue residual value guarantees in connection with the operating leases we enter into for certain of our revenue equipment.  These leases provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.  The estimated values at lease termination involve management judgments.  As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

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

Our policy is to recognize income tax benefit arising from the exercise of stock options and restricted share vesting based on the ordering provisions of the tax law as proscribed by the Internal Revenue Code, including indirect tax effects, if any.

Stock-Based Employee Compensation

We issue several types of share-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions.  Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee.  Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests.  Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance and market based awards, respectively, and requires judgment, including forecasting future financial results and market performance.  The estimates are revised periodically based on the probability and timing of achieving the required performance and market targets, respectively, and adjustments are made as appropriate.  Awards that are only subject to time vesting provisions are amortized using the straight-line method.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. Borrowings under our revolving credit facility approximate fair value due to the variable interest rate on the facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 14 to the consolidated financial statements, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

Recent Accounting Pronouncements

There are no recently promulgated accounting pronouncements (either recently adopted or yet to be adopted) that are likely to have a material impact on our financial reporting in the foreseeable future.  See "Recent Accounting Pronouncements" in Note 1 to the consolidated financial statements.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations.  During the past three years, the most significant effects of inflation have been on revenue equipment prices and fuel prices.  New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices.  The cost of fuel has been extremely volatile over the last three years, with costs trending upward in 2010 after a reprieve in 2009 from the record high prices in 2008.  Although we believe at least some of this increase primarily reflects the weak U.S. dollar, increased Asian demand for petroleum products, and unrest in certain oil-producing countries, rather than underlying inflationary pressure, we have attempted to limit the effects of inflation through certain cost control efforts and limiting the effects of fuel prices through fuel surcharges. Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  We impose fuel surcharges on substantially all accounts.  These arrangements generally do not fully protect us from fuel price increases and also may prevent us from receiving the full benefit of any fuel price decreases.  We may be forced to make cash payments under the hedging arrangements and the absence of meaningful fuel price protection through these measures could adversely affect our profitability.

The cost of engines used in our tractors are subject to emissions control regulations, which have substantially increased our capital costs since additional and more stringent regulation began in 2002.  As of December 31, 2010, 88% of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2007 and 3% of our tractor fleet has engines compliant with stricter regulations regarding emissions that became effective in 2010. Compliance with such regulations has increased and will continue to increase the cost of new tractors, may not provide fuel mileage increases proportionate to the increase in the cost of equipment, and could increase our operations and maintenance expense.  These adverse effects  and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  During September and October, business sometimes increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, including fiscal 2010 and 2009, as we have seen increases in demand at varying times based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

We are subject to risks associated with the availability and price of fuel, which are subject to political, economic, and market factors that are outside of our control.  We also may be adversely affected by the timing and degree of fluctuations in fuel prices.  Our fuel-surcharge program mitigates the effect of rising fuel prices but does not always result in fully recovering the increase in its cost of fuel.  In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather and due to fluctuations in the price of fuel between the fuel surcharge's benchmark index reset.

In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel because prices for both generally move in similar directions.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX.  Based on retrospective and prospective regression analyses, changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

During the fourth quarter of 2010, we sold all of our contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains.  The gains totaling $0.5 million are included in accumulated other comprehensive income, net of tax of $0.3 million.  As such, there are no outstanding derivative instruments at December 31, 2010.  During 2010, $1.8 million was reclassified from accumulated other comprehensive income to earnings related to gains on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel.

The aggregate result of our various hedging activities provided for a reduction of $2.6 million in fuel costs in 2010. Based on our expected fuel consumption for 2011, a one dollar change in the related price of heating oil or diesel per gallon would change our net fuel expense by approximately $19.8 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might raise.  Of our total $225.2 million of debt, we had $2.9 million of variable rate debt outstanding at December 31, 2010, including both our Credit Facility and a real-estate note whereas at December 31, 2009, of our total $215.0 million of debt, we had $15.9 million of variable rate debt outstanding including both our Credit Facility and a real-estate note.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pre-tax earnings by less than $0.1 million and $0.2 million as of December 31, 2010 and December 31, 2009, respectively.  Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries including the consolidated balance sheets as of December 31, 2010 and 2009, and the related statements of operations, statements of stockholders' equity and comprehensive income (loss) and statements of cash flows for each of the years in the three-year period ended December 31, 2010, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm as of and for the years ended December 31, 2010, 2009, and 2008 are set forth at pages 45 through 69 elsewhere in this report.

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

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15 promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

We have confidence in our internal controls and procedures.  Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report given our status as a non-accelerated filer.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  In accordance with these controls and procedures, information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2011 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement are not incorporated by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled "Executive Compensation", "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance – Committees of the Board of Directors – The Compensation Committee –Compensation Committee Report" in our Proxy Statement for the 2011 annual meeting of stockholders; provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Report" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2010, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights		Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	620,000 (1) 771,000 (2)	$ $	14.66 -	- 191,000
Equity compensation plans not approved by security holders	-		-	-
Total	1,391,000		$14.66	191,000

(1)	Stock Options granted under our 1994, 2003, and 2006 Incentive Plans.
(2)	Restricted Stock granted under the 2006 Omnibus Incentive Plan.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm – KPMG LLP	45
		Consolidated Balance Sheets	46
		Consolidated Statements of Operations	47
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	48
		Consolidated Statements of Cash Flows	49
		Notes to Consolidated Financial Statements	50

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report.  Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
3.2		Amended and Restated Bylaws, dated December 6, 2007 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K, filed March 17, 2008)
4.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
4.2		Amended and Restated Bylaws, dated December 6, 2007 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K, filed March 17, 2008)
10.1		401(k) Plan (Incorporated by reference to Exhibit 10.10 to the Company's Form S-1, Registration No. 33-82978, effective October 28, 1994)
10.2
Master Lease Agreement, dated April 15, 2003, between Transport International Pool, Inc. and Covenant Transport, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A, filed October 31, 2003)

10.3	*
Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 5, 2004)

10.4
Purchase and Sale Agreement, dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K, filed March 31, 2010)

10.5
Lease Agreement, dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K, filed March 31, 2010)

10.6
Lease Guaranty, dated April 3, 2006, by Covenant Transport, Inc., a Nevada corporation, for the benefit of CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.20 to the Company's Report on Form 8-K, filed April 7, 2006)

10.7	*	Form of Restricted Stock Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q, filed August 9, 2006)
10.8	*
Form of Restricted Stock Special Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q, filed August 9, 2006)

10.9	*	Form of Incentive Stock Option Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q, filed August 9, 2006)

10.10		Form of Lease Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed August 11, 2008)
10.11		Amendment to Lease Agreement (Open End) (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed August 11, 2008)
10.12		Form of Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, filed August 11, 2008)
10.13		Amendment to Direct Purchase Money Loan and Security Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, filed August 11, 2008)
10.14
Third Amended and Restated Credit Agreement, dated September 23, 2008, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K, filed March 31, 2010)

10.15	*	Covenant Transportation Group, Inc. Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed April 10, 2009)
10.16
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 27, 2009 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 15, 2009)

10.17	*	Description of Covenant Transportation Group, Inc. 2009 Voluntary Incentive Opportunity, dated March 31, 2009 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed May 15, 2009)
10.18	*
Description of Covenant Transportation Group, Inc. 2009 Named Executive Officer Bonus Program, dated March 31, 2009 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed May 15, 2009)

10.19
Second Amendment to Third Amended and Restated Credit Agreement, dated February 25, 2010, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 17, 2010)

10.20
Third Amendment to Third Amended and Restated Credit Agreement dated July 30, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2010)

10.21
Fourth Amendment to Third Amended and Restated Credit Agreement dated August 31, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 9, 2010)

10.22	#	Letter Agreement, dated October 28, 2010, between Transport International Pool, Inc., Covenant Transport, Inc. and CTG Leasing Company
21	#	List of Subsidiaries
23	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer

References:

#	Filed herewith
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 1, 2011	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 1, 2011
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	March 1, 2011
Richard B. Cribbs
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Bradley A. Moline	March 1, 2011
Bradley A. Moline
Director

/s/ William T. Alt	March 1, 2011
William T. Alt
Director

/s/ Robert E. Bosworth	March 1, 2011
Robert E. Bosworth
Director

/s/ Niel B. Nielson	March 1, 2011
Niel B. Nielson
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

/s/ KPMG LLP

Atlanta, Georgia
March 1, 2011

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2010 AND 2009 (In thousands, except share data)
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,361	$12,221
Accounts receivable, net of allowance of $1,537 in 2010 and $1,845 in 2009	60,816	64,857
Drivers' advances and other receivables, net of allowance of $2,499 in 2010 and $2,608 in 2009	4,591	3,311
Inventory and supplies	4,481	4,004
Prepaid expenses	8,833	7,172
Assets held for sale	802	9,547
Deferred income taxes	677	458
Income taxes receivable	1,577	257
Total current assets	91,138	101,827

Property and equipment, at cost	450,467	399,712
Less: accumulated depreciation and amortization	(126,513)	(121,377)
Net property and equipment	323,954	278,335

Goodwill	11,539	11,539
Other assets, net	5,735	6,611

Total assets	$432,366	$398,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$4,795	$4,838
Accounts payable	6,902	7,528
Accrued expenses	26,481	26,789
Current maturities of long-term debt	68,379	67,365
Current portion of capital lease obligations	1,399	1,098
Current portion of insurance and claims accrual	13,927	12,055
Total current liabilities	121,883	119,673

Long-term debt	141,963	134,084
Long-term portion of capital lease obligations	13,418	12,472
Insurance and claims accrual	10,900	11,082
Deferred income taxes	41,821	24,525
Other long-term liabilities	1,683	1,801
Total liabilities	331,668	303,637
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 12,190,682 and 11,840,568 outstanding as of December 31, 2010 and 2009, respectively	140	136
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	90,842	90,679
Treasury stock at cost; 1,278,408 and 1,628,522 shares as of December 31, 2010 and 2009, respectively	(16,799)	(19,195)
Accumulated other comprehensive income	476	305
Retained earnings	26,015	22,726
Total stockholders' equity	100,698	94,675
Total liabilities and stockholders' equity	$432,366	$398,312

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (In thousands, except per share data)
	2010	2009	2008
Revenues
Freight revenue	$546,320	$520,495	$615,810
Fuel surcharge revenue	103,429	68,192	158,104
Total revenue	$649,749	$588,687	$773,914

Operating expenses:
Salaries, wages, and related expenses	213,115	216,158	263,793
Fuel expense	177,239	143,835	260,704
Operations and maintenance	36,716	35,409	42,459
Revenue equipment rentals and purchased transportation	71,474	76,484	90,974
Operating taxes and licenses	11,090	12,113	13,078
Insurance and claims	37,982	31,955	37,578
Communications and utilities	4,974	5,740	6,702
General supplies and expenses	19,344	23,593	26,399
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets (1)	51,807	48,122	63,235
Goodwill impairment charge	-	-	24,671
Total operating expenses	623,741	593,409	829,593
Operating income (loss)	26,008	(4,722)	(55,679)
Other (income) expenses:
Interest expense	16,566	14,184	10,373
Interest income	(2)	(144)	(435)
Loss on early extinguishment of debt	-	-	726
Loss on sale of Transplace investment and note receivable	-	11,485	-
Other	(20)	(199)	(160)
Other expenses, net	16,544	25,326	10,504
Income (loss) before income taxes	9,464	(30,048)	(66,183)
Income tax expense (benefit)	6,175	(5,018)	(12,792)
Net income (loss)	$3,289	$(25,030)	$(53,391)

(1)	Includes a $15,791 pre-tax impairment charge related to revenue equipment in 2008.

Income (loss) per share:
Basic income (loss) per share:	$0.23	$(1.77)	$(3.80)

Diluted income (loss) per share:	$0.23	$(1.77)	$(3.80)

Basic weighted average shares outstanding	14,374	14,124	14,038

Diluted weighted average shares outstanding	14,505	14,124	14,038

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Class A	Class B

Balances at December 31, 2007	$135	$24	$92,238	$(21,278)	$-	$101,147	$172,266
Reversal of previously recognized stock-based compensation cost	-	-	(414)	-	-	-	(414)
Stock-based employee compensation cost	-	-	260	-	-	-	260
Issuance of restricted stock to non-employee directors from treasury stock	-	-	(172)	271	-	-	99
Net loss and comprehensive loss	-	-	-	-	-	(53,391)	(53,391)
Balances at December 31, 2008	$135	$24	$91,912	$(21,007)	$-	$47,756	$118,820
Net loss	-	-	-	-	-	(25,030)	(25,030)
Other comprehensive loss:
Unrealized gain on effective portion of fuel hedge, net of tax of $191	-	-	-	-	305	-	305
Comprehensive loss	-	-	-	-	305	(25,030)	(24,725)
Issuance of restricted stock to non-employee directors from treasury stock	-	-	(375)	475	-	-	100
Stock-based employee compensation cost	-	-	595	-	-	-	595
Issuance of restricted stock to employees from treasury stock, net of shares repurchased to satisfy minimum withholding requirements	1	-	(1,453)	1,337	-	-	(115)
Balances at December 31, 2009	$136	$24	$90,679	$(19,195)	$305	$22,726	$94,675
Net income	-	-	-	-	-	3,289	3,289
Other comprehensive income:
Unrealized gain on effective portion of fuel hedge, net of tax of $746	-	-	-	-	1,938	-	1,938
Comprehensive income	-	-	-	-	1,938	3,289	5,227
Reclassification of fuel hedge gain into statement of operations, net of income tax of $680	-	-	-	-	(1,767)	-	(1,767)
Issuance of restricted stock to non-employee directors from treasury stock	-	-	(62)	162	-	-	100
Issuance of restricted stock to employees from treasury stock, net of shares repurchased to satisfy minimum withholding requirements	2	-	(2,520)	2,234	-	-	(284)
Exercise of stock options	2	-	1,306	-	-	-	1,308
Income tax benefit arising from exercise of stock options and restricted stock vesting	-	-	421	-	-	-	421
Stock-based employee compensation cost	-	-	1,018	-	-	-	1,018

Balances at December 31, 2010	$140	$24	$90,842	$(16,799)	$476	$26,015	$100,698

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(In thousands)
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,289	$(25,030)	$(53,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	422	1,727	987
Loss on early extinguishment of debt	-	-	726
Depreciation and amortization, including impairment of property and equipment	56,100	47,987	61,289
Impairment of goodwill	-	-	24,671
Amortization of deferred financing fees	715	851	405
Loss on sale of Transplace investment and note receivable	-	11,485	-
Gain on ineffective portion of fuel hedge	-	(31)	-
Deferred gain on fuel hedge	773	-	-
Deferred income tax expense (benefit)	17,422	(8,664)	(2,456)
(Gain) loss on disposition of property and equipment	(4,293)	135	1,946
Income tax benefit arising from the exercise of stock options	(421)	-	-
Stock-based compensation expense (reversal), net	1,118	695	(55)
Changes in operating assets and liabilities:
Receivables and advances	1,018	9,948	7,023
Prepaid expenses and other assets	(2,097)	1,545	(1,709)
Inventory and supplies	(477)	(110)	286
Insurance and claims accrual	1,690	(9,543)	2,044
Accounts payable and accrued expenses	(4,420)	(97)	(1,458)
Net cash flows provided by operating activities	70,839	30,898	40,308

Cash flows from investing activities:
Acquisition of property and equipment	(137,347)	(113,063)	(89,024)
Proceeds from disposition of property and equipment	55,075	50,305	26,711
Payment of acquisition obligation	-	(250)	(333)
Net cash flows used in investing activities	(82,272)	(63,008)	(62,646)

Cash flows from financing activities:
Repurchase of Company stock, net of shares repurchased to satisfy minimum statutory withholding requirements	(284)	(115)	-
Proceeds from the exercise of stock options	1,308	-	-
Proceeds (repayments) from/of borrowings under revolving credit facility, net	(12,665)	8,879	(71,193)
Repayments of capital lease obligation	(1,158)	(298)	-
Change in checks outstanding in excess of bank balances	(43)	4,753	(4,487)
Proceeds from issuance of notes payable	97,766	95,592	188,455
Repayments of notes payable	(76,208)	(70,219)	(38,796)
Repayments of securitization facility, net	-	-	(47,964)
Debt refinancing costs	(564)	(561)	(1,877)
Income tax benefit arising from the exercise of stock options and restricted stock vesting	421	-	-
Net cash flows provided by financing activities	8,573	38,031	24,138

Net change in cash and cash equivalents	(2,860)	5,921	1,800

Cash and cash equivalents at beginning of year	12,221	6,300	4,500
Cash and cash equivalents at end of year	$9,361	$12,221	$6,300

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$16,710	$13,016	$9,296
Income taxes	$(7,928)	$239	$(12,480)
Equipment purchased under capital leases	$2,405	$14,000	$-
Non-cash change in variable rate real-estate note	$-	$157	$-
Accrued property additions	$-	$811	$-

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

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

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transportation, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver service, primarily in the southeastern United States.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk.  During 2010, 2009, and 2008, the Company's top ten customers generated 40%, 26%, and 20% of total revenue, respectively.  During the three year period ended December 31, 2010, no single customer represented more than 10% of total revenue.  The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 35 days and 40 days in 2010 and 2009, respectively.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2010, 2009, and 2008:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2010	$1,845	$422	($730)	$1,537

2009	$1,484	$1,727	($1,366)	$1,845

2008	$1,537	$987	($1,040)	$1,484

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method.  Depreciation of revenue equipment is our largest item of depreciation.  We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 22% and new trailers over seven to ten years to salvage values of approximately 22%.  We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.  Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of 60 months.  Amortization of leased assets is included in depreciation and amortization expense.

Although a portion of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers, we continue to have some tractors and substantially all of our owned trailers subject to fluctuations in market prices for used revenue equipment.  Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment.  Further declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment.

Impairment of Long-Lived Assets

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

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired.  We perform our impairment tests of goodwill at the reporting unit level.  Our reporting units are defined as our subsidiaries because each is a legal entity that is managed separately.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset.  Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.  Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 4 to 20 years.

Insurance and Other Claims

The primary claims arising against us consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses.  Our insurance program involves self-insurance with high risk retention levels.  Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts.  We accrue the estimated cost of the uninsured portion of pending claims.  Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims.  We have significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning our aggregate coverage limits.  If any claim occurrence were to exceed our aggregate coverage limits, it would have to accrue for the excess amount.  Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.  If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Effective April 1, 2010, we finalized our casualty insurance renewal which resulted in a reduction in our self-insured retention limit for the primary excess layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years.  The policy is a three-year policy and includes a limit for a single loss of $9.0 million, an aggregate of $15.0 million for each policy year, and a $27.0 million aggregate for all three years.  The policy includes a policy release premium refund of up to $4.0 million per year, if certain losses are not met and we were to commute the policy for that policy year.  No receivable was recorded at December 31, 2010 as it is not probable that any premium refund will be received.  Additionally, effective April 1, 2010, we entered into new excess policies for one to three years that cover up to $30.0 million per claim, subject to certain aggregate limits.  Prior to April 1, 2010, we had insurance coverage up to $50.0 million per claim and were self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, except for Star where we have insurance coverage for all periods presented up to $2.0 million per claim after the first $0.3 million for which we are self-insured.  We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.25 million.  Effective April 1, 2010, we purchased coverage on an occurrence/per claim basis for any cargo losses in the $0.3 million to $2.0 million layer, with our contracts generally excluding the value of any cargo in excess of $2.0 million.  Prior to April 1, 2010, we generally were completely self-insured for damages to the cargo we hauled.  We also maintain a self-insured group medical plan for our employees with annual per individual claimant stop-loss deductible of $0.4 million with a maximum lifetime benefit of $0.6 million.  We are completely self-insured for physical damage to our own tractors and trailers.

Insurance and claims expense varies based on the frequency and severity of claims, the premium expense, the level of self-insured retention, the development of claims over time, and other factors.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Interest

The Company capitalizes interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt.  Capitalized interest was less than $0.1 million in 2010, 2009, and 2008.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. Borrowings under our revolving credit facility approximate fair value due to the variable interest rate on the facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 14, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

Our policy is to recognize income tax benefit arising from the exercise of stock options and restricted share vesting based on the ordering provisions of the tax law as proscribed by the Internal Revenue Code, including indirect tax effects, if any.

Lease Accounting and Off-Balance Sheet Transactions

We issue residual value guarantees in connection with the operating leases we enter into for certain of our revenue equipment.  These leases provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  To the extent the expected value at the lease termination date is lower than the residual value guarantee; we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.  The estimated values at lease termination involve management judgments.  As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

Capital Structure

The shares of Class A and B common stock are substantially identical except that the Class B shares are entitled to two votes per share while beneficially owned by David Parker or certain members of his immediate family, and Class A shares are entitled to one vote per share. The terms of any future issuances of preferred shares will be set by the Company's Board of Directors.

Comprehensive Income (loss)

Comprehensive income (loss) generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for 2010 was comprised of the net income and the unrealized gain on the effective portion of diesel fuel hedges. Comprehensive loss for 2009 was comprised of the net loss, partially offset by the unrealized gain on the effective portion of diesel fuel hedges, while in 2008 comprehensive loss equaled net loss.

Income (loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The calculation of diluted loss per share for 2009 and 2008 excludes all unexercised options and unvested shares, since the effect of any assumed exercise of the related awards would be anti-dilutive as a result of the net loss in these periods.

The following table sets forth the calculation of net income (loss) per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2010	2009	2008
Numerator:

Net income (loss)	$3,289	$(25,030)	$(53,391)

Denominator:

Denominator for basic income (loss) per share – weighted-average shares	14,374	14,124	14,038
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	128	-	-
Equivalent shares issuable upon conversion of unvested employee stock options	3	-	-
Denominator for diluted income (loss) per share adjusted weighted-average shares and assumed conversions	14,505	14,124	14,038

Net income (loss) per share:
Basic income (loss) per share	$0.23	$(1.77)	$(3.80)
Diluted income (loss) per share	$0.23	$(1.77)	$(3.80)

Stock-Based Employee Compensation

We issue several types of share-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions.  Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee.  Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests.  Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance and market based awards, respectively, and requires judgment, including forecasting future financial results and market performance.  The estimates are revised periodically based on the probability and timing of achieving the required performance and market targets, respectively, and adjustments are made as appropriate.  Awards that are only subject to time vesting provisions are amortized using the straight-line method.

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

Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2010 presentation.  The reclassifications did not affect stockholders' equity or net income (loss) reported.

Recent Accounting Pronouncements

Improving Disclosures About Fair Value Measurements – In January 2010, the FASB issued authoritative guidance to clarify certain existing disclosure requirements and require additional disclosures for recurring and nonrecurring fair value measurements.  These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of recurring Level 3 measurements.  Further, the guidance amends employer's disclosures about post-retirement benefit plans to require that disclosures be provided by classes of assets instead of by major categories of assets.  The requirements of this guidance are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances, and settlements of Level 3 measurements, which is effective for periods ending after December 15, 2010. The adoption of this guidance did not affect the Company's consolidated financial statements.

2.           LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies and a refund of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009.  Our primary sources of liquidity at December 31, 2010, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $30.7 million and $17.8 million at December 31, 2010 and 2009, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

We do not expect to experience material liquidity constraints in the foreseeable future or on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us.  As discussed below, on August 31, 2010, we obtained a fourth amendment to our Credit Facility that, among other things, extended the maturity date of the Credit Facility from September 2011 to September 2014.  Additionally, borrowings from the financial affiliates of our primary revenue equipment suppliers are expected to be available to fund the majority of new tractors expected to be delivered in 2011, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or the Credit Facility.  We had less than $0.1 million in borrowings outstanding under the Credit Facility as of December 31, 2010, undrawn letters of credit outstanding of approximately $44.7 million, and available borrowing capacity of $37.8 million.  Our intra-period borrowings under the Credit Facility have ranged between zero and $16.9 million during the fourth quarter of 2010 and between zero and $21.8 million during 2010.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  The fair value of the hedge derivative asset was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)	December 31
Hedge derivative asset	2010	2009
Fair Value of Derivative	$-	$496
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$-	$496
Significant Unobservable Inputs (Level 3)	-	-

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

The 2006 Plan permits annual awards of shares of the Company's Class A common stock to executives, other key employees, non-employee directors and eligible participants under various types of options, restricted stock awards, or other equity instruments.  The number of shares available for issuance under the 2006 Plan is 700,000 shares unless adjustment is determined necessary by the Committee as the result of a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Class A common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available.  At December 31, 2010, 191,000 of these 700,000 shares were available for award under the 2006 Plan.  No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of the Company's Class A common stock.  No awards may be made under the 2006 Plan after May 23, 2016.  To the extent available, the Company has issued shares from treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense (benefit) of $1.0 million, $0.6 million, and ($0.1) million in 2010, 2009, and 2008, respectively.  Included in general supplies and expenses within the consolidated statements of operations is stock –based compensation expenses for non-employee directors of $0.1 million in 2010, 2009, and 2008. The benefit recorded in 2008 is the result of reversing $0.4 million of expense when it was determined that certain awards that contained performance conditions were not probable to vest. All stock compensation expense recorded in 2010, 2009 and 2008 relates to restricted stock given no options were granted during these periods. There was no expense related to previously granted awards given all options granted in 2007 and 2006 contained performance conditions that are not probable of being satisfied and all shares granted prior to December 31, 2005 were fully vested in 2005. Income tax benefits associated with stock compensation expense totaled $0.4 million in 2010 related to the exercise of stock options and restricted share vesting, resulting in a related reduction in taxable income and an offsetting increase to additional paid in capital. There were no tax benefits in 2009 or 2008.

The 2006 Plan allows participants to pay the Company for the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to the Company, shares of common stock having a fair market value equal to the minimum amount of such required withholding taxes.  To satisfy withholding requirements for shares that vested in 2010, certain participants elected to deliver to the Company approximately 41,000 Class A common stock shares, which were withheld at a weighted average per share price of $6.87 based on the closing price of our Class A common stock on the dates the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements.  We remitted approximately $0.3 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.  To satisfy withholding requirements for shares that vested in 2009, certain participants elected to deliver to the Company approximately 21,000 shares which were withheld at a per share price of $5.50, totaling approximately $0.1 million, based on the closing price of our common stock on the date the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The tax withholding amounts paid by the Company have been accounted for as a repurchase of shares in the accompanying consolidated statement of stockholders' equity. Furthermore, these deemed share repurchases are not included as part of the Company's stock repurchase program, noting such program expired on June 30, 2009.

The following table summarizes the Company's stock option activity for the fiscal years ended December 31, 2010, 2009, and 2008:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2007	1,205	$13.33	64 months	$-

Options granted	-	-
Options exercised	-	-
Options canceled	(109)	$12.30
Outstanding at December 31, 2008	1,096	$13.43	52 months	$-

Options granted	-	-
Options exercised	-	-
Options canceled	(116)	$14.05
Outstanding at December 31, 2009	980	$13.36	43 months	$-

Options granted	-	-
Options exercised	(163)	$8.00
Options canceled	(197)	$13.42
Outstanding at December 31, 2010	620	$14.66	38 months	$230

Exercisable at December 31, 2010	541	$15.81	32 months	$-

Performance based options account for 79,000 of the outstanding options at December 31, 2010, noting these options are not exercisable given the related performance had not be met at December 31, 2010.

During the third quarter of 2010, certain members of management exercised 163,000 stock options, which provided for $1.3 million of proceeds.

The following table summarizes the Company's restricted stock award activity for the fiscal years ended December 31, 2010, 2009, and 2008:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2007	500	$12.21

Granted	269	$3.44
Vested	-	-
Forfeited	(3)	$5.83
Unvested at December 31, 2008	766	$9.14

Granted	335	$3.07
Vested	(162)	$3.15
Forfeited	(165)	$9.30
Unvested at December 31, 2009	774	$7.76

Granted	370	$6.59
Vested	(228)	$3.07
Forfeited	(145)	$10.60
Unvested at December 31, 2010	771	$8.05

The unvested shares at December 31, 2010 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, noting that 96,000 of these awards vest solely based on continued service, which vest in varying increments between 2011 and 2015. Additionally, 109,000 awards vest based on market conditions such that one third of the each employee's awards vests if the Company's Class A Stock trades above $7, $9, and $11, respectively, for twenty trading days beginning January 1, 2011 through December 31, 2015. Furthermore, 54,000 awards will vest based if the Company's Class A Stock trades above $8 for thirty trading days beginning January 1, 2011 through December 31, 2011. Performance based awards account for 512,000 of the unvested shares at December 31, 2010, noting that 269,000 of these shares are not expected to vest based on the expectation that the related performance criteria will not be met. As such, all previously recognized compensation expense was reversed in 2008, and no related expense was recognized in 2009 or 2010 given there was no change in the expectation regarding the performance targets being met that would trigger the shares to vest. The remaining 243,000 of unvested shares is comprised of 96,000 shares with a performance target that will vest when the Board of Directors certifies that the Company's fiscal 2010 earnings per share is equal to or greater than $0.05 per share, and 147,000 shares that will vest in two equal parts if the Company's performance meets or exceeds a 0.5%  and 1.0% improvement in the net income margin over 2010 results beginning January 1, 2011 through December 31, 2013.

The fair value of restricted stock awards that vested in 2010 and 2009 was approximately $1.6 million and $0.5 million, respectively, noting no awards vested in 2008. As of December 31, 2010, the Company had approximately $1.9 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately thirty-one months. All restricted shares awarded to executives and other key employees pursuant to the 2006 Plan have voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

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

Based on an offer to purchase our 12.4% equity ownership and related note receivable in Transplace that was accepted by a majority of the stockholders, we determined that the value of our equity investment had become completely impaired in the third quarter of 2009, and the value of the note receivable had become impaired by approximately $0.9 million. As a result, we recorded a non-cash impairment charge of $11.6 million during the third quarter of 2009.

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

6.           PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2010 and 2009 is as follows:

(in thousands)	Estimated Useful Lives	2010	2009
Revenue equipment	3-10 years	$357,326	$309,668
Communications equipment	5-10 years	18,591	15,606
Land and improvements	0-24 years	17,356	17,541
Buildings and leasehold improvements	7-40 years	37,822	38,543
Construction in-progress	-	1,565	2,715
Other	1-10 years	17,807	15,639
		$450,467	$399,712

Depreciation expense was $55.5 million, $47.2 million, and $60.2 million in 2010, 2009, and 2008, respectively.  The 2008 amount includes a $15.8 million impairment charge. The aforementioned depreciation expense excludes gains (losses) on the sale of property and equipment totaling $4.3 million, ($0.1) million and ($1.9) million in 2010, 2009 and 2008, respectively, which are presented net in depreciation and amortization expense in the consolidated statements of operations.

The Company leases certain revenue equipment under capital leases with terms of 60 months. At December 31, 2010 and 2009, property and equipment included capitalized leases, which had capitalized costs of $16.4 million and $14.0 million, respectively, and accumulated amortization of $1.6 million and $0.2 million, respectively.  Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $1.4 million and $0.2 million during 2010 and 2009, respectively. There was no equipment held under capital leases during 2008.

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

Similarly, we recorded a $6.4 million asset impairment charge ($1.2 million was recorded in the third quarter of 2008 and $5.2 million was recorded in the fourth quarter of 2008) to write down the carrying values of tractors and trailers held for sale in our Truckload segment.  Our evaluation of the future cash flows compared to the carrying value of the tractors and trailers in-use in 2010 has not resulted in any additional impairment charges.  Additionally, there were no indicators triggering an evaluation for impairment of assets held for sale during 2010, as evidenced by the aforementioned gains on the disposal of revenue equipment, including assets held for sale.

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project is to have uniform operational and financial systems across the entire Company as we believe this will improve customer service, utilization, and enhance our visibility into and across the organization.  We incurred approximately $0.8 million and $2.6 million in 2010 and 2009, respectively, related to this system upgrade, and $1.5 million of these related amounts are included in construction in progress as the related systems were not implemented as of December 31, 2010. We have capitalized $1.9 million of these costs, which are reflected in property and equipment in the consolidated balance sheet.

7.           GOODWILL AND OTHER ASSETS

Goodwill of $11.5 million at December 31, 2010 and 2009 relates to two reporting units (Covenant and SRT) within our Truckload segment.  Pursuant to the applicable accounting standards, we conducted our annual impairment test for goodwill in the second quarter of 2010 and 2009 and did not identify any impairment and noted no subsequent indicators of impairment within these reporting units.

In light of changes in market conditions and the related declining market outlook for our Star operating subsidiary, which is included in our Truckload segment, noted in the fourth quarter of 2008, we engaged an independent third party to assist us in the completion of valuations used in the impairment testing process.  The completion of this work concluded that the goodwill previously recorded for the Star acquisition was fully impaired and resulted in a $24.7 million, or $1.75 per basic and diluted share, non-cash goodwill impairment charge, recorded in the fourth quarter of 2008.  There was no tax benefit associated with this nondeductible charge. We conducted our 2010 annual impairment test for goodwill in the second quarter and did not identify any impairment.

A summary of other assets as of December 31, 2010 and 2009 is as follows:

(in thousands)	2010	2009
Covenants not to compete	$2,690	$2,690
Trade name	1,250	1,250
Customer relationships	3,490	3,490
Less: accumulated amortization of intangibles	(6,177)	(5,541)
Net intangible assets	1,253	1,889
Other, net	4,482	4,722
	$5,735	$6,611

Amortization expenses of intangible assets were $0.6 million, $0.8 million, and $1.0 million for 2010, 2009, and 2008, respectively.  Approximate intangible amortization expense for the next five years is as follows:

(In thousands)
2011	$382
2012	317
2013	227
2014	91
2015	66
Thereafter	$170
8.           DEBT

Current and long-term debt consisted of the following at December 31, 2010 and 2009:

(in thousands)	December 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$21	$-	$12,686
Revenue equipment installment notes; weighted average interest rate of 6.5% at December 31, 2010, and December 31, 2009, respectively, due in monthly installments with final maturities at various dates ranging from January 2011 to June 2015, secured by related revenue equipment	68,014	139,395	67,000	118,574
Real estate note; interest rate of 2.8% and 2.8% at December 31, 2010 and 2009, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real-estate	365	2,547	365	2,824
Total debt	68,379	141,963	67,365	134,084
Capital lease obligations, secured by related revenue equipment	1,399	13,418	1,098	12,472

Total debt and capital lease obligations	$69,778	$155,381	$68,463	$146,556

In September 2008, we and substantially all of our subsidiaries (collectively, the "Borrowers") entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within its $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 2.5% and 3.25% based on average pricing availability.  LIBOR loans accrue interest at the greater of 1.5% or LIBOR, plus an applicable margin that is adjusted quarterly between 3.5% and 4.25% based on average pricing availability.  The unused line fee is adjusted quarterly between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had less than $0.1 million in borrowings outstanding under the Credit Facility as of December 31, 2010, undrawn letters of credit outstanding of approximately $44.7 million, and available borrowing capacity of $37.8 million.  The interest rate on outstanding borrowings as of December 31, 2010 and 2009 was 4.8% and 6.3%, respectively.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant, which required us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The fixed charge coverage covenant became effective October 31, 2008.

On March 27, 2009, we obtained an amendment to our Credit Facility, which, among other things, (i) retroactively to January 1, 2009 amended the fixed charge coverage ratio covenant for January and February 2009 to the actual levels achieved, which cured our default of that covenant for January 2009, (ii) restarted the look back requirements of the fixed charge coverage ratio covenant beginning on March 1, 2009, (iii) increased the EBITDAR portion of the fixed charge coverage ratio definition by $3.0 million for all periods between March 1 to December 31, 2009, (iv) increased the base rate applicable to base rate loans to the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, (v) set a LIBOR floor of 1.5%, (vi) increased the applicable margin for base rate loans to a range between 2.5% and 3.25% and for LIBOR loans to a range between 3.5% and 4.25%, with 3.0% (for base rate loans) and 4.0% (for LIBOR loans) to be used as the applicable margin through September 2009, (vii) increased our letter of credit facility fee by an amount corresponding to the increase in the applicable margin, (viii) increased the unused line fee to a range between 0.5% and 0.75%, and (ix) increased the maximum number of field examinations per year from three to four.  In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees of approximately $0.6 million.

On February 25, 2010, we obtained an additional amendment to our Credit Facility, which, among other things, (i) amended certain defined terms in the Credit Facility, (ii) retroactively to January 1, 2010, amended the fixed charge coverage ratio covenant through June 30, 2010, which prevented a default of that covenant for January 2010, (iii) restarted the look back requirements of the fixed coverage ratio covenant beginning on January 1, 2010, and (iv) required us to order updated appraisals for certain real estate described in the Credit Facility.  In exchange for these amendments, we agreed to pay the Agent, for the pro rata benefit of the Lenders, a fee equal to 0.125% of the Lenders' total commitments under the Credit Facility, or approximately $0.1 million.  Following the effectiveness of the amendment, our fixed charge coverage ratio covenant requirement is 1.00 to 1.00 for each month hereafter, and we were in compliance with this covenant as of December 31, 2010.

On July 30, 2010, we obtained a third amendment to our Credit Facility, which allowed for a certain letter of credit totaling approximately $1.2 million to be issued with a term of longer than twelve months as required by the recipient. The Credit Facility, as amended, provides that each letter of credit renews annually, excluding the aforementioned exception.

On August 31, 2010, we obtained a fourth amendment to our Credit Facility, which was effective retroactively to August 1, 2010 and, among other things, (i) extended the maturity date of the Credit Facility from September 2011 to September 2014, (ii) decreased the applicable margin for base rate loans to a range between 1.25% and 2.00% and for LIBOR loans to a range between 2.25% and 3.00%, (iii) eliminated the LIBOR floor on the interest rate grid, (iv) improved the unused line fee pricing to 0.5% per annum when availability is less than $50.0 million and 0.75% per annum when availability is at or over such amount (previously the fee was 0.5% per annum when availability was less than $42.5 million and 0.75% when availability was at or over such amount), (v) reduced the field exam frequency from three field examinations of any Borrower's books and records and three appraisals of pledged equipment to two examinations and two appraisals, respectively, and (vi) decreased the frequency of borrowing base certificates to monthly from weekly; provided no default exists and availability is more than $15.0 million.  In exchange for these amendments, we agreed to the decreases in interest rates and fees described above and paid fees and expenses of approximately $0.5 million.

Capital lease obligations are utilized to finance a portion of our revenue equipment.  The leases in effect at December 31, 2010 terminate in September 2014 through October 2015 and contain guarantees of the entire residual value of the related equipment by us.  As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for our revenue equipment installment notes include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2011 to June 2015. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered 2011, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

As of December 31, 2010, the scheduled principal payments of debt, excluding capital leases for which future payments are discussed in Note 9 are as follows:

(in thousands)
2011	$68,379
2012	$82,662
2013	$39,651
2014	$8,812
2015	$10,838
Thereafter	$-

9.           LEASES

The Company has operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment and capital lease commitments for revenue equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

	Operating	Capital
2011	13,696	2,518
2012	11,769	2,518
2013	6,413	2,518
2014	2,866	8,407
2015	2,730	2,821
Thereafter	30,522	-

A portion of the Company's operating leases of tractors and trailers contain residual value guarantees under which the Company guarantees a certain minimum cash value payment to the leasing company at the expiration of the lease. The Company estimates that the residual guarantees are approximately $8.2 million and $23.6 million at December 31, 2010 and 2009, respectively. The residual guarantees at December 31, 2010 expire in 2011. The Company expects its residual guarantees to approximate the market value at the end of the lease term. Additionally, certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2010	2009	2008

Revenue equipment rentals	$17,017	$25,863	$31,219
Building and lot rentals	3,586	3,976	3,884
Other equipment rentals	1,063	1,829	2,097
	$21,666	$31,668	$37,200

On October 28, 2010, we executed a Letter Agreement ("Letter Agreement") with Transport International Pool, Inc. ("TIP").  The Letter Agreement modifies the Master Lease Agreement dated April 15, 2003, between TIP and the Company, pursuant to which we have entered into (among others) equipment lease schedules covering 2,446 trailers (the "Designated Schedules") scheduled to expire between November 2010 and May 2011.  In addition, contemporaneously with the execution of the Letter Agreement, we returned 543 trailers in accordance with the terms of the Master Lease Agreement in order to better match our trailer fleet with our current number of tractors. Pursuant to the terms of the Letter Agreement, upon the scheduled expiration of each of the Designated Schedules, we will lease from TIP the trailers that are subject to such Designated Schedule on the terms and conditions set forth in the Letter Agreement and a new lease schedule attached to and made a part of the Letter Agreement. Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012. The improved rental rate, coupled with the reduction in rental expense associated with the return of 543 trailers, is expected to provide us with savings on the TIP trailers in fiscal year 2011. In order to induce TIP to enter into the agreement, we and certain of our subsidiaries delivered to TIP a corporate guaranty, in which the guarantors agreed to guaranty all existing and future obligations of the Company and its subsidiaries from time-to-time owing to TIP, including, without limitation, all obligations under the Master Lease Agreement.

In April 2006, the Company entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. In the transaction, the Company entered into a twenty-year lease agreement, whereby it will lease back the property at an annual rental rate of approximately $2.5 million subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million, which comprises a significant portion of building rentals above. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease, noting the $1.7 million deferred gain is included in other long-term liabilities in the consolidated balance sheet.

10.           INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008 is comprised of:

(in thousands)	2010	2009	2008

Federal, current	$(11,377)	$3,680	$(10,408)
Federal, deferred	16,739	(8,038)	(701)
State, current	130	(34)	72
State, deferred	683	(626)	(1,755)
	$6,175	$(5,018)	$(12,792)

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2010, 2009, and 2008 as follows:

(in thousands)	2010	2009	2008

Computed "expected" income tax expense	$3,312	$(10,517)	$(23,164)
State income taxes, net of federal income tax effect	322	(1,050)	(2,316)
Per diem allowances	3,350	3,320	2,769
Tax contingency accruals	145	(216)	(131)
Nondeductible foreign operating (income) loss	(133)	(504)	298
Nondeductible goodwill impairment	-	-	9,498
Realization of outside basis difference related to Transplace	-	2,599	-
Valuation allowance (release), net	(638)	1,896	-
Disallowed interest (release)	(48)	(189)	-
Tax credits	(182)	(44)	(145)
Other, net	47	(313)	399
Actual income tax expense	$6,175	$(5,018)	$(12,792)

The temporary differences and the approximate tax effects that give rise to the Company's net deferred tax liability at December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009

Net deferred tax assets:
Allowance for doubtful accounts	$539	$702
Insurance and claims	9,533	7,594
Net operating loss carryovers	34,343	38,398
Capital loss carryover related to Transplace	1,670	1,671
Other accrued liabilities	445	476
Other, net	6,189	4,933
Valuation allowance	(1,258)	(1,896)
Total net deferred tax assets	51,461	51,878

Net deferred tax liabilities:
Property and equipment	(87,009)	(71,127)
Intangible and other assets	(1,990)	(1,899)
Prepaid expenses	(3,606)	(2,919)
Total net deferred tax liabilities	(92,605)	(75,945)

Net deferred tax liability	$(41,144)	$(24,067)

Deferred taxes are classified in the accompanying consolidated balance sheet based on the nature of the related asset or liability as current or long-term, such that current deferred tax assets and liabilities provide a net asset of $0.7 million, while long-term deferred tax assets and liabilities provide a net liability of $41.8 million.  The net deferred tax liability if $41.1 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers.  The carrying value of the Company's deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  There was no valuation allowance in 2008. Based on forecasted taxable income and tax planning strategies available to the Company, no valuation allowance was established at December 31, 2009, except for $0.3 million related to certain state net operating loss carryforwards and $1.6 million related to the deferred tax asset associated with the Company's capital loss generated by the loss on the sale of its investment in Transplace.  In 2010, the valuation allowance was reduced by $0.6 million to reflect the net effect capital gains realized during the year of $0.7 million related to fuel hedge gains and an increase in reserves for state net operating loss carryforwards of $0.1 million.  As a result, the Company had $1.3 million recorded as a valuation allowance at December 31, 2010.

The activity in the valuation allowance on deferred tax assets (in thousands) is as follows:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,
2010	$1,896	$42	$(680)	$1,258

2009	$-	$1,896	$-	$1,896

As of December 31, 2010, the Company had a $3.4 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $1.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2009, the Company had a $3.1 million liability recorded for unrecognized tax benefits, which included interest and penalty of $1.0 million.  Interest and penalties recognized for uncertain tax positions were approximately $0.2 million, $0.2 million, and $0.1 million in 2010, 2009, and 2008, respectively.

The following tables summarize the annual activity related to the Company's gross unrecognized tax benefits (in thousands) for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Balance as of January 1,	$2,137	$1,971	$1,923
Increases related to prior year tax positions	75	67	206
Decreases related to prior year positions	(30)	(3)	(3)
Increases related to current year tax positions	110	279	17
Decreases related to settlements with taxing authorities	-	(122)	(28)
Decreases related to lapsing of statute of limitations	(159)	(55)	(144)
Balance as of December 31,	$2,133	$2,137	$1,971

If recognized, $2.2 million and $2.1 million of unrecognized tax benefits would impact the Company's effective tax rate as of December 31, 2010 and 2009 respectively. Any prospective adjustments to the Company's reserves for income taxes will be recorded as an increase or decrease to its provision for income taxes and would impact our effective tax rate.

The Company's 2007 through 2010 tax years remain subject to examination by the IRS for U.S. federal tax purposes, the Company's major taxing jurisdiction.  In the normal course of business, the Company is also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the more likely than not outcome of known tax contingencies. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash.  Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution.  The Company does not expect any significant increases or decreases for uncertain income tax positions during the next twelve months.

The Company's federal net operating loss carryforwards are available to offset future federal taxable income, if any, through 2030, while its state net operating loss carryforwards and state tax credits expire over various periods through 2030 based on jurisdiction. The capital loss carryforward related to the loss on the investment in Transplace is available to offset future capital gains through 2014.

During the third quarter of 2010, we recognized a $0.4 million income tax benefit arising from the exercise of stock options and restricted share vesting. This resulted in a related reduction in taxable income in the current period and an offsetting increase to additional paid in capital.

11.           STOCK REPURCHASE PLAN

In May 2007, the Board of Directors approved an extension of the Company's previously approved stock repurchase plan for up to 1.3 million Company shares to be purchased in the open market or through negotiated transactions subject to criteria established by the Board. No shares were purchased under this plan during 2010, 2009, or 2008.  The stock repurchase plan expired on June 30, 2009; however, as discussed in Note 4, we remitted approximately $0.3 million and $0.1 million in 2010 and 2009, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements related to employees' vesting in restricted share grants. The tax withholding amounts paid by the Company were accounted for as a repurchase of shares.  Our Credit Facility prohibits the repurchase of any shares, except those purchased to offset an employee's minimum statutory withholding requirements upon the vesting of equity awards, without obtaining approval from the lenders.

12.           DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

The Company has a deferred profit sharing and savings plan under which all of its employees with at least six months of service are eligible to participate.  Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code.  The Company may make discretionary contributions as determined by a committee of its Board of Directors.  The Company made no contributions in 2010 and contributed minimal contributions in 2009 and approximately $1.3 million in 2008, respectively, to the profit sharing and savings plan.  The Board approved the suspension of employee matching "discretionary" contributions to be made beginning early in 2009 for an indefinite time period.

13.           RELATED PARTY TRANSACTIONS

As discussed in Note 5, from July 2001 through December 2009, we owned approximately 12.4% of Transplace and had receivables from Transplace related to a bridge loan made in 2005 and related accrued interest. In addition, the Company provides transportation services to Transplace which provided for gross revenues of approximately $13.8 million, $18.8 million, and $26.2 million during 2010, 2009, and 2008, respectively. The trade accounts receivable balance as of December 31, 2010 and December 31, 2009 was approximately $2.1 million and $4.7 million, respectively.

Additionally, a company wholly owned by a relative of a significant stockholder and executive officer operated a "company store" on a rent-free basis in the Company's headquarters building, and used Covenant service marks on its products at no cost. The "company store" ceased operations in 2008. The Company paid fair market value for all supplies that were purchased which totaled approximately less than $0.1 million in 2008.

14.           DERIVATIVE INSTRUMENTS

The Company engages in activities that expose it to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel because prices for both generally move in similar directions. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX"), noting the retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

During the fourth quarter of 2010, the Company sold all of its contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains.  The gains totaling $0.5 million are included in accumulated other comprehensive income, net of tax of $0.3 million.  As such, there are no outstanding derivative instruments at December 31, 2010. During 2010, $1.8 million was reclassified from accumulated other comprehensive income to earnings related to gains on contracts that expired or were sold and for which the Company completed the forecasted transaction by purchasing the hedged diesel fuel.  At December 31, 2009, the Company's derivative instruments had a fair value of $0.5 million and were included in other assets in the consolidated balance sheet, while the offsetting $0.3 million, net of tax of $0.2 million, was included in accumulated other comprehensive income.  No amounts were reclassified from accumulated other comprehensive income into earnings in 2009 given the futures swap contracts were forward starting in 2010 and as such there had been no transactions involving purchases of the related diesel fuel being hedged at December 31, 2009.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception, quarterly, and at December 31, 2010 and 2009, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on the amounts in accumulated other comprehensive income as of December 31, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.8 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.

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

During the second quarter of 2010, the Company entered into a fixed forward purchase agreement with a fuel vendor whereby the Company agreed to purchase 0.5 million gallons of diesel fuel per month for twenty-four months and included in the contract was a hedge of the related cost of the fuel under which the Company pays a fixed rate per gallon of heating oil and receives the monthly average price of New York heating oil per the NYMEX. The hedge and related purchase of the fuel was accounted for using the normal purchases and sales scope exception given management concluded that all relevant criteria were met.  Subsequent to entering into the agreement, the Company sold the related contract as a result of a significant gain on the hedge and determination that the fundamentals of the petroleum markets provided for the likely ability of the Company to both realize the gain and enter into a subsequent hedge to mitigate the risk at a similar cost. The termination of the agreement generated a $0.8 million gain that was recorded during the second quarter of 2010 and is included as a reduction in fuel expense.

15.           COMMITMENTS AND CONTINGENT LIABILITIES

From time-to-time, the Company is a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

The Company had $44.7 million and $42.0 million of outstanding and undrawn letters of credit as of December 31, 2010 and 2009, respectively. The letters of credit are maintained primarily to support the Company's insurance programs.

The Company had commitments outstanding at December 31, 2010, to acquire revenue equipment totaling approximately $112.5 million in 2011 versus commitments at December 31, 2009 of approximately $97.2 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. The Company also had commitments outstanding at December 31, 2010, to acquire computer software totaling $0.4 million in 2011 and 2012.

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

Year Ended December 31, 2010	Truckload	Brokerage	Unallocated Corporate Overhead	Consolidated
Revenue – external customers	$610,291	$46,053	$-	$656,344
Intersegment revenue	-	(6,595)	-	(6,595)
Operating income (loss) (1)	35,390	1,462	(10,844)	26,008
Depreciation and amortization	50,821	23	963	51,807
Goodwill at carrying value	11,539	-	-	11,539
Total assets	391,510	6,983	33,873	432,366
Capital expenditures, net	81,316	2	954	82,272

Year Ended December 31, 2009
Revenue – external customers	$541,325	$58,771	$-	$600,096
Intersegment revenue	-	(11,409)	-	(11,409)
Operating income (loss) (1)	10,552	155	(15,429)	(4,722)
Depreciation and amortization	46,482	374	1,266	48,122
Goodwill at carrying value	11,539	-	-	11,539
Total assets	369,979	7,856	20,477	398,312
Capital expenditures, net	60,946	104	1,958	63,008

Year Ended December 31, 2008
Revenue – external customers	$719,220	$74,474	$-	$793,694
Intersegment revenue	-	(19,780)	-	(19,780)
Operating income (loss) (2)	(37,091)	466	(19,054)	(55,679)
Depreciation and amortization (3)	61,888	81	1,266	63,235
Goodwill at carrying value	11,539	-	-	11,539
Total assets	351,831	11,770	30,075	393,676
Capital expenditures, net	58,587	222	3,837	62,646

(1)	Unallocated corporate overhead includes $11.5 million loss on Transplace discussed in Note 5.
(2)	Truckload segment includes $24.7 million goodwill impairment discussed in Note 7 and $15.8 million related to property and equipment impairments discussed in Note 6.
(3)	Truckload segment includes $15.8 million related to property and equipment impairments discussed in Note 6.

17.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(in thousands except per share amounts)
Quarters ended	Mar. 31, 2010	June 30, 2010	Sep. 30, 2010	Dec. 31, 2010

Freight revenue	$129,336	$141,392	$138,964	$136,628
Operating income (1)	1,816	10,042	8,172	5,976
Net income (loss) (1)	(2,176)	2,889	1,884	690
Basic and diluted income (loss) per share	(0.15)	0.20	0.13	0.05

	(in thousands except per share amounts)

Quarters ended	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009	Dec. 31, 2009

Freight revenue	$122,129	$129,247	$133,332	$135,787
Operating loss	(5,145)	(637)	1,829	(769)
Net loss	(5,543)	(3,146)	(13,600)	(2,741)
Basic and diluted loss per share (1)	(0.39)	(0.22)	(0.96)	(0.19)

(1)	Quarter totals do not aggregate to annualized results due to rounding.