Form 10-Q
period 2011-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2011-05-13
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 9, 2011).
Class A Common Stock, $.01 par value: 12,353,729 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$5,235	$9,361
Accounts receivable, net of allowance of $1,649 in 2011 and $1,537 in 2010	64,371	60,816
Drivers' advances and other receivables, net of allowance of $2,516 in 2011 and $2,499 in 2010	3,816	4,591
Inventory and supplies	4,635	4,481
Prepaid expenses	8,063	8,833
Assets held for sale	2,772	802
Deferred income taxes	1,707	677
Income taxes receivable	-	1,577
Total current assets	90,599	91,138

Property and equipment, at cost	456,012	450,467
Less: accumulated depreciation and amortization	(134,099)	(126,513)
Net property and equipment	321,913	323,954

Goodwill	11,539	11,539
Other assets, net	6,150	5,735
Total assets	$430,201	$432,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$6,144	$4,795
Accounts payable	8,134	6,902
Accrued expenses	22,100	26,481
Current maturities of long-term debt	71,869	68,379
Current portion of capital lease obligations	1,423	1,399
Current portion of insurance and claims accrual	12,316	13,927
Total current liabilities	121,986	121,883

Long-term debt	144,238	141,963
Long-term portion of capital lease obligations	13,012	13,418
Insurance and claims accrual	9,351	10,900
Deferred income taxes	41,245	41,821
Other long-term liabilities	1,654	1,683
Total liabilities	331,486	331,668
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 12,326,591 and 12,190,682 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	142	140
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,161	90,842
Treasury stock at cost; 1,142,499 shares as of March 31, 2011 and 1,278,408 shares as of December 31, 2010	(14,822)	(16,799)
Accumulated other comprehensive income	659	476
Retained earnings	23,551	26,015
Total stockholders' equity	98,715	100,698
Total liabilities and stockholders' equity	$430,201	$432,366

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2011	2010
Revenue:
Freight revenue	$124,418	$129,336
Fuel surcharge revenue	31,973	22,675
Total revenue	$156,391	$152,011

Operating expenses:
Salaries, wages, and related expenses	51,741	53,007
Fuel expense	50,671	42,158
Operations and maintenance	10,173	10,074
Revenue equipment rentals and purchased transportation	13,977	17,639
Operating taxes and licenses	3,102	2,329
Insurance and claims	8,690	7,614
Communications and utilities	1,335	834
General supplies and expenses	3,869	3,958
Depreciation and amortization, including gains and losses on disposition of equipment	12,532	12,582
Total operating expenses	156,090	150,195
Operating income	301	1,816
Other (income) expenses:
Interest expense	4,096	3,954
Interest income	(22)	(2)
Other income, net	(28)	(47)
Other expenses, net	4,046	3,905
Loss before income taxes	(3,745)	(2,089)
Income tax (benefit) expense	(1,281)	87
Net loss	$(2,464)	$(2,176)

Loss per share:
Basic and diluted loss per share	$(0.17)	$(0.15)
Basic and diluted weighted average shares outstanding	14,677	14,191

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2010	$140	$24	$90,842	$(16,799)	$476	$26,015	$100,698

Net loss						(2,464)	(2,464)

Other comprehensive income (loss)

Unrealized gain on effective portion of fuel hedge, net of tax of $247					643		643

Comprehensive income (loss)					643	(2,464)	(1,821)

Reclassification of fuel hedge gain into statement of operations, net of income tax of $177					(460)		(460)

Issuance of restricted stock from treasury stock, net	2		(2,380)	1,977			(401)

Income tax benefit arising from restricted share vesting			322				322

Stock-based employee compensation expense			377				377

Balances at March 31, 2011	$142	$24	$89,161	$(14,822)	$659	$23,551	$98,715

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands)

	Three months ended March 31, (unaudited)
	2011	2010
Cash flows from operating activities:
Net loss	$(2,464)	$(2,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	139	166
Depreciation and amortization	14,342	13,256
Amortization of deferred financing fees	98	234
Deferred income tax expense (benefit)	(1,400)	11,700
Income tax benefit arising from restricted share vesting	(322)	-
Deferred gain (reversal into earnings) on fuel hedge	(318)	402
Stock based compensation expense	508	231
Gain on disposition of property and equipment	(1,810)	(674)
Changes in operating assets and liabilities:
Receivables and advances	(1,342)	(2,655)
Prepaid expenses and other assets	778	832
Inventory and supplies	(154)	11
Insurance and claims accrual	(3,160)	1,438
Accounts payable and accrued expenses	(4,170)	(589)
Net cash flows provided by operating activities	725	22,176

Cash flows from investing activities:
Acquisition of property and equipment	(22,790)	(19,389)
Proceeds from disposition of property and equipment	11,337	12,258
Net cash flows used in investing activities	(11,453)	(7,131)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	1,349	(684)
Proceeds from issuance of notes payable	6,724	6,319
Income tax benefit arising from restricted share vesting	322	-
Repayments of notes payable	(19,872)	(15,090)
Repayments of capital lease obligation	(382)	(249)
Proceeds (repayments) under revolving credit facility, net	18,913	(7,524)
Repurchase of company stock to satisfy minimum statutory withholding requirements	(452)	-
Debt refinancing costs	-	(107)
Net cash provided by (used in) financing activities	6,602	(17,335)

Net change in cash and cash equivalents	(4,126)	(2,290)

Cash and cash equivalents at beginning of period	9,361	12,221

Cash and cash equivalents at end of period	$5,235	$9,931

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2010 consolidated condensed balance sheet was derived from our audited balance sheet as of that date.  These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2010.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Reclassifications

Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the 2011 presentation, including $0.8 million from general supplies and expenses to salaries, wages, and related expenses related to agent fees and contract labor and $1.4 million from insurance and claims to operations and maintenance related to a change in the threshold used to classify certain over-the-road damage not specifically related to an accident.  The reclassifications did not affect stockholders' equity or net loss reported.

Note 2.   Loss Per Share

Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted loss per share for the three months ended March 31, 2011 and 2010, excludes all unexercised options and unvested shares, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2011	2010
Numerator:
Net loss	$(2,464)	$(2,176)
Denominator:
Denominator for basic loss per share – weighted-average shares	14,677	14,191
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-
Denominator for diluted loss per share – adjusted weighted-average shares and assumed conversions	14,677	14,191

Basic and diluted net loss per share:	$(0.17)	$(0.15)

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended March 31,
	2011	2010
Total Revenues:
Asset-Based Truckload Services	$149,885	$141,763
Brokerage Services	6,506	10,248
Total	$156,391	$152,011

Operating Income:
Asset-Based Truckload Services	$3,151	$5,047
Brokerage Services	578	411
Unallocated Corporate Overhead	(3,428)	(3,642)
Total	$301	$1,816

Note 4.   Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in the period where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings. There were minimal discrete items in the 2010 quarter, while the 2011 quarter has a $0.6 million benefit from such items, including a state deferred tax rate change and the release of a portion of the capital loss valuation allowance due to a fuel hedge gain recognized in the first quarter.

Our liability recorded for uncertain tax positions as of March 31, 2011 has not changed significantly in amount or composition since December 31, 2010.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income and tax planning strategies available to us, no valuation allowance has been established at March 31, 2011, except for $1.1 million related to certain state net operating loss and capital loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.   Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	March 31, 2011	December 31, 2010
Fair Value of Derivatives	$617	$-
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$617	$-
Significant Unobservable Inputs (Level 3)	-	-

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

Note 6.   Derivative Instruments

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the NYMEX ("New York Mercantile Exchange"). The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income on our consolidated condensed statements of operations.

At March 31, 2011, we had forward futures swap contracts on approximately 0.5 million gallons per month in April 2011 through June 2011 and 0.3 million gallons per month in July 2011 through December 2011 or approximately 10% and 5% percent of our projected monthly fuel requirements, respectively. During the fourth quarter of 2010, we sold all of our contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains. The remaining gains totaling approximately $0.5 million represent additional hedged gallons of 0.5 million gallons per month in April 2011 through July 2011 and 0.3 million gallons in August 2011 or approximately 10% and 5% percent of our projected monthly fuel requirements, respectively.

The gains on the contracts liquidated in 2010 along with the fair value of two contracts that were entered into in the first quarter of 2011, which had a fair value of approximately $0.6 million and are included in other assets in the consolidated condensed balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.5 million was reclassified from accumulated other comprehensive income to earnings during the three months ended March 31, 2011 related to gains on contracts that expired or were sold in 2010 and for which we completed the forecasted transaction by purchasing the hedged diesel fuel.

Based on the amounts in accumulated other comprehensive income as of March 31, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $1.1 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2011, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.   Debt

       Current and long-term debt consisted of the following at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$18,934	$-	$21
Revenue equipment installment notes with finance companies; weighted average interest rate of 6.5% and 6.5% at March 31, 2011, and December 31, 2010, respectively, due in monthly installments with final maturities at various dates ranging from May 2011 to September 2015, secured by related revenue equipment	71,504	122,828	68,014	139,395
Real estate note; interest rate of 2.8% and 2.8% at March 31, 2011, and December 31, 2010, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,476	365	2,547
Total debt	71,869	144,238	68,379	141,963

Capital lease obligations, secured by related revenue equipment	1,423	13,012	1,399	13,418

Total debt and capital lease obligations	$73,292	$157,250	$69,778	$155,381

In September 2008, we and substantially all of our subsidiaries (collectively, the "Borrowers") entered into a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within our $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $18.9 million in borrowings outstanding under the Credit Facility as of March, 31, 2011, undrawn letters of credit outstanding of approximately $40.7 million, and available borrowing capacity of $25.2 million.  The weighted average interest rate on outstanding borrowings was 4.8%.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant which requires us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.

On August 31, 2010, we obtained a fourth amendment to our Credit Facility, which was retroactive to August 1, 2010 and, among other things, (i) extended the maturity date of the Credit Facility from September 2011 to September 2014, (ii) decreased the applicable margin for base rate loans to a range between 1.25% and 2.00% and for LIBOR loans to a range between 2.25% and 3.00%, (iii) eliminated the LIBOR floor on the interest rate grid, (iv) improved the unused line fee pricing to 0.5% per annum when availability is less than $50.0 million and 0.75% per annum when availability is at or over such amount (previously the fee was 0.5% per annum when availability was less than $42.5 million and 0.75% when availability was at or over such amount), (v) reduced the field exam frequency from three field examinations of any Borrower’s books and records and three appraisals of pledged equipment to two examinations and two appraisals, respectively, and (vi) decreased the frequency of borrowing base certificates to monthly from weekly; provided no default exists and availability is more than $15.0 million.  In exchange for these amendments, we agreed to the decreases in interest rates and fees described above and paid fees and expenses of approximately $0.5 million.

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2011 terminate in September 2014 through October 2015 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from May 2011 to September 2015.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2011, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Note 8.   Share-Based Compensation

The Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan ("2006 Plan") permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  The number of shares available for issuance under the 2006 Plan is 700,000 shares of Class A common stock, subject to adjustment in certain circumstances.  At March 31, 2011, 192,528 of these 700,000 shares were available for award under the 2006 Plan.  No participant in the 2006 Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 250,000 shares of our Class A common stock.  No awards may be made under the 2006 Plan after May 23, 2016.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended March 31, 2011 and 2010 of approximately $0.5 million and $0.2 million, respectively. The expense in the 2011 period is comprised of $0.4 million of stock compensation expense related to employees and $0.1 million related to liability awards issued to non-employees. The fair value of our liability for these awards has been fully recognized at March 31, 2011 as there are no continuing service requirements associated with these awards. Changes in the fair value of the liability that occur in the future will be recognized as compensation cost during the period in which the changes occur. We re-measure the liability for the outstanding awards at the end of each reporting period based on the closing price of our Class A common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $0.1 million at March 31, 2011 and is included in accrued expenses in the accompanying consolidated condensed balance sheet.

The 2006 Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes.  To satisfy withholding requirements for shares that vested in the first quarter of 2011, certain participants elected to deliver to us 49,488 Class A common stock shares, which were withheld at a weighted average per share price of $9.13 based on the closing price of our Class A common stock on the dates the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements.  We remitted approximately $0.5 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.  The tax withholding amounts paid by us have been accounted for as a repurchase of shares in the accompanying consolidated condensed statement of stockholders' equity.

Note 9.   Commitments and Contingencies

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.  In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated condensed financial statements.

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

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and "likely," and similar terms and phrases.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Readers should review and consider the factors that could cause or contribute to such differences including, but not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2010.

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

Executive Overview

Our financial and operating performance in the first quarter of 2011 can be summed up with five areas of impact, some positive, some negative.  From a positive standpoint, we were encouraged by the 5.1% increase in average freight revenue per total mile, especially considering the 3.1% increase in our average length-of-haul, which we attribute to improvements in our freight mix and customers' recognition of the combination of service and capacity that we offer.  Additionally, our Solutions logistics subsidiary had a strong quarter helped greatly by the solid management of a holiday seasonal project in January and a major national product launch within the over-the-counter health care industry.  Project management for customers will continue to be a growing part of the Solutions portfolio, allowing it to offer capacity utilizing our three asset-based subsidiaries as well as our growing list of approved outside carriers.  Lastly, our fixed costs were down slightly due principally to taking advantage of the strength of the used equipment market.  From a negative standpoint, we achieved poor utilization as compared to the first quarter of 2010 primarily as the result of two factors: more severe winter weather across the nation than we have had in several years and abnormally weak West Coast freight demand.  However, we have seen the West Coast freight demand steadily improve over the last few weeks.  We also experienced additional insurance claims reserves where new information or settlements led to increased expenses or reserves on past claims, as well as increased frequency of accidents related to the more severe weather.

Our consolidated revenue increased to $156.4 million for the first quarter of 2011, a 2.9% increase from $152.0 million in the first quarter of 2010.  Higher fuel prices resulted in fuel surcharge revenues of $32.0 million during the first quarter of 2011, compared with $22.7 million for the first quarter of 2010.  Freight revenue, which for these purposes excludes fuel surcharges, decreased 3.8% or $4.9 million in the first quarter of 2011 from the first quarter of 2010.  The decrease resulted from a $3.7 million reduction in freight revenue from our Solutions segment, while our asset-based division's freight revenue decreased $1.2 million. We measure freight revenue because management believes that fuel surcharges tend to be a volatile source of revenue and the removal of such surcharges affords a more consistent basis for comparing results of operations from period-to-period.

We experienced a 1.0% decrease in average freight revenue per tractor per week with basically no change in the size of our tractor fleet.   Average freight revenue per tractor per week declined to $2,980 during the 2011 quarter from $3,009 during the 2010 quarter, while our average miles per tractor for the quarter decreased 5.8% compared with the first quarter of 2010. Our average freight revenue per total mile increased 6.5 cents per mile or 5.1% compared with the first quarter of 2010, which was especially favorable given a 3.1% increase in our average length-of-haul from 860 miles to 886 miles. We were able to reduce our empty miles by more than 20 basis points as compared to the first quarter of 2010 as we further tightened acceptable lanes within our freight network and actively managed out of route miles during the quarter.

Compared to the first quarter of 2010, the asset-based division's operating expenses (including unallocated corporate overhead), net of surcharge revenue, were up 8 cents per mile led by 2 cents per mile increases in salaries, wages, and related expenses as well as insurance and claims expense.  Fuel prices as measured by the U.S. Department of Energy ("DOE") averaged approximately 76 cents per gallon or 27% higher in the first quarter of 2011, compared with the 2010 quarter and approximately 48 cents per gallon or 15% sequentially higher than the fourth quarter of 2010. The higher prices and the negative effect that escalating fuel prices have on fuel surcharge recovery from customers resulted in a 0.7 cent per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue, compared with the first quarter of 2010.  During the quarter, our capital costs (combined depreciation and amortization, revenue equipment rentals, and interest expense) decreased by more than $1.5 million. This was assisted by a reduction of our leased trailers from our fleet related to operational efficiency, improved terms on a large portion of our remaining dry van trailers under a revised lease agreement, as well as an improving market for used tractors in the first quarter of 2011 that contributed $1.8 million of gain on disposition of property and equipment.  These fixed cost decreases were partially offset by increases in communications and property tax expense as we received credits for property taxes and communications totaling approximately $1.0 million in the first quarter of 2010 that did not recur in the 2011 period.

Additional items of note included the following:

●	Our Solutions subsidiary improved its operating ratio to 91.1%, or 490 basis points, over the 2010 quarter;

●	The age of our tractor fleet decreased to 1.7 years at March 31, 2011 compared with 2.0 years at March 31, 2010;

●
Operating income of $0.3 million and an operating ratio of 99.8% in the first quarter of 2011, compared with operating income of $1.8 million and an operating ratio of 98.6% in the first quarter of 2010; and

●
Net loss of $2.5 million, or ($0.17) per basic and diluted share, in the first quarter of 2011, compared with a net loss of $2.2 million, or ($0.15) per basic and diluted share, in the first quarter of 2010.

Looking forward, the strength of the economy, increased fuel costs, and the tightening driver market are our primary concerns.  Internal education and evaluation of the Federal Motor Carrier Safety Administration Comprehensive Safety Analysis 2010 ("CSA 2010") is a priority as we implement plans to keep our top talent and challenge those drivers that need improvement.  CSA 2010, in conjunction with potential reductions in hours of service for drivers, may reduce effective capacity in our industry as well as negatively impact equipment utilization. However, for carriers that successfully manage the new environment with driver friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available.

We believe our fiscal 2011 plan will produce increased profits when compared to 2010.  However, with the economy appearing to be slowing down a bit, high fuel prices, and a tightening driver market, we are cautious about 2011.  We are focused on implementing our continuous improvement plans and obtaining appropriate rates on the freight we haul as pricing in the marketplace has to continue to increase in order to compensate us for rising cost pressures such as driver wages, safety regulatory changes, higher truck prices, and the portion of higher fuel costs not currently covered by customer fuel surcharges.  We remain committed to further improving the productivity of our existing fleet, operating efficiently, and positioning our Company for long-term success.

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

In our Truckload segment, we primarily generate revenue by transporting freight for our customers.  Generally, we are paid a predetermined rate per mile for our truckload services.  We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate.  These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, driver availability, the percentage of team-driven tractors in our fleet, and our average length-of-haul.

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

We operate tractors driven by a single driver and also tractors assigned to two-person driver teams.  Our single driver tractors generally operate in shorter lengths-of-haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced employee expense of compensating only one driver.  In contrast, our two-person driver tractors generally operate in longer lengths-of-haul, generate greater miles per tractor, and experience fewer non-revenue miles, but we typically receive lower revenue per loaded mile and incur higher employee expenses of compensating both drivers.  We expect operating statistics and expenses to shift with the mix of single and team operations.

The Solutions segment provides freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide.  The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of our Truckload segment.

Revenue Equipment

At March 31, 2011, we operated 3,039 tractors and 7,238 trailers. Of such tractors, 2,837 were owned, 60 were financed under operating leases, and 142 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,278 were owned, 4,612 were financed under operating leases, and 348 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2011, our fleet had an average tractor age of 1.7 years and an average trailer age of 5.5 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 TO THREE MONTHS ENDED MARCH 31, 2010

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended March 31,			Three months ended March 31,
	2011	2010		2011	2010
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	33.1	34.9	Salaries, wages, and related expenses	41.6	41.0
Fuel expense	32.4	27.7	Fuel expense (1)	15.0	15.1
Operations and maintenance	6.5	6.6	Operations and maintenance	8.2	7.8
Revenue equipment rentals and purchased transportation	8.9	11.6	Revenue equipment rentals and purchased transportation	11.2	13.6
Operating taxes and licenses	2.0	1.5	Operating taxes and licenses	2.5	1.8
Insurance and claims	5.6	5.0	Insurance and claims	7.0	5.9
Communications and utilities	0.9	0.6	Communications and utilities	1.1	0.6
General supplies and expenses	2.4	2.6	General supplies and expenses	3.1	3.1
Depreciation and amortization	8.0	8.3	Depreciation and amortization	10.1	9.7
Total operating expenses	99.8	98.8	Total operating expenses	99.8	98.6
Operating income	0.2	1.2	Operating income	0.2	1.4
Other expense, net	2.6	2.5	Other expense, net	3.2	3.0
Loss before income taxes	(2.4)	(1.3)	Loss before income taxes	(3.0)	(1.6)
Income tax expense (benefit)	(0.8)	0.1	Income tax expense (benefit)	(1.0)	0.1
Net loss	(1.6%)	(1.4%)	Net loss	(2.0%)	(1.7%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($32.0 million and $22.7 million in the three months ended March 31, 2011 and 2010, respectively).

Revenue
For the quarter ended March 31, 2011, total revenue increased $4.4 million, or 2.9%, to $156.4 million from $152.0 million in the 2010 period.  Freight revenue decreased $4.9 million, or 3.8%, to $124.4 million in the three months ended March 31, 2011, from $129.3 million in the same period in 2010.  The decrease resulted from a $3.7 million reduction in freight revenue from our Solutions segment, while our asset-based division's freight revenue decreased $1.2 million. The decrease in Solutions' revenue was primarily attributable to the elimination of unprofitable freight and agents in the first half of 2010 as evidenced by a 32.1% decrease period-over-period in loads, partially offset by an increase in revenue per load and per loaded mile resulting from freight with a higher rate per mile, including fuel and more miles per load. The reduction in our asset-based segment's freight revenue is a result of a 5.8% decrease in utilization based on our reduction in average miles per tractor, partially offset by a 6.5 cent, or 5.1%, period-over-period increase in average freight revenue per total mile.  We attribute the increase in average freight revenue per total mile to improvements in our freight mix and customer recognition of the combination of service and capacity that we offer, and an improved rate environment.  Our increase in average freight revenue per mile was especially favorable given a 3.1% increase in our average length-of-haul from 860 miles to 886 miles.  Rates have improved as a result of continued strength and improvement in truckload fundamentals including low inventories, economic growth, and tightening capacity, while reductions in utilization are the result of harsh winter weather across the nation and weak West Coast freight demand.  We are managing our network and the related allocation of resources to maximize utilization, minimize out-of-route and/or deadhead miles, minimize broker freight, and improve rates.  We expect continued period-over-period rate increases so long as capacity remains tight and the economy continues to gradually improve; however, deterioration in either of these factors would likely mitigate any rate increases and could jeopardize existing rates.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
The slight increase in salaries, wages, and related expenses as a percentage of freight revenue in the first quarter 2011 compared to the first quarter of 2010 is the result of an increase in driver wages of 2 cents per mile in the second half of 2010.  Similar to driver wages, workers’ compensation expense and group health insurance each had a decrease in the gross cost, while each had a slight increase as a percentage of freight revenue and on a per mile basis, primarily as the result of less miles in the 2011 period when compared to the 2010 period.  Also included in salaries, wages, and related expenses is stock-based compensation expense for the three months ended March 31, 2011 and 2010 of approximately $0.5 million and $0.2 million, respectively.  Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may increase as we look to reduce the number of unseated trucks in our fleet.

Fuel expense
We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business during the first quarter relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  The DOE's national average cost of diesel fuel increased 76 cents per gallon (or 27%) in the first quarter of 2011, compared with the first quarter of 2010.  The higher prices and the negative effect that escalating fuel prices have on fuel surcharge recovery from customers resulted in a 0.7 cent per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue, compared with the first quarter of 2010.  We continue to manage our idle time and truck speeds, as well as invest in more fuel-efficient tractors to improve our fuel miles per gallon, implement a disciplined approach to locking in fuel hedges when deemed appropriate, and partner with customers to favorably adjust fuel surcharge programs, which are inadequate to recover a fair portion of rising fuel costs.  Our hedge program provided for a $0.5 million reduction in fuel expense during the quarter. Based on the amounts in accumulated other comprehensive income as of March 31, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $1.1 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement. Going forward, we believe these expenses could increase in absolute terms and as a percentage of revenue.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in the 2011 period from the 2010 period was a result of a $2.0 million decrease in tractor and trailer equipment rental expense and a $3.5 million decrease in payments to third-party transportation providers, partially offset by a $1.8 million increase in payments to independent contractors.  We had financed approximately 60 tractors and 4,612 trailers under operating leases at March 31, 2011, compared with 176 tractors and 5,478 trailers under operating leases at March 31, 2010.  Payments to third-party transportation providers decreased in the 2011 period from the 2010 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers.  The significant increase in payments to independent contractors in the 2011 period from the 2010 period, mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  Given we anticipate adding new tractors through on-balance sheet financing, the percentage of our tractor fleet financed with operating leases is expected to decrease in the near term. If the economy continues to improve, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue.

Communications and utilities/Operations and maintenance
The increase in communications and utilities and operations and maintenance expense as a percentage of freight revenue was the result of $0.6 million in property tax credits and $0.4 million in vendor credits reducing the respective expenses in 2010 with no related credits in the 2011 period.  Additionally, the fluctuation is the result of the costs having a high fixed component, while freight revenue decreased period-over-period.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in the first quarter of 2011 from the first quarter of 2010 as a percentage of freight revenue.  This increase was the result of additional claims reserves where new information or settlements led to increased expenses or reserves on past claims, as well as increased frequency of accidents related to more severe winter weather across the nation during the 2011 quarter.  Additionally, there is a period-over-period increase in premium expense of approximately $0.8 million primarily related to the insurance renewal that was effective April 1, 2010, that resulted in a reduction in our self-insured retention limit for the primary layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years. As a result, the cost of insurance and claims increased to approximately 10 cents per mile in the first quarter of 2011 from approximately 8 cents per mile in the first quarter of 2010. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization increased as a percentage of freight revenue as a result of lower freight revenue per tractor. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $1.2 million in the 2011 period from the 2010 period and was almost fully offset by a $1.1 million increase in gains on the disposal of property and equipment, totaling $1.8 million in the first quarter of 2011.  The increase in depreciation expense was the result of more owned tractors on our consolidated condensed balance sheet as opposed to leased, as we owned 2,837 and 2,800 tractors at March 31, 2011 and 2010, respectively, as well as the increased cost of new tractors, while the gains were the result of the increased cost of new equipment and fewer new tractors driving improved fundamentals in the used equipment market.  We anticipate purchasing additional equipment through on-balance sheet financing over the next twelve months, which will likely cause an increase in depreciation and amortization in the near term.

Income tax (benefit) expense
The tax benefit recognized in 2011 compared to the tax expense in 2010 is primarily related to the $1.7 million increase in the pre-tax loss in the 2011 period compared to the 2010 period and the impact of the non-deductible add back for our driver per diem payment structure.  Additionally, there were minimal discrete items in the 2010 quarter, while there were $0.6 million in the 2011 quarter, including a state deferred tax rate change and the release of a portion of the capital loss valuation allowance due to a fuel hedge gain recognized in the first quarter.   The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 TO THREE MONTHS ENDED MARCH 31, 2010

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended March 31,
	2011	2010
Total Revenues:
Asset-Based Truckload Services	$149,885	$141,763
Brokerage Services	6,506	10,248
Total	$156,391	$152,011

Operating Income:
Asset-Based Truckload Services	$3,151	$5,047
Brokerage Services	578	411
Unallocated Corporate Overhead	(3,428)	(3,642)
Total	$301	$1,816

Our asset-based truckload services segment total revenue increased for the quarter when compared to the prior year period as the result of increases in fuel surcharge revenue and rates. Fuel surcharge revenue increased $9.3 million as a result of fuel prices, as measured by the average weekly DOE on-highway diesel prices, being 76 cents per gallon or 27% higher in the first quarter of 2011 than the same period in 2010.  Additionally, our average freight revenue per total mile increased 6.5 cents, or 5.1%, period-over-period, more than offset by a 5.8% decrease in utilization. Rates have improved as a result of continued strength and improvement in truckload fundamentals including low inventories, economic growth, and tightening capacity.  Decreases in utilization are the result of harsh winter weather across the nation and weak West Coast freight demand. The asset-based division's operating expenses (including unallocated corporate overhead), net of fuel surcharge revenue, increased 8 cents per mile in the first quarter of 2011 versus the first quarter of 2010.  This increase was led by a 2 cents per mile increase in both our insurance and claims expense and salaries, wages, and related expenses, along with increases on a per mile basis in all other expense categories.

Our brokerage services segment revenue decreased for the quarter when compared to the prior year period as the result of an elimination of unprofitable freight and agents in the first half of 2010 as evidenced by a 32.1% period-over-period decrease in loads, partially offset by an increase in revenue per load and per loaded mile resulting from freight with a higher rate per mile, including fuel and more miles per load.  Net revenue (total revenue less purchased transportation) for the quarter increased 1.2% compared to the 2010 quarter, primarily as a result of decreased revenue, while payments to third-party transportation providers were 75.3% of total revenue in the current quarter, down from 84.5% of total revenue in the prior year quarter.  Solutions' other operating expenses as a percentage of revenue increased to 15.8% of total revenue in the first quarter from 11.5% of total revenue in the first quarter of 2010, as agent fees increased as a percentage of total revenues, but decreased as a percentage of gross margin, due to the significantly improved quarter-over-quarter gross margin percentage.  We have continued to improve our cost structure in this segment in light of reductions in revenue, with the goal of growing the segment's revenue base, generating appropriate gross margins, and maintaining a lean cost structure such that the business is a truly variable cost business and will hopefully produce a positive operating profit in most freight environments.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at March 31, 2011, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $31.4 million and $30.7 million at March 31, 2011 and December 31, 2010, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2011, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  Our existing annual tractor fleet plan for 2011 includes the addition and disposal of approximately 950 tractors, of which we took delivery of approximately 175 tractors in the first quarter.  With a relatively young average fleet age at March 31, 2011, we believe there is significant flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. We had approximately $18.9 million in borrowings outstanding under the Credit Facility as of March 31, 2011, undrawn letters of credit outstanding of approximately $40.7 million, and available borrowing capacity of $25.2 million.  Our intra-period borrowings on the Credit Facility have ranged between $0.0 million and $22.3 million during the first quarter of 2011.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were lower in 2011 than 2010, primarily due to the receipt in 2010 of an $8.7 million refund of federal income taxes in the 2010 period, compared with a $0.9 million refund in the 2011 period.  Additionally, the decrease is the result of payments for several large insurance claims in the first quarter of 2011 and fluctuations in accounts payable and accrued expenses primarily related to period-over-period increases in fuel costs and payment in the first quarter of 2011 of incentive compensation related to the achievement of 2010 performance targets with no significant related payments in the first quarter of 2010.  As a result of an increase in our acquisition of revenue equipment using balance sheet debt as opposed to operating leases, the adjustment to net loss for depreciation and amortization was $1.1 million higher in 2011 versus 2010 fully offset by the change in net gains on the sale of property and equipment in 2011 compared to 2010.  Based on financing all revenue equipment additions in 2010 with balance sheet debt or capital leases and our plans to continue to add the majority of our revenue equipment using similar financing in 2011, management expects the trend of period-over-period increases in the non-cash add back for depreciation to continue throughout the remainder of the year.

The increase in net cash flows used in investing activities was primarily the result of an increase in our acquisition of revenue equipment using balance sheet financing as opposed to operating leases.  With an average fleet age of 1.7 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.

The changes in net cash flows provided by financing activities was primarily a function of a $26.4 million period-over-period change in the cash flows associated with the 2011 net borrowings and 2010 net repayments on our revolving credit facility and a $2.0 million year-over-year increase in the change in checks outstanding in excess of bank balances.  These changes are directly related to a corresponding fluctuation in cash flows from operations discussed above.

Material Debt Agreements

In September 2008, we entered into a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent, and JPMorgan Chase Bank, N.A.

The Credit Facility is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within our $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $18.9 million in borrowings outstanding under the Credit Facility as of March, 31, 2011, undrawn letters of credit outstanding of approximately $40.7 million, and available borrowing capacity of $25.2 million.  The weighted average interest rate on outstanding borrowings was 4.8%.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  The Credit Facility contains a single financial covenant which requires us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.

On August 31, 2010, we obtained a fourth amendment to our Credit Facility, which was retroactive to August 1, 2010 and, among other things, (i) extended the maturity date of the Credit Facility from September 2011 to September 2014, (ii) decreased the applicable margin for base rate loans to a range between 1.25% and 2.00% and for LIBOR loans to a range between 2.25% and 3.00%, (iii) eliminated the LIBOR floor on the interest rate grid, (iv) improved the unused line fee pricing to 0.5% per annum when availability is less than $50.0 million and 0.75% per annum when availability is at or over such amount (previously the fee was 0.5% per annum when availability was less than $42.5 million and 0.75% when availability was at or over such amount), (v) reduced the field exam frequency from three field examinations of any Borrower’s books and records and three appraisals of pledged equipment to two examinations and two appraisals, respectively, and (vi) decreased the frequency of borrowing base certificates to monthly from weekly; provided no default exists and availability is more than $15.0 million.  In exchange for these amendments, we agreed to the decreases in interest rates and fees described above and paid fees and expenses of approximately $0.5 million.

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2011 terminate in September 2014 through October 2015 and contain guarantees of the residual value of the related equipment by us.  As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from May 2011 to September 2015.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered 2011, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At March 31, 2011, we had financed 60 tractors and 4,612 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the first quarter decreased to $3.2 million in 2011 from $5.2 million in the 2010 period, as we moved to financing new revenue equipment purchases with on-balance sheet financing.  Based on financing all revenue equipment additions in 2010 with balance sheet debt or capital leases and our plans to continue to add the majority of our revenue equipment using similar financing in 2011, management expects the trend of period-over-period reductions in revenue equipment rentals and a related increase in depreciation to continue throughout the remainder of the year.  The total amount of remaining payments under operating leases as of March 31, 2011 was approximately $63.4 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of March 31, 2011, the maximum amount of the residual value guarantees under the operating leases was approximately $5.0 million.  The present value of these future lease payments and their residual value guarantees was approximately $44.9 million at March 31, 2011.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2011, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our consolidated condensed financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2010 Annual Report on Form 10-K.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  Historically, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, including fiscal 2010, as we have seen increases in demand at varying times based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

We are subject to risks associated with the availability and price of fuel, which are subject to political, economic, and market factors that are outside of our control.  We also may be adversely affected by the timing and degree of fluctuations in fuel prices.  Our fuel surcharge program mitigates the effect of rising fuel prices but does not always result in fully recovering the increase in our cost of fuel.  In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather and due to fluctuations in the price of fuel between the fuel surcharge's benchmark index reset.

In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  At March 31, 2011, we had forward futures swap contracts on approximately 0.5 million gallons per month in April 2011 through June 2011 and 0.3 million gallons per month in July 2011 through December 2011 or approximately 10% and 5% percent of our projected monthly fuel requirements, respectively. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  Based on retrospective and prospective regression analyses, changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  The aggregate result of our various hedging activities provided for a reduction of $0.5 million in fuel costs for the three months ended March 31, 2011.  Based on our expected fuel consumption for the remainder of 2011, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $11.8 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

At March 31, 2011, we had forward futures swap contracts on approximately 0.5 million gallons per month in April 2011 through June 2011 and 0.3 million gallons per month in July 2011 through December 2011 or approximately 10% and 5% percent of our projected monthly fuel requirements, respectively. During the fourth quarter of 2010, we sold all of our contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains. The remaining gains totaling approximately $0.5 million represent additional hedged gallons of 0.5 million gallons per month in April 2011 through July 2011 and 0.3 million gallons in August 2011 or approximately 10% and 5% percent of our projected monthly fuel requirements, respectively.

The gains on the contracts liquidated in 2010 along with the fair value of two contracts that were entered into in the first quarter of 2011, which had a fair value of approximately $0.6 million and are included in other assets in the consolidated condensed balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.5 million was reclassified from accumulated other comprehensive income to earnings during the three months ended March 31, 2011 related to gains on contracts that expired or were sold in 2010 and for which we completed the forecasted transaction by purchasing the hedged diesel fuel.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $230.5 million of debt and capital leases, we had $21.8 million of variable rate debt outstanding at March 31, 2011, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.2 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

PART II
OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.  In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated condensed financial statements.

ITEM 1A.                   RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2010, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended March 31, 2011:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
January 1-31, 2011	21,403	$9.41	-	-
February 1-28, 2011	-	-	-	-
March 1-31, 2011	28,085	8.92	-	-

Total	49,488	$9.13	-	-

(1)
Includes 49,488 shares of Class A common stock withheld at an average price of $9.13 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

(2)
On May 11, 2005, the Company announced a $1.3 million Class A common stock repurchase plan pursuant to which shares could be purchased in the open market or through negotiated transactions subject to criteria established by our board of directors.  No shares were purchased under this plan during 2010, 2009, 2008, or 2007, and the plan expired on June 30, 2009.  Our Credit Facility prohibits the repurchase of any shares, except those purchased to offset an employee's minimum statutory withholding requirements upon the vesting of equity awards, without obtaining approval from the Lenders.  Accordingly, we do not currently have a stock repurchase program in place.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	#	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	#	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2, filed herewith)
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer

References:
(1)	Incorporated by reference to Form 10-K, filed March 17, 2008 (SEC Commission File No. 000-24960).
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 13, 2011	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer
in his capacity as such and on behalf of the issuer.