Form 10-Q
period 2011-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2011-08-12
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 8, 2011).
Class A Common Stock, $.01 par value: 12,369,041 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

ASSETS	June 30, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$2,281	$9,361
Accounts receivable, net of allowance of $1,448 in 2011 and $1,537 in 2010	65,512	60,816
Drivers' advances and other receivables, net of allowance of $2,476 in 2011 and $2,499 in 2010	5,538	4,591
Inventory and supplies	4,624	4,481
Prepaid expenses	6,837	8,833
Assets held for sale	3,876	802
Deferred income taxes	3,856	677
Income taxes receivable	-	1,577
Total current assets	92,524	91,138

Property and equipment, at cost	431,761	450,467
Less: accumulated depreciation and amortization	(118,120)	(126,513)
Net property and equipment	313,641	323,954

Goodwill	11,539	11,539
Other assets, net	7,309	5,735
Total assets	$425,013	$432,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$7,326	$4,795
Accounts payable	7,342	6,902
Accrued expenses	23,421	26,481
Current maturities of long-term debt	70,481	68,379
Current portion of capital lease obligations	1,451	1,399
Current portion of insurance and claims accrual	13,503	13,927
Total current liabilities	123,524	121,883

Long-term debt	131,973	141,963
Long-term portion of capital lease obligations	12,638	13,418
Insurance and claims accrual	10,098	10,900
Deferred income taxes	44,742	41,821
Other long-term liabilities	1,624	1,683
Total liabilities	324,599	331,668
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 12,364,437 and 12,190,682 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	142	140
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,035	90,842
Treasury stock at cost; 1,104,653 shares as of June 30, 2011 and 1,278,408 shares as of December 31, 2010	(14,296)	(16,799)
Accumulated other comprehensive income	303	476
Retained earnings	25,206	26,015
Total stockholders' equity	100,414	100,698
Total liabilities and stockholders' equity	$425,013	$432,366

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2011	2010	2011	2010
Revenue:
Freight revenue	$133,630	$141,392	$258,048	$270,728
Fuel surcharge revenue	39,235	27,587	71,208	50,262
Total revenue	$172,865	$168,979	$329,256	$320,990

Operating expenses:
Salaries, wages, and related expenses	54,474	54,772	106,215	107,779
Fuel expense	56,301	44,047	106,973	86,205
Operations and maintenance	10,715	10,314	20,888	20,388
Revenue equipment rentals and purchased transportation	15,459	19,245	29,436	36,884
Operating taxes and licenses	3,014	3,081	6,116	5,410
Insurance and claims	11,193	8,098	19,883	15,712
Communications and utilities	1,248	1,407	2,583	2,241
General supplies and expenses	3,981	4,682	7,849	8,640
Depreciation and amortization, including gains and losses on disposition of equipment	9,246	13,291	21,778	25,873
Total operating expenses	165,631	158,937	321,721	309,132
Operating income	7,234	10,042	7,535	11,858
Other (income) expenses:
Interest expense	3,926	4,290	8,022	8,243
Interest income	(10)	-	(32)	(2)
Other (income) expense, net	(15)	5	(43)	(41)
Other expenses, net	3,901	4,295	7,947	8,200
Equity in income of affiliate	125	-	125	-
Income (loss) before income taxes	3,458	5,747	(287)	3,658
Income tax expense	1,803	2,858	522	2,945
Net income (loss)	$1,655	$2,889	$(809)	$713

Income (loss) per share:
Basic and diluted net income (loss) per share	$0.11	$0.20	$(0.06)	$0.05
Basic weighted average shares outstanding	14,702	14,257	14,657	14,224
Diluted weighted average shares outstanding	14,833	14,361	14,657	14,294

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2010	$140	$24	$90,842	$(16,799)	$476	$26,015	$100,698

Net loss	-	-	-	-	-	(809)	(809)

Other comprehensive income:

Unrealized gain on effective portion of fuel hedge, net of tax of $441	-	-	-	-	1,149	-	1,149

Comprehensive income	-	-	-	-	1,149	(809)	340

Reclassification of fuel hedge gain into statement of operations, net of income tax of $508	-	-	-	-	(1,322)	-	(1,322)

Issuance of restricted stock from treasury stock, net	2	-	(2,895)	2,503	-	-	(390)

Income tax benefit arising from restricted share vesting	-	-	432	-	-	-	432

Stock-based employee compensation expense	-	-	656	-	-	-	656

Balances at June 30, 2011	$142	$24	$89,035	$(14,296)	$303	$25,206	$100,414

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands)

	Six months ended June 30, (unaudited)
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(809)	$713
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	358	363
Depreciation and amortization	26,768	27,198
Amortization of deferred financing fees	197	476
Deferred income tax expense	378	13,992
Income tax benefit arising from restricted share vesting	(432)	-
Deferred gain (reversal into earnings) on fuel hedge	(623)	254
Stock based compensation expense	876	593
Equity in income of affiliate	(125)	-
Gain on disposition of property and equipment	(4,990)	(1,325)
Changes in operating assets and liabilities:
Receivables and advances	(4,424)	(7,810)
Prepaid expenses and other assets	1,912	(281)
Inventory and supplies	(143)	158
Insurance and claims accrual	(1,226)	1,770
Accounts payable and accrued expenses	(4,956)	2,186
Net cash flows provided by operating activities	12,761	38,287

Cash flows from investing activities:
Acquisition of property and equipment	(44,969)	(73,560)
Investment in affiliated company	(1,500)	-
Proceeds from disposition of property and equipment	32,829	23,391
Net cash flows used in investing activities	(13,640)	(50,169)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	2,531	(1,033)
Proceeds from issuance of notes payable	23,657	50,095
Income tax benefit arising from restricted share vesting	432	-
Repayments of notes payable	(45,581)	(35,615)
Repayments of capital lease obligation	(728)	(560)
Proceeds (repayments) under revolving credit facility, net	14,036	(8,655)
Repurchase of company stock to satisfy minimum statutory withholding requirements	(540)	(131)
Debt refinancing costs	(8)	(136)
Net cash provided by (used in) financing activities	(6,201)	3,965

Net change in cash and cash equivalents	(7,080)	(7,917)

Cash and cash equivalents at beginning of period	9,361	12,221

Cash and cash equivalents at end of period	$2,281	$4,304

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

Recent Accounting Pronouncements

Fair Value Measurement - In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04.  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.

Presentation of Comprehensive Income - In June 2011, the FASB issued Accounting Standards Update   2011-05.  ASU 2011-05 amends guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate, but consecutive, statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.

We are currently evaluating both updates but don’t expect a significant impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the 2011 presentation, including $0.8 million and $1.6 million from general supplies and expenses to salaries, wages, and related expenses related to agent fees and contract labor and $1.2 million and $2.6 million from insurance and claims to operations and maintenance related to a change in the threshold used to classify certain-over-the road damage not specifically related to an accident for the three and six months periods ended June 30, 2011, respectively.  The reclassifications did not affect stockholders' equity or net income (loss) reported.

Note 2.	Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted loss per share for the six months ended June 30, 2011 excludes all unexercised options given no option exercise price was greater than the year-to-date weighted average share price and 104,000 unvested shares, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$1,655	$2,889	$(809)	$713
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,702	14,257	14,657	14,224
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	131	101	-	70
Equivalent shares issuable upon conversion of unvested employee stock options	-	3	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,833	14,361	14,657	14,294

Basic and diluted net income (loss) per share:	$0.11	$0.20	$(0.06)	$0.05

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total Revenues:
Asset-Based Truckload Services	$165,459	$158,160	$315,344	$299,923
Brokerage Services	7,406	10,819	13,912	21,067

Total	$172,865	$168,979	$329,256	$320,990

Operating Income (Loss):
Asset-Based Truckload Services	$12,124	$13,751	$15,273	$18,799
Brokerage Services	251	295	830	706
Unallocated Corporate Overhead	(5,141)	(4,004)	(8,568)	(7,647)

Total	$7,234	$10,042	$7,535	$11,858

Note 4.	Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of June 30, 2011 has not changed significantly in amount or composition since December 31, 2010.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income and tax planning strategies available to us, no valuation allowance has been established at June 30, 2011, except for $0.8 million related to certain state net operating loss and capital loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.	Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	June 30, 2011	December 31, 2010
Fair Value of Derivatives	$246	$-
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$246	$-
Significant Unobservable Inputs (Level 3)	-	-

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

At June 30, 2011, we had forward futures swap contracts on approximately 4.5 million gallons for the remainder of 2011 and 3.6 million gallons for 2012 or approximately 13.6% and 5.5% percent of our projected remaining 2011 and annual 2012 fuel requirements, respectively.

During the fourth quarter of 2010, we sold all of our contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains. The remaining gains totaling approximately $0.2 million represent additional hedged gallons of 0.5 million gallons in July 2011 and 0.3 million gallons in August 2011 or approximately 10% and 5% percent of our projected monthly fuel requirements, respectively.

The gains on the contracts liquidated in 2010 along with the fair value of the contracts that were in effect at June 30, 2011, which had a fair value of approximately $0.2 million and are included in other assets in the consolidated condensed balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.9 million and $1.3 million was reclassified from accumulated other comprehensive income to earnings during the three and six months ended June 30, 2011, respectively, related to gains on contracts that expired or were sold in 2010 and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, while in 2010, $0.4 million and $0.7 million were reclassified from accumulated other comprehensive income to earnings during the three and six months ended June 30, 2010, respectively. During the second quarter of 2010, the Company entered into a fixed forward purchase agreement with a fuel vendor whereby the Company agreed to purchase 0.5 million gallons of diesel fuel per month for twenty-four months and included in the contract was a hedge of the related cost of the fuel under which the Company pays a fixed rate per gallon of heating oil and receives the monthly average price of New York heating oil per the NYMEX.  The hedge and related purchase of the fuel was accounted for using the normal purchases and sales scope exception given management concluded that all relevant criteria were met.  Subsequent to entering into the agreement, the Company sold the related contract as a result of a significant gain on the hedge and determination that the fundamentals of the petroleum markets provided for the likely ability of the Company to both realize the gain and enter into a subsequent hedge to mitigate the risk at a similar cost.  The termination of the agreement generated a $0.8 million gain that was recorded during the three months ended June 30, 2010 and is included as a reduction in fuel expense.

Based on the amounts in accumulated other comprehensive income as of June 30, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.4 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2011, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.	Debt

Current and long-term debt consisted of the following at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$14,057	$-	$21
Revenue equipment installment notes with finance companies; weighted average interest rate of 6.4% and 6.5% at June 30, 2011, and December 31, 2010, respectively, due in monthly installments with final maturities at various dates ranging from July 2011 to December 2015, secured by related revenue equipment	70,116	115,538	68,014	139,395
Real estate note; interest rate of 2.7% and 2.8% at June 30, 2011, and December 31, 2010, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,378	365	2,547
Total debt	70,481	131,973	68,379	141,963

Capital lease obligations, secured by related revenue equipment	1,451	12,638	1,399	13,418

Total debt and capital lease obligations	$71,932	$144,611	$69,778	$155,381

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $14.1 million in borrowings outstanding under the Credit Facility as of June 30, 2011, undrawn letters of credit outstanding of approximately $40.7 million, and available borrowing capacity of $30.2 million.  The weighted average interest rate on outstanding borrowings was 4.8%.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2011 terminate in September 2014 through October 2015 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2011 to December 2015.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2011, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Note 8.	Share-Based Compensation

On March 31, 2011, the Compensation Committee of the Board of Directors of the Company approved a second amendment (the "Second Amendment") to the 2006 Omnibus Incentive Plan (the "Incentive Plan") to, among other things, (i) provide that the maximum aggregate number of shares of Class A common stock available for the grant of awards under the Incentive Plan from and after May 17, 2011, shall not exceed 800,000, (ii) limit the shares of Class A common stock that shall be available for issuance or reissuance under the Incentive Plan from and after May 17, 2011 to the additional 800,000 shares reserved, plus any expirations, forfeitures, cancellations, or certain other terminations of such shares, and (iii) re-set the term of the Incentive Plan to expire with respect to the ability to grant new awards on March 31, 2021.  The Compensation Committee also re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m).  The Second Amendment and the material terms of the performance-based goals under the Incentive Plan were forwarded for stockholder approval, and on May 17, 2011, at the Company's 2011 Annual Meeting, the Company's stockholders approved the adoption of the Second Amendment and re-approved the material terms of the performance-based goals under the Incentive Plan.

The Incentive Plan, permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At June 30, 2011, 583,897 of the aforementioned 800,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2021.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended June 30, 2011 and 2010 of approximately $0.3 and $0.3 million, respectively, and for the six months ended June 30, 2011 and 2010 of approximately $0.8 and $0.5 million, respectively.  An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the consolidated condensed statements of operations for the three and six months ended June 30, 2011 and 2010 as it related to the issuance of restricted stock to non-employee directors. The expense in the 2011 periods includes $0.1 million related to liability awards issued to non-employees. The fair value of our liability for these awards has been fully recognized at June 30, 2011 as there are no continuing service requirements associated with these awards. Changes in the fair value of the liability that occur in the future will be recognized as compensation cost during the period in which the changes occur. We re-measure the liability for the outstanding awards at the end of each reporting period based on the closing price of our Class A common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $0.1 million at June 30, 2011 and is included in accrued expenses in the accompanying consolidated condensed balance sheet.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes.  To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 49,488 and 9,504 Class A common stock shares, which were withheld at a weighted average per share price of $9.13 and $9.24 based on the closing price of our Class A common stock on the dates the shares vested, in the first and second quarters of 2011, respectively, in lieu of the federal and state minimum statutory tax withholding requirements.  We remitted approximately $0.5 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.  The tax withholding amounts paid by us have been accounted for as a repurchase of shares in the accompanying consolidated condensed statement of stockholders' equity.

Note 9.	Equity Method Investment

On May 31, 2011, the Company acquired a 49.0% interest in Transport Enterprise Leasing, LLC (“TEL”) for $1.5 million in cash. Additionally, TEL’s majority owners are eligible to receive an earn-out of up to $4.5 million over two years.  Any earn-out payments will increase the Company’s investment balance should they be required. TEL is a tractor and trailer equipment leasing company and used equipment sales agent. The Company has not guaranteed any of TEL’s debt and has no obligation to provide funding, services or assets. Under the agreement, the Company has an option to acquire 100% of TEL between January 1, 2013 and May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before income and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners’ have the option to acquire the Company’s interest based on the same terms detailed above.  The Company sold tractors and trailers to TEL for $1.9 million during the first six months of 2011 and $2.9 million during fiscal 2010 and provided maintenance services to TEL totaling $0.1 million during the first six months of 2011 and $0.2 million in fiscal 2010.

The Company has accounted for its investment in TEL using the equity method of accounting and thus the Company’s financial results include its proportionate share of income since May 31, 2011, or $0.1 million for the three months ended June 30, 2011.

Note 10.	Commitments and Contingencies

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

Executive Overview

While there were some positives in the second quarter of 2011, we were overall disappointed with the results.  The major items negatively impacting the quarter were softer than expected freight in the early part of the quarter and a very tough driver market that resulted in increasing the number of our unseated trucks.  As the driver market continues to tighten, we have more unseated trucks than we did a year ago that negatively affected utilization. Additionally, we experienced larger than expected movement in prior period insurance claims resulting from unfavorable claims development where new information or settlements led to increased expenses on past claims.  From a positive standpoint, we captured better than expected increase in freight rates due to improvements in freight mix and customer recognition of the combination of services and capacity that we offer and favorable increases in gain on sale of our used equipment.

Our consolidated revenue increased to $172.9 million for the second quarter of 2011, a 2.3% increase from $169.0 million in the second quarter of 2010.  Higher fuel prices resulted in fuel surcharge revenues of $39.2 million during the second quarter of 2011, compared with $27.6 million for the second quarter of 2010.  Freight revenue, which for these purposes excludes fuel surcharges, decreased 5.5% or $7.8 million in the second quarter of 2011 from the second quarter of 2010.  We measure freight revenue because management believes that fuel surcharges tend to be a volatile source of revenue and the removal of such surcharges affords a more consistent basis for comparing results of operations from period-to-period. We experienced a 1.9% decrease in average freight revenue per tractor per week with a 1.4% decrease in the size of our tractor fleet. Average freight revenue per tractor per week declined to $3,198 during the 2011 quarter from $3,261 during the 2010 quarter due to an approximately 7.5% decrease in miles per tractor, partially offset by improved rates.  Our average freight revenue per total mile increased 7.8 cents per mile, or 6.0%, compared with the second quarter of 2010, which was especially favorable given a 0.6% increase in our average length-of-haul from 876 miles to 881 miles. We were able to reduce our non-revenue miles by more than 47 basis points as compared to the second quarter of 2010 as we have been very diligent in refining our network and actively managed out of route miles during the quarter.

Our asset-based operating costs were 10.0 cents per mile higher in the second quarter of 2011 than 2010 and 9.0 cents per mile higher in the first half of 2011 than 2010. Driver wages increased 2.0 cents per mile due to pay adjustments since the second quarter of 2010 and workers’ compensation expense increased 2.0 cents per mile as a result of adverse claims development and the second quarter of 2010 expense being well below historic averages at less than 1.0 cents per mile. Diesel fuel prices in 2011 continued to rise throughout April and early May, but began to decline late May through the end of June. The overall higher prices resulted in a 2.3 cent per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue, compared with the second quarter of 2010. Insurance and claims cost per mile increased to 12.2 cents per mile in the second quarter of 2011 from 8.0 cents per mile in the second quarter of 2010. This increase related to additional claims reserves where new information or settlements led to increased expenses on past claims, partially offset by decreased frequency of accidents in the 2011 quarter. The timing of settling an unusually high number of large claims during the quarter contributed to this increase in costs.

These increases were partially offset by certain fixed cost decreases. During the quarter, capital costs (combined depreciation and amortization, revenue equipment rentals and interest expense) decreased by approximately $5.2 million. Due to a continued strong market for used revenue equipment in second quarter of 2011 that contributed $3.2 million of gain on disposition of property and equipment, as well as a reduction of our leased trailers from our fleet related to operational efficiency, and improved terms on a large portion of our remaining dry van trailers under a revised lease agreement. We also experienced fixed cost decreases in communication expense, operating taxes and licenses expense and other general supplies and expenses.

Solutions’ purchased transportation as a percentage of revenue trended favorably at 80.1% in the current quarter, down from 85.5% in the prior year quarter while its other operating expenses as a percentage of revenue increased to 16.5% of revenue from 11.8%.

Additional items of note include the following:

●
Our Solutions brokerage subsidiary had a strong second quarter and first half of 2011, improving its operating ratio for the second quarter of 2011 to 96.6% compared with 97.3% in 2010 and its year to date operating ratio to 94.0% from 96.6% in 2010;

●
Since December 31, 2010, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations increased by approximately $1.9 million to $265.8 million, while over the last year the age of our tractor fleet has decreased from 1.8 years to 1.7 years;

●	We were in compliance with our financial covenant at the end of the quarter;
●	We completed the acquisition of a 49.0% equity method investment in Transport Enterprise Leasing, LLC (“TEL”);
●
Operating income of $7.2 million and an operating ratio of 94.6% for the second quarter of 2011 compared to operating income of $10.0 million and an operating ratio of 92.9% for the second quarter of 2010; and

●
Net income of $1.7 million, or $0.11 per basic and diluted share, in the second quarter of 2011, compared to net income of $2.9 million, or $0.20 per basic and diluted share in the second quarter of 2010.

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

We believe our fiscal 2011 plan will produce increased profits when compared to 2010.  However, with the economy appearing to be slowing down a bit, high fuel prices, and a tightening driver market, we are cautious about 2011.  We are focused on implementing our continuous improvement plans and obtaining appropriate rates on the freight we haul as pricing in the marketplace has to continue to increase in order to compensate us for rising cost pressures such as driver wages, safety regulatory changes, higher truck prices, and the portion of higher fuel costs not currently covered by customer fuel surcharges. Additionally, we remain focused on cost control and discipline in all areas of our business.

We remain committed to further improving the productivity of our existing fleet, operating efficiently, and positioning our Company for long-term success.  To that end, in the second quarter of 2011, we launched our “Circle of Excellence” whereby we are focusing on the blocking and tackling of trucking: DRIVERS (specifically driver satisfaction and retention); CUSTOMERS (specifically service and on-time percent); and SAFETY (specifically reducing accidents and improving CSA 2010 metrics). We have established updated goals and metrics related to positively impacting each of these and have communicated such that our employees know what he or she can do to positively impact these areas.

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

Revenue Equipment

At June 30, 2011, we operated 3,049 tractors and 7,133 trailers. Of such tractors, 2,671 were owned, 240 were financed under operating leases, and 138 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,112 were owned, 4,673 were financed under operating leases, and 348 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2011, our fleet had an average tractor age of 1.7 years and an average trailer age of 5.6 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2011 TO THREE MONTHS ENDED JUNE 30, 2010

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended June 30,			Three months ended June 30,
	2011	2010		2011	2010
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	31.5	32.4	Salaries, wages, and related expenses	40.7	38.8
Fuel expense	32.6	26.1	Fuel expense (1)	12.8	11.6
Operations and maintenance	6.2	6.1	Operations and maintenance	8.0	7.3
Revenue equipment rentals and purchased transportation	8.9	11.4	Revenue equipment rentals and purchased transportation	11.5	13.6
Operating taxes and licenses	1.8	1.8	Operating taxes and licenses	2.3	2.2
Insurance and claims	6.5	4.8	Insurance and claims	8.4	5.7
Communications and utilities	0.7	0.8	Communications and utilities	1.0	1.0
General supplies and expenses	2.3	2.8	General supplies and expenses	3.0	3.3
Depreciation and amortization	5.3	7.9	Depreciation and amortization	6.9	9.4
Total operating expenses	95.8	94.1	Total operating expenses	94.6	92.9
Operating income	4.2	5.9	Operating income	5.4	7.1
Other expense, net	2.3	2.5	Other expense, net	2.9	3.0
Equity in income of affiliate	0.1	0.0	Equity in income of affiliate	0.1	0.0
Income before income taxes	2.0	3.4	Loss before income taxes	2.6	4.1
Income tax expense	1.0	1.7	Income tax expense	1.3	2.0
Net income	1.0%	1.7%	Net income	1.3%	2.1%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($39.2 million and $27.6 million in the three months ended June 30, 2011 and 2010, respectively).

Revenue
For the quarter ended June 30, 2011, total revenue increased $3.9 million, or 2.3%, to $172.9 million from $169.0 million in the 2010 period.  Freight revenue decreased $7.8 million, or 5.5%, to $133.6 million in the three months ended June 30, 2011, from $141.4 million in the same period in 2010.  The decrease resulted from a $4.4 million reduction in freight revenue from our asset-based segment, while our Solution's segment freight revenue decreased $3.4 million.  The decrease in Solutions freight revenue was primarily attributable to the elimination of unprofitable freight and agents after the second quarter of  2010, partially offset by an increase in revenue per load and per loaded mile resulting from freight with a higher rate per mile, including fuel. The reduction in our asset-based segment's freight revenue is a result of a 7.5% decrease in utilization based on reduced average miles per tractor, partially offset by a 7.8 cent, or 6.0%, period-over-period increase in average freight revenue per total mile.  We attribute the increase in average freight revenue per total mile to improvements in our freight mix and customer recognition of the combination of service and capacity that we offer, and an improved rate environment.  Our increase in average freight revenue per mile was especially favorable given a 0.6% increase in our average length-of-haul from 876 miles to 881 miles.  Rates have improved as a result of continued strength and improvement in truckload fundamentals including tightening capacity and low inventories, while reductions in utilization are the result of a 1.4% reduction in average tractors and an increase in our unseated truck count resulting from a tight driver market.  We are managing our network and the related allocation of resources to maximize utilization, minimize out-of-route and/or deadhead miles, minimize broker freight, and improve rates.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
The increase in salaries, wages, and related expenses as a percentage of freight revenue in the second quarter 2011 compared to the second quarter of 2010 is the result of  an increase in driver wages by 2.0 cents per mile due to pay adjustments since the second quarter of 2010. In addition, we experienced a 2.0 cents per mile increase in workers’ compensation expense related to adverse claims development and abnormally low expenses in the 2010 quarter.  Group health costs were $0.4 million more than the prior year period as a result of several large claims.  These increases were partially off-set by a decrease in non-driver wages related to reduced incentive accruals compared to the prior year period. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may increase as we look to reduce the number of unseated trucks in our fleet.

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

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the Department of Energy averaged approximately $0.97/gallon (or 32%) higher in the second quarter of 2011 compared with the 2010 quarter and approximately $0.41/gallon (or 11%) higher than the first quarter of 2011. Diesel fuel prices continued to rise throughout April and early May, but began to decline late May through the end of June. The overall higher prices resulted in a 2.3 cent per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue compared with the second quarter of 2010.

Additionally, $0.9 million was reclassified from accumulated other comprehensive income to earnings as a reduction in fuel expense during the three months ended June 30, 2011 related to gains on contracts that expired or were sold in 2010 and for which we completed the transaction by purchasing the hedged diesel fuel.  In the 2010 quarter, $0.4 million was reclassified from accumulated other comprehensive income to earnings.  The Company terminated a fixed forward purchase agreement that generated a $0.8 million gain that was recorded during the three months ended June 30, 2010 and is included as a reduction in fuel expense.

We expect to continue managing our idle time and truck speeds, as well as invest in more fuel-efficient tractors to improve our fuel miles per gallon, implement a disciplined approach to locking in fuel hedges when deemed appropriate, and partner with customers to favorably adjust fuel surcharge programs which are inadequate to recover a fair portion of rising fuel costs.  Going forward, we believe these expenses could increase in absolute terms and as a percentage of revenue.

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue primarily relates to a $0.3 million increase in our tire costs on an 8.8% reduction in miles given an approximate 25.0% vendor increase in the cost per tire as a result of supply shortages and increased petroleum product prices.  We are also experiencing increases in parts and over-the-road repair costs as a result of many vendors passing along price increases, as well as costs associated with the implementation of CSA 2010 regulations. Recruiting and new hire costs are also higher in 2011 than 2010 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks. Additionally, the fluctuation is the result of the costs having a high fixed component, while freight revenue decreased period-over-period.  We expect period-over-period operations and maintenance costs to be higher through the remainder of 2011 when compared to 2010, given the aforementioned trends related to CSA 2010, higher tire and parts costs and costs needed to recruit drivers when capacity is limited.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $0.8 million decrease in tractor and trailer equipment rental expense, a $2.9 million decrease in payments to third-party transportation providers and a $0.1 million decrease in payments to independent contractors.  We had financed approximately 240 tractors and 4,673 trailers under operating leases at June 30, 2011, compared with 137 tractors and 5,535 trailers under operating leases at June 30, 2010.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Also, in the fourth quarter of 2010, we entered into an agreement that improved the rental rate on a large portion of our existing trailers.  Payments to third-party transportation providers decreased in the 2011 period from the 2010 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers.  Payments to independent contractors were relatively flat period over period due to slight increase in the size of the independent contractor fleet and fuel surcharges passed through that are a component of the related expense, off-set by reduced miles per unit.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, although we continue to recruit independent contractors, the addition of independent contractors to our fleet has slowed recently.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in the second quarter of 2011 from the second quarter of 2010 as a percentage of freight revenue.  Insurance and claims cost increased to 12.2 cents per mile in the second quarter of 2011 from 8.0 cents per mile in the second quarter of 2010. The increase related to additional auto liability claims reserves where new information or settlements led to increased expenses on past claims, partially offset by favorable decreased frequency of accidents in the 2011 quarter.  The timing of settling an unusually high number of large claims during the quarter also contributed to this increase in costs. Additionally, cargo and physical claims and the related expense were higher in the second quarter of 2011 from the second quarter of 2010. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $1.4 million in the 2011 period from the 2010 period, as a result of adjusting residual values for units expected to be sold in 2011 given the robust used equipment market, partially offset by more owned tractors on our consolidated condensed balance sheet (2,934 and 2,832 tractors at June 30, 2011 and 2010, respectively), and increased cost of new tractors.  Gains on the disposal of property and equipment, totaling $3.2 million in the second quarter of 2011, were $2.5 million higher than the 2010 period due to the favorable used equipment market.  While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the second half of 2011 are expected to be lower than the first half of the year and more in line with the second half of 2010.

Equity in income of affiliate
The Company has accounted for its investment in TEL using the equity method of accounting and thus the Company’s financial results include its proportionate share of income (loss) since May 31, 2011, or $0.1 million for the three months ended June 30, 2011.  Given we only included one month of TEL’s results during the quarter and given volatility in used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense
The tax expense recognized in 2011 compared to the tax expense in 2010 is primarily related to the $2.3 million decrease in the pre-tax income in the 2011 period compared to the 2010 period and the impact of the non-deductible add back for our driver per diem payment structure.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2011 TO SIX MONTHS ENDED JUNE 30, 2010

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Six months ended June 30,			Six months ended June 30,
	2011	2010		2011	2010
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	32.3	33.5	Salaries, wages, and related expenses	41.2	39.8
Fuel expense	32.5	26.9	Fuel expense (1)	13.9	13.3
Operations and maintenance	6.3	6.3	Operations and maintenance	8.1	7.5
Revenue equipment rentals and purchased transportation	8.9	11.5	Revenue equipment rentals and purchased transportation	11.4	13.6
Operating taxes and licenses	1.9	1.7	Operating taxes and licenses	2.4	2.0
Insurance and claims	6.0	4.9	Insurance and claims	7.7	5.8
Communications and utilities	0.8	0.7	Communications and utilities	1.0	0.8
General supplies and expenses	2.4	2.7	General supplies and expenses	3.0	3.2
Depreciation and amortization	6.6	8.1	Depreciation and amortization	8.4	9.6
Total operating expenses	97.7	96.3	Total operating expenses	97.1	95.6
Operating income	2.3	3.7	Operating income	2.9	4.4
Other expense, net	2.4	2.6	Other expense, net	3.1	3.0
Equity in income of affiliate	0.0	0.0	Equity in income of affiliate	0.0	0.0
Income (loss) before income taxes	(0.1)	1.1	Income (loss) before income taxes	(0.2)	1.4
Income tax expense	0.1	0.9	Income tax expense	0.2	1.1
Net income (loss)	(0.2%)	0.2%	Net income ( loss)	(0.4%)	0.3%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($71.2 million and $50.3 million in the six months ended June 30, 2011 and 2010, respectively).

Revenue
For the period ended June 30, 2011, total revenue increased $8.3 million, or 2.6%, to $329.3 million from $321.0 million, in the 2010 period.  Freight revenue decreased $12.7 million, or 4.7%, to $258.0 million in the six months ended June 30, 2011, from $270.7 million in the same period in 2010.  The freight revenue decrease resulted from a $7.2 million reduction in freight revenue from our Solutions segment, while our asset-based segment's freight revenue decreased $5.5 million. The decrease in Solutions revenue was primarily attributable to the elimination of unprofitable freight and agents after the second quarter of 2010 as evidenced by a period-over-period decrease in loads, partially offset by an increase in revenue per load and per loaded mile resulting from freight with a higher rate per mile, including fuel. The reduction in our asset-based segment's freight revenue is a result of a 6.7% decrease in utilization based on reduced average miles per tractor, partially offset by a 7.1 cent, or 5.6% period-over-period, increase in average freight revenue per total mile.  We attribute the increase in average freight revenue per total mile to improvements in our freight mix and customer recognition of the combination of service and capacity that we offer, and an improved rate environment.  Our increase in average freight revenue per mile was especially favorable given a 1.8% increase in our average length-of-haul from 868 miles to 884 miles.  Rates have improved as a result of continued strength and improvement in truckload fundamentals including tightening capacity and low inventories, while reductions in utilization are the result of a reduction in average tractors and an increase in our unseated truck count resulting from a tight driver market.  We are managing our network and the related allocation of resources to maximize utilization, minimize out-of-route and/or deadhead miles, minimize broker freight, and improve rates.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
The increase in salaries, wages, and related expenses as a percentage of freight revenue in the second quarter 2011 compared to the second quarter of 2010 is the result of an increase in driver wages per mile due to pay adjustments since the second quarter of 2010.  In addition, we experienced an increase in workers’ compensation expense related to adverse claims development and abnormally low expense in the 2010 period.  These increases were partially off-set by a decrease in non-driver wages related to reduced incentive accruals compared to the prior year period. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may increase as we look to reduce the number of unseated trucks in our fleet.

Fuel expense
We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business during the first six months of 2011 relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  The DOE's national average cost of diesel fuel increased $0.87/per gallon (or 29.6%) in the first half of 2011, compared with the first half of 2010.  The higher prices and the negative effect that escalating fuel prices have on fuel surcharge recovery from customers resulted in a 1.5 cent per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue, compared with the first half of 2010.

Additionally, $1.3 million was reclassified from accumulated other comprehensive income to earnings, as a reduction in fuel expense, during the six months ended June 30, 2011, respectively, related to gains on contracts that expired or were sold in 2010 and for which we completed the transaction by purchasing the hedged diesel fuel.  In the 2010 period, $0.7 million was reclassified from accumulated other comprehensive income to earnings.  The Company terminated a fixed forward purchase agreement that generated a $0.8 million gain that was recorded during the three months ended June 30, 2010 and is included as a reduction in fuel expense.

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue primarily relates to a $0.2 million increase in our tire costs on a 7.4% reduction in miles given an approximate 25.0% vendor increase in the cost per tire as a result of supply shortages and increased petroleum product prices.  We are also experiencing increases in parts and over the road repair costs as a result of many vendors passing along price increases, as well as costs associated with the implementation of CSA 2010 regulations. Recruiting and new hire costs are also higher in 2011 than 2010 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks. Additionally, the fluctuation is the result of the costs having a high fixed component, while freight revenue decreased period-over-period.  We expect period-over-period operations and maintenance costs to be higher through the remainder of 2011 when compared to 2010, given the aforementioned trends related to CSA 2010, higher tire and parts costs and costs needed to recruit drivers when capacity is limited.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in the 2011 period from the 2010 period was a result of a $2.6 million decrease in tractor and trailer equipment rental expense and a $6.4 million decrease in payments to third-party transportation providers, partially offset by a $1.6 million increase in payments to independent contractors.  We had financed approximately 240 tractors and 4,673 trailers under operating leases at June 30, 2011, compared with 137 tractors and 5,535 trailers under operating leases at June 30, 2010.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Also, in the fourth quarter of 2010, we entered into an agreement that improved the rental rate on a large portion of our existing trailers.  Payments to third-party transportation providers decreased in the 2011 period from the 2010 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers.  The significant increase in payments to independent contractors in the 2011 period from the 2010 period is mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If the economy continues to improve, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue.

Operating taxes and licenses
The increase in operating taxes and licenses as a percentage of freight revenue was the result of $0.6 million in property tax credits reducing the respective expenses in 2010 with no related credits in the 2011 period.  Additionally, the fluctuation is the result of the costs having a high fixed component, while freight revenue decreased period-over-period.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in the first half of 2011 from the first half of 2010 as a percentage of freight revenue.  This increase was the result of additional claims reserves where new information or settlements led to increased expenses or reserves on past claims during the 2011 quarter.  The timing of settling an unusually high number of large claims during the quarter also contributed to this increase in costs. As a result, the cost of insurance and claims increased to approximately 11.0 cents per mile in the first half of 2011 from approximately 8.1 cents per mile in the first half of 2010. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue as a result of lower freight revenue per tractor. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $0.3 million in the 2011 period from the 2010 period, as a  result of adjusting residual values for units expected to be sold in 2011 given the robust used equipment market, partially offset by more owned tractors on our consolidated condensed balance sheet (2,934 and 2,832 tractors at June 30, 2011 and 2010, respectively), and increased cost of new tractors.  Gains on the disposal of property and equipment, totaling $5.0 million in the first half of 2011, were $3.7 million higher than the 2010 period. While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the second half of 2011 are expected to be lower than the first half of the year and more in line with the second half of 2010.

Equity in income of affiliate
The Company has accounted for its investment in TEL using the equity method of accounting and thus the Company’s financial results include its proportionate share of income (loss) since May 31, 2011or $0.1 million for the three months ended June 30, 2011. Given we only included one month of TEL’s results during the quarter and given volatility in used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense
The tax expense recognized in 2011 compared to the tax expense in 2010 is primarily related to the $3.9 million increase in the pre-tax loss in the 2011 period compared to the 2010 period and the impact of the non-deductible add back for our driver per diem payment structure.  Additionally, there was $0.1 million of discrete items in the 2010 period, while there was $0.9 million in 2011, including a state deferred tax rate change and the release of a portion of the capital loss valuation allowance due to a fuel hedge gain recognized in the first half of 2011.   The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2011 TO THREE AND SIX MONTHS ENDED JUNE 30, 2010

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total revenues:
Asset-Based Truckload Services	$165,459	$158,160	$315,344	$299,923
Brokerage Services	7,406	10,819	13,912	21,067

Total	$172,865	$168,979	$329,256	$320,990

Operating Income (Loss):
Asset-Based Truckload Services	$12,124	$13,751	$15,273	$18,799
Brokerage Services	251	295	830	706
Unallocated Corporate Overhead	(5,141)	(4,004)	(8,568)	(7,647)

Total	$7,234	$10,042	$7,535	$11,858

Total revenue in our asset-based operations increased for the three and six months ended June 30, 2011 by $7.3 million and $15.4 million, or 4.6% and 5.1%, respectively, as compared with the same periods in the prior year. This increase consisted of higher fuel surcharge revenue of $11.6 million and $20.9 million, partially offset by lower freight revenues of $4.3 million and $5.5 million for the three and six months ended June 30, 2011, respectively. The decrease in freight revenues primarily related to a decrease in miles per tractor and an increase our unseated truck count in both the three and six month periods in 2011 compared to 2010 due to capacity constraints in the driver market.  The decreases in utilization and seated tractors were partially offset by an increase in rates for both the three and six month periods in 2011 compared to 2010. Our asset-based operating costs were 10 cents per mile higher in the second quarter of 2011 than 2010 and 9 cents per mile higher in the first half of 2011 than 2010. The cost increases primarily relate to increased driver pay per mile resulting from pay increases instituted in the second half of 2010, increased insurance and claims and workers' compensation expense resulting from unfavorable claims development where new information or settlements led to increased expenses on past claims, partially offset by favorable decreased frequency of accidents, and increased net fuel expense due to the year-over-year increase in fuel costs and negative impact on our costs of the portion of the increase not covered by fuel surcharge revenue. Depreciation and amortization, including gains on the sale of equipment, partially off-set the aforementioned cost increases given the used equipment market has been very robust thus far in 2011 and the gains on the sale of used tractors and trailers was $3.7 higher in the first half of 2011 than 2010.

Our brokerage subsidiary revenue decreased for the three and six months ended June 30, 2011 by $3.4 million and $7.2 million or by 31.5% and 34.0%, respectively, as compared with the same periods in the prior year. This decrease related primarily to the termination of certain agent and customer relationships during the second half of 2010, which contributed some lower margin revenue during the 2010 periods. Solutions’ purchased transportation as a percentage of revenue decreased to 80.1% in the current quarter, down from 85.5% in the prior year quarter and decreased to 77.9% from 85.0% for the six months ended 2011 compared to 2010.  These reductions are a result of the aforementioned termination of certain agents partially offset by several profitable projects in 2011 that were not present in 2010. Solutions’ other operating expenses as a percentage of revenue increased to 16.5% and 16.2% of total revenue in the three and-six month 2011 periods from 11.8% and 11.6% of total revenue in the three and-six month 2010 periods, as agent fees increased as a percentage of total revenues

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at June 30, 2011, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $31.0 million and $30.7 million at June 30, 2011 and December 31, 2010, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, which contemplate an improvement compared with the past twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2011, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  Our existing annual tractor fleet plan for 2011 includes the addition and disposal of approximately 950 tractors, of which we took delivery of approximately 215 tractors in the first half of 2011.  With a relatively young average fleet age at June 30, 2011, we believe there is significant flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. We had approximately $14.1 million in borrowings outstanding under the Credit Facility as of June 30, 2011, undrawn letters of credit outstanding of approximately $40.7 million, and available borrowing capacity of $30.2 million.  Our intra-period borrowings on the Credit Facility have ranged between $0.0 million and $22.3 million during the first half of 2011 and $11.2 and $21.7 million during the second quarter of 2011.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were lower in 2011 than 2010, primarily due to the receipt in 2010 of an $8.7 million refund of federal income taxes, compared with a $0.9 million refund in the 2011 period.  Additionally, the decrease is the result of payments for several large insurance claims in the first half of 2011 and fluctuations in accounts payable and accrued expenses primarily related to period-over-period increases in fuel costs and payment in the first half of 2011 of incentive compensation related to the achievement of 2010 performance targets with no significant related payments in the first half of 2010.  As a result of a robust used equipment market, we adjusted the residual values for units expected to be sold in 2011 and experienced $3.7 million in higher gains in 2011 versus 2010.  The fluctuation in cash flows related to prepaid and other assets primarily relates to cash outflows related to a consulting project in 2010, with no similar cash expenditures in 2011. Cash flows from receivables and advances is lower in the 2011 period than the 2010 period as a result of increased total revenue and thus cash receipts given the increase in fuel surcharge revenue as a result of the significant period over period increase in fuel prices, partially off-set by a decrease in freight revenue.

The decrease in net cash flows used in investing activities was primarily the result of a decrease in our acquisition of revenue equipment during the first half of 2011 compared to the first half of 2010 and the increase in the proceeds we received from the units we did sell as a result of a robust used equipment market.  With an average fleet age of 1.7 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.  Our current 2011 tractor fleet plan includes the addition and disposal of approximately 950 tractors, of which we took delivery of approximately 215 tractors in the first half of fiscal 2011, thus net cash used to acquire equipment will increase in the second half of 2011 compared to the first half of the year. Additionally, late in the second quarter of 2011, we purchased a 49% equity investment in TEL, a tractor and trailer equipment leasing company and used equipment sales agent. The equity investment totaled $1.5 million, with future potential earn-out payments based on performance.

The changes in net cash flows provided by financing activities were a function of a $22.7 million period-over-period change in the cash flows associated with the 2011 net borrowings and 2010 net repayments on our revolving credit facility as well as a $3.6 million year-over-year increase in the change in checks outstanding in excess of bank balances, both of which are directly related to the decrease in cash flows from operations discussed above.  Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable used $22.7 million in the 2011 period, compared to providing for $13.9 million in the 2010 period, primarily related to the trade cycle of the Company’s revenue equipment.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $14.1 million in borrowings outstanding under the Credit Facility as of June 30, 2011, undrawn letters of credit outstanding of approximately $40.7 million, and available borrowing capacity of $30.2 million.  The weighted average interest rate on outstanding borrowings was 4.8%.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2011 terminate in September 2014 through October 2015 and contain guarantees of the residual value of the related equipment by us.  As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2011 to December 2015.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered 2011, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At June 30, 2011, we had financed 240 tractors and 4,673 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the second quarter decreased to $3.7 million in 2011 from $4.4 million in the 2010 period, as we moved to financing new revenue equipment purchases with on-balance sheet financing.  Based on financing all revenue equipment additions in 2010 with balance sheet debt or capital leases and our plans to continue to add the majority of our revenue equipment using similar financing in 2011, management expects the trend of period-over-period reductions in revenue equipment rentals and a related increase in depreciation to continue throughout the remainder of the year.  The total amount of remaining payments under operating leases as of June 30, 2011 was approximately $77.2 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of June 30, 2011, there were approximately $0.6 million of residual value guarantees under the operating leases.  The present value of these future lease payments and their residual value guarantees was approximately $50.9 million at June 30, 2011.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2011, there were no material changes in our commitments or contractual liabilities

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our consolidated condensed financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2010 Annual Report on Form 10-K.

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

In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  At June 30, 2011, we had forward futures swap contracts on approximately 4.5 million gallons for the remainder of 2011 and 3.6 million gallons for the 2012 year or approximately 13.6% and 5.5% percent of our projected remaining 2011 and annual 2012 fuel requirements, respectively. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  Based on retrospective and prospective regression analyses, changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Based on our expected fuel consumption for the remainder of 2011, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $5.4 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

During the fourth quarter of 2010, we sold all of our contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains. The remaining gains totaling approximately $0.2 million represent additional hedged gallons of 0.5 million gallons in July 2011 and 0.3 million gallons in August 2011 or approximately 10% and 5% percent of our projected monthly fuel requirements, respectively.

The gains on the contracts liquidated in 2010 along with the fair value of the contracts that were in effect at June 30, 2011, which had a fair value of approximately $0.2 million and are included in other assets in the consolidated condensed balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.9 million and $1.3 million was reclassified from accumulated other comprehensive income to earnings during the three and six months ended June 30, 2011, respectively,  related to gains on contracts that expired or were sold in 2010 and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, while in 2010, $0.4 million and $0.7 million were reclassified from accumulated other comprehensive income to earnings during the three and six months ended June 30, 2010, respectively. During the second quarter of 2010, the Company entered into a fixed forward purchase agreement with a fuel vendor whereby the Company agreed to purchase 0.5 million gallons of diesel fuel per month for twenty-four months and included in the contract was a hedge of the related cost of the fuel under which the Company pays a fixed rate per gallon of heating oil and receives the monthly average price of New York heating oil per the NYMEX.  The hedge and related purchase of the fuel was accounted for using the normal purchases and sales scope exception given management concluded that all relevant criteria were met.  Subsequent to entering into the agreement, the Company sold the related contract as a result of a significant gain on the hedge and determination that the fundamentals of the petroleum markets provided for the likely ability of the Company to both realize the gain and enter into a subsequent hedge to mitigate the risk at a similar cost.  The termination of the agreement generated a $0.8 million gain that was recorded during the three months ended June 30, 2010 and is included as a reduction in fuel expense.

Based on the amounts in accumulated other comprehensive income as of June 30, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.4 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $216.5 million of debt and capital leases, we had $16.8 million of variable rate debt outstanding at June 30, 2011, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.2 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended June 30, 2011:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
April 1-30, 2011	9,504	$9.24	-	-
May 1-31, 2011	-	-	-	-
June 1-30, 2011	-	-	-	-
Total	9,504	$9.24	-	-

(1)
Includes 9,504 shares of Class A common stock withheld at an average price of $9.24 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: August 12, 2011	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer
in his capacity as such and on behalf of the issuer.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	(3)	Covenant Transportation Group, Inc. Second Amended and Restated 2006 Omnibus Incentive Plan*
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

References:
(1)	Incorporated by reference to Form 10-K, filed March 17, 2008.
(2)	Incorporated by reference to Form 10-Q, filed May 13, 2011.
(3)	Incorporated by reference to Schedule 14A, filed April 5, 2011.
#	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."