Form 10-Q
period 2011-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2011-11-14
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 7, 2011).
Class A Common Stock, $.01 par value: 12,370,081 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$3,377	$9,361
Accounts receivable, net of allowance of $1,592 in 2011 and $1,537 in 2010	62,794	60,816
Drivers' advances and other receivables, net of allowance of $282 in 2011 and $2,499 in 2010	5,726	4,591
Inventory and supplies	4,562	4,481
Prepaid expenses	5,552	8,833
Assets held for sale	6,589	802
Deferred income taxes	5,213	677
Income taxes receivable	-	1,577
Total current assets	93,813	91,138

Property and equipment, at cost	448,112	450,467
Less: accumulated depreciation and amortization	(119,050)	(126,513)
Net property and equipment	329,062	323,954

Goodwill	-	11,539
Other assets, net	6,955	5,735
Total assets	$429,830	$432,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$7,203	$4,795
Accounts payable	6,404	6,902
Accrued expenses	27,416	26,481
Current maturities of long-term debt	69,950	68,379
Current portion of capital lease obligations	1,878	1,399
Current portion of insurance and claims accrual	14,383	13,927
Total current liabilities	127,234	121,883

Long-term debt	144,076	141,963
Long-term portion of capital lease obligations	16,665	13,418
Insurance and claims accrual	9,552	10,900
Deferred income taxes	42,892	41,821
Other long-term liabilities	1,594	1,683
Total liabilities	342,013	331,668
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 12,370,081 and 12,190,682 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	143	140
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,138	90,842
Treasury stock at cost; 1,099,009 shares as of September 30, 2011 and 1,278,408 shares as of December 31, 2010	(14,210)	(16,799)
Accumulated other comprehensive (loss) income	(1,271)	476
Retained earnings	13,993	26,015
Total stockholders' equity	87,817	100,698
Total liabilities and stockholders' equity	$429,830	$432,366

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands, except per share data)
	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2011	2010	2011	2010
Revenue:
Freight revenue	$126,482	$138,964	$384,530	$409,692
Fuel surcharge revenue	34,936	25,848	106,144	76,110
Total revenue	$161,418	$164,812	$490,674	$485,802

Operating expenses:
Salaries, wages, and related expenses	52,458	53,235	158,673	161,014
Fuel expense	52,324	44,547	159,297	130,752
Operations and maintenance	11,623	10,879	32,511	31,267
Revenue equipment rentals and purchased transportation	15,800	18,228	45,237	55,112
Operating taxes and licenses	3,019	2,996	9,135	8,406
Insurance and claims	7,801	8,667	27,683	24,379
Communications and utilities	1,312	1,361	3,895	3,602
General supplies and expenses	3,572	3,935	11,421	12,575
Depreciation and amortization, including gains and losses on disposition of equipment	11,724	12,792	33,503	38,665
Goodwill impairment	11,539	-	11,539	-
Total operating expenses	171,172	156,640	492,894	465,772
Operating (loss) income	(9,754)	8,172	(2,220)	20,030
Other (income) expenses:
Interest expense	4,102	4,140	12,123	12,383
Interest income	-	-	(32)	(1)
Other (income) expenses, net	(41)	60	(84)	18
Other expenses, net	4,061	4,200	12,007	12,400
Equity in income of affiliate	350	-	475	-
(Loss) income before income taxes	(13,465)	3,972	(13,752)	7,630
Income tax (benefit) expense	(2,252)	2,088	(1,730)	5,033
Net (loss) income	$(11,213)	$1,884	$(12,022)	$2,597

Income (loss) per share:
Basic and diluted net income (loss) per share	$(0.76)	$0.13	$(0.82)	$0.18
Basic weighted average shares outstanding	14,719	14,499	14,678	14,318
Diluted weighted average shares outstanding	14,719	14,609	14,678	14,383

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Loss	Earnings	Equity

Balances at December 31, 2010	$140	$24	$90,842	$(16,799)	$476	$26,015	$100,698

Net loss	-	-	-	-	-	(12,022)	(12,022)

Other comprehensive loss:

Unrealized loss on effective portion of fuel hedge, net of tax of $54	-	-	-	-	(140)	-	(140)

Comprehensive loss	-	-	-	-	(140)	(12,022)	(12,162)

Reclassification of fuel hedge gain into statement of operations, net of income tax of $617	-	-	-	-	(1,607)	-	(1,607)

Issuance of restricted stock from treasury stock, net	3	-	(2,999)	2,589	-	-	(407)

Income tax benefit arising from restricted share vesting	-	-	432	-	-	-	432

Stock-based employee compensation expense	-	-	863	-	-	-	863

Balances at September 30, 2011	$143	$24	$89,138	$(14,210)	$(1,271)	$13,993	$87,817

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands)

	Nine months ended September 30, (unaudited)
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(12,022)	$2,597
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for losses on accounts receivable	543	368
Depreciation and amortization	39,490	41,665
Goodwill impairment	11,539	-
Amortization of deferred financing fees	296	614
Deferred income tax (benefit) expense	(1,792)	16,160
Income tax benefit arising from restricted share vesting and exercise of stock options	(432)	(421)
Loss on ineffective portion of fuel hedge	150	-
Deferred gain (reversal into earnings) on fuel hedge	(703)	275
Stock based compensation expense	1,066	798
Equity in income of affiliate	(475)	-
Gain on disposition of property and equipment	(5,987)	(3,000)
Changes in operating assets and liabilities:
Receivables and advances	(2,079)	(7,588)
Prepaid expenses and other assets	3,244	(554)
Inventory and supplies	(81)	(137)
Insurance and claims accrual	(892)	(181)
Accounts payable and accrued expenses	(5,978)	(2,310)
Net cash flows provided by operating activities	25,887	48,286

Cash flows from investing activities:
Acquisition of property and equipment	(87,221)	(121,838)
Investment in affiliated company	(1,500)	-
Return of investment in affiliated company	241	-
Proceeds from disposition of property and equipment	51,869	43,972
Net cash flows used in investing activities	(36,611)	(77,866)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	2,408	83
Proceeds from exercise of stock options	-	1,308
Proceeds from issuance of notes payable	60,465	87,105
Income tax benefit arising from restricted share vesting and exercise of stock options	432	421
Repayments of notes payable	(70,832)	(62,632)
Repayments of capital lease obligation	(1,194)	(843)
Proceeds (repayments) under revolving credit facility, net	14,051	(689)
Payment of minimum tax withholdings on stock compensation	(558)	(285)
Debt refinancing costs	(32)	(563)
Net cash provided by financing activities	4,740	23,905

Net change in cash and cash equivalents	(5,984)	(5,675)

Cash and cash equivalents at beginning of period	9,361	12,221

Cash and cash equivalents at end of period	$3,377	$6,546

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

We do not expect these standards to have a significant impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the 2011 presentation, including $0.7 million and $1.3 million from general supplies and expenses to salaries, wages, and related expenses related to agent fees and contract labor and $2.4 million and $3.9 million from insurance and claims to operations and maintenance related to a change in the threshold used to classify certain-over-the road damage not specifically related to an accident for the three and nine months periods ended September 30, 2011, respectively.  The reclassifications did not affect the previously reported 2010 stockholders' equity or net income.

Note 2.	Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted loss per share for the three and nine months ended September 30, 2011 excludes all unexercised options and 167,311 and 71,289 unvested shares, respectively, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(11,213)	$1,884	$(12,022)	$2,597
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,719	14,499	14,678	14,318
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	97	-	65
Equivalent shares issuable upon conversion of unvested employee stock options	-	13	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,719	14,609	14,678	14,383

Basic and diluted net (loss) income per share:	$(0.76)	$0.13	$(0.82)	$0.18

Note 3.	Segment Information

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and our Brokerage Services, also known as Covenant Transport Solutions, Inc. ("Solutions").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long-haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transportation, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver service. The Truckload segment results include an $11.5 million non-cash goodwill impairment for the three and nine months ended September 30, 2011. See Note 11 for more discussion of the impairment.

The Solutions segment provides freight brokerage services directly and through freight brokerage agents who are paid a commission for the freight they provide.  The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of our Truckload segment.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total Revenues:
Asset-Based Truckload Services	$154,646	$155,531	$469,990	$455,453
Brokerage Services	6,772	9,281	20,684	30,349

Total	$161,418	$164,812	$490,674	$485,802

Operating Income (Loss):
Asset-Based Truckload Services	$(8,978)	$9,842	$6,296	$28,640
Brokerage Services	493	211	1,322	917
Unallocated Corporate Overhead	(1,269)	(1,881)	(9,838)	(9,527)

Total	$(9,754)	$8,172	$(2,220)	$20,030

Note 4.    Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income (loss) before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings. Our effective tax rate is also impacted by the tax deductibility of the $11.5 million goodwill impairment recorded in the third quarter of 2011, whereby $2.1 million of the goodwill impaired related to tax deductible goodwill, while the remaining $9.4 million was nondeductible.

Our liability recorded for uncertain tax positions as of September 30, 2011 has not changed significantly in amount or composition since December 31, 2010.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at September 30, 2011, except for $0.6 million related to certain state net operating loss and capital loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.    Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative liabilities	September 30, 2011	December 31, 2010
Fair Value of Derivatives	$(2,435)	$-
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(2,435)	$-
Significant Unobservable Inputs (Level 3)	-	-

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

At September 30, 2011, we had forward futures swap contracts on approximately 2.3 million gallons for the remainder of 2011 and 10.6 million gallons for 2012 or approximately 15.3% and 17.7% percent of our projected remaining 2011 and annual 2012 fuel requirements, respectively.

During the third quarter of 2011, we sold certain of our contracts related to the forecasted purchase of diesel fuel in the fourth quarter of 2011 to lock-in the related gains. The remaining gains totaling approximately $0.1 million represent additional hedged gallons of 0.8 million gallons for the fourth quarter 2011, or approximately 5.3% percent of our projected monthly fuel requirements, respectively.

The gains on the contracts liquidated in the third quarter of 2011 along with the fair value of the contracts that were in effect at September 30, 2011, which had a fair value of approximately $2.4 million and are included in accrued expenses in the consolidated condensed balance sheet, are included in accumulated other comprehensive loss, net of tax.  Additionally, $0.3 million and $1.6 million was reclassified from accumulated other comprehensive loss to our results from operations for the three and nine months ended September 30, 2011, respectively, related to gains on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, while in 2010, $0.4 million and $1.1 million were reclassified from accumulated other comprehensive income results from operations during the three and nine months ended September 30, 2010, respectively. The amounts reclassified into our results of operations for the three and nine months ended September 30, 2011 as reductions in fuel expense are partially off-set by $0.2 million of ineffectiveness on the contracts that existed at September 30, 2011.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of September 30, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $2.3 million of losses on derivative instruments from accumulated other comprehensive loss into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2011, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.    Debt

Current and long-term debt consisted of the following at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$14,072	$-	$21
Revenue equipment installment notes with finance companies; weighted average interest rate of 6.1% and 6.5% at September 30, 2011, and December 31, 2010, respectively, due in monthly installments with final maturities at various dates ranging from October 2011 to September 2016, secured by related revenue equipment	69,585	127,674	68,014	139,395
Real estate note; interest rate of 2.7% and 2.8% at September 30, 2011, and December 31, 2010, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,330	365	2,547
Total debt	69,950	144,076	68,379	141,963

Capital lease obligations, secured by related revenue equipment	1,878	16,665	1,399	13,418

Total debt and capital lease obligations	$71,828	$160,741	$69,778	$155,381

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

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Pursuant to the Credit Facility, as amended, base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 1.25% and 2.25% based on average pricing availability.  LIBOR loans accrue interest at the greater of 1.5% or LIBOR, plus an applicable margin that is adjusted quarterly between 2.25% and 3.25% based on average pricing availability.  The unused line fee is adjusted quarterly between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $14.1 million in borrowings outstanding under the Credit Facility as of September 30, 2011, undrawn letters of credit outstanding of approximately $44.3 million, and available borrowing capacity of $23.1 million.  The interest rate on outstanding borrowings at September 30, 2011 was 5.0%.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, debt, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  Following the most recent amendment to the Credit Facility discussed below, the Credit Facility contains two financial covenants: a covenant requiring us to maintain a monthly consolidated fixed charge coverage ratio (defined below) of at least 1.0 to 1.0 and a covenant requiring us to maintain a quarterly consolidated leverage ratio (defined below) not to exceed 4.35 to 1.0.

Our fixed charge coverage ratio is comprised of dividing (i) (a) our consolidated EBITDAR, as defined in the Credit Facility, minus (b) certain capital expenditures, excluding debt incurred to finance capital expenditures, by (ii) the sum, without duplication of, (a) interest expense, cash rental expense, scheduled principal debt payments, certain payments with respect to the revolving credit facility, certain voluntary or discretionary principal payments or other prepayments of debt, taxes paid in cash, minus (b) any cash tax refunds received, plus (c) distributions paid in cash and payments made in respect of obligations under capital leases.

Our consolidated leverage ratio requires us not to exceed a ratio calculated by dividing (i) the sum of (a) our consolidated balance sheet debt, plus (b) sums obligated by Borrowers under letters of credit, plus (c) the present value (utilizing a discount rate of 10% annually) of all future lease payments on any operating leases, by (ii) our consolidated adjusted EBITDAR, as set forth in the Credit Facility.

In the past, we have had difficulty achieving profitability, causing us to risk breaching our fixed charge coverage ratio covenant.  To avoid such breach, we have worked with our Lenders to obtain multiple amendments and waivers to the Credit Facility in return for higher interest rates, fees, and additional restrictions.  Recently, we entered into a fifth amendment that prevented a default of our fixed charge coverage ratio for the twelve months ended September 30, 2011, by adjusting the fixed charge coverage ratio to 0.95 to 1.0 from 1.0 to 1.0.  Subsequent to the fifth amendment, we entered into a sixth amendment to our Credit Facility that revises the definitions underlying our fixed charge coverage ratio, which we expect to provide us with additional flexibility under this covenant going forward.  However, the sixth amendment also added the consolidated leverage ratio covenant discussed above, which could restrict our ability to incur additional indebtedness, undertake acquisitions, or make other capital investments to the extent such indebtedness, acquisitions, or capital investments would cause the leverage ratio to exceed the specified maximum.

Failure to comply with the covenants and restrictions set forth in the Credit Facility could result in an event of default.  In such an event, all amounts outstanding under the Credit Facility, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Credit Facility and the Lenders cause all of the outstanding debt obligations under the Credit Facility to become due and payable, this could result in a default under other debt instruments that contain acceleration or cross-default provisions.  Failure to comply with our financial covenant ratios could significantly constrain our liquidity and hinder our operations and growth prospects.

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2011 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2011 to September 2016.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default, except certain notes totaling $144.3 million are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2011 and 2012, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At September 30, 2011, 583,897 of the aforementioned 800,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2021.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended September 30, 2011 and 2010 of approximately $0.2 and $0.2 million, respectively, and for the nine months ended September 30, 2011 and 2010 of approximately $0.9 and $0.7 million, respectively.  An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the consolidated condensed statements of operations for the nine months ended September 30, 2011 and 2010 as it related to the issuance of restricted stock to non-employee directors. The expense in the 2011 periods includes $0.1 million related to liability awards issued to non-employees. The fair value of our liability for these awards has been fully recognized at September 30, 2011 as there are no continuing service requirements associated with these awards. Changes in the fair value of the liability that occur in the future will be recognized as compensation cost during the period in which the changes occur. We re-measure the liability for the outstanding awards at the end of each reporting period based on the closing price of our Class A common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $0.1 million at September 30, 2011 and is included in accrued expenses in the accompanying consolidated condensed balance sheet.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes.  To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 49,488, 9,504, and 2,231 Class A common stock shares, which were withheld at a weighted average per share price of $9.13, $9.24, and $6.95 based on the closing price of our Class A common stock on the dates the shares vested, in the first, second, and third quarters of 2011, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $0.6 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.  The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted stock from treasury stock in the accompanying consolidated condensed statement of stockholders' equity.

Note 9.    Equity Method Investment

On May 31, 2011, the Company acquired a 49.0% interest in Transport Enterprise Leasing, LLC (“TEL”) for $1.5 million in cash. Additionally, TEL’s majority owners are eligible to receive an earn-out of up to $4.5 million over two years.  Any earn-out payments will increase the Company’s investment balance should they be required. TEL is a tractor and trailer equipment leasing company and used equipment sales agent. The Company has not guaranteed any of TEL’s debt and has no obligation to provide funding, services or assets. Under the agreement, the Company has an option to acquire 100% of TEL between January 1, 2013 and May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before income and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners’ have the option to acquire the Company’s interest based on the same terms detailed above.  The Company sold tractors and trailers to TEL for $3.7 million during the first nine months of 2011 and $2.9 million during fiscal 2010 and provided maintenance services to TEL totaling $0.1 million during the first nine months of 2011 and $0.2 million in fiscal 2010. As of September 30, 2011, amounts due the Company from TEL were $0.2 million related to reimbursements due to the Company for providing certain back office and maintenance functions for TEL.

The Company has accounted for its investment in TEL using the equity method of accounting and thus the Company’s financial results include its proportionate share of TEL’s net income since May 31, 2011, or $0.4 million and $0.5 million for the three and nine months ended September 30, 2011. In the third quarter of 2011, we received an equity distribution from TEL for $0.2 million that was distributed to each member based on their respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings.  The distribution is the result of TEL being a limited liability company and thus its earnings pass through to the members and are taxed on their respective tax returns. The Company’s investment in TEL totaling $1.7 million at September 30, 2011 is included in other assets in the accompanying consolidated condensed balance sheet.

See TEL’s summarized financial information below subsequent to the Company’s investment.

For the four months ended September 30,
(in thousands)	2011

Revenue	$18,584
Operating Expenses	17,465
Operating Income	1,119
Net Income	$1,047

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

Note 11.  Goodwill Impairment

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that goodwill may be impaired.  As a result of the annual test, which was conducted as of May 31, 2011, we determined that no impairment existed given the fair value of each of our reporting units containing goodwill, Covenant and SRT, exceeded the carrying value of each reporting unit, including the $7.2 million and $4.3 million of goodwill related to Covenant and SRT, respectively. We perform our impairment tests of goodwill at the reporting unit level.  Our reporting units are defined as our subsidiaries because each is a legal entity that is managed separately.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill.  We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses.

Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below our book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants currently and into the foreseeable future, we deemed that there had been multiple triggering events that would require an updated impairment analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values.  As a result, we are currently in the process of the second step of the goodwill impairment analysis, which involves calculating the implied fair value of our reporting units' goodwill by allocating the fair value of all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.

The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.  Any changes from this estimate upon completion of the analysis will be recorded in the fourth quarter of 2011 and disclosed in our Annual Report on Form 10-K for the year ending December 31, 2011.

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

Executive Overview

The third quarter presented three main challenges:  (1) freight in our markets was weaker than expected, which contributed to lower asset utilization, (2) the early July implementation of our new enterprise management software at our largest operating subsidiary, Covenant Transport, resulted in operational and driver retention inefficiencies, which further decreased our asset utilization, and (3) based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below our book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenant currently and into the foreseeable future, we recorded a non-cash goodwill impairment charge of $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  The non-cash goodwill impairment charge does not affect our liquidity, cash flows, day-to-day operations, competitive position, or compliance with our financial covenants in our Credit Facility.

Additional items of note include the following:

●
Freight revenue decreased $12.5 million, or 9.0%, to $126.5 million in the three months ended September 30, 2011, from $139.0 million in the same period in 2010. The decrease resulted from a $10.0 million reduction in freight revenue from our Truckload segment, while our Solutions segment's freight revenue decreased $2.5 million.  The reduction in our Truckload segment's freight revenue is a result of a 9.7% decrease in utilization, partially offset by a 7.5 cent, or 5.7%, period-over-period increase in average freight revenue per total mile.

●	Our Solutions brokerage subsidiary produced $0.5 million of operating income, compared to $0.2 million in the 2010 period.
●
Since December 31, 2010, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations, increased by approximately $15.4 million to $278.7 million, while the age of our tractor fleet has remained at 1.6 years.

●
We were in compliance with the amended financial covenant in our Credit Facility effective as of the end of the third quarter.  Subsequent to the end of the quarter, we amended our $85 million Credit Facility, including the addition of a leverage ratio and the modification of certain definitions in the fixed charge coverage ratio covenant.

●	The equity in the income of Transport Enterprise Leasing, LLC (“TEL”) provided $0.4 million of pre-tax earnings.
●	Our total stockholders' equity at September 30, 2011 was $87.8 million and our tangible book value was $86.9 million, or $5.90 per basic share.
●
We recorded a net loss of $11.2 million, or ($0.76) per basic and diluted share, which includes after-tax non-cash goodwill impairment charges of $9.4 million, or ($0.64) per share.  This compares with net income of $1.9 million, or $0.13 per basic and diluted share, in the third quarter of 2010.

Although we believe most of the negative impacts of our enterprise management software conversion have been reversed, and our dispatch, customer and driver issues have stabilized, we do not expect to have full visibility of the effectiveness of the implementation until the first quarter has been completed and we have operated through a typically slow freight season.  Based on the current level of freight demand, which we view as only moderate, and the historical seasonality of our business, we expect to generate a net loss in the fourth quarter of 2011 and the first quarter of 2012.

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

Revenue Equipment

At September 30, 2011, we operated 3,000 tractors and 7,306 trailers. Of such tractors, 2,569 were owned, 239 were financed under operating leases, and 192 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,491 were owned, 4,367 were financed under operating leases, and 448 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2011, our fleet had an average tractor age of 1.6 years and an average trailer age of 5.7 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2011 TO THREE MONTHS ENDED SEPTEMBER 30, 2010

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended September 30,			Three months ended September 30,
	2011	2010		2011	2010
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	32.5	32.3	Salaries, wages, and related expenses	41.5	38.3
Fuel expense	32.4	27.0	Fuel expense (1)	13.7	13.5
Operations and maintenance	7.2	6.6	Operations and maintenance	9.2	7.8
Revenue equipment rentals and purchased transportation	9.8	11.1	Revenue equipment rentals and purchased transportation	12.5	13.1
Operating taxes and licenses	1.9	1.8	Operating taxes and licenses	2.4	2.2
Insurance and claims	4.8	5.2	Insurance and claims	6.2	6.2
Communications and utilities	0.8	0.8	Communications and utilities	1.0	1.0
General supplies and expenses	2.2	2.4	General supplies and expenses	2.8	2.8
Depreciation and amortization	7.3	7.8	Depreciation and amortization	9.3	9.2
Goodwill impairment	7.1	0.0	Goodwill impairment	9.1	0.0
Total operating expenses	106.0	95.0	Total operating expenses	107.7	94.1
Operating (loss) income	(6.0)	5.0	Operating (loss) income	(7.7)	5.9
Other expense, net	2.5	2.6	Other expense, net	3.2	3.0
Equity in income of affiliate	0.2	0.0	Equity in income of affiliate	0.2	0.0
(Loss) income before income taxes	(8.3)	2.4	(Loss) income before income taxes	(10.7)	2.9
Income tax (benefit) expense	(1.4)	1.3	Income tax (benefit) expense	(1.8)	1.5
Net (loss) income	(6.9)%	1.1%	Net (loss) income	(8.9)%	1.4%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($34.9 million and $25.8 million in the three months ended September 30, 2011 and 2010, respectively).

Revenue
For the quarter ended September 30, 2011, total revenue decreased $3.4 million, or 2.1%, to $161.4 million from $164.8 million in the 2010 period.  Freight revenue decreased $12.5 million, or 9.0%, to $126.5 million in the three months ended September 30, 2011, from $139.0 million in the same period in 2010.  These decreases resulted from a $10.0 million reduction in freight revenue from our Truckload segment partially offset by higher fuel surcharge revenue totaling $9.1 million, while our Solutions segment's freight revenue decreased $2.5 million.  The decrease in Solutions freight revenue was primarily attributable to the elimination of unprofitable freight and agents in 2010, partially offset by an increase in revenue per load and per loaded mile resulting from freight with a higher rate per mile, including fuel. The reduction in our Truckload segment's freight revenue is a result of a 9.7% decrease in utilization based on reduced average miles per tractor, partially offset by a 7.5 cent, or 5.7%, period-over-period increase in average freight revenue per total mile.  The main factors impacting utilization were: (i) a decline in the freight market for our long-haul service offering, which also drove a drop in the number of teams we operated compared with the 2010 quarter; (ii) reduced efficiency of loading trucks and freight optimization related to the early July implementation of our new enterprise management software at our largest operating subsidiary, Covenant Transport, together with a related increase in our number of unseated trucks for most of the quarter; (iii) reducing unprofitable business at our Star Transportation regional truckload subsidiary as we increased pricing to profitable levels on selected lanes; and (iv) inefficiencies resulting from the implementation across each of our fleets of electronic on board recorders used to log driving hours.  We attribute the increase in average freight revenue per total mile to improvements in our freight mix and a focus on lanes with profitable freight.  Our reduction in tractors over the past several years, including a 3.3% year-over-year reduction from 2011 to 2010, the related impact of revenue fluctuations on fixed cost absorption, the availability of freight in the markets in which we operate, and our ability to capture opportunities as they arise have historically impacted, and we believe will continue to impact, the volatility of our revenue and ultimate profitability. With that in mind, we are attempting to manage our network and the related allocation of resources to maximize utilization, minimize out-of-route and/or deadhead miles, minimize broker freight, and improve rates.  The simple fact is that we have not been getting enough freight revenue per tractor to justify serving all of our lanes.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
The increase in salaries, wages, and related expenses as a percentage of freight revenue in the third quarter of 2011 compared to the third quarter of 2010 is the result of an increase in driver wages by 2.6 cents per mile due to pay adjustments since the third quarter of 2010 and the fixed nature of certain of our pay to student drivers and other driver incentives. In addition, we experienced a $1.1 million, or 1.4 cent per mile, increase in workers’ compensation expense related to adverse claims development in the 2011 quarter and abnormally low expenses in the 2010 quarter.  Group health costs were $0.8 million more than the prior year period as a result of several large claims.  The other expense items in salaries, wages, and related expenses, including non-driver wages are relatively fixed in nature and were flat period-over-period, causing them to increase as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may increase as we look to reduce the number of unseated trucks in our fleet and do so in a tight market for drivers.

Fuel expense
We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling.  Moreover, most of our business during the third quarter relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the Department of Energy averaged approximately $0.91/gallon (or 31.0%) higher in the third quarter of 2011 compared with the 2010 quarter and approximately $0.15/gallon (or 3.9%) lower than the second quarter of 2011. The overall higher prices resulted in a 1.5 cent per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue compared with the third quarter of 2010.

Additionally, $0.5 million of gain, net of tax, was reclassified from accumulated other comprehensive loss to results of operations as a reduction in fuel expense during the three months ended September 30, 2011 related to gains on contracts that expired or were sold and for which we completed the transaction by purchasing the hedged diesel fuel.  The amounts reclassified into our results of operations in the three months ended September 30, 2011 as reductions in fuel expense are partially off-set by $0.2 million of ineffectiveness on the contracts that existed at September 30, 2011.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. In the 2010 quarter, $0.4 million of gain, net of tax was reclassified from accumulated other comprehensive income to earnings.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and negotiating with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which use diesel fuel for refrigeration but usually do not recover fuel surcharges on refrigeration fuel), and the success of fuel efficiency initiatives.

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue primarily relates to a $0.2 million increase in our tire costs and a $0.5 million increase in outside tractor and trailer maintenance on a 12.7% reduction in miles.  Vendors have increased the cost per tire as a result of supply shortages and increased petroleum product prices, while we are also experiencing price increases for parts and in over-the-road repair costs as a result of many vendors passing along price increases, as well as costs associated with the implantation of CSA regulations.  The increase in outside vehicle maintenance is the result of additional maintenance that is completed when the trucks are idle during periods of low utilization. We expect period-over-period operations and maintenance costs to be higher through the remainder of 2011 and into 2012 when compared to 2010, given the aforementioned trends, higher tire and parts costs, and costs needed to recruit drivers when capacity is limited.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $0.2 million decrease in tractor and trailer equipment rental expense and a $2.8 million decrease in payments to third-party transportation providers, partially offset by a $0.5 million increase in payments to independent contractors.  We financed approximately 239 tractors and 4,367 trailers under operating leases at September 30, 2011, compared with 45 tractors and 4,643 trailers under operating leases at September 30, 2010.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Also, in the fourth quarter of 2010, we entered into an agreement that improved the rental rate on a large portion of our existing trailers.  Payments to third-party transportation providers decreased in the 2011 period from the 2010 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers.  Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through that are a component of the related expense, off-set by reduced miles per unit.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow in the fourth quarter of 2011 and in 2012.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased slightly in the third quarter of 2011 when compared to the third quarter of 2010 as a percentage of freight revenue.  Insurance and claims cost was 9.1 cents per mile in the third quarter of 2011, down from 12.2 cents per mile in the second quarter of 2011, and compared with 8.8 cents per mile in the third quarter of 2010. The decrease on a per mile basis from the second quarter relates to a decrease in the frequency of accidents, with a more normal level of reserves, given there were several large claims requiring additional reserves where new information or settlement led to increased expenses or past claims in the second quarter of 2011.  The fluctuation between the third quarter of 2011 and the same quarter in 2010 is a result of the fixed nature of our premiums for our self-insured retention and the decreased miles in the 2011 period, compared to the same period in the prior year. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization decreased slightly as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $1.7 million in the 2011 period from the 2010 period, as a result of adjusting residual values for units expected to be sold in 2011 given the robust used equipment market, fewer owned tractors on our consolidated condensed balance sheet (2,569 and 2,940 tractors at September 30, 2011 and 2010, respectively), and partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment, totaling $1.0 million in the third quarter of 2011, were $0.7 million lower than the 2010 period due to the volume of equipment sold in each period.  While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the remainder of 2011 and into 2012 are expected to be lower than the comparable periods in 2011 and 2010, given a smaller number of tractors being traded due to our relatively low fleet age.

Goodwill impairment
During the third quarter of 2011, we recognized a non-cash goodwill impairment charge of $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.  Any changes from this estimate upon completion of the analysis will be recorded in the fourth quarter of 2011 and disclosed in our Annual Report on Form 10-K for the year ending December 31, 2011.

Equity in income of affiliate
The Company has accounted for its investment in TEL using the equity method of accounting and thus the Company’s financial results include its proportionate share of income (loss) since May 31, 2011, or $0.4 million for the three months ended September 30, 2011.  Given TEL’s growth over the past two years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax benefit
The tax benefit recognized in 2011 compared to the tax expense in 2010 is primarily related to the $17.4 million decrease in the pre-tax earnings in the 2011 period compared to the 2010 period,  resulting from the $11.5 million goodwill impairment and the negative impact on profitability of lower revenue and increases in costs in the aggregate and on a per mile basis as discussed above.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers and the impact of non-deductible portion of the aforementioned goodwill impairment.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2011 TO NINE MONTHS ENDED SEPTEMBER 30, 2010

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Nine months ended September 30,			Nine months ended September 30,
	2011	2010		2011	2010
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	32.3	33.2	Salaries, wages, and related expenses	41.2	39.3
Fuel expense	32.5	26.9	Fuel expense (1)	13.8	13.3
Operations and maintenance	6.6	6.5	Operations and maintenance	8.5	7.6
Revenue equipment rentals and purchased transportation	9.2	11.3	Revenue equipment rentals and purchased transportation	11.8	13.4
Operating taxes and licenses	1.9	1.7	Operating taxes and licenses	2.4	2.1
Insurance and claims	5.6	5.0	Insurance and claims	7.2	6.0
Communications and utilities	0.8	0.7	Communications and utilities	1.0	0.9
General supplies and expenses	2.3	2.6	General supplies and expenses	3.0	3.1
Depreciation and amortization	6.8	8.0	Depreciation and amortization	8.7	9.4
Goodwill impairment	2.4	0.0	Goodwill impairment	3.0	0.0
Total operating expenses	100.5	95.9	Total operating expenses	100.6	95.1
Operating (loss) income	(0.5)	4.1	Operating (loss) income	(0.6)	4.9
Other expense, net	2.4	2.6	Other expense, net	3.1	3.0
Equity in income of affiliate	0.1	0.0	Equity in income of affiliate	0.1	0.0
(Loss) income before income taxes	(2.8)	1.5	(Loss) income before income taxes	(3.6)	1.9
Income tax (benefit) expense	(0.3)	1.0	Income tax (benefit) expense	(0.5)	1.2
Net (loss) income	(2.5)%	0.5%	Net (loss) income	(3.1)%	0.7%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($106.1 million and $76.1 million in the nine months ended September 30, 2011 and 2010, respectively).

Revenue
For the nine months ended September 30, 2011, total revenue increased $4.9 million, or 1.0%, to $490.7 million from $485.8 million in the 2010 period.  Freight revenue decreased $25.2 million, or 6.1%, to $384.5 million in the nine months ended September 30, 2011, from $409.7 million in the same period in 2010.  The decrease resulted from a $15.5 million reduction in freight revenue from our Truckload segment, while our Solutions segment's freight revenue decreased $9.7 million.  The decrease in Solutions freight revenue was primarily attributable to the elimination of unprofitable freight and agents in 2010, partially offset by an increase in revenue per load and per loaded mile resulting from freight with a higher rate per mile, including fuel. The reduction in our Truckload segment's freight revenue is a result of a 7.6% decrease in utilization based on reduced average miles per tractor, partially offset by a 7.3 cent, or 5.6%, period-over-period increase in average freight revenue per total mile.  Rates have improved as a result of continued strength and improvement in truckload fundamentals including tightening capacity and low inventories. The main factors impacting utilization were: (i) a decline in the freight market for our long-haul service offering, which also drove a drop in the number of teams we operated compared with the 2010 quarter; (ii) reduced efficiency of loading trucks and freight optimization related to the early July implementation of our new enterprise management software at our largest operating subsidiary, Covenant Transport, together with a related increase in our number of unseated trucks for most of the quarter; (iii) reducing unprofitable business at our Star Transportation regional truckload subsidiary as we increased pricing to profitable levels on selected lanes; and (iv) inefficiencies resulting from the implementation across each of our fleets of electronic on board recorders used to log driving hours. We attribute the increase in average freight revenue per total mile to improvements in our freight mix and a focus on lanes with profitable freight.  Our reduction in tractors over the past several years, including a 1.6% year-over-year reduction from 2011 to 2010, the related impact of revenue fluctuations on fixed cost absorption, the availability of freight in the markets in which we operate, and our ability to capture opportunities as they arise have historically impacted, and we believe will continue to impact, the volatility of our revenue and ultimate profitability. With that in mind, we are attempting to manage our network and the related allocation of resources to maximize utilization, minimize out-of-route and/or deadhead miles, minimize broker freight, and improve rates.  The simple fact is that we have not been getting enough freight revenue per tractor to justify serving all of our lanes.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
The increase in salaries, wages, and related expenses as a percentage of freight revenue for the nine month 2011 period compared to the 2010 period is the result of an increase in driver wages of 2.1 cents per mile due to pay adjustments since the third quarter of 2010 and due to the fixed nature of certain of our pay to student drivers and other driver incentives.  In addition, we experienced a $2.5 million, or 0.9 cent per mile, increase in workers’ compensation expense related to adverse claims development in 2011 and abnormally low expenses in the 2010 period.  Group health costs were $0.9 million more than the prior year period as a result of several large claims in 2011.  The other expense items in salaries, wages, and related expenses, including non-driver wages, etc., are relatively fixed in nature and were flat period-over-period, causing them to increase as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may increase as we look to reduce the number of unseated trucks in our fleet and do so in a tight market for drivers.

Fuel expense
We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the year; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling.  Moreover, most of our business during the first nine months of 2011 relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  The DOE's national average cost of diesel fuel increased $0.89/per gallon (or 23.2%) in the first nine months of 2011, compared with the first nine months of 2010.  The higher prices and the negative effect that escalating fuel prices have on fuel surcharge recovery from customers resulted in a 1.5 cent per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue, compared with the first nine months of 2010.

Additionally, $1.6 million gain, net of tax, was reclassified from accumulated other comprehensive loss to results of operations, as a reduction in fuel expense, during the nine months ended September 30, 2011 related to gains on contracts that expired or were sold and for which we completed the transaction by purchasing the hedged diesel fuel.  The amounts reclassified into our results of operations in the nine months ended September 30, 2011 as reductions in fuel expense are partially off-set by $0.2 million of ineffectiveness on the contracts that existed at September 30, 2011.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.  For the nine months ended September 30, 2010, $1.1 million of gain, net of tax, was reclassified from accumulated other comprehensive income to earnings.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and negotiating with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which use diesel fuel for refrigeration but usually do not recover fuel surcharges on refrigeration fuel), and the success of fuel efficiency initiatives.

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue primarily relates to a $0.4 million increase in our tire costs, a $0.8 million increase in parts expense, and a $0.7 million increase in outside tractor and trailer maintenance on a 9.1% reduction in miles.  Vendors have increased the cost per tire as a result of supply shortages and increased petroleum product prices, while we are also experiencing increases in prices for parts and in over-the-road repair costs as a result of many vendors passing along price increases, as well as costs associated with the implementation of CSA regulations.  The increase in outside vehicle maintenance is the result of additional maintenance that is completed when the trucks are idle during periods of low utilization, as well as costs associated with the implementation of CSA 2010 regulations. Recruiting and new hire costs are also higher in 2011 than 2010 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks. We expect period-over-period operations and maintenance costs to be higher through the remainder of 2011 and into 2012 when compared to 2010, given the aforementioned trends, higher tire and parts costs, and costs needed to recruit drivers when capacity is limited.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in the 2011 period from the 2010 period was a result of a $3.0 million decrease in tractor and trailer equipment rental expense and a $9.2 million decrease in payments to third-party transportation providers, partially offset by a $2.1 million increase in payments to independent contractors.  We financed approximately 239 tractors and 4,367 trailers under operating leases at September 30, 2011, compared with 45 tractors and 4,643 trailers under operating leases at September 30, 2010.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Also, in the fourth quarter of 2010, we entered into an agreement that improved the rental rate on a large portion of our existing trailers.  Payments to third-party transportation providers decreased in the 2011 period from the 2010 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers.  The increase in payments to independent contractors in the 2011 period from the 2010 period is mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow in the fourth quarter of 2011 and in 2012.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in the first nine months of 2011 from the 2010 period as a percentage of freight revenue.  This increase was the result of additional claims reserves where new information or settlements led to increased expenses or reserves on past claims during the 2011 period. Settling an unusually high number of large claims during the first and second quarters also contributed to this increase in costs. As a result, the cost of insurance and claims increased to approximately 10.4 cents per mile in the first nine months of 2011 from approximately 8.3 cents per mile in the first nine months of 2010, even though the frequency and severity of claims is lower in 2011 than 2010. Additionally, premium expense is $1.1 million higher in the 2011 period given the change to the lower deductible policy in April of 2010, accentuated by the fixed nature of our premiums for our self-insured retention and the impact on a percentage of revenue and/or cost per mile in periods when miles decrease period-over-period. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue as a result of lower freight revenue per tractor. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $1.9 million in the 2011 period from the 2010 period, as a  result of adjusting residual values for units expected to be sold in 2011 given the robust used equipment market, fewer owned tractors on our consolidated condensed balance sheet (2,569 and 2,940 tractors at September 30, 2011 and 2010, respectively), partially offset by increased cost of new tractors.  Gains on the disposal of property and equipment, totaling $6.0 million in the 2011 period, were $3.0 million higher than the 2010 period due to the favorable used equipment market.  While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the remainder of 2011 and into 2012 are expected to be lower than the comparable periods in 2011 and 2010, given a smaller number of tractors being traded due to our relatively low fleet age.

Goodwill impairment
During the third quarter of 2011, we recognized a non-cash goodwill impairment charge of $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.  Any changes from this estimate upon completion of the analysis will be recorded in the fourth quarter of 2011 and disclosed in our Annual Report on Form 10-K for the year ending December 31, 2011.

Equity in income of affiliate
The Company has accounted for its investment in TEL using the equity method of accounting and thus the Company’s financial results include its proportionate share of income (loss) since May 31, 2011, or $0.5 million for the nine months ended September 30, 2011. Given TEL's growth over the past two years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax benefit
The tax benefit recognized in 2011 compared to the tax expense in 2010 is primarily related to the $21.4 million decrease in the pre-tax earnings in the 2011 period compared to the 2010 period, resulting from the $11.5 million goodwill impairment and the negative impact on profitability of lower revenue and increases in costs in the aggregate and on a per mile basis as discussed above.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers and the impact of non-deductible portion of the aforementioned goodwill impairment.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total Revenues:
Asset-Based Truckload Services	$154,646	$155,531	$469,990	$455,453
Brokerage Services	6,772	9,281	20,684	30,349

Total	$161,418	$164,812	$490,674	$485,802

Operating Income (Loss):
Asset-Based Truckload Services	$(8,978)	$9,842	$6,296	$28,640
Brokerage Services	493	211	1,322	917
Unallocated Corporate Overhead	(1,269)	(1,881)	(9,838)	(9,527)

Total	$(9,754)	$8,172	$(2,220)	$20,030

Total revenue in our asset-based operations decreased for the three months ended September 30, 2011 by $0.9 million and increased for the nine months ended September 30, 2011 by $14.5 million, as compared with the same periods in the prior year. Fuel surcharge revenue increased $9.1 million and $30.0 million in the three and nine month periods ended September 30, 2011, respectively, while freight revenues declined $10.0 million and $15.5 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in the prior year. The $10.0 million decrease in freight revenues related to a 4.6% decrease in average freight revenue per tractor per week and a 3.3% decrease of our average tractor that as a result of deterioration in the macro-economic environment and the market segments in which we operate and an increase in our unseated truck count in both the three and nine month periods in 2011 compared to 2010 due to capacity constraints in the driver market, both of which were accentuated by implementation of our new fully-integrated operating system software at the Covenant Transport subsidiary. The decreases in utilization and seated tractors were partially offset by an increase in rates for both the three and nine month periods in 2011 compared to 2010. The Truckload segment's results included an $11.5 million non-cash goodwill impairment for the three and nine months ended September 30, 2011. Excluding the impairment, our asset-based operating costs, net of fuel surcharge revenue, were 14 cents per mile higher in the third quarter of 2011 than 2010 and 11 cents per mile higher in the first nine months of 2011 than 2010. The cost increases primarily related to increased driver pay per mile resulting from pay increases instituted in the second half of 2010, increased workers' compensation expense resulting from unfavorable claims development where new information or settlements led to increased expenses on past claims, an increase in group health insurance expense related to unfavorable claims experience, and an increase in operating and maintenance expense due to inflationary pressures related to tires and vehicle parts, as well as additional maintenance we were able to complete when trucks experienced lower utilization, partially offset by favorable decreased frequency of accidents, and increased net fuel expense due to the year-over-year increase in fuel costs and negative impact on our costs of the portion of the increase not covered by fuel surcharge revenue. Further, the decrease in utilization negatively impacts our operating costs per mile given inefficiencies resulting from downtime and not covering fixed costs as efficiently.

Our brokerage subsidiary revenue decreased for the three and nine months ended September 30, 2011 by $2.5 million and $9.7 million, respectively, as compared with the same periods in the prior year. Our gross margins improved as purchased transportation was 75.1% and 77.0% of total revenue for the three and nine months ended September 30, 2011, respectively, compared to 86.4% and 85.4% for the comparable periods in 2010.  Solutions’ other operating expenses as a percentage of revenue increased to 17.6%  and 16.6% of total revenue for the three and nine months ended September 30, 2011, respectively, compared to 11.3% and 11.6% for the comparable periods in 2010, as agent fees increased as a percentage of total revenues. The decrease in revenue and purchased transportation expense related primarily to the termination of certain agent and customer relationships during 2010, which had contributed lower margin revenue during the 2010 period, and increased special project work in the 2011 period, which has a higher margin.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at September 30, 2011, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $33.4 million and $30.7 million at September 30, 2011 and December 31, 2010, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, which includes compliance with the covenants under our Credit Facility, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors remaining to be delivered in 2011 and those expected to be delivered in 2012, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at September 30, 2011, we believe there is significant flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced.  We had approximately $14.1 million in borrowings outstanding under the Credit Facility as of September 30, 2011, undrawn letters of credit outstanding of approximately $44.3 million, and available borrowing capacity of $23.1 million.  Our intra-period borrowings on the Credit Facility have ranged between $0.0 million and $22.4 million during the nine months ended September 30, 2011 and $12.4 and $22.4 million during the third quarter of 2011.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were lower in 2011 than 2010, primarily due to net income in the 2010 period of $2.6 million compared to a net loss in the 2011 period of $2.8 million, excluding the impact of the non-cash $11.5 million goodwill impairment and related tax effect.  The $18.0 million year over year fluctuation in deferred tax expense (benefit) relates to the receipt of an $8.7 million refund of federal income taxes, compared with a $0.9 million refund in the 2011 period, the benefit of $2.1 million of the goodwill impairment being tax deductible, and fluctuations in deferred taxes resulting from book and tax depreciation differences on revenue equipment. Additionally, the fluctuations in accounts payable and accrued expenses primarily related to period-over-period increases in fuel costs and payment in the 2011 period of incentive compensation related to the achievement of 2010 performance targets with no significant related payments in the 2010 period.  As a result of a robust used equipment market, we adjusted the residual values for units expected to be sold in 2011 and experienced $3.0 million in higher gains in 2011 versus 2010.  The fluctuation in cash flows related to prepaid and other assets primarily relates to cash outflows related to a consulting project in 2010, with no similar cash expenditures in 2011. Cash flows from receivables and advances are higher in the 2011 period than the 2010 period as a result of increased total revenue and thus cash receipts given the increase in fuel surcharge revenue as a result of the significant period-over-period increase in fuel prices, partially off-set by a decrease in freight revenue.

The decrease in net cash flows used in investing activities was primarily the result of a decrease in our acquisition of revenue equipment during the 2011 period compared to the 2010 period and the increase in the proceeds we received from the units sold as a result of a robust used equipment market.  With an average fleet age of 1.6 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.  Our 2011 tractor fleet plan includes the addition and disposal of approximately 950 tractors, of which we took delivery of approximately 810 tractors in the nine months of fiscal 2011, with approximately 595 of those units being delivered in the third quarter of 2011, thus we expect net cash used to acquire equipment will decrease in the last quarter of 2011 compared to the third quarter and first nine months of the year. If we are successful in growing our independent contractor fleet on net cash used to acquire equipment could be further decreased.  Additionally, late in the second quarter of 2011, we purchased a 49% equity investment in TEL, a tractor and trailer equipment leasing company and used equipment sales agent. The equity investment totaled $1.5 million, with future potential earn-out payments based on performance. During the third quarter of 2011, we received an equity distribution from TEL for $0.2 million that was distributed to each member based on their respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings.  The distribution is the result of TEL being a limited liability company and thus its earnings pass through to the members and are taxed on their respective tax returns.

The changes in net cash flows provided by financing activities were a function of a $14.7 million period-over-period change in the cash flows associated with the 2011 net borrowings and 2010 net repayments on our revolving credit facility as well as a $2.3 million year-over-year increase in the change in checks outstanding in excess of bank balances, both of which are directly related to the decrease in cash flows from operations discussed above.  Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable used $11.6 million in the 2011 period, compared to providing for $23.6 million in the 2010 period, primarily related to the trade cycle of the Company’s revenue equipment.

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

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Pursuant to the Credit Facility, as amended, base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 1.25% and 2.25% based on average pricing availability.  LIBOR loans accrue interest at the greater of 1.5% or LIBOR, plus an applicable margin that is adjusted quarterly between 2.25% and 3.25% based on average pricing availability.  The unused line fee is adjusted quarterly between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $14.1 million in borrowings outstanding under the Credit Facility as of September 30, 2011, undrawn letters of credit outstanding of approximately $44.3 million, and available borrowing capacity of $23.1 million.  The interest rate on outstanding borrowings at September 30, 2011 was 5.0%.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, debt, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  Following the most recent amendment to the Credit Facility discussed below, the Credit Facility contains two financial covenants: a covenant requiring us to maintain a monthly consolidated fixed charge coverage ratio (defined below) of at least 1.0 to 1.0 and a covenant requiring us to maintain a quarterly consolidated leverage ratio (defined below) not to exceed 4.35 to 1.0.

Our fixed charge coverage ratio is comprised of dividing (i) (a) our consolidated EBITDAR, as defined in the Credit Facility, minus (b) certain capital expenditures, excluding debt incurred to finance capital expenditures, by (ii) the sum, without duplication of, (a) interest expense, cash rental expense, scheduled principal debt payments, certain payments with respect to the revolving credit facility, certain voluntary or discretionary principal payments or other prepayments of debt, taxes paid in cash, minus (b) any cash tax refunds received, plus (c) distributions paid in cash and payments made in respect of obligations under capital leases.

Our consolidated leverage ratio requires us not to exceed a ratio calculated by dividing (i) the sum of (a) our consolidated balance sheet debt, plus (b) sums obligated by Borrowers under letters of credit, plus (c) the present value (utilizing a discount rate of 10% annually) of all future lease payments on any operating leases, by (ii) our consolidated adjusted EBITDAR, as set forth in the Credit Facility.

In the past, we have had difficulty achieving profitability, causing us to risk breaching our fixed charge coverage ratio covenant.  To avoid such breach, we have worked with our Lenders to obtain multiple amendments and waivers to the Credit Facility in return for higher interest rates, fees, and additional restrictions.  Recently, we entered into a fifth amendment that prevented a default of our fixed charge coverage ratio for the twelve months ended September 30, 2011, by adjusting the fixed charge coverage ratio to 0.95 to 1.0 from 1.0 to 1.0.  Subsequent to the fifth amendment, we entered into a sixth amendment to our Credit Facility that revises the definitions underlying our fixed charge coverage ratio, which we expect to provide us with additional flexibility under this covenant going forward.  However, the sixth amendment also added the consolidated leverage ratio covenant discussed above, which could restrict our ability to incur additional indebtedness, undertake acquisitions, or make other capital investments to the extent such indebtedness, acquisitions, or capital investments would cause the leverage ratio to exceed the specified maximum.

Failure to comply with the covenants and restrictions set forth in the Credit Facility could result in an event of default.  In such an event, all amounts outstanding under the Credit Facility, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Credit Facility and the Lenders cause all of the outstanding debt obligations under the Credit Facility to become due and payable, this could result in a default under other debt instruments that contain acceleration or cross-default provisions.  Failure to comply with our financial covenant ratios could significantly constrain our liquidity and hinder our operations and growth prospects.

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2011 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2011 to September 2016.  The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default, except certain notes totaling $144.3 million are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2011 and 2012, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Goodwill Impairment

During the second quarter of each year, we complete our annual goodwill impairment analysis.  As a result of the current year annual test, which was conducted as of May 31, 2011, we determined that no impairment existed given the fair value of each of our reporting units containing goodwill, Covenant and SRT, exceeded the carrying value of each reporting unit, including the $7.2 million and $4.3 million of goodwill related to Covenant and SRT, respectively. Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants currently and into the foreseeable future, we deemed that there had been multiple triggering events that would require an updated analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values.  As a result, we are currently in the process of the second step of the goodwill impairment analysis which involves calculating the implied fair value of its goodwill by allocating the fair value of all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.  Any changes from this estimate upon completion of the analysis will be recorded in the fourth quarter of 2011 and disclosed in our Annual Report on Form 10-K for the year ending December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At September 30, 2011, we had financed 239 tractors and 4,367 trailers under operating leases.  Equipment held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such equipment, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the third quarter decreased slightly to $4.0 million in 2011 from $4.2 million in the 2010 period. The total amount of remaining payments under operating leases as of September 30, 2011 was approximately $74.0 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of September 30, 2011, there were approximately $0.7 million of residual value guarantees under the operating leases.  The present value of these future lease payments and their residual value guarantees was approximately $49.5 million at September 30, 2011.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2011, there were no material changes in our commitments or contractual liabilities

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our consolidated condensed financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2010 Annual Report on Form 10-K.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  Historically, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, including fiscal 2011 and 2010, as we have seen increases in demand at varying times based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

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

In an effort to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  At September 30, 2011, we had forward futures swap contracts on approximately 2.3 million gallons for the remainder of 2011 and 10.6 million gallons for 2012, or approximately 15.3% and 17.7% percent of our projected remaining 2011 and annual 2012 fuel requirements, respectively. Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil.  Based on retrospective and prospective regression analyses, changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance.  Based on our expected fuel consumption for the remainder of 2011, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $2.2 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

During the third quarter of 2011, we sold certain of our contracts related to the forecasted purchase of diesel fuel in the fourth quarter of 2011 to lock-in the related gains. The remaining gains totaling approximately $0.1 million represent additional hedged gallons of 0.8 million gallons for the fourth quarter 2011, or approximately 5.3% percent of our projected monthly fuel requirements, respectively.

The gains on the contracts liquidated in the third quarter of 2011 along with the fair value of the contracts that were in effect at September 30, 2011, which had a fair value of approximately $2.4 million and are included in accrued expenses in the consolidated condensed balance sheet, are included in accumulated other comprehensive loss, net of tax.  Additionally, $0.3 million and $1.6 million of gains, net of tax, were reclassified from accumulated other comprehensive loss to our results from operations for the three and nine months ended September 30, 2011, respectively, related to gains on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, while in 2010, $0.4 million and $1.1 million of gains, net of tax, were reclassified from accumulated other comprehensive income results from operations during the three and nine months ended September 30, 2010, respectively. The amounts reclassified into our results of operations for the three and nine months ended September 30, 2011 as reductions in fuel expense are partially off-set by $0.2 million of ineffectiveness on the contracts that existed at September 30, 2011.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of September 30, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $2.3 million of losses on derivative instruments from accumulated other comprehensive loss into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $232.6 million of debt and capital leases, we had $16.8 million of variable rate debt outstanding at September 30, 2011, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.2 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

ITEM 1A.   RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2010, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth in our Form 10-K, we believe that the following additional issues, uncertainties, and risks should be considered in evaluating our business and growth outlook:

Our Third Amended and Restated Credit Facility and other financing arrangements contain certain covenants, restrictions, and requirements, and we may be unable to comply with the covenants, restrictions, and requirements.  A default could result in the acceleration of all or part of our outstanding indebtedness, which could have an adverse effect on our financial condition, liquidity, results of operations, and the price of our common stock.

We have an $85.0 million Credit Facility with a group of banks and numerous other financing arrangements.  The Credit Facility contains certain restrictions and covenants relating to, among other things, debt, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and financial covenants consisting of a fixed charge coverage ratio and a leverage ratio. We have had difficulty achieving profitability, requiring us to obtain multiple amendments and waivers to the terms of the Credit Facility in return for higher interest rates and fees.  Recently, the bank group required that a leverage ratio be included in the Credit Facility.  If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain further amendments or waivers under our Credit Facility, or we may incur fees in doing so.  See "Material Debt Agreements" below for additional information.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended September 30, 2011:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
July 1-31, 2011	1,771	$7.70	-	-
August 1-31, 2011	460	4.07	-	-
September 1-30, 2011	-	-	-	-
Total	2,231	$6.95	-	-

(1)
Includes 2,231 shares of Class A common stock withheld at an average price of $6.95 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

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

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS	# *	XBRL Instance Document
101.SCH	# *	XBRL Taxonomy Extension Schema Document
101.CAL	# *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	# *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	# *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	# *	XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Form 10-K, filed March 17, 2008.
(2)	Incorporated by reference to Form 10-Q, filed May 13, 2011.
#	Filed herewith.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: November 14, 2011	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer
in his capacity as such and on behalf of the issuer.