Form 10-K
period 2011-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2012-03-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 OR
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
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011, was approximately $65 million (based upon the $7.75 per share closing price on that date as reported by NASDAQ).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 5, 2012, the registrant had 12,371,552 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on May 15, 2012, have been incorporated by reference into Part III of this Form 10-K.

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

We were founded as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  A combination of customer demand for additional services and changes in freight distribution patterns resulted in additional services.  Through several acquisitions in the late 1990's and continuing through 2006, we entered the refrigerated, solo, and regional markets.  Over the past several years we internally developed the capacity to provide dedicated fleet and freight brokerage services. Since the beginning of the fourth quarter of 2011, we have been analyzing the services we offer and developing a plan to increase asset productivity, further reduce costs, and focus future investments in the service offerings where we see the most promise of adequate returns.  We were disappointed with our performance in 2011 and are focused on finding the markets and customers that value our services.

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and our Brokerage Services, also known as Covenant Transport Solutions, Inc. ("Solutions").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long-haul, dedicated, and solo-driver regional service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver service, primarily in the southeastern United States.

The Solutions segment provides freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide.  The brokerage operation has helped us continue to serve customers when we lack capacity in a given area or when the load has not met the operating profile of our Truckload segment.

The following chart reflects the size of each of our subsidiaries measured by 2011 freight revenue:

Distribution of Revenue Among Subsidiaries
Covenant Transport	55%
SRT	30%
Star	10%
Solutions	5%

Asset-Based Truckload Services

Our Truckload segment comprised approximately 95%, 93%, and 91% of our total freight revenue in 2011, 2010, and 2009, respectively.

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

Average Length-of-Haul.  Prior to 2009, our average length-of-haul decreased over time as we increased the use of solo-driver tractors and increased our presence in regional markets. The increase in the length-of-haul since 2009 resulted from changes in our allocation of assets among our subsidiaries and focus on lane selection between target markets.

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Average Length-of-Haul in Miles	1,159	1,055	950	920	908	815	815	805	887	879

Average Freight Revenue Per Total Mile.  Our average freight revenue per total mile is primarily a function of the macro U.S. economic environment including supply/demand of freight and carriers. The increase in 2011 compared to 2010 and 2009 is a result of the strengthening U.S. economy, tighter capacity, expected tighter capacity in 2012, and rate increases required to mitigate inflationary costs.

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Average Freight Revenue Per Total Mile (excludes fuel surcharge revenue)	$1.15	$1.17	$1.27	$1.357	$1.364	$1.363	$1.36	$1.271	$1.307	$1.382

Average Miles Per Tractor.  Average miles per tractor reflect economic demand, our ability to match fleet size to demand, and the percentage of team-driven tractors in our fleet. The decrease in utilization in 2011 is a result of an increase in our unseated truck count, reduction in productivity as a result of utilizing Electronic On-Board Recorders ("EOBRs"), and a system conversion at our Covenant Transport subsidiary.

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Average Miles Per Tractor	129,906	129,656	122,899	115,765	117,621	118,159	118,992	119,836	125,178	115,775

Average Freight Revenue Per Tractor Per Week.  We use average freight revenue per tractor per week as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our trucks, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors. The decrease in average freight revenue per tractor per week in 2011 is due to the aforementioned decline in utilization, partially offset by our increase in freight revenue per total mile.

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Average Freight Revenue Per Tractor Per Week (excludes fuel surcharge revenue)	$2,870	$2,897	$2,995	$3,013	$3,077	$3,088	$3,105	$2,920	$3,137	$3,069

Brokerage Services

Our Solutions segment comprised approximately 5%, 7%, and 9% of our total operating revenue in 2011, 2010, and 2009, respectively. Solutions derives revenue from arranging transportation services for customers through relationships with thousands of third-party carriers and integration with our Truckload segment.  Solutions provides freight brokerage services through freight brokerage agents, who are paid a commission for the freight brokerage service they provide, and directly through in-house brokerage personnel working in direct contact with customers.  The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries and selling, general, and administrative expenses.  Our brokerage loads decreased to 14,773 in 2011, from 19,589 in 2010, primarily due to a reduction in agents.  Average revenue per load decreased approximately 8% to $1,853 in 2011, from $2,014 in 2010, primarily due to a change in the mix of Solutions’ business providing for a 23.0% decrease in miles per load.  This decrease was partially offset by a 19.1% increase in rates as a result of the tighter capacity for trucks along with year-over-year increases in fuel costs.

Refer to Note 16, "Segment Information," of the accompanying consolidated financial statements for further information about each of our reporting segments' operating and financial results for 2011, 2010, and 2009.

Customers and Operations

Our primary customers include manufacturers and retailers, as well as other transportation companies that seek our services when our team-driven tractors or other service capabilities offer them an advantage.  No customer accounted for more than 10% of our consolidated revenue in 2011, 2010, or 2009.  Our top five customers accounted for approximately 31%, 31%, and 26% of our total revenue in 2011, 2010, and 2009, respectively.

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

At December 31, 2011, we operated 2,978 tractors and 7,361 trailers. Of these tractors, 2,412 were owned, 350 were financed under operating leases, and 216 were provided by independent contractors, who own and drive their own tractors.  Of these trailers, 2,550 were owned, 4,363 were financed under operating leases, and 448 were financed under capital leases.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor.  The payments to independent contractors are recorded in revenue equipment rentals and purchased transportation.  When independent contractor tractors are utilized, we avoid expenses generally associated with company-owned equipment, such as driver compensation, fuel, interest, and depreciation. Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses. We evaluate our efficiency using net margin as well as operating ratio. We have increased the number of independent contractors in our fleet to 216 at December 31, 2011 from 138 at December 31, 2010. The majority of this increase came in the second half of 2011.  We expect the trend of increased independent contractors as a percentage of our fleet to continue into 2012.

We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  This system also updates the tractor's position every thirty minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. Approximately 96% of our fleet was equipped with EOBRs at December 31, 2011. The EOBRs electronically monitor truck miles and enforce hours of service.

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

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project is to have uniform operational and financial systems across the entire Company as we believe this will improve customer service, utilization, and enhance our visibility into and across the organization.  Star, Solutions, and Covenant Transport are currently operating on the new system, and management is planning for implementation at SRT.  We encountered difficulties when we converted our Covenant Transport subsidiary to the new system in the third quarter of 2011, which disrupted our operations and impacted our customer service, driver relations, and results of operations.  We believe all significant problems associated with the Covenant Transport conversion have been addressed.

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

Driver recruiting and retention were challenging in 2011, as evidenced by an increase in our average number of open trucks. While open trucks, excluding wrecked units, approximated 4% of our fleet at December 31, 2011 and 3% of our fleet at December 31, 2010, there were fewer open trucks throughout most of 2010 as a result of the weakness in the economy contributing to more candidates entering the driver market in the early part of 2010. Additionally, the combination of lower miles throughout 2011 and the system conversion in the third quarter of 2011 increased driver turnover and thus unseated trucks during 2011 compared to 2010. Management's goal is to reduce open trucks, excluding wrecked units, to less than 1% of our fleet, although no significant progress was made in 2011. We continue to work toward this goal, and we employed certain initiatives in 2011 that we expect to provide for improvement in 2012.

Internal education and evaluation of the Federal Motor Carrier Safety Administration ("FMCSA") Comprehensive Safety Analysis 2010 ("CSA") are priorities as we develop plans to keep our top talent and challenge those drivers that need improvement.  Overall, we believe this regulation will bring challenges as well as opportunities for truckload carriers.  CSA, in conjunction with the new U.S. Department of Transportation ("DOT") reductions in hours-of-service for drivers, may reduce effective capacity in our industry as well as negatively impact equipment utilization. Nevertheless, for carriers that successfully manage the new environment with driver-friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available. Driver pay may increase as a result of regulation and economic expansion, which provides more alternative employment opportunities. If economic growth is sustained, however, we expect the supply/demand environment to be favorable enough for us to offset expected compensation increases with better freight pricing.

We use driver teams in a substantial portion of our tractors.  Driver teams permit us to provide expedited service on selected long-haul lanes because teams are able to handle longer routes and drive more miles while remaining within DOT hours-of-service rules.  The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers.  The use of teams, however, increases the accumulation of miles on tractors and trailers as well as personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2011, teams operated approximately 26% of our tractors versus 27% in the preceding year.

We are not a party to a collective bargaining agreement.  At December 31, 2011, we employed approximately 4,022 drivers and approximately 785 non-driver personnel.  At December 31, 2011, we also contracted with approximately 216 independent contractors.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers.  Our policy is to operate a modern fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2011, our tractor fleet had an average age of approximately 1.6 years, and our trailer fleet had an average age of approximately 5.7 years. As of December 31, 2011, almost 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 37.1% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010.  Approximately 96% of our fleet was equipped with EOBRs at December 31, 2011. Furthermore, at December 31, 2011, approximately 79% of our trailers were dry vans and the remaining trailers were refrigerated vans.

Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  This has substantially increased our costs of operation over the past several years.  Tractor manufacturers have again increased prices in connection with the manufacturing of 2010 emission-compliant engines.

Industry and Competition

The U.S. market for truck-based transportation services was estimated to have generated $563.4 billion in 2010, according to the most recently available data published by American Trucking Associations, Inc.  The trucking industry includes both private fleets and "for-hire" carriers.  We operate in the highly fragmented for-hire truckload segment of this market, which generated revenues of approximately $255.2 billion in 2010.  Our dedicated business also competes in the estimated $259.6 billion private fleet portion of the overall trucking market, by seeking to convince private fleet operators to outsource or supplement their private fleets.

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

We believe that the cost and complexity of operating trucking fleets are increasing and that economic and competitive pressures are likely to force many smaller competitors and private fleets to consolidate or exit the industry.  As a result, we believe that larger, better-capitalized companies, like us, will have opportunities to increase profit margins and gain market share.  In the market for dedicated services, we believe that truckload carriers, like us, have a competitive advantage over truck lessors, which are the other major participants in the market, because we can offer lower prices by utilizing back-haul freight within our network that traditional lessors may not have.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off-duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart (the "Final Rule").  However, advocacy groups have continued to challenge the Final Rule.  On December 20, 2010, the FMCSA issued a Notice of Proposed Rulemaking that would place additional limits on the time drivers may operate a commercial motor vehicle.  On December 27, 2011, the FMCSA published its 2011 Hours of Service Final Rule (the "2011 Rule").  The rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 to 70.  The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m.  These rule changes are scheduled to become effective July 1, 2013.  We anticipate that the 2011 Rule will be challenged prior to its effective date.  We are unable to predict how a court may address challenges to the rule and to what extent the FMCSA might attempt to materially revise the rules under the current or future presidential administrations.  On the whole, however, we believe these modifications to the current rule will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a “satisfactory” DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

CSA introduced a new enforcement and compliance model. Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted. A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.

Certain of our subsidiaries have exceeded the established intervention thresholds in several of the seven safety-related standards of CSA.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. We have put new maintenance management and procedures in place in an attempt to address maintenance issues that were cited. Additionally, we have reduced the maximum speed on a large portion of our fleet and enhanced programs that reward drivers for positive safety behavior.

The FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use EOBRs in their tractors to electronically monitor truck miles and enforce hours-of-service.  Approximately 96% of our owned tractors are equipped with EOBRs.

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

Regulations limiting exhaust emissions became more restrictive in 2010.  In May 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy tractors, beginning in 2014.  In August of 2011, the EPA released fuel economy standards for heavy trucks for the first time.  These standards will require a fuel economy improvement of approximately 20% by 2018, starting with the 2014 model year.  In December 2008, California adopted new performance requirements for diesel tractors, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers.  These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results.  In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us.  The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits.  Federal and state lawmakers also are considering a variety of climate-change proposals.  Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses.  These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle.  These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

Fuel Availability and Cost

The cost of fuel trended higher in 2011, compared to 2010 and 2009, as a result of geo-political tensions and volatility in the Middle East, weakness of the U.S. dollar, and an increase in global demand for petroleum products.  To mitigate the cost and volatility in the cost of fuel, we utilize a variety of initiatives.

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts and through jurisdictions with lower fuel taxes, where possible.  We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, purchased technology to enhance our management and monitoring of out-of-route miles, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that includes minimum rates and fuel surcharges.  This combination of initiatives has contributed to significant improvements in fleet-wide average fuel mileage.  Moreover, we have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs.  However, even with the fuel surcharges, the price of fuel has affected our profitability.  Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, and for fuel used by refrigerated trailer units that generally are not billed to customers.  In addition, during 2009 many customers attempted to modify their surcharge programs, some successfully, which has resulted in recovery of a smaller portion of fuel price increases.  In 2011 and 2010, we refocused on ensuring fuel surcharges from customers were acceptable to mitigate the rising cost of fuel. Rapid increases in fuel costs or shortages of fuel could have a materially adverse effect on our operations or future profitability.

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

We recognize all derivative instruments at fair value on our consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income on our consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At December 31, 2011, we had forward futures swap contracts on approximately 12.9 million gallons of diesel to be purchased in 2012, or approximately 21.4% of our projected annual 2012 fuel requirements.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments after the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  During September and October, business sometimes increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, including fiscal 2011 and 2010, as we have seen increases in demand at varying times, specifically between March and June, based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

Additional Information

At December 31, 2011, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; and CTG Leasing Company, a Nevada corporation.

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

We have a recent history of net losses and may be unsuccessful in improving our profitability.

After generating a profit in 2010, we had a net loss in 2011 and have incurred net losses in four of the last five years.   We may not be able to achieve profitability or, if we do, we may not be able to sustain or increase profitability in the future.  If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, weather, and other factors beyond our control, each of which may lead to an increase in the cost of fuel.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time, we use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. We may be forced to make cash payments under the hedging arrangements.  We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers. Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases. A failure to improve our fuel price protection through these measures, increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

We depend on the proper functioning and availability of our information systems and a system failure or inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operation.

We depend on the proper functioning and availability of our information systems, including financial reporting and operating systems, in operating our business.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services.  Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. We are in the process of implementing a multi-year project to upgrade the hardware and software of our information systems.  When we have converted portions of our operations in the past, we have experienced difficulties. If any of our critical information systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner.  Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe.  Any system failure, delay, or complication in the upgrade, security breach, or other system failure could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

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

We have an $85.0 million Credit Facility with a group of banks and numerous other financing arrangements.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, a fixed charge coverage ratio, and a leverage ratio. We have had difficulty meeting budgeted results and have had to request amendments in the past. If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain amendments or waivers under our Credit Facility, or we may incur fees in doing so.  See "Material Debt Agreements" below for additional information.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors.  In addition, due in part to current economic conditions, including the cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Regulatory requirements, including CSA and hours-of-service changes (both discussed below), and an improved economy could reduce the number of eligible drivers or force us to pay more to attract and retain drivers.  A shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.  In addition, we and our industry suffer from a high turnover rate of drivers.  The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

If our independent contractor drivers are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors, and our classification of independent contractors has been the subject of audits by such authorities from time-to-time.  Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for employers of independent contractor drivers and to heighten the penalties of employers who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with this initiative.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2011, the FMCSA issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle.  The FMCSA preserved the current 11-hour daily driving limit, but indicated that this daily limit may be revisited in the future.  The rule proscribed two new requirements regarding driving hours.  First, drivers must take 30 minute breaks after 8 hours of consecutive driving.  Second, the rule reduced the total hours a driver is permitted to work during each week from 82 to 70.

The new rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the driver refrain from working for a period of 34 hours, known as a “34-hour restart.” While there were previously no conditions limiting the use of 34-hour restart periods, the new rule requires that a 34-hour restart may only be used once per week and only after the driver has observed two rest periods between 1 A.M. and 5 A.M.  The new rule also adjusted the definition of “off-duty time” to exclude from hourly limits driver time spent in a parked vehicle. Finally, the rule defined what violations of hours-of-service rules are considered “egregious,” and provided for enhanced penalties to carriers for when such violations occur.

We are unable to predict the impact that the new hours-of-service rules may have, how a court may rule on challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules.  On the whole, however, we believe that the new rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

Our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of wastewater and storm water, and with waste oil and fuel storage tanks.  Our terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  Certain of our facilities have waste oil or fuel storage tanks and fueling islands.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010.  In May 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration, or "NHTSA," and the EPA to develop new, stricter fuel efficiency standards for heavy tractors, beginning in 2014.  In August of 2011, the EPA released fuel economy standards for heavy trucks for the first time.  These standards will require a fuel economy improvement of approximately 20% by 2018, starting with the 2014 model year.  In December 2008, California adopted new performance requirements for diesel tractors, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers.  These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results.  In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us.  The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits.  Federal and state lawmakers also are considering a variety of climate-change proposals.  Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses.  These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle.  These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

From time-to-time, various federal, state, or local taxes are increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

The FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use EOBRs in our tractors to electronically monitor tractor miles and enforce hours-of-service.  Such installation could cause an increase in driver turn-over, information that can be used in litigation, cost increases, and decreased asset utilization.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large tractors.  The TSA has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or let tractors sit idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our non-revenue miles on customer orders.  As a result, it is possible that we may fail to meet the needs of our customers or may incur increased expenses to do so.  These security measures could negatively impact our operating results.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

In December 2010, the FMCSA launched CSA, a new enforcement and compliance model implementing driver standards in addition to our current standards.  Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards.  The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers.  As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer carriers, and our safety rating could be adversely impacted.  We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  A reduction in eligible drivers or a poor fleet ranking may result in difficulty attracting and retaining qualified drivers, and could cause our customers to direct their business away from us and to carriers with higher fleet rankings, which would adversely affect our results of operations.

Certain of our subsidiaries have exceeded the established intervention thresholds in a number of the seven safety-related standards.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put new maintenance management and procedures in place in an attempt to address maintenance issues that were cited.  However, we cannot assure you these measures will be effective.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations. Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

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

TEL faces certain additional risks particular to its operations, any one of which could adversely affect our operating results.

On May 31, 2011, we acquired a 49% interest in Transport Enterprise Leasing, LLC ("TEL"), a used equipment leasing company and reseller.  We account for our investment in TEL using the equity method of accounting.  TEL faces several risks similar to those we face and additional risks particular to its business and operations.  Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable.  Further, the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past.  There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale.  As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment.

Under the purchase agreement we entered into, TEL's majority owners are eligible to receive an earn-out over two years and we have an option to acquire 100% of TEL.  If the earn-out is met or we exercise the option, our total leverage would increase.  Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

Finally, we do not control TEL's ownership or management.  Our investment in TEL is subject to the risk that TEL’s management and controlling members may make business, financial, or management decisions with which we do not agree or that the management or controlling members may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the value of our investment in TEL could decrease, and our financial condition, results of operations, and cash flow could suffer as a result.

Our Chief Executive Officer and President and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board, Chief Executive Officer, and President, David Parker, and his wife, Jacqueline Parker, beneficially own approximately 27% of our outstanding Class A and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 47% of the voting power of all of our outstanding stock.  The Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

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

Terminal Locations	Maintenance	Recruiting/ Orientation	Sales	Ownership
Chattanooga, Tennessee	x	x	x	Leased
Indianapolis, Indiana				Leased
Texarkana, Arkansas	x	x	x	Owned
Hutchins, Texas	x	x		Owned
French Camp, California				Leased
Long Beach, California				Owned
Pomona, California		x		Owned
Allentown, Pennsylvania				Owned
Nashville, Tennessee	x	x	x	Owned
Olive Branch, Mississippi	x			Owned
Orlando, Florida				Owned

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2010, to December 31, 2011.

Period	High	Low

Calendar Year 2010:

1st Quarter	$6.45	$3.02
2nd Quarter	$8.19	$5.90
3rd Quarter	$9.90	$6.62
4th Quarter	$9.88	$6.63

Calendar Year 2011:

1st Quarter	$10.00	$8.00
2nd Quarter	$9.86	$7.22
3rd Quarter	$7.83	$3.60
4th Quarter	$3.69	$2.35

On March 5, 2012, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $3.50.

As of March 5, 2012, we had approximately 122 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of March 5, 2012, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended December 31, 2011:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
October 1-31, 2011	-	-	-	-
November 1-30, 2011	-	-	-	-
December 1-31, 2011	529	$2.97	-	-
Total	529	$2.97	-	-

(1)
Includes 529 shares of Class A common stock withheld at an average price of $2.97 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

(2)
On May 11, 2005, we announced a $1.3 million Class A common stock repurchase plan pursuant to which shares could be purchased in the open market or through negotiated transactions subject to criteria established by our board of directors.  No shares were purchased under this plan during 2009, 2008, or 2007, and the plan expired on June 30, 2009.  Our Credit Facility prohibits the repurchase of any shares, except those purchased to offset an employee's minimum statutory withholding requirements upon the vesting of equity awards, without obtaining approval from the lenders.  Accordingly, we do not currently have a stock repurchase program in place.

ITEM 6.                      SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)
	Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Freight revenue	$512,026	$546,320	$520,495	$615,810	$602,629
Fuel surcharge revenue	140,601	103,429	68,192	158,104	109,897
Total revenue	$652,627	$649,749	$588,687	$773,914	$712,526

Operating expenses:
Salaries, wages, and related expenses (4)	211,169	216,316	220,213	268,742	275,508
Fuel expense	208,693	177,239	143,835	260,704	211,022
Operations and maintenance (4)	43,585	42,050	40,833	48,837	46,614
Revenue equipment rentals and purchased transportation	63,353	71,474	76,484	90,974	66,515
Operating taxes and licenses	12,148	11,090	12,113	13,078	14,112
Insurance and claims (4)	36,163	32,648	26,531	31,200	30,214
Communications and utilities	5,137	4,974	5,740	6,702	7,377
General supplies and expenses (4)	15,627	16,143	19,538	21,450	18,304
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets (1)	46,274	51,807	48,122	63,235	53,541
Goodwill impairment charge (2)	11,539	-	-	24,671	-
Total operating expenses	653,688	623,741	593,409	829,593	723,207
Operating (loss)income	(1,061)	26,008	(4,722)	(55,679)	(10,681)
Other (income) expense:
Interest expense	16,208	16,566	14,184	10,373	12,285
Interest income	(32)	(2)	(144)	(435)	(477)
Loss on sale of Transplace investment and note receivable (3)	-	-	11,485	-	-
Loss on early extinguishment of debt	-	-	-	726	-
Other	(123)	(20)	(199)	(160)	(183)
Other expenses, net	16,053	16,544	25,326	10,504	11,625
Equity in income of affiliate	675	-	-	-	-
(Loss) income before income taxes	(16,439)	9,464	(30,048)	(66,183)	(22,306)
Income tax (benefit) expense	(2,172)	6,175	(5,018)	(12,792)	(5,580)
Net (loss) income	$(14,267)	$3,289	$(25,030)	$(53,391)	$(16,726)

(1)	Includes a $15,791 pre-tax impairment charge related to revenue equipment in 2008.
(2)
Represents non-cash impairment charges to write off the goodwill in our truckload segment.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of the impairment in 2011.

(3)
Represents a non-cash loss on sale of investment in Transplace, Inc. ("Transplace") and a related receivable. See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description.

(4)
Certain reclassifications have been made to the 2010, 2009, 2008 and 2007 consolidated financial statements to conform to the 2011 presentation, including reclassifying amounts from general supplies and expenses to salaries, wages, and related expenses related to agent fees and contract labor and reclassifying amounts from insurance and claims to operations and maintenance related to a change in the threshold used to classify certain over-the-road damage not specifically related to an accident. The reclassifications did not affect the previously reported stockholders' equity or net income (loss).

Basic (loss) income per share	$(0.97)	$0.23	$(1.77)	$(3.80)	$(1.19)

Diluted (loss) income per share	$(0.97)	$0.23	$(1.77)	$(3.80)	$(1.19)

Basic weighted average common shares outstanding	14,689	14,374	14,124	14,038	14,018

Diluted weighted average common shares outstanding	14,689	14,505	14,124	14,038	14,018

	Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Balance Sheet Data:
Net property and equipment	$322,303	$323,954	$278,335	$236,018	$247,530
Total assets	$439,825	$441,179	$398,312	$393,676	$439,794
Long-term debt and capital lease obligations, less current maturities	$144,296	$155,381	$146,556	$107,956	$86,467
Total stockholders' equity	$87,055	$100,698	$94,675	$118,820	$172,266

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.53	$1.45	$1.42	$1.53	$1.52
Average freight revenue per total mile (1)	$1.38	$1.31	$1.27	$1.36	$1.36
Average freight revenue per tractor per week (1)	$3,069	$3,137	$2,920	$3,105	$3,088
Average miles per tractor per year	115,775	125,178	119,836	118,992	118,159
Weighted average tractors for year (2)	3,029	3,099	3,111	3,456	3,623
Total tractors at end of period (2)	2,978	3,087	3,113	3,292	3,555
Total trailers at end of period (3)	7,361	7,332	8,005	8,277	8,667

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by independent contractors.
(3)	Excludes monthly rental trailers.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Item 7 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

EXECUTIVE OVERVIEW

Compared to both our expectations for 2011 and 2010 results, 2011 was a disappointing year. The major items negatively impacting our results were a 7.5% reduction in utilization and increased operating costs, partially offset by increased rates. The decline in utilization was a result of deterioration in the macro-economic environment and the market segments in which we operate, specifically the West Coast, and an increase in our unseated truck count in 2011 compared to 2010 due to capacity constraints in the driver market.  These factors were exacerbated by implementation of our upgrade to the hardware and software of our information systems at the Covenant Transport subsidiary and inefficiencies resulting from installing EOBRs in a large portion of our fleet.  From a positive standpoint, our pricing improved by 7.5 cents per mile, or 5.7%, when compared to 2010, due to industry pressure for higher rates resulting from higher demand and expected capacity constraints in the next several years, improvements in freight mix, and customer recognition of the combination of services and capacity that we offer.

Our asset-based operating costs, net of fuel surcharge revenue, were 11.4 cents per mile higher in 2011 than 2010, net of impairment. The cost increases primarily related to increased driver pay per mile resulting from pay increases instituted in the second half of 2010, increased net fuel expense due to the year-over-year increase in fuel costs, increased workers' compensation expense resulting from unfavorable claims development where new information or settlements led to increased expenses on past claims, an increase in group health insurance expense related to unfavorable claims experience, and an increase in operating and maintenance expense due to inflationary pressures related to tires and vehicle parts and additional maintenance expense we incurred when trucks experiencing lower utilization were able to be scheduled for maintenance.  These factors were partially offset by favorable improvement in our frequency of accidents and reduced depreciation and amortization due to a robust used equipment market and less depreciation as a result of slowing depreciation on all units to be sold in 2011.  Further, the decrease in utilization negatively impacts our operating costs per mile given inefficiencies resulting from downtime and not covering fixed costs as efficiently.

Our Solutions segment’s margins and business mix improved, which produced $1.7 million of operating income in 2011, compared to $1.5 million in 2010.  This improvement came on a 30.6% reduction in revenue.

Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below our book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants, we recorded a non-cash goodwill impairment charge of $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  The non-cash goodwill impairment charge does not affect our liquidity, cash flows, day-to-day operations, competitive position, or compliance with our financial covenants in our Credit Facility.

Additional items of note include the following:

•
Freight revenue decreased $34.3 million, or 6.3%, to $512.0 million for the year ended December 31, 2011, from $546.3 million in 2010. The decrease resulted from a $22.2 million reduction in freight revenue from our Truckload segment, while our Solutions segment’s freight revenue decreased $12.1 million.

•
Total indebtedness, net of cash and including the present value of off-balance sheet lease obligations, increased by approximately $32.4 million to $296.9 million, since December 31, 2010, while the age of our tractor fleet has remained at 1.6 years.

•	We were in compliance with the amended financial covenants in our Credit Facility at December 31, 2011.
•	We completed on May 31, 2011, the acquisition of a 49.0% equity method investment in Transport Enterprise Leasing, LLC (“TEL”), which provided for $0.7 million of pretax income contribution in 2011.
•	Our equity at December 31, 2011 was $87.1 million and our tangible book value was $86.2 million, or $5.86 per basic share.
•
We recorded an operating loss of $1.1 million and an operating ratio of 100.2%, which includes pre-tax goodwill impairment charges of $11.5 million.  This compares with operating income of $26.0 million and an operating ratio of 95.2% for 2010.

•
We recorded a net loss of $14.3 million, or ($0.97) per basic and diluted share, which includes pre-tax non-cash goodwill impairment charges of $11.5 million, or ($0.64) per share.  This compares with net income of $3.3 million, or $0.23 per basic and diluted share, in 2010.

Based on industry-wide tonnage levels and the prevailing rate environment, our performance should have been better. We are not generating sufficient revenue per tractor in certain of our operations to justify continued investment at historical levels. While all units have margin improvement potential, our refrigerated, expedited, and logistic units continue to lead us in performance and our dedicated and regional operations have significant ground to make up.

Since the beginning of the fourth quarter of 2011, we have been taking a hard look at every aspect of our business. We are developing a plan to increase asset productivity, further reduce costs, and focus future investments in the business units where we see the most promise of adequate returns, while decreasing capital investments elsewhere. We intend to work closely with our customers to determine their needs and which ones we can serve profitably. We believe substantial additional yield improvements must be part of the plan. In the supply-demand environment expected by many industry commentators, we expect to find markets and customers that value our capacity and services.

Our ability to increase both utilization and rates, while maintaining or improving our cost structure along with appropriately allocating resources to markets where we provide value and can thus generate acceptable margins are the keys to the future.  Looking forward into 2012, the strength of the economy, inflationary costs (specifically including fuel and driver pay), and the tightening driver market and related impact on our ability to seat trucks are our primary concerns.  We are examining the allocation of resources and the size of the overall tractor fleet relative to what we believe are acceptable returns of capital and could again reduce the size of the fleet if margins and results do not improve.

RESULTS OF CONSOLIDATED OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2011	2010	2009		2011	2010	2009

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	32.3	33.2	37.4	Salaries, wages, and related expenses	41.2	39.6	42.3
Fuel expense	32.0	27.3	24.4	Fuel expense (1)	13.3	13.5	14.6
Operations and maintenance	6.7	6.5	6.9	Operations and maintenance	8.5	7.7	7.8
Revenue equipment rentals and purchased transportation	9.7	11.0	13.0	Revenue equipment rentals and purchased transportation	12.4	13.1	14.7
Operating taxes and licenses	1.9	1.7	2.1	Operating taxes and licenses	2.4	2.0	2.3
Insurance and claims	5.5	5.0	4.5	Insurance and claims	7.1	6.0	5.1
Communications and utilities	0.8	0.8	1.0	Communications and utilities	1.0	0.9	1.1
General supplies and expenses	2.4	2.5	3.3	General supplies and expenses	3.0	2.9	3.9
Depreciation and amortization (2)	7.1	8.0	8.2	Depreciation and amortization (2)	9.0	9.5	9.3
Goodwill impairment (3)	1.8	-	-	Goodwill impairment (3)	2.3	-	-
Total operating expenses	100.2	96.0	100.8	Total operating expenses	100.2	95.2	100.9
Operating (loss) income	(0.2)	4.0	(0.8)	Operating (loss) income	(0.2)	4.8	(0.9)
Other expense, net (4)	2.5	2.5	4.3	Other expense, net (4)	3.1	3.0	4.9
Equity in income of affiliate	0.1	-	-	Equity in income of affiliate	0.1	-	-
(Loss) income before income taxes	(2.6)	1.5	(5.1)	(Loss) income before income taxes	(3.2)	1.8	(5.8)
Income tax (benefit) expense	(0.3)	1.0	(0.9)	Income tax (benefit) expense	(0.4)	1.2	(1.0)
Net (loss) income	(2.2)%	0.5%	(4.2)%	Net (loss) income	(2.8)%	0.6%	(4.8)%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  The amounts were $140.6 million, $103.4 million, and $68.2 million in 2011, 2010, and 2009, respectively.

(2)	Includes a gain (loss) on the sale of property and equipment totaling $6.7 million, $4.3 million, and ($0.1) million in 2011, 2010, and 2009, respectively.
(3)
Represents an $11.5 million non-cash impairment charge to write off the remaining goodwill in our truckload segment associated with several acquisitions that we made prior to 2001.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of this impairment.

(4)
Includes an $11.5 million non-cash loss on the sale of the investment in and note receivable from Transplace in 2009.  See the discussion below under "Additional Information Concerning Non-Cash Charges" for a more extensive description of the loss.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenue
For the year ended December 31, 2011, total revenue increased $2.9 million, or 0.4%, to $652.6 million from $649.7 million in 2010.  Freight revenue decreased $34.3 million, or 6.3%, to $512.0 million in the year ended December 31, 2011, from $546.3 million in 2010.  The decrease resulted from a $22.2 million reduction in freight revenue from our Truckload segment, while our Solutions segment's freight revenue decreased $12.1 million. The decrease in Solutions freight revenue was primarily attributable to the elimination of unprofitable freight and agents in 2010, partially offset by an increase in revenue per loaded mile resulting from freight with a higher rate per mile, including fuel. The reduction in our Truckload segment's freight revenue is a result of a 2.3% decrease in average tractors, a 7.5% decrease in utilization based on reduced average miles per tractor, partially offset by a 7.5 cent, or 5.7%, period-over-period increase in average freight revenue per total mile. The main factors impacting utilization were: (i) a decline in the freight market for our long-haul service offering, which also drove a drop in the number of teams we operated compared with 2010; (ii) reduced efficiency of loading trucks and freight optimization related to the early July 2011 implementation of our upgrade to the hardware and software of our information systems at our largest operating subsidiary, Covenant Transport, together with a related increase in our number of unseated trucks for most of the year; (iii) reduced unprofitable business at our Star Transportation regional truckload subsidiary as we increased pricing to profitable levels on selected lanes; and (iv) inefficiencies resulting from the implementation across each of our fleets of EOBRs used to log driving hours. We attribute the increase in average freight revenue per total mile to improvements in our freight mix and customer recognition of the combination of service and capacity that we offer, and an improved rate environment.

Our reduction in tractors over the past several years, our decisions related to which markets to serve, the availability of freight in the markets in which we operate, and our ability to capture opportunities as they arise have historically impacted, and we believe will continue to impact, the volatility of our revenue and ultimate profitability. With that in mind, we are managing our network and the related allocation of resources to maximize utilization, minimize out-of-route and/or deadhead miles, minimize broker freight, and improve rates. The simple fact is that we have not been getting enough freight revenue per tractor to justify serving all of our lanes.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
The increase in salaries, wages, and related expenses as a percentage of freight revenue for 2011 compared to 2010 is the result of an increase in driver wages of 2.1 cents per company mile due to pay adjustments in the second half of 2010 and due to the fixed nature of certain of our pay to student drivers and other driver incentives. In addition, we experienced a $3.3 million, or 0.9 cents per mile, increase in workers’ compensation expense related to adverse claims development in 2011 where new information or settlements led to increased expenses on past claims and abnormally low expenses in 2010. Group health costs were $0.7 million more than the prior year as a result of several large claims in 2011.  These increases were offset by a $1.4 million decrease on non-driver salaries, primarily related to the decrease in incentive compensation. The other expense items in salaries, wages, and related expenses, including non-driver wages, are relatively fixed in nature and were flat period-over-period, causing them to be more per mile period-over-period and as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may increase as we look to reduce the number of unseated trucks in our fleet and do so in a tight market for drivers.

Fuel expense
We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the year; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling. Moreover, most of our business during 2011 relating to shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  The DOE's national average cost of diesel fuel increased $0.85/per gallon (or 28.4%) in 2011, compared with 2010. The higher prices and the negative effect that escalating fuel prices have on fuel surcharge recovery from customers resulted in a 0.6 cents per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue, compared with 2010.

Additionally, $1.9 million gain was reclassified from accumulated other comprehensive income to results of operations, as a reduction in fuel expense, during the year ended December 31, 2011 related to gains on contracts that expired or were sold and for which we completed the transaction by purchasing the hedged diesel fuel.  Our fuel hedging program provided for a $2.6 million reduction in fuel expense during 2010.

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

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue primarily relates to a $0.4 million increase in our tire costs, a $0.9 million increase in parts expense, and a $1.4 million increase in outside tractor and trailer maintenance on a 9.6% reduction in miles. Vendors have increased the cost per tire as a result of supply shortages and increased petroleum product prices, while we are also experiencing increases in prices for parts and in over-the-road repair costs as a result of many vendors passing along price increases, as well as costs associated with the implementation of CSA regulations. The increase in outside vehicle maintenance is the result of additional maintenance that is completed when the trucks are idle during periods of low utilization, as well as costs associated with the implementation of CSA regulations. Recruiting and new hire costs are also higher in 2011 than 2010 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks. We expect period-over-period operations and maintenance costs to be higher in 2012 when compared to 2011, given the aforementioned trends, higher tire and parts costs, and costs needed to recruit drivers when capacity is limited.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in 2011 from 2010 was a result of a $1.9 million decrease in tractor and trailer equipment rental expense and a $11.2 million decrease in payments to third-party transportation providers, partially offset by a $4.6 million increase in payments to independent contractors. We had financed approximately 350 tractors and 4,363 trailers under operating leases at December 31, 2011, compared with 28 tractors and 4,611 trailers under operating leases at December 31, 2010. In the last year, we have reduced our trailer fleet in order to better match our current number of tractors. Also, in the fourth quarter of 2010, we entered into an agreement that improved the rental rate on a large portion of our existing trailers.  Payments to third-party transportation providers decreased in 2011 from 2010, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers. The increase in payments to independent contractors in 2011 from 2010 is mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow in 2012.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in 2011 from 2010 as a percentage of freight revenue. This increase was the result of additional claims reserves where new information or settlements led to increased expenses or reserves on past claims during 2011. Settling an unusually high number of large claims during the first and second quarters also contributed to this increase in costs. As a result, the cost of insurance and claims increased to approximately 10.0 cents per mile in 2011 from approximately 8.4 cents per mile in 2010, even though the frequency and severity of claims is lower in 2011 than 2010. Additionally, premium expense is $1.2 million higher in 2011 given the change to the lower deductible policy in April of 2010, which was increased by the fixed nature of our premiums for our self-insured retention and the impact on a percentage of revenue and cost per mile in periods when miles decrease period-over-period. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $2.8 million in 2011 from 2010, as a result of adjusting residual values for units expected to be sold in 2011 given the robust used equipment market, fewer owned tractors on our consolidated balance sheet (2,412 and 2,919 tractors at December 31, 2011 and 2010, respectively), partially offset by increased cost of new tractors. Gains on the disposal of property and equipment, totaling $6.7 million in 2011, were $2.4 million higher than 2010 due to the favorable used equipment market. While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for 2012 are expected to be lower than 2011, given a smaller number of tractors being traded due to our relatively young fleet age.

Goodwill impairment
Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and future year budgeted and analyst earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants, we deemed that there had been multiple triggering events that would require an updated analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values. As a result of the second step of the goodwill impairment analysis, which involves calculating the implied fair value of each reporting unit's goodwill by allocating the fair value of all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets), and comparing the residual amount to the carrying value of goodwill, we determined that the fair value of both reporting units exceeded the carrying value. The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001. Following this impairment charge, no goodwill currently remains on our balance sheet.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The reduction in cash flow resulting from the year-over-year change in earnings provided for an increase in outstanding debt, offset by lower interest rates and deferred loan cost amortization as a result of the fourth amendment to our Credit Facility in August 2010, which, among other things, decreased the interest rate grids under the Credit Facility. As a result, interest expense decreased $0.4 million period-over-period.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of income since May 31, 2011, or $0.7 million for the seven months ended December 31, 2011. Given TEL's growth over the past two years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next year.

Income tax benefit
The tax benefit recognized in 2011 compared to the tax expense in 2010 is primarily related to the $25.9 million decrease in the pre-tax earnings in 2011 compared to 2010, resulting from the $11.5 million goodwill impairment and the negative impact on profitability of lower freight revenue and increases in costs in the aggregate and on a per mile basis as discussed above. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers and the impact of non-deductible portion of the aforementioned goodwill impairment. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenue
For the year ended December 31, 2010, total revenue increased $61.1 million, or 10.4%, to $649.7 million from $588.7 million in 2009. Freight revenue increased $25.8 million, or 5.0%, to $546.3 million in the year ended December 31, 2010, from $520.5 million in 2009. The increased level of freight revenue in 2010 was primarily attributable to the improvement in the freight environment and certain Company-specific initiatives that improved rates and utilization compared to 2009. We believe rates have improved as a result of customers sensing the tightening of capacity and understanding that capacity may tighten further in connection with CSA and looming potential changes in hours-of-service. Our average freight revenue per total mile increased $0.036 per mile, or 2.8%, compared with 2009. Utilization and productivity have improved as a result of improved truckload fundamentals along with certain initiatives we have employed to increase asset productivity and utilization, reduce deadhead, and increase freight rates.  Reduced inventories, improved economic growth, and the continued reduction in the number of tractors on the road, particularly in the long-haul marketplace, provided for tighter capacity and thus higher spot-market prices in 2010 when compared to 2009.

Salaries, wages, and related expenses
The decrease in salaries, wages, and related expenses as a percentage of freight revenue was primarily attributable to reductions in driver pay per mile, which was partially offset by 7.4 million more miles in 2010 than 2009, providing for a net $2.3 million reduction in the related expense. Payroll expense for non-driver employees increased $0.3 million in 2010 from 2009 due to incentive pay, which was partially offset by fewer employees as a result of various initiatives to increase our ratio of tractors per non-driver employee. Additionally, workers' compensation expense was $0.5 million less in 2010 than 2009 as a result of reduced claims activity in 2010 caused by a reduction in employees in 2010 and 2009 and credits related to certain prior period claims. Group health was $0.5 million higher in 2010 than 2009 primarily as the result of several large claims in 2010. Included in salaries, wages, and related expenses is stock-based compensation expense for the year ended December 31, 2010 and 2009 of approximately $1.0 million and $0.6 million, respectively.

Fuel expense
Given fuel volatility, we experienced favorable fuel surcharge trends in the first half of 2010 and unfavorable trends in the second half of 2010; however, the full-year 2010 impact was not significant.  Even though the DOE's national average cost of diesel fuel increased $0.53 per gallon in 2010 compared with 2009, we experienced a $0.01 per mile reduction in our net cost of fuel and a reduction in fuel expense as a percentage of freight revenue. These decreases are primarily the result of increased fuel surcharge recovery, reduced idle time, and the positive results of our fuel hedging program. Our hedging program provided for a $2.6 million reduction in fuel expense during 2010. Based on the amounts in accumulated other comprehensive income as of December 31, 2010 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.8 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next year due to the actual diesel fuel purchases.

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

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in 2010 from 2009 was a result of the increased revenue per total mile discussed above, an $8.9 million decrease in tractor and trailer equipment rental expense, and a $6.0 million decrease in payments to third-party transportation providers are partially offset by a $10.1 million increase in payments to independent contractors. The decrease in revenue equipment rentals expense is a result of financing all 2010 revenue equipment additions with balance sheet debt and capital leases as opposed to replacing existing operating leases. We had 28 tractors and 4,611 trailers financed under operating leases at December 31, 2010, compared with 236 tractors and 5,987 trailers at December 31, 2009. Payments to third-party transportation providers associated with our Solutions subsidiary decreased in 2010 from 2009, primarily due to decreased load count partially offset by higher rates and fuel costs passed on to those providers. We had a significant increase in payments to independent contractors in 2010 from 2009, mainly due to an increase in the size of our independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by our Solutions segment and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.

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

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in 2010 from 2009 as a percentage of freight revenue as a result of higher claims and premium expense during 2010. Although our driver and safety teams achieved historically low reportable accidents per million miles for the year ended December 31, 2010, we experienced a small number of severe accidents in the first and third quarters of 2010 and a slight increase in the period-over-period loss development expense resulting from claims that occurred in prior periods.  The increase in premium expense related to the insurance renewal that was effective April 1, 2010, which reduced our self-insured retention limit for the primary layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we have had for a number of years. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

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

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The decrease in the other expense, net category as a percentage of freight revenue relates to the Transplace impairment, which provided for $11.5 million of expense in 2009.  This decrease was partially offset by an increase in interest expense of $2.5 million, resulting from a period-over-period increase in debt related to an increase in financing revenue equipment with balance sheet debt.  As detailed below, we entered into a fourth amendment to our Credit Facility in August 2010, which, among other things, decreased the interest rate grids under the Credit Facility.

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

	Year ended December 31,
(in thousands)	2011	2010	2009

Revenues:

Asset-Based Truckload Services	$625,252	$610,291	$541,325
Brokerage Services	27,375	39,458	47,362

Total	$652,627	$649,749	$588,687
Operating Income (loss):

Asset-Based Truckload Services	$10,438	$35,390	$10,552
Brokerage Services	1,687	1,462	155
Unallocated Corporate Overhead	(13,186)	(10,844)	(15,429)

Total	$(1,061)	$26,008	$(4,722)

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Total revenue in our asset-based operations decreased for the year ended December 31, 2011 by $15.0 million as compared with the prior year. Fuel surcharge revenue increased $37.2 million in the year ended December 31, 2011 while freight revenues declined $22.2 million for the year ended December 31, 2011 as compared with 2010. The $22.2 million decrease in freight revenues related to a 2.2% decrease in average freight revenue per tractor per week and a 3.5% decrease of our average tractors as a result of deterioration in the macro-economic environment and the market segments in which we operate, specifically the west coast, and an increase in our unseated truck count in 2011 compared to 2010 due to capacity constraints in the driver market, both of which were accentuated by implementation of our new fully-integrated operating system software at the Covenant Transport subsidiary and inefficiencies resulting from installing EOBRs in a large portion of our fleet. The decreases in utilization and seated tractors were partially offset by a 5.7% or 7.5 cent per mile increase in rates per total mile for 2011 compared to 2010. The Truckload segment's results included an $11.5 million non-cash goodwill impairment for the year ended December 31, 2011. Excluding the impairment, our asset-based operating costs, net of fuel surcharge revenue, were 11.4 cents per mile higher in 2011 than 2010. The cost increases primarily related to increased driver pay per mile resulting from pay increases instituted in the second half of 2010, increased workers' compensation expense resulting from unfavorable claims development where new information or settlements led to increased expenses on past claims, an increase in group health insurance expense related to unfavorable claims experience, and an increase in operating and maintenance expense due to inflationary pressures related to tires and vehicle parts, as well as additional maintenance we were able to complete when trucks experienced lower utilization, partially offset by favorable decreased frequency of accidents, and increased net fuel expense due to the year-over-year increase in fuel costs and negative impact on our costs of the portion of the increase not covered by fuel surcharge revenue. Further, the decrease in utilization negatively impacts our operating costs per mile given inefficiencies resulting from downtime and not covering fixed costs as efficiently. Depreciation and amortization was $5.5 million less in 2011 than 2010, given the used equipment market was very robust and provided for a year-over-year $2.4 million increase in the gains on the sale of used tractors and trailers, coupled with less depreciation as a result of slowing depreciation on all units to be sold in 2011 as a result of the significant gains and a $0.3 million reduction amortization.

Our brokerage subsidiary revenue decreased for the year ended December 31, 2011 by $12.1 million as compared with 2010. Our gross margins improved as purchased transportation was 77.2% of total revenue for the year ended December 31, 2011 compared to 84.4% in 2010.  Solutions’ other operating expenses as a percentage of revenue increased to 16.6%  of total revenue for the year ended December 31, 2011 compared to 11.9% in 2010, as agent fees increased as a percentage of total revenues. The decrease in revenue and purchased transportation expense related primarily to the termination of certain agent and customer relationships during 2010, which had contributed lower margin revenue during 2010, and increased special project work in 2011, which has a higher margin.

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

Additional Information Concerning Non-Cash Charges

Goodwill

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that goodwill may be impaired.  As a result of the annual test, which was conducted as of May 31, 2011, we determined that no impairment existed given the fair value of each of our reporting units containing goodwill, Covenant and SRT, exceeded the carrying value of each reporting unit, including the $7.2 million and $4.3 million of goodwill related to Covenant and SRT, respectively. We perform our impairment tests of goodwill at the reporting unit level. Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below our book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants, we deemed that there had been multiple triggering events that would require an updated impairment analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values. As a result of the second step of the goodwill impairment analysis, which involves calculating the implied fair value of each reporting units goodwill by allocating the fair value of all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets), and comparing the residual amount to the carrying value of goodwill, we determined that the fair value of both reporting units exceed the carrying value. The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies and refunds of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009 in 2011 and 2010. Our primary sources of liquidity at December 31, 2011, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had a working capital (total current assets less total current liabilities) deficit of $42.1 million and $30.8 million at December 31, 2011 and 2010, respectively. Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases. When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next year is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  Additionally, due to the nature of the lockbox on our Credit Facility, such facility is reflected as a current liability on our balance sheet.  The facility matures in September 2014. We believe our working capital deficit had little impact on our liquidity. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for the next year.

We do not expect to experience material liquidity constraints in the foreseeable future or on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us. Our net capital expenditures are expected to be significantly less in 2012 than 2011 or 2010 as a result of the young age of our tractor fleet providing for fewer replacements in 2012, partially offset by a planned increase in the purchase of trailers. Additionally, we have increased the number of independent contractors in our fleet to 216 at December 31, 2011 from 138 at December 31, 2010.  The majority of this increase came in the second half of 2011. We expect the trend of increased independent contractors as a percentage of our fleet to continue into 2012.

We had $15.9 million in borrowings outstanding under the Credit Facility as of December 31, 2011, undrawn letters of credit outstanding of approximately $38.9 million, and available borrowing capacity of $27.6 million. Our intra-period borrowings under the Credit Facility have ranged between $10.7 million and $20.9 million during the fourth quarter of 2011 and between zero and $22.4 million during 2011. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were lower in 2011 than 2010, primarily due to net income in 2010 of $3.3 million compared to a net loss in 2011 of $4.9 million, excluding the impact of the non-cash $11.5 million goodwill impairment and related tax effect. The $19.6 million year-over-year fluctuation in deferred tax expense (benefit) relates to the receipt of an $8.7 million refund of federal income taxes in 2010, compared with a $0.9 million refund in 2011, the benefit of $2.1 million of the goodwill impairment being tax deductible, and fluctuations in deferred taxes resulting from book and tax depreciation differences on revenue equipment. Additionally, the fluctuations in accounts payable and accrued expenses primarily related to period-over-period increases in fuel costs and payment in 2011 of incentive compensation related to the achievement of 2010 performance targets with no significant related payments in 2010. As a result of a robust used equipment market, we adjusted the residual values for units expected to be sold in 2011 and experienced $2.4 million in higher gains in 2011 versus 2010.  The fluctuation in cash flows related to prepaid and other assets primarily relates to cash outflows related to a consulting project in 2010, with no similar cash expenditures in 2011. Cash flows from receivables and advances are lower in 2011 than 2010 as a result of decreased total revenue in the second half of 2011 compared to 2010 and an increase in days sales outstanding on receivables.

The decrease in net cash flows used in investing activities was primarily the result of a decrease in our acquisition of revenue equipment during 2011 compared to 2010 and the increase in the proceeds we received from the units sold as a result of a robust used equipment market.  With an average tractor fleet age of 1.6 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options. Our 2012 fleet plan includes the addition and disposal of approximately 300 tractors, compared to 950 in 2011. We expect to replace approximately 450 dry van trailers and 200 refrigerated trailers in 2012 and dispose of approximately 75 refrigerated trailers. We have not finalized our decisions on how to finance these transactions; however, management currently expects to lease new tractors and purchase new trailers. The ultimate decision will impact cash flows from investing activities in 2012; however, we expect net cash used to acquire equipment will decrease in 2012 compared to 2011. If we are successful in growing our independent contractor fleet on net cash used to acquire equipment could be further decreased.  Additionally, late in the second quarter of 2011, we purchased a 49% equity investment in TEL, a tractor and trailer equipment leasing company and used equipment reseller. The equity investment totaled $1.5 million, with future potential earn-out payments based on performance. During the third quarter of 2011, we received an equity distribution from TEL for $0.2 million that was distributed to each member based on their respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings.  The distribution is the result of TEL being a limited liability company and thus its earnings pass through to the members and are taxed for federal and certain state income on their respective tax returns.

The changes in net cash flows provided by financing activities were a function of a $28.5 million period-over-period change in the cash flows associated with the 2011 net borrowings and 2010 net repayments on our Credit Facility as well as a $1.2 million year-over-year increase in the change in checks outstanding in excess of bank balances, both of which are directly related to the decrease in cash flows from operations discussed above. Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable used $3.4 million in the 2011 period, compared to providing for $20.4 million in the 2010 period, primarily related to the trade cycle of our revenue equipment. Given the budgeted reduction in the acquisition of new revenue equipment in 2012, we expect significantly less proceeds from the issuance of debt in 2012 than 2011 or 2010.

Material Debt Agreements

In September 2008, we and substantially all of our subsidiaries (collectively, the "Borrowers") entered into the Credit Facility with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

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

On August 31, 2010, we obtained a fourth amendment to the Credit Facility, which among other things, extended the maturity date of the Credit Facility from September 2011 to September 2014, decreased the applicable margin on loans, eliminated the LIBOR floor, and improved the unused line fee. In exchange for the amendment, we paid fees and expenses of approximately $0.6 million.  While amounts outstanding under the Credit Facility are not due until September 2014, the related borrowings are reflected as current maturities in our consolidated balance sheet as a result of the Credit Facility requiring that the receipts from our lock-box automatically pay down the Credit Facility daily and additional borrowings be funded through additional draws against the Credit Facility.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 1.25% and 2.25% based on average pricing availability.  LIBOR loans accrue interest at LIBOR, plus an applicable margin that is adjusted quarterly between 2.25% and 3.25% based on average pricing availability.  The unused line fee is adjusted quarterly between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had $15.9 million in borrowings outstanding under the Credit Facility as of December 31, 2011, undrawn letters of credit outstanding of approximately $38.9 million, and available borrowing capacity of $27.6 million.  The interest rate on outstanding borrowings as of December 31, 2011 and 2010 was 5.0% and 4.8%, respectively.

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

In the past, we have had difficulty achieving profitability, causing us to risk breaching our fixed charge coverage ratio covenant.  To avoid such breach, we have worked with our Lenders to obtain multiple amendments and waivers to the Credit Facility in return for higher interest rates, fees, and additional restrictions.  In the fourth quarter of  2011, we entered into a fifth amendment that prevented a default of our fixed charge coverage ratio for the twelve months ended September 30, 2011, by adjusting the fixed charge coverage ratio for that period to 0.95 to 1.0 from 1.0 to 1.0.  Subsequent to the fifth amendment, we entered into a sixth amendment to our Credit Facility that revises the definitions underlying our fixed charge coverage ratio, which we expect to provide us with additional flexibility under this covenant going forward.  However, the sixth amendment also added the consolidated leverage ratio covenant discussed above, which could restrict our ability to incur additional indebtedness, undertake acquisitions, or make other capital investments to the extent such indebtedness, acquisitions, or capital investments would cause the leverage ratio to exceed the specified maximum. In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees and expenses of approximately $0.3 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2011 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2012 to May 2016. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $156.1 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2012, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Contractual Obligations and Commercial Commitments (1)

The following table sets forth our contractual cash obligations and commitments as of December 31, 2011:

Payments due by period: (in thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Credit Facility, including interest (2)	$16,685	$16,685	$-	$-	$-	$-	$-

Revenue equipment and property installment notes, including interest (3)	$228,985	$90,378	$56,434	$24,807	$32,489	$24,877	$-

Operating leases (4)	$81,502	$19,792	$14,456	$8,804	$7,434	$4,309	$26,707

Capital leases (5)	$21,239	$3,104	$3,104	$8,783	$3,362	$2,886	$-

Lease residual value guarantees	$3,868	$-	$-	$-	$-	$3,868	$-

Purchase obligations (6)	$56,412	$56,012	$400	$-	$-	$-	$-
Total contractual cash obligations	$408,691	$185,971	$74,394	$42,394	$43,285	$35,940	$26,707

(1)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.
(2)
Represents principal and interest payments owed at December 31, 2011. The borrowings consist of draws under our Credit Facility, with fluctuating borrowing amounts and variable interest rates. While amounts outstanding under the Credit Facility are not due until September 2014, the related borrowings are reflected as current maturities in our consolidated balance sheet as a result of the Credit Facility requiring that the receipts from our lock-box automatically pay down the Credit Facility daily and additional borrowings be funded through additional draws against the Credit Facility. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2011, was utilized. The table assumes long-term debt is held to maturity. Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

(3)
Represents principal and interest payments owed at December 31, 2011. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates, except for a variable rate real estate note, for which the interest rate and principal amount in place at December 31, 2011, was utilized. The table assumes these installment notes are held to maturity. Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

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

(5)
Represents principal and interest payments owed at December 31, 2011.  The borrowings consist of capital leases with several finance companies, with fixed borrowing amounts and fixed interest rates. Borrowings in 2014 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 8, "Debt" of the accompanying consolidated financial statements for further information.

(6)
Represents purchase obligations for revenue equipment totaling approximately $55.0 million in 2012. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. Additionally, 2012 purchase obligations includes $1.0 million related to TEL earn-out payments to be paid in 2012 related to 2011 performance. We also had commitments outstanding at December 31, 2011, to acquire computer software totaling $0.4 million in 2013. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 8 and 9, "Debt" and "Leases", respectively, of the accompanying consolidated financial statements for further information.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At December 31, 2011, we had financed 350 tractors and 4,363 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $15.2 million in 2011, compared with $17.0 million in 2010 as we moved to financing new revenue equipment purchases with on-balance sheet financing. The total amount of remaining payments under operating leases as of December 31, 2011 was approximately $58.3 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. We estimate that the residual guarantees are approximately $3.9 million and $8.2 million at December 31, 2011 and 2010, respectively. The residual guarantees at December 31, 2011 expire in 2016. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

On October 28, 2010, we executed a Letter Agreement ("Letter Agreement") with Transport International Pool, Inc. ("TIP").  The Letter Agreement modifies the Master Lease Agreement dated April 15, 2003, between TIP and us, pursuant to which we have entered into (among others) equipment lease schedules covering 2,446 trailers (the "Designated Schedules") which expired between November 2010 and May 2011. In addition, contemporaneously with the execution of the Letter Agreement, we returned 543 trailers in accordance with the terms of the Master Lease Agreement in order to better match our trailer fleet with our current number of tractors. Pursuant to the terms of the Letter Agreement, upon the scheduled expiration of each of the Designated Schedules, we will lease from TIP the trailers that are subject to such Designated Schedule on the terms and conditions set forth in the Letter Agreement and a new lease schedule attached to and made a part of the Letter Agreement. Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012. The improved rental rate, coupled with the reduction in rental expense associated with the return of 543 trailers, provided us with savings on the TIP trailers in fiscal year 2011, which will continue into 2012 absent any incremental costs from replacing a large portion of our trailer fleet. In order to induce TIP to enter into the agreement, we and certain of our subsidiaries delivered to TIP a corporate guaranty, in which the guarantors agreed to guaranty all existing and future obligations of us from time-to-time owing to TIP, including, without limitation, all obligations under the Master Lease Agreement.

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

Depreciation of Revenue Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 22% of their cost and new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 22% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  In 2008, we recognized a $15.8 million pre-tax impairment charge related to revenue equipment, including assets held for sale; while in 2011 and 2010 we generated gains of $6.8 million and $4.3 million, respectively.  As a result, in 2011 we adjusted salvage values for units expected to be sold in 2011 given the robust used equipment market and as a result also recorded reduced depreciation per tractor in 2011.

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

Assets Held For Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which are available and held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell the majority of these assets within twelve months.

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

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. We perform our impairment tests of goodwill at the reporting unit level. Our reporting units are defined as our subsidiaries because each is a legal entity that is managed separately.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses. As of December 31, 2011, we have no goodwill on our consolidated balance sheet.

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

Insurance and Other Claims

The primary claims arising against us consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses. Our insurance program involves self-insurance with high risk retention levels. Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts. We accrue the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on their behalf total $2.0 million and $0.7 million at December 31, 2011 and 2010, respectively, and are included in drivers advances and other receivables on the consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $2.2 million and $8.8 million at December 31, 2011 and 2010, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on the consolidated balance sheet for claims above our self insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Effective April 1, 2010, we finalized our casualty insurance renewal which resulted in a reduction in our self-insured retention limit for the primary excess layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we had for a number of years. The policy is a three-year policy and includes a limit for a single loss of $9.0 million, an aggregate of $15.0 million for each policy year, and a $27.0 million aggregate for all three years. The policy includes a policy release premium refund of up to $4.0 million per year, if certain losses are not met and we were to commute the policy for that policy year. No receivable was recorded at December 31, 2011 or 2010 as it is not probable that any premium refund will be received. Additionally, effective April 1, 2010, we entered into new excess policies for one to three years that cover up to $30.0 million per claim, subject to certain aggregate limits. Prior to April 1, 2010, we had insurance coverage up to $50.0 million per claim and were self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, except for Star where we have insurance coverage for all periods presented up to $2.0 million per claim after the first $0.3 million for which we are self-insured. We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.25 million.  Effective April 1, 2010, we purchased coverage on an occurrence/per claim basis for any cargo losses in the $0.3 million to $2.0 million layer, with our contracts generally excluding the value of any cargo in excess of $0.3 million.  Prior to April 1, 2010, we generally were completely self-insured for damages to the cargo we hauled. We also maintain a self-insured group medical plan for our Covenant Transport, Solutions and corporate employees with annual per individual claimant stop-loss deductible of $0.4 million with a maximum lifetime benefit of $1.0 million. Star offers a self-insured group medical plan with annual per individual claimant stop-loss deductible of $0.2 million with a maximum lifetime benefit of $1.0 million, while SRT offers a fully insured group health program to its employees. We are completely self-insured for physical damage to our own tractors and trailers.  If claims development factors that are based upon historical experience change by 10%, our claims accrual as of December 31, 2011, would change by approximately $1.0 million.

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

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee. Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance and market based awards, respectively, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance and market targets, respectively, and adjustments are made as appropriate. Awards that are only subject to time vesting provisions are amortized using the straight-line method. The unvested shares at December 31, 2011 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, noting that 187,000 of these awards vest solely based on continued service, which vest in varying increments between 2012 and 2015. Additionally, 35,000 awards vest based on market conditions such that one-third of the each employee's awards vests if our Class A stock trades above $11.00 for twenty trading days beginning January 1, 2012 through December 31, 2015. Performance-based awards account for 246,000 of the unvested shares at December 31, 2011, including 143,000 shares that will vest in two equal parts if our performance meets or exceeds a 0.5%  and 1.0% improvement in the net income margin over 2010 results beginning January 1, 2011 through December 31, 2013 and 103,000 shares that will vest in two equal parts if our performance meets or exceeds a 0.5%  and 1.0% improvement in the net income margin over 2011 results beginning January 1, 2012 through December 31, 2014. As of December 31, 2011, we had approximately $0.9 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately thirty-six months.

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

Derivative Instruments and Hedging Activities

We periodically utilize derivative instruments to manage exposure to changes in fuel prices.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  We record derivative financial instruments in the balance sheet as either an asset or liability at fair value. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. The effective portion of changes in the fair value of derivatives are recorded in other comprehensive income, and reclassified into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion is recorded in other income or expense. Based on the amounts in accumulated other comprehensive income as of December 31, 2011, and the expected timing of the purchases of the diesel hedged, we expect to reclassify less than $0.1 million on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.  At December 31, 2011, we had forward futures swap contracts on approximately 12.9 million gallons of diesel to be purchased in 2012, or approximately 21.4% of our projected 2012 fuel requirements. While the value of our hedges was de minimus at December 31, 2011, there has been volatility in the petroleum markets, which we expect to continue into 2012. As a result, we expect volatility in the price we pay for fuel and the value of the hedges.

Recent Accounting Pronouncements

There are no recently promulgated accounting pronouncements (either recently adopted or yet to be adopted) that are likely to have a material impact on our financial reporting. See "Recent Accounting Pronouncements" in Note 1 to the consolidated financial statements.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past four years, the most significant effects of inflation have been on revenue equipment prices and fuel prices. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices.  The cost of fuel has been extremely volatile over the last four years, with costs trending upward in 2011 and 2010 after a reprieve in 2009 from the record high prices in 2008. Although we believe at least some of this increase primarily reflects the weak U.S. dollar, increased Asian demand for petroleum products, and unrest in certain oil-producing countries, rather than underlying inflationary pressure, we have attempted to limit the effects of inflation through certain cost control efforts and limiting the effects of fuel prices through fuel surcharges. Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements generally do not fully protect us from fuel price increases and also may prevent us from receiving the full benefit of any fuel price decreases. We may be forced to make cash payments under the hedging arrangements and the absence of meaningful fuel price protection through these measures could adversely affect our profitability.

The cost of engines used in our tractors are subject to emissions control regulations, which have substantially increased our capital costs since additional and more stringent regulation began in 2002. As of December 31, 2011, almost 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 37.1% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010. Compliance with such regulations has increased and will continue to increase the cost of new tractors, may not provide fuel mileage increases proportionate to the increase in the cost of equipment, and could increase our operations and maintenance expense. These adverse effects and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. During September and October, business sometimes increases as a result of increased retail merchandise shipped in anticipation of the holidays. Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, including fiscal 2011 and 2010, as we have seen increases in demand at varying times, specifically March through June, based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

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

At December 31, 2011, we had forward futures swap contracts on approximately 12.9 million gallons of diesel to be purchased in 2012 or approximately 21.4% of our projected 2012 fuel requirements.

The fair value of the contracts that were in effect at December 31, 2011, which had a fair value of approximately $0.1 million and are included in other assets in the consolidated balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $1.9 million was reclassified from accumulated other comprehensive income to our results from operations for the year ended December 31, 2011, related to gains on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel.

During the fourth quarter of 2010, the Company sold all of its contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains.  The gains totaling $0.5 million are included in accumulated other comprehensive income, net of tax of $0.3 million.  As such, there are no outstanding derivative instruments at December 31, 2010. During 2010, $1.8 million was reclassified from accumulated other comprehensive income to earnings related to gains on contracts that expired or were sold and for which the Company completed the forecasted transaction by purchasing the hedged diesel fuel.  At December 31, 2009, the Company's derivative instruments had a fair value of $0.5 million, while the offsetting $0.3 million, net of tax of $0.2 million, was included in accumulated other comprehensive income.  No amounts were reclassified from accumulated other comprehensive income into earnings in 2009 given the futures swap contracts were forward starting in 2010 and as such there had been no transactions involving purchases of the related diesel fuel being hedged at December 31, 2009.

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

Based on the amounts in accumulated other comprehensive income as of December 31, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify less than $0.1 million on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

The aggregate result of our various hedging activities related initiatives provided for a reduction of $1.9 million and $2.6 million in fuel costs in 2011 and 2010, respectively. Based on our expected fuel consumption for 2012, a one dollar change in the related price of heating oil or diesel per gallon would change our net fuel expense by approximately $5.1 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might raise. Of our total $242.5 million of debt, we had $18.5 million of variable rate debt outstanding at December 31, 2011, including both our Credit Facility and a real-estate note whereas at December 31, 2010, of our total $225.2 million of debt, we had $2.9 million of variable rate debt outstanding including our Credit Facility and a real-estate note. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pre-tax earnings by $0.2 million and less than $0.1 million as of December 31, 2011 and 2010, respectively. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries including the consolidated balance sheets as of December 31, 2011 and 2010, and the related statements of operations, statements of stockholders' equity and comprehensive income (loss) and statements of cash flows for each of the years in the three-year period ended December 31, 2011, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm as of and for the years ended December 31, 2011, 2010, and 2009 are set forth at pages 50 through 75 elsewhere in this report.

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

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In accordance with these controls and procedures, information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2012 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement are not incorporated by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled "Executive Compensation", "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance – Committees of the Board of Directors – The Compensation Committee –Compensation Committee Report" in our Proxy Statement for the 2012 annual meeting of stockholders; provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Report" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2011, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	437,000 (1) 468,000 (2)	$ 15.67 $ -	- 584,000
Equity compensation plans not approved by security holders	-	-	-
Total	905,000	$ 15.67	584,000

(1)	Stock Options granted under our 1994, 2003, and 2006 Incentive Plans.
(2)	Restricted Stock granted under the 2006 Omnibus Incentive Plan, as amended.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm – KPMG LLP	50
		Consolidated Balance Sheets	51
		Consolidated Statements of Operations	52
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	53
		Consolidated Statements of Cash Flows	54
		Notes to Consolidated Financial Statements	55

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report.  Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
3.2		Second Amended and Restated Bylaws, dated February 22, 2011 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011)
4.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
4.2		Amended and Restated Bylaws, dated December 6, 2007 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K, filed March 17, 2008)
10.1		401(k) Plan (Incorporated by reference to Exhibit 10.10 to the Company's Form S-1, Registration No. 33-82978, effective October 28, 1994)
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
Description of Covenant Transportation Group, Inc. 2009 Named Executive Officer Bonus Program, dated March 31, 2009 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed May 15, 2009)

10.19
Second Amendment to Third Amended and Restated Credit Agreement, dated February 25, 2010, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 17, 2010)

10.20
Third Amendment to Third Amended and Restated Credit Agreement dated July 30, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2010)

10.21
Fourth Amendment to Third Amended and Restated Credit Agreement dated August 31, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 9, 2010)

10.22
Letter Agreement, dated October 28, 2010, between Transport International Pool, Inc., Covenant Transport, Inc. and CTG Leasing Company (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K, filed March 1, 2011)

10.23
Fifth Amendment to Third Amended and Restated Credit Agreement dated September 1, 2011 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed October 28, 2011)

10.24
Sixth Amendment to Third Amended and Restated Credit Agreement dated effective as of October 24, 2011 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K, filed October 28, 2011)

21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	#	Consent of Independent Auditor – Lattimore Black Morgan & Cain, PC
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
99	#	Financial Statements of Transport Enterprise Leasing, LLC
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

References:

#	Filed herewith
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 9, 2012	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 9, 2012
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	March 9, 2012
Richard B. Cribbs
Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ M. Paul Bunn	March 9, 2012
M. Paul Bunn
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	March 9, 2012
Bradley A. Moline
Director

/s/ William T. Alt	March 9, 2012
William T. Alt
Director

/s/ Robert E. Bosworth	March 9, 2012
Robert E. Bosworth
Director

/s/ Niel B. Nielson	March 9, 2012
Niel B. Nielson
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Atlanta, Georgia
March 9, 2012

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2011 AND 2010 (In thousands, except share data)
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,895	$9,361
Accounts receivable, net of allowance of $1,711 in 2011 and $1,537 in 2010	64,676	60,816
Drivers' advances and other receivables, net of allowance of $730 in 2011 and $2,499 in 2010	5,711	4,591
Inventory and supplies	4,611	4,481
Prepaid expenses	8,002	8,833
Assets held for sale	16,891	802
Deferred income taxes	4,383	677
Income taxes receivable	232	1,577
Total current assets	108,401	91,138

Property and equipment, at cost	440,051	450,467
Less: accumulated depreciation and amortization	(117,748)	(126,513)
Net property and equipment	322,303	323,954

Goodwill	-	11,539
Other assets, net	9,121	14,548

Total assets	$439,825	$441,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$5,963	$4,795
Accounts payable	8,752	6,902
Accrued expenses	23,272	26,481
Current maturities of long-term debt	96,258	68,400
Current portion of capital lease obligations	1,957	1,399
Current portion of insurance and claims accrual	14,303	13,927
Total current liabilities	150,505	121,904

Long-term debt	128,167	141,942
Long-term portion of capital lease obligations	16,129	13,418
Insurance and claims accrual	13,734	19,713
Deferred income taxes	42,670	41,821
Other long-term liabilities	1,565	1,683
Total liabilities	352,770	340,481
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 12,371,552 and 12,190,682 outstanding as of December 31, 2011 and 2010, respectively	143	140
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,535	90,842
Treasury stock at cost; 1,097,538 and 1,278,408 shares as of December 31, 2011 and 2010, respectively	(14,445)	(16,799)
Accumulated other comprehensive income	50	476
Retained earnings	11,748	26,015
Total stockholders' equity	87,055	100,698
Total liabilities and stockholders' equity	$439,825	$441,179

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (In thousands, except per share data)
	2011	2010	2009
Revenues
Freight revenue	$512,026	$546,320	$520,495
Fuel surcharge revenue	140,601	103,429	68,192
Total revenue	$652,627	$649,749	$588,687

Operating expenses:
Salaries, wages, and related expenses	211,169	216,316	220,213
Fuel expense	208,693	177,239	143,835
Operations and maintenance	43,585	42,050	40,833
Revenue equipment rentals and purchased transportation	63,353	71,474	76,484
Operating taxes and licenses	12,148	11,090	12,113
Insurance and claims	36,163	32,648	26,531
Communications and utilities	5,137	4,974	5,740
General supplies and expenses	15,627	16,143	19,538
Depreciation and amortization, including gains and losses on disposition of equipment	46,274	51,807	48,122
Goodwill impairment	11,539	-	-
Total operating expenses	653,688	623,741	593,409
Operating (loss) income	(1,061)	26,008	(4,722)
Other (income) expenses:
Interest expense	16,208	16,566	14,184
Interest income	(32)	(2)	(144)
Loss on sale of Transplace investment and note receivable	-	-	11,485
Other	(123)	(20)	(199)
Other expenses, net	16,053	16,544	25,326
Equity in income of affiliate	675	-	-
(Loss) income (loss) before income taxes	(16,439)	9,464	(30,048)
Income tax (benefit) expense	(2,172)	6,175	(5,018)
Net (loss) income	$(14,267)	$3,289	$(25,030)

(Loss) income per share:
Basic (loss) income per share:	$(0.97)	$0.23	$(1.77)

Diluted (loss) income per share:	$(0.97)	$0.23	$(1.77)

Basic weighted average shares outstanding	14,689	14,374	14,124

Diluted weighted average shares outstanding	14,689	14,505	14,124

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Class A	Class B

Balances at December 31, 2008	$135	$24	$91,912	$(21,007)	$-	$47,756	$118,820
Net loss	-	-	-	-	-	(25,030)	(25,030)
Other comprehensive loss:
Unrealized gain on effective portion of fuel hedge, net of tax of $191	-	-	-	-	305	-	305
Comprehensive loss	-	-	-	-	305	(25,030)	(24,725)
Stock-based employee compensation cost	-	-	595	-	-	-	595
Issuance of restricted stock	1	-	(1,828)	1,812	-	-	(15)
Balances at December 31, 2009	$136	$24	$90,679	$(19,195)	$305	$22,726	$94,675
Net income	-	-	-	-	-	3,289	3,289
Other comprehensive income:
Unrealized gain on effective portion of fuel hedge, net of tax of $746	-	-	-	-	1,938	-	1,938
Comprehensive income	-	-	-	-	1,938	3,289	5,227
Reclassification of fuel hedge gain into statement of operations, net of tax of $680	-	-	-	-	(1,767)	-	(1,767)
Issuance of restricted stock	2	-	(2,582)	2,396	-	-	(184)
Exercise of stock options	2	-	1,306	-	-	-	1,308
Income tax benefit arising from exercise of stock options and restricted stock vesting	-	-	421	-	-	-	421
Stock-based employee compensation cost	-	-	1,018	-	-	-	1,018

Balances at December 31, 2010	$140	$24	$90,842	$(16,799)	$476	$26,015	$100,698
Net loss	-	-	-	-	-	(14,267)	(14,267)
Other comprehensive loss:
Unrealized gain on effective portion of fuel hedge, net of tax of $576	-	-	-	-	1,500	-	1,500
Comprehensive loss	-	-	-	-	1,500	(14,267)	(12,767)
Reclassification of fuel hedge gain into statement of operations, net of tax of $740	-	-	-	-	(1,926)	-	(1,926)
Issuance of restricted stock	3	-	(2,765)	2,354	-	-	(408)
Income tax benefit arising from restricted stock vesting	-	-	432	-	-	-	432
Stock-based employee compensation cost	-	-	1,026	-	-	-	1,026

Balances at December 31, 2011	$143	$24	$89,535	$(14,445)	$50	$11,748	$87,055

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(14,267)	$3,289	$(25,030)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for losses on accounts receivable	713	422	1,727
Deferred gain on sales of equipment to affiliate	562	-	-
Depreciation and amortization	53,001	56,100	47,987
Goodwill impairment	11,539	-	-
Amortization of deferred financing fees	414	715	851
Loss on sale of Transplace investment and note receivable	-	-	11,485
Gain on ineffective portion of fuel hedge	-	-	(31)
(Reversal into earnings) deferred gain on fuel hedge	(773)	773	-
Equity in income of affiliate	(675)	-	-
Deferred income tax (benefit) expense	(2,158)	17,422	(8,664)
(Gain) loss on disposition of property and equipment	(6,727)	(4,293)	135
Income tax benefit arising from restricted share vesting and exercise of stock options	(432)	(421)	-
Stock-based compensation expense	1,226	1,118	695
Changes in operating assets and liabilities:
Receivables and advances	(4,348)	1,018	9,948
Prepaid expenses and other assets	1,513	(2,097)	1,545
Inventory and supplies	(130)	(477)	(110)
Insurance and claims accrual	1,056	1,690	(9,543)
Accounts payable and accrued expenses	(8,453)	(4,420)	(97)
Net cash flows provided by operating activities	32,061	70,839	30,898

Cash flows from investing activities:
Acquisition of property and equipment	(114,800)	(137,347)	(113,063)
Investment in affiliated company	(1,500)	-	-
Return of investment in affiliated company	241	-	-
Proceeds from disposition of property and equipment	65,318	55,075	50,305
Payment of acquisition obligation	-	-	(250)
Net cash flows used in investing activities	(50,741)	(82,272)	(63,008)

Cash flows from financing activities:
Payment of minimum tax withholdings on stock compensation	(561)	(284)	(115)
Proceeds from the exercise of stock options	-	1,308	-
Proceeds (repayments) from/of borrowings under revolving credit facility, net	15,869	(12,665)	8,879
Repayments of capital lease obligation	(1,651)	(1,158)	(298)
Change in checks outstanding in excess of bank balances	1,168	(43)	4,753
Proceeds from issuance of notes payable	85,152	97,766	95,592
Repayments of notes payable	(86,938)	(76,208)	(70,219)
Debt refinancing costs	(257)	(564)	(561)
Income tax benefit arising from restricted share vesting and exercise of stock options	432	421	-
Net cash flows provided by financing activities	13,214	8,573	38,031

Net change in cash and cash equivalents	(5,466)	(2,860)	5,921

Cash and cash equivalents at beginning of year	9,361	12,221	6,300
Cash and cash equivalents at end of year	$3,895	$9,361	$12,221

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$16,236	$16,710	$13,016
Income taxes	$(295)	$(7,928)	$239
Equipment purchased under capital leases	$4,920	$2,405	$14,000
Non-cash change in variable rate real-estate note	$-	$-	$157
Accrued property additions	$-	$-	$811
Accrued investment in TEL	$1,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

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

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver service, primarily in the southeastern United States.

The Solutions segment provides freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide. The brokerage operation has helped us continue to serve customers when we lacked capacity in a given area or when the load has not met the operating profile of our Truckload segment.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a holding company incorporated in the state of  Nevada in 1994, and its wholly-owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; and CTG Leasing Company, a Nevada corporation.

References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Transport Enterprise Leasing, LLC.

Transport Enterprise Leasing, LLC (“TEL”) is a tractor and trailer equipment leasing company and used equipment reseller.  We evaluated our investment in TEL to determine whether it should be recorded on a consolidated basis.  The percentage of ownership interest, an evaluation of control and whether a variable interest entity (“VIE”) existed were all considered in our consolidation assessment. The analysis provided that we do not control TEL and that TEL is not deemed a VIE. We have accounted for our investment in TEL using the equity method of accounting given our 49% ownership interest and ability to exercise significant influence over operating and financial policies. Under the equity method, the cost of our investment is adjusted for our share of equity in the earnings of TEL and reduced by distributions received and our proportionate share of TEL’s net income is included in our earnings.

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. Given that we made our initial investment in TEL in 2011 and as a result of TEL’s 2011 earnings, no impairment indicators were noted that would provide for impairment of our investment.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.  Additionally, we are also subject to concentrations of credit risk related to deposits in banks in excess of the Federal Deposit Insurance Corporation limits.

Accounts Receivable and Concentration of Credit Risk

We extend credit to our customers in the normal course of business.  We perform ongoing credit evaluations and generally do not require collateral.  Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts.  We evaluate the adequacy of our allowance for doubtful accounts quarterly.  Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. We maintain reserves for potential credit losses based upon its loss history and specific receivables aging analysis. Receivable balances are written off when collection is deemed unlikely.

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2011, 2010, and 2009, our top ten customers generated 39%, 40%, and 26% of total revenue, respectively.  During the three year period ended December 31, 2011, no single customer represented more than 10% of total revenue.  The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 37 days and 35 days in 2011 and 2010, respectively.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2011, 2010, and 2009:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2011	$1,537	$713	($539)	$1,711

2010	$1,845	$422	($730)	$1,537

2009	$1,484	$1,727	($1,366)	$1,845

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

Assets Held for Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which are available and held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell the majority of these assets within twelve months.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 22% of their cost and new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 22% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of 60 months. Amortization of leased assets is included in depreciation and amortization expense.

Although a majority of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers, substantially all of our owned trailers are subject to fluctuations in market prices for used revenue equipment. Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment. Declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment.

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

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. We perform our impairment tests of goodwill at the reporting unit level. Our reporting units are defined as our subsidiaries because each is a legal entity that is managed separately.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses. As of December 31, 2011, we have no goodwill on our consolidated balance sheet.

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

Insurance and Other Claims

The primary claims arising against us consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses. Our insurance program involves self-insurance with high risk retention levels. Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts. We accrue the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on their behalf total $2.0 million and $0.7 million at December 31, 2011 and 2010, respectively, and are included in drivers advances and other receivables on the consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $2.2 million and $8.8 million at December 31, 2011 and 2010, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on the consolidated balance sheet for claims above our self insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Effective April 1, 2010, we finalized our casualty insurance renewal which resulted in a reduction in our self-insured retention limit for the primary excess layer of casualty claims to no more than $1.0 million from the $4.0 million self-insured retention limit we had for a number of years. The policy is a three-year policy and includes a limit for a single loss of $9.0 million, an aggregate of $15.0 million for each policy year, and a $27.0 million aggregate for all three years. The policy includes a policy release premium refund of up to $4.0 million per year, if certain losses are not met and we were to commute the policy for that policy year. No receivable was recorded at December 31, 2011 or 2010 as it is not probable that any premium refund will be received. Additionally, effective April 1, 2010, we entered into new excess policies for one to three years that cover up to $30.0 million per claim, subject to certain aggregate limits. Prior to April 1, 2010, we had insurance coverage up to $50.0 million per claim and were self-insured on an occurrence/per claim basis for personal injury and property damage claims for amounts up to the first $4.0 million, except for Star where we have insurance coverage for all periods presented up to $2.0 million per claim after the first $0.3 million for which we are self-insured. We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.25 million.  Effective April 1, 2010, we purchased coverage on an occurrence/per claim basis for any cargo losses in the $0.3 million to $2.0 million layer, with our contracts generally excluding the value of any cargo in excess of $0.3 million.  Prior to April 1, 2010, we generally were completely self-insured for damages to the cargo we hauled. We also maintain a self-insured group medical plan for our Covenant Transport, Solutions and corporate employees with annual per individual claimant stop-loss deductible of $0.4 million with a maximum lifetime benefit of $1.0 million. Star offers a self-insured group medical plan with annual per individual claimant stop-loss deductible of $0.2 million with a maximum lifetime benefit of $1.0 million, while SRT offers a fully insured group health program to its employees. We are completely self-insured for physical damage to our own tractors and trailers.

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

Interest

We capitalize interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million in 2011, 2010, and 2009.

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

Capital Structure

The shares of Class A and B common stock are substantially identical except that the Class B shares are entitled to two votes per share while beneficially owned by our Chief Executive Officer or certain members of his immediate family, and Class A shares are entitled to one vote per share. The terms of any future issuances of preferred shares will be set by our Board of Directors.

Comprehensive (Loss) income

Comprehensive (loss) income  generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss for 2011 and 2009 was comprised of the net loss and the unrealized gain on the effective portion of diesel fuel hedges. Comprehensive income for 2010 was comprised of the net income plus the unrealized gain on the effective portion of diesel fuel hedges.

Income (loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The calculation of diluted loss per share excludes all unexercised options and 61,097 and 70,178 unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2011 and 2009, respectively.

The following table sets forth the calculation of net income (loss) per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2011	2010	2009
Numerator:

Net (loss) income	$(14,267)	$3,289	$(25,030)

Denominator:

Denominator for basic (loss) income per share – weighted-average shares	14,689	14,374	14,124
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	128	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	3	-
Denominator for diluted (loss) income per share adjusted weighted-average shares and assumed conversions	14,689	14,505	14,124

Net (loss) income per share:
Basic (loss) income per share	$(0.97)	$0.23	$(1.77)
Diluted (loss) income per share	$(0.97)	$0.23	$(1.77)

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee. Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance and market based awards, respectively, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance and market targets, respectively, and adjustments are made as appropriate.  Awards that are only subject to time vesting provisions are amortized using the straight-line method.

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

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation, including $3.2 million and $4.1 million from general supplies and expenses to salaries, wages, and related expenses related to agent fees and contract labor and $5.3 million and $5.4 million from insurance and claims to operations and maintenance related to a change in the threshold used to classify certain over-the-road damages not specifically related to an accident for the years ended December 31, 2010 and 2009, respectively. The reclassifications did not affect the previously reported stockholders' equity or net income (loss).

Recent Accounting Pronouncements

Fair Value Measurement - In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04.  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

Presentation of Comprehensive Income (loss) - In June 2011, the FASB issued Accounting Standards Update 2011-05. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss). In December 2011, the FASB issued ASU 2011-12, which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income (loss) while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05, as amended by ASU 2011-12, is effective for us on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income (loss), it will affect our presentation of components of comprehensive income (loss) by eliminating the historical practice of showing these items within our consolidated statements of stockholders' equity

2.           LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies and refunds of previously paid federal income taxes as a result of net operating loss carry backs pursuant to the Worker, Homeownership, and Business Assistance Act of 2009 in 2011 and 2010. Our primary sources of liquidity at December 31, 2011, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had a working capital (total current assets less total current liabilities) deficit of $42.1 million and $30.8 million at December 31, 2011 and 2010, respectively. Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases. When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next year is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  Additionally, as discussed in Note 8, our Credit Facility is reflected as a current maturity while the outstanding debt is not due until September 2014. We believe our working capital deficit had little impact on our liquidity. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

We do not expect to experience material liquidity constraints in the foreseeable future or on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us. Our net capital expenditures are expected to be significantly less in 2012 than 2011 or 2010 as a result of the young age of our tractor fleet providing for less replacements in 2012, partially offset by a plan increase in the purchase of trailers.  Additionally, we have increased the number of independent contractors in our fleet to 216 at December 31, 2011 from 138 at December 31, 2010.  The majority of this increase came in the second half of 2011. We expect the trend of increased independent contractors as a percentage of our fleet to continue into 2012.

We had $15.9 million in borrowings outstanding under the Credit Facility as of December 31, 2011, undrawn letters of credit outstanding of approximately $38.9 million, and available borrowing capacity of $27.6 million. Our intra-period borrowings under the Credit Facility have ranged between $10.7 million and $20.9 million during the fourth quarter of 2011 and between zero and $22.4 million during 2011. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative asset was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	December 31
Hedge derivative asset	2011	2010
Fair Value of Derivative	$82	$-
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$82	$-
Significant Unobservable Inputs (Level 3)	-	-

4.           STOCK-BASED COMPENSATION

On March 31, 2011, the Compensation Committee of the Board of Directors of the Company approved a second amendment (the "Second Amendment") to the 2006 Omnibus Incentive Plan (the "Incentive Plan") to, among other things, (i) provide that the maximum aggregate number of shares of Class A common stock available for the grant of awards under the Incentive Plan from and after May 17, 2011, shall not exceed 800,000, (ii) limit the shares of Class A common stock that shall be available for issuance or reissuance under the Incentive Plan from and after May 17, 2011 to the additional 800,000 shares reserved, plus any expirations, forfeitures, cancellations, or certain other terminations of such shares, and (iii) re-set the term of the Incentive Plan to expire with respect to the ability to grant new awards on March 31, 2021. The Compensation Committee also re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m). The Second Amendment and the material terms of the performance-based goals under the Incentive Plan were forwarded for stockholder approval, and on May 17, 2011, at our 2011 Annual Meeting, our stockholders approved the adoption of the Second Amendment and re-approved the material terms of the performance-based goals under the Incentive Plan.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. At December 31, 2011, 583,897 of the aforementioned 800,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2021. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $1.0 million, $1.0 million, and $0.6 million in 2011, 2010, and 2009, respectively.  Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.1 million in 2011, 2010, and 2009. All stock compensation expense recorded in 2011, 2010 and 2009 relates to restricted stock given no options were granted during these periods. Income tax benefits associated with stock compensation expense totaled $0.4 million in 2011 and 2010 related to the exercise of stock options and restricted share vesting, resulting in a related reduction in taxable income and an offsetting increase to additional paid in capital. There was no tax benefit in 2009.

In addition to the 2011 period includes $0.1 million expense related to liability awards issued to non-employees. The fair value of our liability for these awards has been fully recognized at December 31, 2011 as there are no continuing service requirements associated with these awards. Changes in the fair value of the liability that occur in the future will be recognized as compensation cost during the period in which the changes occur. We re-measure the liability for the outstanding awards at the end of each reporting period based on the closing price of our Class A common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $0.1 million at December 31, 2011 and is included in accrued expenses in the accompanying consolidated balance sheet.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 61,752 Class A common stock shares, which were withheld at a weighted average per share price of $9.02 based on the closing price of our Class A common stock on the dates the shares vested in 2011, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $0.6 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. To satisfy withholding requirements for shares that vested in 2010, certain participants elected to deliver to us approximately 41,000 Class A common stock shares, which were withheld at a weighted average per share price of $6.87 based on the closing price of our Class A common stock on the dates the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $0.3 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. To satisfy withholding requirements for shares that vested in 2009, certain participants elected to deliver to us approximately 21,000 shares which were withheld at a per share price of $5.50, based on the closing price of our common stock on the date the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted stock from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted stock award activity for the fiscal years ended December 31, 2011, 2010, and 2009:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2008	766	$9.14

Granted	335	$3.07
Vested	(162)	$3.15
Forfeited	(165)	$9.30
Unvested at December 31, 2009	774	$7.76

Granted	370	$6.59
Vested	(228)	$3.07
Forfeited	(145)	$10.60
Unvested at December 31, 2010	771	$8.05

Granted	224	$9.33
Vested	(238)	$4.01
Forfeited	(289)	$12.04
Unvested at December 31, 2011	468	$8.27

The unvested shares at December 31, 2011 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, noting that 187,000 of these awards vest solely based on continued service, which vest in varying increments between 2012 and 2015. Additionally, 35,000 awards vest based on market conditions such that one third of the each employee's awards vests if our Class A Stock trades above $11 for twenty trading days beginning January 1, 2012 through December 31, 2015. Performance based awards account for 246,000 of the unvested shares at December 31, 2011, including 143,000 shares that will vest in two equal parts if our performance meets or exceeds a 0.5%  and 1.0% improvement in the net income margin over 2010 results beginning January 1, 2011 through December 31, 2013 and 103,000 shares that will vest in two equal parts if our performance meets or exceeds a 0.5%  and 1.0% improvement in the net income margin over 2011 results beginning January 1, 2012 through December 31, 2014.

The fair value of restricted stock awards that vested in 2011, 2010, and 2009 were approximately $2.2 million, $1.6 million, and $0.5 million, respectively. As of December 31, 2011, we had approximately $0.9 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately thirty-six months. All restricted shares awarded to executives and other key employees pursuant to the 2006 Plan have voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

The following table summarizes our stock option activity for the fiscal years ended December 31, 2011, 2010, and 2009:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2008	1,096	$13.43	52 months	$-

Options granted	-	-
Options exercised	-	-
Options forfeited	(116)	$14.05
Outstanding at December 31, 2009	980	$13.36	43 months	$-

Options granted	-	-
Options exercised	(163)	$8.00
Options forfeited	(197)	$13.42
Outstanding at December 31, 2010	620	$14.66	38 months	$230

Options granted	-	-
Options exercised	-	-
Options forfeited	(183)	$12.27
Outstanding at December 31, 2011	437	$15.67	25 months	$-

Exercisable at December 31, 2011	437	$15.67	25 months	$-

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

The transaction closed in December 2009, whereby the proceeds of $1.9 million provided for a recovery of $0.1 million of the previously impaired amount in the fourth quarter of 2009 and thus an $11.5 million non-cash loss on the sale of our investment and related note receivable.  There was no tax benefit recorded in connection with the loss on the sale of the investment, given a full valuation allowance was established for the related capital loss.  Under our Credit Facility, the non-cash loss was added back in the computation of our fixed charge coverage ratio.

We provided transportation services to Transplace which generated gross revenues of approximately $18.8 million in 2009 and trade accounts receivable of approximately $4.7 million at December 31, 2009.

6.           PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2011 and 2010 is as follows:

(in thousands)	Estimated Useful Lives	2011	2010
Revenue equipment	3-10 years	$351,433	$357,326
Communications equipment	5-10 years	12,706	18,591
Land and improvements	0-10 years	18,910	17,356
Buildings and leasehold improvements	7-40 years	39,025	37,822
Construction in-progress	-	1,221	1,565
Other	1-10 years	16,756	17,807
		$440,051	$450,467

Depreciation expense was $52.6 million, $55.5 million, and $47.2 million in 2011, 2010, and 2009, respectively.  The aforementioned depreciation expense excludes gains (losses) on the sale of property and equipment totaling $6.7 million, $4.3 million and ($0.1) million in 2011, 2010 and 2009, respectively, which are presented net in depreciation and amortization expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of 60 months. At December 31, 2011 and 2010, property and equipment included capitalized leases, which had capitalized costs of $21.3 million and $16.4 million, respectively, and accumulated amortization of $3.4 million and $1.6 million, respectively.  Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $1.8 million, $1.4 million, and $0.2 million during 2011, 2010, and 2009, respectively.

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems. The goal upon completion of the project is to have uniform operational and financial systems across the entire Company as we believe this will improve customer service, utilization, and enhance our visibility into and across the organization. We incurred approximately $0.6 million and $0.8 million in 2011 and 2010, respectively, related to this system upgrade, and $0.6 million of these related amounts are included in construction in progress as the related systems were not implemented as of December 31, 2011. We have capitalized $3.4 million of these costs, which are reflected in property and equipment in the consolidated balance sheet.

7.           GOODWILL AND OTHER ASSETS

As a result of our annual goodwill impairment test, which was conducted as of May 31, 2011, we determined that no impairment existed given the fair value of each of our reporting units containing goodwill, Covenant and SRT, exceeded the carrying value of each reporting unit, including the $7.2 million and $4.3 million of goodwill related to Covenant and SRT, respectively.  Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below our book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants, we deemed that there had been multiple triggering events that would require an updated impairment analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values. As a result of the second step of the goodwill impairment analysis, which involves calculating the implied fair value of each reporting units goodwill by allocating the fair value of all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets), and comparing the residual amount to the carrying value of goodwill, we determined that the fair value of both reporting units exceed the carrying value. The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.

A summary of other assets as of December 31, 2011 and 2010 is as follows:

(in thousands)	2011	2010
Covenants not to compete	$2,690	$2,690
Trade name	1,250	1,250
Customer relationships	3,490	3,490
Less: accumulated amortization of intangibles	(6,559)	(6,177)
Net intangible assets	871	1,253
Investment in TEL	2,372	-
Other long-term receivables	2,154	8,813
Deposits	1,824	2,390
Deferred loan costs, net	1,285	1,442
Other, net	615	650
	$9,121	$14,548

Amortization expenses of intangible assets were $0.4 million, $0.6 million, and $0.8 million for 2011, 2010, and 2009, respectively.  Approximate intangible amortization expense for the next five years is as follows:

(In thousands)
2012	$317
2013	227
2014	91
2015	66
2016	48
Thereafter	$122
8.           DEBT

Current and long-term debt consisted of the following at December 31, 2011 and 2010:

(in thousands)	December 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$15,890	$-	$21	$-
Revenue equipment installment notes; weighted average interest rate of 5.7% at December 31, 2011, and 6.5% December 31, 2010, due in monthly installments with final maturities at various dates ranging from January 2012 to May 2016, secured by related revenue equipment	80,003	125,666	68,014	139,395
Real estate note; interest rate of 2.8% and 2.8% at December 31, 2011 and 2010, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real-estate	365	2,258	365	2,547
Other note payable, interest rate of 3.0% at December 31, 2011, with fixed maturity at November 2016	-	243	-	-
Total debt	96,258	128,167	68,400	141,942
Principal portion of capital lease obligations, secured by related revenue equipment	1,957	16,129	1,399	13,418

Total debt and capital lease obligations	$98,215	$144,296	$69,799	$155,360

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

On August 31, 2010, we obtained a fourth amendment to our Credit Facility, which among other things, extended the maturity date of the Credit Facility from September 2011 to September 2014.  In exchange for the amendment, we paid fees and expenses of approximately $0.6 million.  While amounts outstanding under the Credit Facility are not due until September 2014, the related borrowings are reflected as current maturities in our consolidated balance sheet as a result of the Credit Facility requiring that the receipts from our lock-box automatically pay down the Credit Facility daily and additional borrowings be funded through additional draws against the Credit Facility.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin that is adjusted quarterly between 1.25% and 2.25% based on average pricing availability.  LIBOR loans accrue interest at LIBOR, plus an applicable margin that is adjusted quarterly between 2.25% and 3.25% based on average pricing availability.  The unused line fee is adjusted quarterly between 0.5% and 0.75% of the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had $15.9 million in borrowings outstanding under the Credit Facility as of December 31, 2011, undrawn letters of credit outstanding of approximately $38.9 million, and available borrowing capacity of $27.6 million.  The interest rate on outstanding borrowings as of December 31, 2011 and 2010 was 5.0% and 4.8%, respectively.

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

In the past, we have had difficulty achieving profitability, causing us to risk breaching our fixed charge coverage ratio covenant.  To avoid such breach, we have worked with our Lenders to obtain multiple amendments and waivers to the Credit Facility in return for higher interest rates, fees, and additional restrictions.  In the fourth quarter of  2011, we entered into a fifth amendment that prevented a default of our fixed charge coverage ratio for the year ended September 30, 2011, by adjusting the fixed charge coverage ratio for that period to 0.95 to 1.0 from 1.0 to 1.0.  Subsequent to the fifth amendment, we entered into a sixth amendment to our Credit Facility that revises the definitions underlying our fixed charge coverage ratio, which we expect to provide us with additional flexibility under this covenant going forward.  However, the sixth amendment also added the consolidated leverage ratio covenant discussed above, which could restrict our ability to incur additional indebtedness, undertake acquisitions, or make other capital investments to the extent such indebtedness, acquisitions, or capital investments would cause the leverage ratio to exceed the specified maximum. In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees and expenses of approximately $0.3 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2011 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2012 to May 2016. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $156.1 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2012, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

As of December 31, 2011, the scheduled principal payments of debt, excluding capital leases for which future payments are discussed in Note 9 are as follows:

(in thousands)
2012	$96,258
2013	$51,402
2014	$21,488
2015	$30,753
2016	$24,524
Thereafter	$-

9.           LEASES

We have operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment and capital lease commitments for revenue equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

	Operating	Capital
2012	19,792	3,104
2013	14,456	3,104
2014	8,804	8,783
2015	7,434	3,362
2016	4,309	2,886
Thereafter	26,707	-

A portion of our operating leases of tractors and trailers contain residual value guarantees under which we guarantee a certain minimum cash value payment to the leasing company at the expiration of the lease. We estimate that the residual guarantees are approximately $3.9 million and $8.2 million at December 31, 2011 and 2010, respectively. The residual guarantees at December 31, 2011 expire in 2016. We expect our residual guarantees to approximate the market value at the end of the lease term. Additionally, certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2011	2010	2009

Revenue equipment rentals	$15,158	$17,017	$25,863
Building and lot rentals	3,266	3,586	3,976
Other equipment rentals	812	1,063	1,829
	$19,236	$21,666	$31,668

On October 28, 2010, we executed a Letter Agreement ("Letter Agreement") with Transport International Pool, Inc. ("TIP").  The Letter Agreement modifies the Master Lease Agreement dated April 15, 2003, between TIP and us, pursuant to which we have entered into (among others) equipment lease schedules covering 2,446 trailers (the "Designated Schedules") which expired between November 2010 and May 2011. In addition, contemporaneously with the execution of the Letter Agreement, we returned 543 trailers in accordance with the terms of the Master Lease Agreement in order to better match our trailer fleet with our current number of tractors. Pursuant to the terms of the Letter Agreement, upon the scheduled expiration of each of the Designated Schedules, we will lease from TIP the trailers that are subject to such Designated Schedule on the terms and conditions set forth in the Letter Agreement and a new lease schedule attached to and made a part of the Letter Agreement. Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012. The improved rental rate, coupled with the reduction in rental expense associated with the return of 543 trailers, provided us with savings on the TIP trailers in fiscal year 2011, which will continue into 2012 absent any incremental costs from replacing a large portion of our trailer fleet. In order to induce TIP to enter into the agreement, we and certain of our subsidiaries delivered to TIP a corporate guaranty, in which the guarantors agreed to guaranty all existing and future obligations of us from time-to-time owing to TIP, including, without limitation, all obligations under the Master Lease Agreement.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million, which comprises a significant portion of building rentals above. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease, noting the $1.6 million deferred gain is included in other long-term liabilities in the consolidated balance sheet.

10.           INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009 is comprised of:

(in thousands)	2011	2010	2009

Federal, current	$(198)	$(11,377)	$3,680
Federal, deferred	(1,688)	16,739	(8,038)
State, current	184	130	(34)
State, deferred	(470)	683	(626)
	$(2,172)	$6,175	$(5,018)

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2011, 2010, and 2009 as follows:

(in thousands)	2011	2010	2009

Computed "expected" income tax expense	$(5,754)	$3,312	$(10,517)
State income taxes, net of federal income tax effect	(559)	322	(1,050)
Per diem allowances	3,015	3,350	3,320
Tax contingency accruals	(70)	145	(216)
Nondeductible foreign operating income	-	(133)	(504)
Nondeductible goodwill impairment	2,275	-	-
Realization of outside basis difference related to Transplace	-	-	2,599
Valuation allowance (release), net	(708)	(638)	1,896
Disallowed interest release	-	(48)	(189)
Tax credits	(61)	(182)	(44)
Other, net	(310)	47	(313)
Actual income tax expense	$(2,172)	$6,175	$(5,018)

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income (loss) before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings. Our effective tax rate is also significantly impacted in the 2011 period by the tax deductibility of the $11.5 million goodwill impairment recorded in the third quarter of 2011, whereby $2.1 million of the goodwill impaired related to tax deductible goodwill, while the remaining $9.4 million was nondeductible and in the 2009 period by the $11.5 million loss on the sale of our investment in Transplace and the related note receivable, of which none as deductible.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010

Net deferred tax assets:
Allowance for doubtful accounts	$657	$539
Insurance and claims	10,766	9,533
Net operating loss carryovers	31,031	34,343
Capital loss carryover related to Transplace	251	1,670
Other accrued liabilities	1,094	445
Other	4,991	6,189
Valuation allowance	(550)	(1,258)
Total net deferred tax assets	48,240	51,461

Net deferred tax liabilities:
Property and equipment	(83,651)	(87,009)
Other	(34)	(1,990)
Prepaid expenses	(2,842)	(3,606)
Total net deferred tax liabilities	(86,527)	(92,605)

Net deferred tax liability	$(38,287)	$(41,144)

Deferred taxes are classified in the accompanying consolidated balance sheet based on the nature of the related asset or liability as current or long-term, such that current deferred tax assets and liabilities provide a net asset of $4.4 million, while long-term deferred tax assets and liabilities provide a net liability of $42.7 million.  The net deferred tax liability of $38.3 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of the our deferred tax assets assumes that it will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, it may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at December 31, 2011 or 2010, except for $0.6 million and $1.3 million, respectively, related to certain state net operating loss and capital loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

The activity in the valuation allowance on deferred tax assets (in thousands) is as follows:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,
2011	$1,258	$32	$(740)	$550

2010	$1,896	$42	$(680)	$1,258

As of December 31, 2011, we had a $3.3 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $1.3 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2010, we had a $3.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of $1.3 million.  Interest and penalties recognized for uncertain tax positions were approximately $0.1 million, $0.2 million, and $0.2 million in 2011, 2010, and 2009, respectively.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Balance as of January 1,	$2,133	$2,137	$1,971
Increases related to prior year tax positions	3	75	67
Decreases related to prior year positions	-	(30)	(3)
Increases related to current year tax positions	58	110	279
Decreases related to settlements with taxing authorities	-	-	(122)
Decreases related to lapsing of statute of limitations	(215)	(159)	(55)
Balance as of December 31,	$1,979	$2,133	$2,137

If recognized, $2.0 million and $2.1 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2011 and 2010 respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2008 through 2011 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction.  In the normal course of business, we are also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the more likely than not outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash.  Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution.  We do not expect any significant increases or decreases for uncertain income tax positions during the next year.

Our federal net operating loss carryforwards are available to offset future federal taxable income, if any, through 2030, while our state net operating loss carryforwards and state tax credits expire over various periods through 2030 based on jurisdiction. The capital loss carryforward related to the loss on the investment in Transplace is available to offset future capital gains through 2014.

We recognized a $0.4 million income tax benefit arising from the exercise of stock options and restricted share vesting in 2011 and 2010. This resulted in a related reduction in taxable income in both years and an offsetting increase to additional paid in capital.

11.           EQUITY METHOD INVESTMENT

On May 31, 2011, we acquired a 49.0% interest in Transport Enterprise Leasing, LLC for $1.5 million in cash. Additionally, TEL’s majority owners are eligible to receive an earn-out of up to $4.5 million over two years, of which $1.0 million is included in accrued expenses at December 31, 2011 on the consolidated balance sheet related to amounts due TEL’s majority owners as a result of its 2011 earnings.  Any earn-out payments will increase our investment balance should they be required. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services or assets. Under the agreement, we have an option to acquire 100% of TEL between January 1, 2013 and May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before income and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners’ have the option to acquire our interest based on the same terms detailed above. During the seven month period ended December 31, 2011, we sold tractors and trailers to TEL for $5.4 million and received $0.5 million for providing various maintenance services, certain back-office functions and for miscellaneous equipment. We deferred $0.6 million in gains on the tractors and trailers sold to TEL until the equipment is subsequently sold to a third party.  The deferred gains are being carried as a reduction in our investment in TEL.  At December 31, 2011, we had a receivable from TEL for $0.6 million related to cash disbursements made pursuant to a cash management agreement.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income since May 31, 2011, or $0.7 million. In the third quarter of 2011, we received an equity distribution from TEL for $0.2 million that was distributed to each member based on their respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings.  The distribution is the result of TEL being a limited liability company and thus its earnings pass through to the members and are taxed for federal and certain state income on their respective tax returns. Our investment in TEL, totaling $2.4 million at December 31, 2011, is included in other assets in the accompanying consolidated balance sheet.

See TEL’s summarized financial information below subsequent to our investment.

(in thousands)	As of and for the seven months ended December 31,
2011
Current Assets	$3,805
Non-current Assets	11,255
Current Liabilities	5,136
Non-current Liabilities	8,739
Total Equity	1,185

Revenue	$31,070
Operating Expenses	29,426
Operating Income	1,644
Net Income	$1,331

12.           DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of its Board of Directors. We made no contributions in 2011 and 2010 and less than $0.1 million in 2009 to the profit sharing and savings plan. The Board approved the suspension of employee matching "discretionary" contributions to be made beginning early in 2009 for an indefinite time period.

13.           RELATED PARTY TRANSACTIONS

See Note 5 and Note 11 for discussions of the related party transactions associated with Transplace and TEL, respectively.

14.           DERIVATIVE INSTRUMENTS

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

We recognize all derivative instruments at fair value on our consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other  income on our consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At December 31, 2011, we had forward futures swap contracts on approximately 12.9 million gallons of diesel to be purchased in 2012 or approximately 21.4% of our projected annual 2012 fuel requirements.

The fair value of the contracts that were in effect at December 31, 2011, which had a fair value of approximately $0.1 million and are included in other assets in the consolidated balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $1.9 million was reclassified from accumulated other comprehensive income to our results from operations for the year ended December 31, 2011, related to gains on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel.

During the fourth quarter of 2010, the Company sold all of its contracts related to the forecasted purchase of diesel fuel in 2011 to lock-in the related gains.  The gains totaling $0.5 million are included in accumulated other comprehensive income, net of tax of $0.3 million at December 31, 2010.  As such, there are no outstanding derivative instruments at December 31, 2010. During 2010, $1.8 million was reclassified from accumulated other comprehensive income to earnings related to gains on contracts that expired or were sold and for which the Company completed the forecasted transaction by purchasing the hedged diesel fuel.  At December 31, 2009, the Company's derivative instruments had a fair value of $0.5 million, while the offsetting $0.3 million, net of tax of $0.2 million, was included in accumulated other comprehensive income.  No amounts were reclassified from accumulated other comprehensive income into earnings in 2009 given the futures swap contracts were forward starting in 2010 and as such there had been no transactions involving purchases of the related diesel fuel being hedged at December 31, 2009.

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

Based on the amounts in accumulated other comprehensive income as of December 31, 2011 and the expected timing of the purchases of the diesel hedged, we expect to reclassify less than $0.1 million on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception, quarterly, and at December 31, 2011 and 2010, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

15.           COMMITMENTS AND CONTINGENT LIABILITIES

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

We had $38.9 million and $44.7 million of outstanding and undrawn letters of credit as of December 31, 2011 and 2010, respectively. The letters of credit are maintained primarily to support our insurance programs.

We had commitments outstanding at December 31, 2011, to acquire revenue equipment totaling approximately $55.0 million in 2012 versus commitments at December 31, 2010 of approximately $112.5 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Additionally, 2012 purchase obligations include $1.0 million of earn-out payments related to our investment in TEL to be paid in 2012 related to 2011 performance. We also had commitments outstanding at December 31, 2011, to acquire computer software totaling $0.4 million in 2013.

16.           SEGMENT INFORMATION

As previously discussed, we have two reportable segments: Asset-Based Truckload Services and our Brokerage Services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

Year Ended December 31, 2011	Truckload	Brokerage	Unallocated Corporate Overhead	Consolidated
Revenue	$625,252	$33,526	$-	$658,778
Intersegment revenue	-	(6,151)	-	(6,151)
Operating income (loss) (1)	10,438	1,687	(13,186)	(1,061)
Depreciation and amortization	44,825	24	1,425	46,274
Goodwill at carrying value	-	-	-	-
Total assets	405,699	6,138	27,988	439,825
Capital expenditures, net	49,210	-	1,531	50,741

Year Ended December 31, 2010
Revenue	$610,291	$46,053	$-	$656,344
Intersegment revenue	-	(6,595)	-	(6,595)
Operating income (loss)	35,390	1,462	(10,844)	26,008
Depreciation and amortization	50,821	23	963	51,807
Goodwill at carrying value	11,539	-	-	11,539
Total assets	391,510	6,983	42,686	441,179
Capital expenditures, net	81,316	2	954	82,272

Year Ended December 31, 2009
Revenue	$541,325	$58,771	$-	$600,096
Intersegment revenue	-	(11,409)	-	(11,409)
Operating income (loss)	10,552	155	(15,429)	(4,722)
Depreciation and amortization	46,482	374	1,266	48,122
Goodwill at carrying value	11,539	-	-	11,539
Total assets	369,979	7,856	20,477	398,312
Capital expenditures, net	60,946	104	1,958	63,008

(1)	Truckload segment includes $11.5 million goodwill impairment discussed in Note 7

17.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(in thousands except per share amounts)
Quarters ended	Mar. 31, 2011	June 30, 2011	Sep. 30, 2011	Dec. 31, 2011

Freight revenue	$124,418	$133,630	$126,482	$127,496
Operating income (loss)(1)	301	7,234	(9,754)	1,159
Net (loss) income (1)	(2,464)	1,655	(11,213)	(2,245)
Basic and diluted (loss) income per share	(0.17)	0.11	(0.76)	(0.15)

	(in thousands except per share amounts)

Quarters ended	Mar. 31, 2010	June 30, 2010	Sep. 30, 2010	Dec. 31, 2010

Freight revenue	$129,336	$141,392	$138,964	$136,628
Operating income	1,816	10,042	8,172	5,976
Net income (loss)	(2,176)	2,889	1,884	690
Basic and diluted income (loss) per share (1)	(0.15)	0.20	0.13	0.05

(1)	Quarter totals do not aggregate to annualized results due to rounding.