Form 10-Q
period 2012-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2012-05-14
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 11, 2012).
Class A Common Stock, $.01 par value: 12,371,552 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2012 (unaudited)	December 31, 2011
Current assets:
Cash and cash equivalents	$3,814	$3,895
Accounts receivable, net of allowance of $1,505 in 2012 and $1,711 in 2011	66,180	64,676
Drivers' advances and other receivables, net of allowance of $658 in 2012 and $730 in 2011	6,040	5,711
Inventory and supplies	4,640	4,611
Prepaid expenses	7,947	8,002
Assets held for sale	12,286	16,891
Deferred income taxes	3,850	4,383
Income taxes receivable	-	232
Total current assets	104,757	108,401

Property and equipment, at cost	427,745	440,051
Less: accumulated depreciation and amortization	(123,326)	(117,748)
Net property and equipment	304,419	322,303

Other assets, net	24,290	9,121
Total assets	$433,466	$439,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$6,992	$5,963
Accounts payable	9,758	8,752
Accrued expenses	24,632	23,272
Current maturities of long-term debt	80,440	96,258
Current portion of capital lease obligations	1,991	1,957
Current portion of insurance and claims accrual	15,895	14,303
Total current liabilities	139,708	150,505

Long-term debt	117,445	128,167
Long-term portion of capital lease obligations	15,618	16,129
Insurance and claims accrual	27,269	13,734
Deferred income taxes	43,242	42,670
Other long-term liabilities	1,536	1,565
Total liabilities	344,818	352,770
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,371,552 shares outstanding as of March 31, 2012 and December 31, 2011	143	143
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,686	89,535
Treasury stock at cost; 1,097,538 shares as of March 31, 2012 and December 31, 2011	(14,445)	(14,445)
Accumulated other comprehensive income	2,132	50
Retained earnings	11,108	11,748
Total stockholders' equity	88,648	87,055
Total liabilities and stockholders' equity	$433,466	$439,825

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2012	2011
Revenue:
Freight revenue	$121,900	$124,418
Fuel surcharge revenue	35,131	31,973
Total revenue	$157,031	$156,391

Operating expenses:
Salaries, wages, and related expenses	52,162	51,741
Fuel expense	48,355	50,671
Operations and maintenance	10,411	10,173
Revenue equipment rentals and purchased transportation	17,178	13,977
Operating taxes and licenses	2,398	3,102
Insurance and claims	9,856	8,690
Communications and utilities	1,198	1,335
General supplies and expenses	3,752	3,869
Depreciation and amortization, including gains and losses on disposition of property and equipment	9,364	12,532
Total operating expenses	154,674	156,090
Operating income	2,357	301
Other (income) expenses:
Interest expense	3,518	4,096
Interest income	-	(22)
Other income, net	(11)	(28)
Other expenses, net	3,507	4,046
Equity in income of affiliate	245	-
Loss before income taxes	(905)	(3,745)
Income tax benefit	(265)	(1,281)
Net loss	$(640)	$(2,464)

Loss per share:
Basic and diluted net loss per share	$(0.04)	$(0.17)
Basic and diluted weighted average shares outstanding	14,722	14,677

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2012	2011

Net loss	$(640)	$(2,464)

Other comprehensive income:

Unrealized gain on effective portion of fuel hedge, net of tax of $1,100 and $247 in 2012 and 2011, respectively	2,864	643

Reclassification of fuel hedge gain into statement of operations, net of income tax of $300 and $177 in 2012 and 2011, respectively	(782)	(460)
Total other comprehensive income	2,082	183

Comprehensive income (loss)	$1,442	$(2,281)

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2011	$143	$24	$89,535	$(14,445)	$50	$11,748	$87,055

Comprehensive income:

Net loss	-	-	-	-	-	(640)	(640)

Other comprehensive income	-	-	-	-	2,082	-	2,082

Stock-based employee compensation expense	-	-	151	-	-	-	151

Balances at March 31, 2012	$143	$24	$89,686	$(14,445)	$2,132	$11,108	$88,648

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)

	Three months ended March 31, (unaudited)
	2012	2011
Cash flows from operating activities:
Net loss	$(640)	$(2,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	103	139
Deferred gain on sales of equipment to affiliate	312	-
Depreciation and amortization	12,326	14,342
Amortization of deferred financing fees	123	98
Deferred income tax expense (benefit)	78	(1,400)
Income tax benefit arising from restricted share vesting	-	(322)
Unrealized gain on ineffective portion of fuel hedge	(175)	-
Deferred gain on fuel hedge	436	(318)
Stock-based compensation expense	151	508
Equity in income of affiliate	(245)	-
Gain on disposition of property and equipment	(2,962)	(1,810)
Changes in operating assets and liabilities:
Receivables and advances	(1,704)	(1,342)
Prepaid expenses and other assets	85	778
Inventory and supplies	(29)	(154)
Insurance and claims accrual	2,534	(3,160)
Accounts payable and accrued expenses	1,170	(4,170)
Net cash flows provided by operating activities	11,563	725

Cash flows from investing activities:
Acquisition of property and equipment	(6,934)	(22,790)
Proceeds from disposition of property and equipment	21,304	11,337
Net cash flows provided by /(used in) investing activities	14,370	(11,453)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	1,029	1,349
Proceeds from issuance of notes payable	250	6,724
Income tax benefit arising from restricted share vesting	-	322
Repayments of notes payable	(22,817)	(19,872)
Repayments of capital lease obligations	(477)	(382)
(Repayments)/proceeds under revolving credit facility, net	(3,973)	18,913
Payment of minimum tax withholdings on stock compensation	-	(452)
Debt refinancing costs	(26)	-
Net cash (used in)/provided by financing activities	(26,014)	6,602

Net change in cash and cash equivalents	(81)	(4,126)

Cash and cash equivalents at beginning of period	3,895	9,361

Cash and cash equivalents at end of period	$3,814	$5,235

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated condensed financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2011 consolidated condensed balance sheet was derived from our audited balance sheet as of that date.  These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2011.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Recent Accounting Pronouncements

Presentation of Comprehensive Income (loss) - In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss). In December 2011, the FASB issued ASU 2011-12, which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income (loss) while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented.  We adopted this guidance in the first quarter of 2012 and have presented a separate statement of comprehensive income (loss), which contains net loss and comprehensive income. This accounting guidance only impacted presentation and did not have an impact on our consolidated balance sheets, results of operations, stockholders’ equity or cash flows.

Note 2.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted loss per share for the three months ended March 31, 2012 and 2011 excludes all unexercised options and 175,000 and 52,000 unvested shares, respectively, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net loss per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2012	2011
Numerator:
Net loss	$(640)	$(2,464)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,722	14,677
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,722	14,677
Basic and diluted net loss per share:	$(0.04)	$(0.17)

Note 3.	Segment Information

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and Covenant Transport Solutions, Inc. ("Solutions").

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

The Solutions segment provides: (i) freight brokerage services directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended March 31,
	2012	2011
Total Revenues:
Asset-Based Truckload Services	$152,377	$149,885
Solutions	4,654	6,506

Total	$157,031	$156,391

Operating Income
Asset-Based Truckload Services	$6,195	$3,151
Solutions	1	578
Unallocated Corporate Overhead	(3,839)	(3,428)

Total	$2,357	$301

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

Our liability recorded for uncertain tax positions as of March 31, 2012 has not changed significantly in amount or composition since December 31, 2011.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at March 31, 2012, except for $0.3 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.   Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative liabilities	March 31, 2012	December 31, 2011
Fair Value of Derivatives	$2,931	$82
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$2,931	$82
Significant Unobservable Inputs (Level 3)	-	-

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

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in our consolidated condensed statements of operations.

At March 31, 2012, we had forward futures swap contracts on approximately 8.3 million gallons for the remainder of 2012 or approximately 18.7% of our projected remaining 2012 fuel requirements.

During the first quarter of 2012, we sold certain of our contracts related to the forecasted purchase of diesel fuel in the second quarter of 2012 to lock-in the related gains. The remaining gains totaling approximately $0.4 million represent additional hedges of 1.3 million gallons for 2012, or approximately 2.9% percent of our projected remaining 2012 fuel requirements.

The gains on the contracts liquidated in the first quarter of  2012 along with the fair value of the contracts that were in effect at March 31, 2012, which had a fair value of approximately $2.9 million and are included in other assets in the consolidated condensed balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.8 million and $0.5 million were reclassified from accumulated other comprehensive income into our results from operations for the three months ended March 31, 2012 and 2011, respectively, related to gains on contracts that expired. In addition to the amounts reclassified into our results of operations for the three months ended March 31, 2012 as reductions in fuel expense; we recorded $0.2 million of ineffectiveness on the contracts that existed at March 31, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of  March 31, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $2.1 million of gains on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.    Debt

Current and long-term debt consisted of the following at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$11,917	$-	$15,890	$-
Revenue equipment installment notes with finance companies; weighted average interest rate of 5.7% at March 31, 2012, and December 31, 2011, due in monthly installments with final maturities at various dates ranging from April 2012 to December 2016, secured by related revenue equipment	68,050	114,901	80,003	125,666
Real estate note; interest rate of 2.7% and 2.8% at March 31, 2012, and December 31, 2011, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,185	365	2,258
Other note payable, interest rate of 3.0% at March 31, 2012, and December 31, 2011, with fixed maturity at November 2016	108	359	-	243
Total debt	80,440	117,445	96,258	128,167

Capital lease obligations, secured by related revenue equipment	1,991	15,618	1,957	16,129

Total debt and capital lease obligations	$82,431	$133,063	$98,215	$144,296

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $11.9 million in borrowings outstanding under the Credit Facility as of March 31, 2012, undrawn letters of credit outstanding of approximately $38.4 million, and available borrowing capacity of $26.9 million.  The interest rate on outstanding borrowings as of March 31, 2012 was 3.0% on the $10.0 million of LIBOR loans and 5.0% on the $1.9 million of base rate loans.

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

In the past, we have had difficulty achieving profitability, causing us to risk breaching our fixed charge coverage ratio covenant.  To avoid such breach, we have worked with our Lenders to obtain multiple amendments and waivers to the Credit Facility in return for higher interest rates, fees, and additional restrictions.  In the fourth quarter of  2011, we entered into a fifth amendment that prevented a default of our fixed charge coverage ratio for the twelve months ended September 30, 2011, by adjusting the fixed charge coverage ratio for that period to 0.95 to 1.0 from 1.0 to 1.0.  Subsequent to the fifth amendment, we entered into a sixth amendment to our Credit Facility that revised the definitions underlying our fixed charge coverage ratio, which we expect to provide us with additional flexibility under this covenant going forward.  However, the sixth amendment also added the consolidated leverage ratio covenant discussed above, which could restrict our ability to incur additional indebtedness, undertake acquisitions, or make other capital investments to the extent such indebtedness, acquisitions, or capital investments would cause the leverage ratio to exceed the specified maximum. In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees and expenses of approximately $0.3 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2012 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2012 to December 2016. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $138.2 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2012, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At March 31, 2012, 598,712 of the aforementioned 800,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2021.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended March 31, 2012 and 2011 of approximately $0.2 million and $0.5 million, respectively.  The expense in the 2011 period includes $0.1 million related to liability awards issued to non-employees. The fair value of our liability for these awards was fully recognized at March 31, 2011 as there are no continuing service requirements associated with these awards. Changes in the fair value of the liability that occur in the future will be recognized as compensation cost during the period in which the changes occur. We re-measure the liability for the outstanding awards at the end of each reporting period based on the closing price of our Class A common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $0.1 million at March 31, 2012 and is included in accrued expenses in the accompanying consolidated condensed balance sheet.

Note 9.    Equity Method Investment

On May 31, 2011, we acquired a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL") for $1.5 million in cash. Additionally, TEL’s majority owners are eligible to receive an earn-out of up to $4.5 million over two years, of which $1.0 million is included in accrued expenses at March 31, 2012 and December 31, 2011 on the consolidated balance sheet related to amounts due TEL’s majority owners as a result of its 2011 earnings.  Any earn-out payments will increase our investment balance should they be required. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding or assets. Under the agreement, we have an option to acquire 100% of TEL between January 1, 2013 and May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before income and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners’ have the option to acquire our interest based on the same terms detailed above. During the three month period ended March 31, 2012, we sold tractors and trailers to TEL for $4.1 million and deferred $0.3 million in gains on the tractors and trailers sold to TEL until the equipment is subsequently sold to a third party.  The deferred gains are being carried as a reduction in our investment in TEL.  At March 31, 2012 and December 31, 2011, we had a receivable from TEL for $1.0 million and $0.6 million related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2012 net income, or $0.2 million. Our investment in TEL, totaling $2.3 million, net of $0.9 million of deferred gains, and $2.4 million, net of $0.6 million of deferred gains, at March 31, 2012 and December 31, 2011, respectively, is included in other assets in the accompanying consolidated condensed balance sheets.

See TEL’s summarized financial information below.

(in thousands)	As of and for the three months ended March 31, 2012
Current Assets	$4,007
Non-current Assets	17,698
Current Liabilities	2,037
Non-current Liabilities	17,984
Total Equity	1,684

Revenue	$13,283
Operating Expenses	12,585
Operating Income	698
Net Income	$500

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

On March 13, 2012, a jury in the United States District Court for the District of Arizona entered a damage award of approximately $13.2 million related to a claim filed on December 8, 2009 by Carrie Bachrach and Randolph Bachrach, as plaintiffs, versus Covenant Transport, Inc. and one of our former drivers, as defendants. The damage award arises out of an accident that occurred in September 2008, involving a truck operated under Covenant’s authority. Under the terms of the commercial trucking insurance program that we had in place in 2008, we retained liability for up to $4.0 million with respect to the accident. We have third party insurance in place covering all amounts of the damage award in excess of such retention, excluding our pro-rata share of related out-of-pocket expenses. We recorded a $4.0 million charge representing our self-insured retention in respect of this accident in the consolidated financial results of the Company in 2008. Accordingly, the Company’s exposure was previously recorded and therefore the damage award did not impact the operating results for our 2012 first quarter. Under the terms of our insurance policies, the Company is the primary obligor of the amount of the damage award, and as such, the Company has reported a $13.2 million receivable from the third party insurance provider in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheet at March 31, 2012. The Company and its insurers are evaluating alternatives, including appeal of the damage award. No assurances can be given regarding the outcome of such appeal.

Our primary auto liability insurance policy includes a policy release premium refund of up to $4.0 million per year, if certain losses are not met and we were to commute the policy. This policy includes coverage for occurrences in excess of $1.0 million up to $10.0 million per policy year. We did not elect to commute the policy for the April 1, 2010 through March 31, 2011 policy year. However, we are in the process of reviewing all open claims from the April 1, 2011 through March 31, 2012 policy year. We have until October 1, 2012 to notify the insurance carrier if we intend to commute the policy for the policy year ended March 31, 2012.  If we elect to commute the policy, the return of premium would be reflected as a reduction in insurance and claims expense in the period in which we notify the insurance carrier of our intent to commute the policy and are satisfied that the related return of previously paid premium is probable.  No amounts have been recorded related to the potential premium refund in the consolidated condensed financial statements as of and for the period ending March 31, 2012.

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

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and "likely," and similar terms and phrases.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Readers should review and consider the factors that could cause or contribute to such differences including, but not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2011.

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

Executive Overview

Historically, the first quarter is the most challenging for most truckload carriers, especially those with a longer length of haul.  In the first quarter of 2012, freight was reasonably good and customers continued to express concern about adequate capacity.  This was aided by good weather and continued positive momentum in our application of the relatively new operating system at the Covenant Transport subsidiary.  We were nearly 100% compliant with paperless logs by the end of 2011, which negatively impacted our utilization. However, we now see opportunities in the use of the electronic on-board recorders (“EOBR’s”) for efficiency gains as we progress through the next three or four quarters.  We were encouraged by an approximately 5.8% increase in average freight revenue per total mile, which we attribute to the combination of service and capacity we can offer in a trucking economy where freight and capacity are closely in balance.  Continued progress on yield improvement and efficiency will be necessary as our industry faces cost pressure from driver wages, fuel and equipment prices, insurance and health care, and other expenses, as well as utilization pressure from regulatory and other sources. Additionally, from a driver standpoint, we are encouraged by our progress during the quarter where the fleet unseated percentage (including wrecked units) was reduced from 7% to 5%.  Results were impacted by a $2.4 million gain in sale from our Long Beach, California terminal.  Overall, our asset-based operating ratio (operating expenses, net of fuel surcharge revenue, as a percentage of freight revenue) improved approximately 220 basis points to 98.0%.  Excluding gains on sale in both quarters, our asset-based operating ratio improved approximately 130 basis points.

Additional items of note include the following:

●
Freight revenue decreased $2.5 million, or 2.0%, to $121.9 million in the three months ended March 31, 2012, from $124.4 million in the same period in 2011.  The decrease resulted from a $0.7 million decrease in freight revenues from our Truckload segment and $1.8 million less revenue from Solutions.  The decrease in Truckload revenue relates to a 3.7% decrease of our average tractor fleet substantially offset by a 2.1% increase in average freight revenue per tractor per week.   Average freight revenue per total mile increased by 7.7 cents per mile, or 5.8%, compared to the 2011 quarter, while average miles per unit decreased by 2.4%.

●
Our Solutions brokerage subsidiary revenue declined by 28.5% due to the loss of a large agency in January and a difficult comparison to the first quarter of last year when Solutions handled the nationwide launch of Allegra to the over-the-counter market.  Our overall gross margin (purchased transportation divided by revenue) continued to be strong at 76.9% while we have invested in some additional SG&A expenses to support a wider range of services within the division.

●
Since December 31, 2011, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations decreased by approximately $30.0 million to $267.4 million.  The average age of our tractor fleet continues to be very young at 1.8 years as of the end of the first quarter.

●	We were in compliance with the financial covenants in our Credit Facility at March 31, 2012.
●	The equity in the income of Transport Enterprise Leasing, LLC (“TEL”) provided $0.2 million of pre-tax earnings.
●	Our equity at March 31, 2012, was $88.6 million and our tangible book value was $87.9 million, or $5.97 per basic share.
●	We recorded operating income of $2.4 million and an operating ratio of 98.1%. This compares with operating income of $0.3 million and an operating ratio of 99.8% for the first quarter of 2011.
●	We recorded a net loss of $0.6 million, or ($0.04) per basic and diluted share. This compares with net loss of $2.5 million, or $0.17 per basic and diluted share, in the first quarter of 2011.

In summary, we had more positives than negatives in the quarter.

Positives	- Availability of freight, freight rates, general cost control especially net fuel costs, low first quarter accident incident rate, sale of terminal, reduced indebtedness

Negatives	- Insurance and claims expense especially the impact of prior period reserve movements on cumulative development factor, reduced gain on sales of revenue equipment, increased driver pay

Although our industry still faces a variety of challenges, we believe proper execution of the opportunities in front of us could make for an interesting year. Our costs are stabilizing, our service is continuing to sequentially improve, and we are focused on transitioning our assets and related capital to the areas that provide the best long-term return.

Revenue and Expenses

We focus on targeted markets where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  We also generate revenue through a subsidiary that provides freight other services, including brokerage, less-than-truckload consolidation services, and accounts receivable factoring

We have two reportable segments: Asset-Based Truckload Services ("Truckload") and our Other Services, also known as Covenant Transport Solutions, Inc. ("Solutions").

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

The Solutions segment provides: (i) freight brokerage services directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring.

Revenue Equipment

At March 31, 2012, we operated 2,938 tractors and 7,143 trailers. Of such tractors, 2,362 were owned, 349 were financed under operating leases, and 227 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,630 were owned, 4,067 were financed under operating leases, and 446 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2012, our fleet had an average tractor age of 1.8 years and an average trailer age of 5.9 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2012 TO THREE MONTHS ENDED MARCH 31, 2011

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended March 31,			Three months ended March 31,
	2012	2011		2012	2011
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	33.2	33.1	Salaries, wages, and related expenses	42.8	41.6
Fuel expense	30.8	32.4	Fuel expense (1)	10.8	15.0
Operations and maintenance	6.6	6.5	Operations and maintenance	8.5	8.2
Revenue equipment rentals and purchased transportation	10.9	8.9	Revenue equipment rentals and purchased transportation	14.1	11.2
Operating taxes and licenses	1.5	2.0	Operating taxes and licenses	2.0	2.5
Insurance and claims	6.3	5.6	Insurance and claims	8.1	7.0
Communications and utilities	0.8	0.9	Communications and utilities	1.0	1.1
General supplies and expenses	2.4	2.4	General supplies and expenses	3.1	3.1
Depreciation and amortization	6.0	8.0	Depreciation and amortization	7.7	10.1
Total operating expenses	98.5	99.8	Total operating expenses	98.1	99.8
Operating income	1.5	0.2	Operating income	1.9	0.2
Other expense, net	2.3	2.6	Other expense, net	2.8	3.2
Equity in income of affiliate	0.2	0.0	Equity in income of affiliate	0.2	0.0
Loss before income taxes	(0.6)	(2.4)	Loss income before income taxes	(0.7)	(3.0)
Income tax benefit	(0.2)	(0.8)	Income tax benefit	(0.2)	(1.0)
Net loss	(0.4%)	(1.6%)	Net loss	(0.5)%	(2.0%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($35.1 million and $32.0 million in the three months ended March 31, 2012 and 2011, respectively).

Revenue
For the quarter ended March 31, 2012, total revenue increased $0.6 million, or 0.4%, to $157.0 million from $156.4 million in the 2011 period.  Freight revenue decreased $2.5 million, or 2.0%, to $121.9 million in the three months ended March 31, 2012, from $124.4 million in the same period in 2011.  The decrease resulted from a $0.7 million decrease in freight revenues from our Truckload segment and $1.8 million less revenue from Solutions.

The decrease in Truckload revenue relates to a 3.7% decrease of our average tractor fleet substantially offset by a 2.1% increase in average freight revenue per tractor per week.   Average freight revenue per tractor per week increased to $3,044 during the 2012 quarter from $2,980 during the 2011 quarter.  Average freight revenue per total mile increased by 7.7 cents per mile, or 5.8%, compared to the 2011 quarter, while average miles per unit decreased by 2.4%. The main factors impacting utilization were a decrease in fleet size, the percentage of our fleet comprised of team-driven tractors, and a shorter length of haul.  Also, our non-revenue miles percentage increased by 40 basis points as compared to the first quarter of 2011, while a higher percentage of our fleet was seated with drivers as we finished the 2012 quarter.

The decrease in Solutions revenue related primarily to the termination of an agency relationship in January 2012 and a difficult comparison to the first quarter of 2011, when Solutions handled the nationwide launch of Allegra to the over-the-counter market.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
The increase in salaries, wages, and related expenses as a percentage of freight revenue in the first quarter of 2012 compared to the first quarter of 2011 is the result of an increase in driver wages of 2.3 cents per mile due to pay adjustments since the first quarter of 2011 and the fixed nature of certain of our pay to student drivers and other driver incentives. In addition, we experienced a $1.1 million, or 1.4 cent per mile, increase in workers’ compensation expense related to adverse claims development in the 2012 quarter.  The other expense items in salaries, wages, and related expenses, including non-driver wages are relatively fixed in nature and were flat period-over-period, causing them to be more per mile period-over-period and/or as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may increase as we look to reduce the number of unseated trucks in our fleet and do so in a tight market for drivers.

Fuel expense
We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers do not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the Department of Energy averaged approximately $0.35/gallon, or 9.7%, higher in the first quarter of 2012 compared with the 2011 quarter. With improved fuel economy, benefits from fuel hedging, and improved fuel surcharge recovery, we were able to reduce our per mile cost of fuel, net of fuel surcharge revenue, by approximately 5.0 cents per company mile compared with the first quarter of 2011.

Additionally, $0.8 million of gain, net of tax, was reclassified from accumulated other comprehensive income to results of operations as a reduction in fuel expense during the three months ended March 31, 2012 related to gains on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition, we recorded $0.2 million of ineffectiveness on the contracts that existed at March 31, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. In the 2011 quarter, $0.5 million of gain, net of tax was reclassified from accumulated other comprehensive income to earnings.

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

Revenue equipment rentals and purchased transportation
The increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $1.2 million increase in tractor and trailer equipment rental expense and a $3.0 million increase in payments to independent contractors, partially offset by a $1.0 million decrease in payments to third-party transportation providers.  We had financed approximately 349 tractors and 4,067 trailers under operating leases at March 31, 2012, compared with 60 tractors and 4,612 trailers under operating leases at March 31, 2011.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Payments to third-party transportation providers decreased in the 2012 period from the 2011 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers.  Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through that are a component of the related expense, off-set by reduced miles per unit.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow in 2012, which could increase this line item as a percentage of revenue.

Operating taxes and licenses
Operating taxes and licenses decreased in the aggregate and as a percentage of freight revenue due to the reduction in the average tractor count by 119 units when comparing the 2012 quarter to 2011, including the addition of approximately 80 owner operator units since the first quarter of 2011.  The combination provides for approximately 200 less company units on which taxes and licenses are due.  Additionally, the fluctuation is the result of the costs having a high fixed component, while freight revenue decreased period-over-period.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in the first quarter of 2012 when compared to the first  quarter of 2011 as a percentage of freight revenue.  Insurance and claims per mile cost increased to 11.8 cents per mile in the first quarter of 2012 from 9.8 cents per mile in the first quarter of 2011. The increase related to fewer miles in the 2012 quarter to cover the fixed cost related to premiums and an increase in our cumulative development factor since the first quarter of 2011as a result of additional claims reserves required where new information or settlements led to increased expenses on past claims. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.  Our decision with respect to the policy release premium refund associated with the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy could significantly impact insurance and claims expense in the second or third quarter of 2012, should we elect to commute the policy and receive a return of $4.0 million of previously expensed premium. The precise impact on our insurance and claims expense is difficult to quantify as the $4.0 million premium return would be offset by any reserve adjustments we determine are necessary for claims that become our responsibility if the policy is commuted.  We expect to make the decision on whether to commute in the second or third quarter of 2012, at which time we will have an assessment of the necessary reserve adjustments and the extent of the offset to the premium return.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $2.0 million in the 2012 period from the 2011 period, as a result of fewer owned tractors on our consolidated condensed balance sheet (2,362 and 2,837 tractors at March 31, 2012 and 2011, respectively), and partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment, totaling $3.0 million in the first quarter of 2012, were $1.2 million higher than the 2011 period due to a $2.4 million gain on the sale of a terminal and less gains on the sale of revenue equipment than the 2011 period.  While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the remainder of 2012 are expected to be significantly lower than the comparable periods in 2011, given a smaller number of tractors being traded due to our relatively young fleet age.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The increase in the cash flow from operations and investing activities resulted in $13.6 million less net debt (debt less cash) at March 31, 2012 when compared to March 31, 2011 and when combined with a reduced weighted average interest rate, interest expense decreased $0.6 million period-over-period.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three months ended March 31, 2012.  Given TEL’s growth over the past two years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax benefit
The difference in the tax benefit recognized in 2012 compared to 2011 is primarily related to the $2.8 million decrease in the pre-tax loss in the 2012 period compared to the 2011 period, resulting from the aforementioned improvements in operating income, reduced interest expense and contribution from TEL’s earnings.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2012 TO THREE MONTHS ENDED MARCH 31, 2011

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended March 31,
	2012	2011
Total Revenues:
Asset-Based Truckload Services	$152,377	$149,885
Solutions	4,654	6,506

Total	$157,031	$156,391

Operating Income
Asset-Based Truckload Services	$6,195	$3,151
Solutions	1	578
Unallocated Corporate Overhead	(3,839)	(3,428)

Total	$2,357	$301

Total revenue in our asset-based operations increased to $152.4 million, an increase of $2.5 million compared with the first quarter of 2011.  This increase consisted of higher fuel surcharge revenue of $3.2 million offset by lower freight revenues of $0.7 million. The $0.7 million decrease in freight revenues related to a 3.7% decrease of our average tractor fleet substantially offset by a 2.1% increase in average freight revenue per tractor per week.   Average freight revenue per tractor per week increased to $3,044 during the 2012 quarter from $2,980 during the 2011 quarter.  Average freight revenue per total mile increased by 7.7 cents per mile, or 5.8%, compared to the 2011 quarter, while average miles per unit decreased by 2.4%. The main factors impacting the reduced utilization were a decrease in the percentage of our fleet comprised of team-driven tractors and a shorter length of haul. Our non-revenue miles percentage increased by 40 basis points as compared to the first quarter of 2011, while a higher percentage of our fleet was seated with drivers as we finished the 2012 quarter.

Our asset-based operations experienced cost pressure in several areas. Salaries, wages and related expenses increased approximately 4.2 cents per mile due to driver pay adjustments since the first quarter of 2011 and higher workers’ compensation expense.  Insurance and claims per mile cost increased to 11.8 cents per mile in the first quarter of 2012 from 9.8 cents per mile in the first quarter of 2011. The increase related to additional claims reserves where new information or settlements led to increased expenses on past claims. Operations and maintenance expense increased approximately 1.0 cent per mile compared with the first quarter of 2011 primarily because of inflationary pressures related to tires and vehicle parts.  Offsetting a portion of the higher costs were significant decreases in net fuel costs and capital costs. For fuel, higher costs at the pump were offset by fuel efficiencies and benefits from our hedging strategies that led to a decrease in our net per mile cost of fuel. With improved fuel economy, benefits from fuel hedging, and improved fuel surcharge recovery, we were able to reduce our per mile cost of fuel, net of fuel surcharge revenue, by approximately 5.0 cents per company mile compared with the first quarter of 2011. Capital costs (combined depreciation and amortization, revenue equipment rentals and interest expense) decreased by approximately $2.6 million. The decrease was a combination of a reduction in the size of our tractor and trailer fleets and a $2.4 million gain on sale of our Long Beach, California terminal in the month of March 2012, partially offset by a $1.2 million decrease in gains on sale of revenue equipment.  The terminal sale is part of an overall program of optimizing our network assets to reflect changes in freight patterns and customer needs as well as to seek improved returns on invested capital.

Solutions revenue decreased 28.5%, to $4.7 million from $6.5 million, for the three months ended March 31, 2012, as compared with the same period in the prior year.  Operating income was approximately break-even compared with operating income of $0.6 million in the first quarter of 2011. The decrease in revenue related primarily to the termination of an agency relationship in January 2012 and a difficult comparison to the first quarter of 2011, when Solutions handled the nationwide launch of Allegra to the over-the-counter market. Solutions’ gross margins weakened slightly as purchased transportation was 76.9% of revenue in the current quarter, compared with 75.3% of revenue in the prior year quarter.  Solutions’ other operating expenses as a percentage of revenue increased to 23.1% of total revenue in the first quarter of 2012 from 15.8% of total revenue in the first quarter of 2011, primarily because the decrease in revenue from the agency loss corresponded with an investment in additional personnel to expand the capacity and range of services offered to our customers and carrier base.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at March 31, 2012, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $35.0 million and $42.1 million at March 31, 2012 and December 31, 2011, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2012, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at March 31, 2012, we believe there is significant flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced.  We had approximately $11.9 million in borrowings outstanding under the Credit Facility as of March 31, 2012, undrawn letters of credit outstanding of approximately $38.4 million, and available borrowing capacity of $26.9 million.  Our intra-period borrowings on the Credit Facility have ranged between $11.9 and $25.0 million during the first quarter of 2012.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were higher in 2012 than 2011, due to net loss in the 2012 period of $0.6 million compared to a net loss in the 2011 period of $2.5 million.  Depreciation and amortization was lower in the 2012 period, primarily due to having 475 less owned tractors at March 31, 2012 compared to 2011, while gain on the sale of property and equipment was higher as the result of selling a terminal property that provided for a $2.4 million pre-tax gain. The fluctuations in accounts payable and accrued expenses primarily related to the timing of payment of various accrued expenses, including  payment in the 2011 period of incentive compensation related to the achievement of 2010 performance targets with no such related payments in the 2012 period.  The fluctuation in cash flows associated with insurance and claims accruals relates to higher expense in the 2012 period, a large portion of which relates to accruals for claims that have not been paid, while several large claims were settled and paid in the first quarter of 2011. Our decision with respect to the policy release premium refund associated with the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy could impact our cash flows from operating activities in future periods.

The significant fluctuation in net cash flows associated with investing activities was primarily the result of net disposals of approximately 208  tractors in the 2012 period, compared to net purchases of approximately 7 tractors and in the 2011 period and the aforementioned sale of a terminal facility which provided $5.4 million in cash proceeds.  With an average fleet age of 1.8 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.  We have not finalized our decisions on how to finance the 2012 fleet plan; however, the ultimate decision will impact cash flows from investing activities in 2012.  Given the large trade package in 2011 and carryover of assets held for sale into 2012, we expect net cash used to acquire equipment will decrease significantly in 2012 compared to 2011. If we are successful in growing our independent contractor fleet, our net cash used to acquire equipment could be further decreased.  Additionally, late in the second quarter of 2011, we purchased a 49% equity investment in TEL, a tractor and trailer equipment leasing company and used equipment reseller. The equity investment totaled $1.5 million, with future potential earn-out payments based on performance. The payment of the earn-outs and/or purchase options associated with our investment in TEL could impact our cash flows from investing activities.

The changes in net cash flows provided by financing activities were a function of a $22.9 million period-over-period change in the cash flows associated with the 2012 net repayments and 2011 net borrowings on our revolving credit facility, which is directly related to the increase in cash flows from operations discussed above.  Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable used $26.5 million in the 2012 period, compared to $13.5 million in the 2011 period, primarily related to the trade cycle of the Company’s revenue equipment and cash flows from investing discussed above.

Material Debt Agreements

In September 2008, we and substantially all of our subsidiaries (collectively, the "Borrowers") entered into a Third Amended and Restated Credit Facility (the “Credit Facility”) with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $11.9 million in borrowings outstanding under the Credit Facility as of March 31, 2012, undrawn letters of credit outstanding of approximately $38.4 million, and available borrowing capacity of $26.9 million. The interest rate on outstanding borrowings as of March 31, 2012 was 3.0% on the $10.0 million of LIBOR loans and 5.0% on the $1.9 million of base rate loans.

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

In the past, we have had difficulty achieving profitability, causing us to risk breaching our fixed charge coverage ratio covenant.  To avoid such breach, we have worked with our Lenders to obtain multiple amendments and waivers to the Credit Facility in return for higher interest rates, fees, and additional restrictions.  In the fourth quarter of  2011, we entered into a fifth amendment that prevented a default of our fixed charge coverage ratio for the twelve months ended September 30, 2011, by adjusting the fixed charge coverage ratio for that period to 0.95 to 1.0 from 1.0 to 1.0.  Subsequent to the fifth amendment, we entered into a sixth amendment to our Credit Facility that revised the definitions underlying our fixed charge coverage ratio, which we expect to provide us with additional flexibility under this covenant going forward.  However, the sixth amendment also added the consolidated leverage ratio covenant discussed above, which could restrict our ability to incur additional indebtedness, undertake acquisitions, or make other capital investments to the extent such indebtedness, acquisitions, or capital investments would cause the leverage ratio to exceed the specified maximum. In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees and expenses of approximately $0.3 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2012 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2012 to December 2016. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $138.2 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2012, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At March 31, 2012, we had financed 349 tractors and 4,513 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the first quarter increased to $4.4 million in 2011 from $3.2 million in the 2011 period. The total amount of remaining payments under operating leases as of March 31, 2012 was approximately $75.3 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of March 31, 2012, there were approximately $3.9 million of residual value guarantees under the operating leases.  The present value of these future lease payments and their residual value guarantees was approximately $55.7 million at March 31, 2012.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2012, there were no material changes in our commitments or contractual liabilities

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our consolidated condensed financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2012, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2011 Annual Report on Form 10-K.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  Historically, during September and October, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, as we have seen increases in demand at varying times based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

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

We recognize all derivative instruments at fair value on our consolidated condensed balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in our consolidated condensed statements of operations.

At March 31, 2012, we had forward futures swap contracts on approximately 8.3 million gallons for the remainder of 2012 or approximately 18.7% of our projected remaining 2012 fuel requirements.

During the first quarter of 2012, we sold certain of our contracts related to the forecasted purchase of diesel fuel in the second quarter of 2012 to lock-in the related gains. The remaining gains totaling approximately $0.4 million represent additional hedges of 1.3 million gallons for 2012, or approximately 2.9% percent of our projected remaining 2012 fuel requirements.

The gains on the contracts liquidated in the first quarter of  2012 along with the fair value of the contracts that were in effect at March 31, 2012, which had a fair value of approximately $2.9 million and are included in other assets in the consolidated condensed balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.8 million and $0.5 million were reclassified from accumulated other comprehensive income into our results of operations for the three  months ended March 31, 2012 and 2011, respectively, related to gains on contracts that expired. In addition to the amounts reclassified into our results of operations for the three months ended March 31, 2012 as reductions in fuel expense; we recorded $0.2 million of ineffectiveness on the contracts that existed at March 31, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of  March 31, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $2.1 million of gains on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on our expected fuel consumption for the remainder of 2012, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $5.3 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $215.5 million of debt and capital leases, we had $14.5 million of variable rate debt outstanding at March 31, 2012, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

On March 13, 2012, a jury in the United States District Court for the District of Arizona entered a damage award of approximately $13.2 million related to a claim filed on December 8, 2009 by Carrie Bachrach and Randolph Bachrach, as plaintiffs, versus Covenant Transport, Inc. and one of our former drivers, as defendants. The damage award arises out of an accident that occurred in September 2008, involving a truck operated under Covenant’s authority. Under the terms of the commercial trucking insurance program that we had in place in 2008, we retained liability for up to $4.0 million with respect to the accident. We have third party insurance in place covering all amounts of the damage award in excess of such retention, excluding our pro-rata share of related out-of-pocket expenses. We recorded a $4.0 million charge representing our self-insured retention in respect of this accident in the consolidated financial results of the Company in 2008. Accordingly, the Company’s exposure was previously recorded and therefore the damage award did not impact the operating results for our 2012 first quarter. Under the terms of our insurance policies, the Company is the primary obligor of the amount of the damage award, and as such, the Company has reported a $13.2 million receivable from the third party insurance provider in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheet at March 31, 2012. The Company and its insurers are evaluating alternatives, including appeal of the damage award. No assurances can be given regarding the outcome of such appeal.

ITEM 1A.                   RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2011, in the section entitled Item 1A. Risk Factors, describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.                      DEFUALTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	(3)
Seventh Amendment to Third Amended and Restated Credit Agreement, dated effective as of March 29, 2012, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A. as agent

31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Form 10-K, filed March 17, 2008.
(2)	Incorporated by reference to Form 10-Q, filed May 13, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed April 2, 2012.
#	Filed herewith.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 14, 2012	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer in his capacity as such and on behalf of the issuer.