Form 10-Q
period 2012-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2012-08-14
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 10, 2012).
Class A Common Stock, $.01 par value: 12,406,936 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2012 (unaudited)	December 31, 2011
Current assets:
Cash and cash equivalents	$4,386	$3,895
Accounts receivable, net of allowance of $1,547 in 2012 and $1,711 in 2011	74,184	64,676
Drivers' advances and other receivables, net of allowance of $807 in 2012 and $730 in 2011	3,456	5,711
Inventory and supplies	4,350	4,611
Prepaid expenses	11,226	8,002
Assets held for sale	13,693	16,891
Deferred income taxes	2,968	4,383
Income taxes receivable	11	232
Total current assets	114,274	108,401

Property and equipment, at cost	406,063	440,051
Less: accumulated depreciation and amortization	(126,560)	(117,748)
Net property and equipment	279,503	322,303

Other assets, net	10,102	9,121
Total assets	$403,879	$439,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$8,041	$5,963
Accounts payable	9,953	8,752
Accrued expenses	26,499	23,272
Current maturities of long-term debt	76,363	96,258
Current portion of capital lease obligations	2,025	1,957
Current portion of insurance and claims accrual	16,208	14,303
Total current liabilities	139,089	150,505

Long-term debt	95,311	128,167
Long-term portion of capital lease obligations	15,099	16,129
Insurance and claims accrual	16,350	13,734
Deferred income taxes	43,987	42,670
Other long-term liabilities	4,807	1,565
Total liabilities	314,643	352,770
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,403,205 shares outstanding as of June 30, 2012 and 12,371,552 shares outstanding as of December 31, 2011	143	143
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,660	89,535
Treasury stock at cost; 1,065,885 shares and 1,097,538 shares as of June 30, 2012 and December 31, 2011, respectively	(14,037)	(14,445)
Accumulated other comprehensive (loss) income	(1,913)	50
Retained earnings	15,359	11,748
Total stockholders' equity	89,236	87,055
Total liabilities and stockholders' equity	$403,879	$439,825

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2012	2011	2012	2011
Revenue:
Freight revenue	$134,220	$133,630	$256,120	$258,048
Fuel surcharge revenue	37,081	39,235	72,212	71,208
Total revenue	$171,301	$172,865	$328,332	$329,256

Operating expenses:
Salaries, wages, and related expenses	53,396	54,474	105,558	106,215
Fuel expense	48,217	56,301	96,572	106,973
Operations and maintenance	11,256	10,715	21,667	20,888
Revenue equipment rentals and purchased transportation	22,000	15,459	39,178	29,436
Operating taxes and licenses	3,037	3,014	5,434	6,116
Insurance and claims	6,133	11,193	15,989	19,883
Communications and utilities	1,176	1,248	2,375	2,583
General supplies and expenses	3,846	3,981	7,598	7,849
Depreciation and amortization, including gains and losses on disposition of equipment	11,181	9,246	20,545	21,778
Total operating expenses	160,242	165,631	314,916	321,721
Operating income	11,059	7,234	13,416	7,535
Other (income) expenses:
Interest expense	3,355	3,926	6,873	8,022
Interest income	-	(10)	-	(32)
Other (income) expense, net	(5)	(15)	(15)	(43)
Other expenses, net	3,350	3,901	6,858	7,947
Equity in income of affiliate	425	125	670	125
Income (loss) before income taxes	8,134	3,458	7,228	(287)
Income tax expense	3,883	1,803	3,617	522
Net income (loss)	$4,251	$1,655	$3,611	$(809)

Income (loss) per share:
Basic net income (loss) per share	$0.29	$0.11	$0.25	$(0.06)
Diluted net income (loss) per share	$0.29	$0.11	$0.24	$(0.06)
Basic weighted average shares outstanding	14,732	14,702	14,727	14,657
Diluted weighted average shares outstanding	14,787	14,833	14,796	14,657

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2012	2011	2012	2011

Net income (loss)	$4,251	$1,655	$3,611	$(809)

Other comprehensive income (loss):

Unrealized gain (loss) on effective portion of fuel hedge, net of tax of $274 and $158 in 2012 and $194 and $441 in 2011, respectively	713	506	(412)	1,149

Reclassification of fuel hedge gain into statement of operations, net of tax of $228 and $596 in 2012 and $339 and $511 in 2011, respectively	(594)	(862)	(1,551)	(1,322)

Total other comprehensive income (loss)	119	(356)	(1,963)	(173)

Comprehensive income (loss)	$4,370	$1,299	$1,648	$(982)

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity

Balances at December 31, 2011	$143	$24	$89,535	$(14,445)	$50	$11,748	$87,055

Comprehensive income:

Net income	-	-	-	-	-	3,611	3,611

Other comprehensive loss	-	-	-	-	(1,963)	-	(1,963)

Stock-based employee compensation expense	-	-	434	-	-	-	434

Issuance of restricted shares	-	-	(309)	408	-	-	99

Balances at June 30, 2012	$143	$24	$89,660	$(14,037)	$(1,913)	$15,359	$89,236

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands)

	Six months ended June 30, (unaudited)
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,611	$(809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	296	358
Deferred gain on sales to equity method investee	24	-
Depreciation and amortization	24,387	26,768
Amortization of deferred financing fees	246	197
Deferred income tax expense	3,952	378
Income tax benefit arising from restricted share vesting	-	(432)
Reversal of deferred gain on fuel hedges	-	(623)
Unrealized loss on ineffective portion of fuel hedges	200	-
Casualty premium credit	(4,000)	-
Stock-based compensation expense	534	876
Equity in income of affiliate	(670)	(125)
Gain on disposition of property and equipment	(3,842)	(4,990)
Changes in operating assets and liabilities:
Receivables and advances	(7,328)	(4,424)
Prepaid expenses and other assets	(158)	1,912
Inventory and supplies	261	(143)
Insurance and claims accrual	4,521	(1,226)
Accounts payable and accrued expenses	4,234	(4,956)
Net cash flows provided by operating activities	26,268	12,761

Cash flows from investing activities:
Acquisition of property and equipment	(10,939)	(44,969)
Investment in affiliated company	(1,000)	(1,500)
Return of investment in affiliated company	139	-
Proceeds from disposition of property and equipment	37,685	32,829
Net cash flows provided by /(used in) investing activities	25,885	(13,640)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	2,078	2,531
Proceeds from issuance of notes payable	250	23,657
Income tax benefit arising from restricted share vesting	-	432
Repayments of notes payable	(43,142)	(45,581)
Repayments of capital lease obligations	(962)	(728)
(Repayments)/proceeds under revolving credit facility, net	(9,859)	14,036
Payment of minimum tax withholdings on stock compensation	-	(540)
Debt refinancing costs	(27)	(8)
Net cash used in financing activities	(51,662)	(6,201)

Net change in cash and cash equivalents	491	(7,080)

Cash and cash equivalents at beginning of period	3,895	9,361

Cash and cash equivalents at end of period	$4,386	$2,281

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income (loss) - In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05. Under ASU 2011-05, an entity has the option to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss). In December 2011, the FASB issued ASU 2011-12, which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income (loss) while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented.  We adopted this guidance in the first quarter of 2012 and have presented a separate statement of comprehensive income (loss), which contains net income (loss) and comprehensive income (loss). This accounting guidance only impacted presentation and did not have an impact on our consolidated balance sheets, results of operations, stockholders’ equity or cash flows.

Note 2.	Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income (loss) per share for the three and six months ended June 30, 2012 and 2011 excludes all unexercised options and approximately 200,000 and 104,000 unvested shares, respectively, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$4,251	$1,655	$3,611	$(809)
Denominator:
Denominator for basic earnings per share – weighted- average shares	14,732	14,702	14,727	14,657
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	55	131	69	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,787	14,833	14,796	14,657

Basic income (loss) per share:	$0.29	$0.11	$0.25	$(0.06)
Diluted income (loss) per share:	$0.29	$0.11	$0.24	$(0.06)

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total Revenues:
Truckload	$163,798	$165,459	$316,175	$315,344
Solutions	7,503	7,406	12,157	13,912

Total	$171,301	$172,865	$328,332	$329,256

Operating Income (Loss):
Truckload	$11,333	$12,124	$17,527	$15,273
Solutions	(152)	251	(151)	830
Unallocated Corporate Overhead	(122)	(5,141)	(3,960)	(8,568)

Total	$11,059	$7,234	$13,416	$7,535

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

Our liability recorded for uncertain tax positions as of June 30, 2012 has not changed significantly in amount or composition since December 31, 2011.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at June 30, 2012, except for $0.3 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.    Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative (liabilities) assets	June 30, 2012	December 31, 2011
Fair Value of Derivatives	$(3,301)	$82
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(3,301)	$82
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $5.7 million of factoring receivables at June 30, 2012, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At June 30, 2012, the retained amounts related to factored receivables totaled $0.3 million and were included in accounts payable in the condensed consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the Facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

At June 30, 2012, we had forward futures swap contracts on approximately 6.0 million gallons for the remainder of 2012 or approximately 20% of our projected remaining 2012 fuel requirements and 12.1 million gallons for 2013 or approximately 22% of our projected 2013 fuel requirements.

The fair value of the contracts that were in effect at June 30, 2012, which had a fair value of approximately ($3.3) million and are included in other liabilities in the consolidated condensed balance sheet, are included in accumulated other comprehensive income (loss), net of tax.  Additionally, $1.0 million and $1.8 million were reclassified from accumulated other comprehensive income (loss) into our results from operations for the three and six months ended June 30, 2012, respectively, related to gains on contracts that expired. In addition to the amounts reclassified into our results of operations as reductions in fuel expense, we recorded $0.4 million and $0.2 million of unfavorable ineffectiveness for the three and six months ended June 30, 2012, on the contracts that existed at June 30, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income (loss) as of  June 30, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $1.3 million of losses on derivative instruments from accumulated other comprehensive loss into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.   Debt

Current and long-term debt consisted of the following at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$6,031	$-	$15,890	$-
Revenue equipment installment notes with finance companies; weighted average interest rate of 5.8% and 5.7% at June 30, 2012, and December 31, 2011, respectively, due in monthly installments with final maturities at various dates ranging from July 2012 to December 2016, secured by related revenue equipment	69,859	92,865	80,003	125,666
Real estate note; interest rate of 2.7% and 2.8% at June 30, 2012, and December 31, 2011, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,111	365	2,258
Other note payable, interest rate of 3.0% at June 30, 2012, and December 31, 2011, with fixed maturity at November 2016	108	335	-	243
Total debt	76,363	95,311	96,258	128,167

Capital lease obligations, secured by related revenue equipment	2,025	15,099	1,957	16,129
Total debt and capital lease obligations	$78,388	$110,410	$98,215	$144,296

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $6.0 million in borrowings outstanding under the Credit Facility as of June 30, 2012, undrawn letters of credit outstanding of approximately $37.2 million, and available borrowing capacity of $38.2 million.  The interest rate on outstanding borrowings as of June 30, 2012 was 3.0% on the $6.0 million of LIBOR loans and 5.0% on the $31,000 of base rate loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2012 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2012 to December 2016. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $123.5 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2012, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At June 30, 2012, 423,620 of the aforementioned 800,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2021.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended June 30, 2012 and 2011 of approximately $0.3 million and for the six months ended June 30, 2012 and 2011 of approximately $0.4 million and $0.8 million, respectively.  The expense in the 2011 period includes $0.1 million related to awards issued to non-employees. The fair value of our liability for these awards was fully recognized at March 31, 2011 as there are no continuing service requirements associated with these awards. Changes in the fair value of the liability that occur in the future will be recognized as compensation cost during the period in which the changes occur. We re-measure the liability for the outstanding awards at the end of each reporting period based on the closing price of our Class A common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $0.1 million at June 30, 2012 and is included in accrued expenses in the accompanying consolidated condensed balance sheet. An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the consolidated condensed statements of operations for the three and six months ended June 30, 2012 and 2011, as it related to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to forfeit receipt of 307 shares of Class A common stock at a weighted average per share price of $3.20 based on the closing price of our Class A common stock on the date the shares vested in 2012, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted a deminimus amount to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.    Equity Method Investment

On May 31, 2011, we acquired a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL") for $1.5 million in cash. Additionally, TEL’s majority owners are eligible to receive an earn-out of up to $4.5 million over two years, of which $1.0 million was paid in the second quarter of 2012 based upon 2011 performance. Earn-out payments increase our investment balance. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding or assets. Under the acquisition agreement, we have an option to acquire 100% of TEL between January 1, 2013 and May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before income and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners’ have the option to acquire our interest based on the same terms detailed above. During the six month period ended June 30, 2012, we sold tractors and trailers to TEL for $5.6 million and deferred $0.1 million in gains on the tractors and trailers sold to TEL until the equipment is subsequently sold to a third party.  The deferred gains are being carried as a reduction in our investment in TEL.  At June 30, 2012 and December 31, 2011, we had a receivable from TEL for $1.1 million and $0.6 million related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2012 net income, or $0.7 million. Our investment in TEL, totaling $2.9 million, net of $0.6 million of deferred gains, and $2.4 million, net of $0.6 million of deferred gains, at June 30, 2012 and December 31, 2011, respectively, is included in other assets in the accompanying consolidated condensed balance sheets. In the second quarter of 2012, we received an equity distribution from TEL of $0.1 million that was distributed to each member based on their respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings.

See TEL’s summarized financial information below.

(in thousands)	As of and for the six months ended June 30, 2012
Current Assets	$3,417
Non-current Assets	20,789
Current Liabilities	2,174
Non-current Liabilities	19,718
Total Equity	$2,314
Revenue	$30,986
Operating Expenses	29,142
Operating Income	1,844
Net Income	$1,413

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

On December 9, 2009, Carrie Bachrach and Randolph Bachrach filed suit against Covenant Transport, Inc. and one of the Company's former drivers seeking damages in connection with an accident that occurred in September 2008, involving a truck operated under Covenant’s authority. On March 13, 2012, a jury in the United States District Court for the District of Arizona entered a damage award of approximately $13.2 million in favor of the plaintiffs. On June 18, 2012, the United States District Court for the District of Arizona granted our request for remittitur totaling $1.6 million or a new trial. In July 2012, both plaintiffs rejected the remittitur and requested a new trial.

Under the terms of the commercial trucking insurance program that we had in place in 2008, we retained liability for up to $4.0 million with respect to the accident. We have third party insurance in place covering all amounts of the damage award in excess of such retention, excluding our pro-rata share of related out-of-pocket expenses. We recorded a $4.0 million charge representing our self-insured retention in respect of this accident in the consolidated financial results of the Company in 2008. Accordingly, the Company’s exposure was previously recorded and therefore the damage award did not impact the operating results for the three or six months ended June 30, 2012. Under the terms of our insurance policies, the Company is the primary obligor of the amount of the damage award, and as such, the Company has recorded a $1.6 million receivable from the third party insurance provider in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheet at June 30, 2012.  A date for the retrial has not been set and the results of the trial cannot be estimated.

Our primary auto liability insurance policy includes a policy release premium refund of up to $4.0 million per policy year, if certain loss levels are not met and we were to commute the policy. This policy includes coverage for occurrences in excess of $1.0 million up to $10.0 million per policy year and any claims in excess of $20.0 million. We did not elect to commute the policy for the April 1, 2010 through March 31, 2011 policy year. However, in June 2012 we commuted the policy for April 1, 2011 through March 31, 2012 policy year and as such are responsible for all claims that occurred during that policy year, excluding any claims between $10.0 million  and $20.0 million, should such a claim develop. We recorded a $4.0 million reduction in insurance and claims expense in the second quarter of 2012 related to the commutation, net of reserve movements resulting from changes in estimates surrounding the diligence around the decision to commute the policy.  The insurer did not remit the premium refund directly to the Company, but rather applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2012.

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

Executive Overview

The financial results of the second quarter of 2012 marked our best financial performance in several years. While the pace of economic growth remains uncertain and the driver market is extremely tight, we believe the trucking economy’s freight demand and capacity remain closely in balance. Regulatory issues, increasing costs and the tight driver market have limited trucking capacity to an extent that yield improvements have been available in most markets to carriers with excellent customer service.

Total revenue in our asset-based operations decreased to $163.8 million, a decrease of $1.7 million compared with the second quarter of 2011.  This decrease consisted of lower fuel surcharge revenue of $2.2 million offset by higher freight revenues of $0.5 million. The $0.5 million increase in freight revenues related to a 4.3% increase in average freight revenue per tractor per week, partially offset by a 3.7% decrease of our average tractor fleet. Considering our team count was down approximately 5% compared to the 2011 quarter and our fleet was almost 100% EOBR-equipped this quarter compared to approximately 50% for the 2011 quarter, we were pleased with our utilization results.  Even with the solid performance, we still have room to improve utilization, especially within our solo fleets.  The combination of a solid freight market and good service by all our divisions enabled us to improve our freight revenue per total mile by 5.4%.  We believe that long-term pricing needs to continue to increase in order to attract and retain qualified drivers for the industry, and we hope to continue achieving year-over-year rate increases for the remainder of the year.  Improvement in average freight revenue per tractor per week gives us increasing confidence that the reduced efficiencies resulting from the system conversion that the Covenant Transport division undertook midway through 2011 are now behind us.

The quarter’s results were also impacted by favorable fuel costs and insurance and claims costs. Net fuel cost (fuel and fuel tax, less fuel surcharge revenue) provided a significant benefit during the 2012 quarter, improving by approximately 5.5 cents per company mile compared with the second quarter of 2011.  The reduced expense is the result of a decline in fuel prices throughout the quarter and the related lag effect in fuel surcharge collection, combined with gains from hedges and effectively managing idle time and out of route miles.  Additionally, our safety efforts produced our second lowest quarterly DOT accident rate per million miles.  Insurance and claims cost decreased to 7.0 cents per mile in the second quarter of 2012 from 12.2 cents per mile in the second quarter of 2011, primarily due to a credit of $4.0 million of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance. By commuting the policy, we received a credit of a portion of the premium in exchange for taking responsibility for the full amount of claims formerly covered by the policy, which exposes us to additional risk for all claims, excluding those between $10.0 million to $20.0 million, should any such claims arise.  In connection with commuting the policy, we recorded approximately $0.5 million of additional reserves relating to certain of the claims formerly covered by the policy.  The $3.5 million net difference in insurance and claims amounts to approximately 4.0 cents per mile, or 15 cents per diluted share. These favorable items were partially offset by a $2.3 million decrease in the gain on sale of property and equipment as a result of fewer trade units in the 2012 quarter than the 2011 quarter and used equipment prices declining from their peak in 2010 and early 2011.

Our asset-based operating ratio (operating expenses, net of fuel surcharge revenue, as a percentage of freight revenue) improved approximately 330 basis points to 91.2% for the second quarter of 2012, compared to the 2011 period.  Excluding gains on sale in both quarters, our asset-based operating ratio improved approximately 510 basis points. Excluding gains on sale in both quarters, and the approximately $3.5 million net favorable impact from the policy release on insurance and claims expense, our asset-based operating ratio improved approximately 240 basis points.

Additional items of note include the following:

●	We recorded operating income of $11.1 million, compared with operating income of $7.2 million for the second quarter of 2011.
●	We recorded net income of $4.3 million, or $0.29 per basic and diluted share. This compares with net income of $1.7 million, or $0.11 per basic and diluted share, in the second quarter of 2011.
●
Our Solutions brokerage subsidiary revenue increased by 1.3%, while its overall gross margin (purchased transportation divided by revenue) was relatively flat at 80% in the 2012 and 2011 periods.  Solutions other operating costs increased to 21.6% of revenue from 16.5% in the 2011 period, primarily because of the investment in additional personnel and related startup expenses to expand the capacity and range of services offered to our customers and carrier base.

●	Our equity investment in Transport Enterprise Leasing, LLC (“TEL”) provided $0.4 million of pre-tax earnings.
●
Since December 31, 2011, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations decreased by approximately $49.2 million to $247.7 million.  The average age of our tractor fleet was 1.9 years as of the end of the second quarter.

●	Our equity at June 30, 2012, was $89.2 million and our tangible book value was $88.6 million, or $6.01 per basic share.
●	We were in compliance with the financial covenants in our Credit Facility at June 30, 2012.

In summary, we are pleased with the results for the quarter. While we believe industry demand and capacity remain closely in balance, it is uncertain whether the economy will grow and the driver market will continue to tighten.  We will continue to focus on stabilizing our costs, improving our service and transitioning our assets and related capital to the areas that provide the best long-term return. We expect to be profitable for the second half of 2012.

Revenue and Expenses

We focus on targeted markets where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  We also generate revenue through a subsidiary that provides freight other services, including brokerage, less-than-truckload consolidation services, and accounts receivable factoring.

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

Revenue Equipment

At June 30, 2012, we operated 2,868 tractors and 6,776 trailers. Of such tractors, 2,145 were owned, 469 were financed under operating leases, and 254 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 1,925 were owned, 4,406 were financed under operating leases, and 445 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2012, our fleet had an average tractor age of 1.9 years and an average trailer age of 6.0 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2012 TO THREE MONTHS ENDED JUNE 30, 2011

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended June 30,			Three months ended June 30,
	2012	2011		2012	2011
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	31.2	31.5	Salaries, wages, and related expenses	39.8	40.7
Fuel expense	28.1	32.6	Fuel expense (1)	8.3	12.8
Operations and maintenance	6.6	6.2	Operations and maintenance	8.4	8.0
Revenue equipment rentals and purchased transportation	12.8	8.9	Revenue equipment rentals and purchased transportation	16.4	11.5
Operating taxes and licenses	1.8	1.8	Operating taxes and licenses	2.3	2.3
Insurance and claims	3.6	6.5	Insurance and claims	4.6	8.4
Communications and utilities	0.7	0.7	Communications and utilities	0.9	1.0
General supplies and expenses	2.2	2.3	General supplies and expenses	2.9	3.0
Depreciation and amortization	6.5	5.3	Depreciation and amortization	8.3	6.9
Total operating expenses	93.5	95.8	Total operating expenses	91.8	94.6
Operating income	6.5	4.2	Operating income	8.2	5.4
Other expense, net	2.0	2.3	Other expense, net	2.5	2.9
Equity in income of affiliate	0.3	0.1	Equity in income of affiliate	0.3	0.1
Income before income taxes	4.8	2.0	Income before income taxes	6.0	2.6
Income tax expense	2.3	1.0	Income tax expense	2.9	1.3
Net income	2.5%	1.0%	Net income	3.1%	1.3%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($37.1 million and $39.2 million in the three months ended June 30, 2012 and 2011, respectively).

Revenue
For the quarter ended June 30, 2012, total revenue decreased $1.6 million, or 0.9%, to $171.3 million from $172.9 million in the 2011 period.  Freight revenue increased $0.6 million, or 0.4%, to $134.2 million in the three months ended June 30, 2012, from $133.6 million in the same period in 2011.  The increase resulted from a $0.5 million increase in freight revenues from our Truckload segment and $0.1 million increase in revenue from Solutions.

The increase in Truckload revenue relates to a 4.3% increase in average freight revenue per tractor per week, partially offset by a 3.7% decrease of our average tractor fleet.   Average freight revenue per tractor per week increased to $3,335 during the 2012 quarter from $3,198 during the 2011 quarter.  Average freight revenue per total mile increased by 7.4 cents per mile, or 5.4%, compared to the 2011 quarter, while average miles per unit decreased by 1.0%. The main factors impacting utilization were a decrease in fleet size, the percentage of our fleet comprised of team-driven tractors, and a shorter length of haul.  Also, our non-revenue miles percentage increased by 80 basis points as compared to the second quarter of 2011, while a higher percentage of our fleet was seated with drivers as we finished the 2012 quarter.

Solutions revenue increased 1.3% to $7.5 million from $7.4 million in 2011; however, the mix of business has changed period over period as we have focused on diversifying Solutions service offerings to enhance value for both our customers and carrier base.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
The decrease in salaries, wages, and related expenses as a percentage of freight revenue in the second quarter of 2012 compared to the second quarter of 2011 is the result of a $1.5 million, or 1.6 cent per mile, decrease in workers’ compensation expense related to better claims experience, a reduction in our cumulative development factor, and an increase in the percentage of independent contractors in our total fleet. The decrease in workers’ compensation was partially offset by an increase in driver wages of 1.4 cents per mile due to pay adjustments since the second quarter of 2011 and the fixed nature of certain of our pay to student drivers and other driver incentives. The other expense items in salaries, wages, and related expenses, including non-driver wages are relatively fixed in nature and were flat period-over-period, causing them to be more per mile period-over-period and/or as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet and do so in a tight market for drivers.

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

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately $0.16/gallon, or 4.0%, lower in the second quarter of 2012 compared with the 2011 quarter. With improved fuel economy, benefits from fuel hedging, and slightly improved fuel surcharge recovery, we were able to reduce our per mile cost of fuel, net of fuel surcharge revenue, by approximately 5.5 cents per company mile compared with the second quarter of 2011.

Additionally, $1.0 million of gain, net of tax, was reclassified from accumulated other comprehensive income (loss) to results of operations as a reduction in fuel expense during the three months ended June 30, 2012 related to gains on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition, we recorded $0.4 million of unfavorable ineffectiveness on the contracts that existed at June 30, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. In the 2011 quarter, $0.9 million of gain, net of tax was reclassified from accumulated other comprehensive income to earnings and no adjustment for ineffectiveness was required.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which use diesel fuel for refrigeration but usually do not recover fuel surcharges on refrigeration fuel), and the success of fuel efficiency initiatives.

Revenue equipment rentals and purchased transportation
The increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $0.9 million increase in tractor and trailer equipment rental expense, a $5.2 million increase in payments to independent contractors, and a $0.5 million increase in payments to third-party transportation providers.  We had financed approximately 469 tractors and 4,406 trailers under operating leases at June 30, 2012, compared with 240 tractors and 4,673 trailers under operating leases at June 30, 2011.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through that are a component of the related expense, off-set by reduced miles per unit.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow in 2012, which could increase this line item as a percentage of revenue.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased in the second quarter of 2012 when compared to the second quarter of 2011 as a percentage of freight revenue.  Insurance and claims per mile cost decreased to 7.0 cents per mile in the second quarter of 2012 from 12.2 cents per mile in the second quarter of 2011 primarily due to a credit of $4.0 million of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance. By commuting the policy, we received a credit of a portion of the premium in exchange for taking responsibility for the full amount of claims formerly covered by the policy, which exposes us to additional risk.  In connection with commuting the policy, we recorded approximately $0.5 million of additional reserves relating to certain of the claims formerly covered by the policy.  The $3.5 million net difference in insurance and claims amounts to approximately 4.0 cents per mile, or 15 cents per diluted share. On a non-GAAP basis, applying the policy refund, net of the additional reserves, to the April 1, 2011 through March 31, 2012 policy year results in an average net cost per mile for insurance and claims of 9.3 cents for the last two policy years combined, the period we have been operating with a $1 million deductible for primary auto liability claims. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization increased as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $0.3 million in the 2012 period from the 2011 period, as a result of fewer owned tractors on our consolidated condensed balance sheet (2,399 and 2,809 tractors at June 30, 2012 and 2011, respectively), and partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment, totaling $0.9 million in the second quarter of 2012, were $2.3 million lower than the 2011 period due to a smaller trade package in the 2012 period and a softening in the used equipment market when compared to the last several years.  While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the remainder of 2012 are expected to be significantly lower than the comparable periods in 2011, given a smaller number of tractors being traded due to our relatively young fleet age. However, with a relatively young average tractor fleet age of 23 months at June 30, 2012, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The increase in the cash flow from operations and use of leases as opposed to on balance sheet financing in the past twelve months resulted in $29.9 million less net debt (debt less cash) at June 30, 2012 when compared to June 30, 2011 and when combined with a reduced weighted average interest rate, interest expense decreased $0.6 million period-over-period.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three months ended June 30, 2012.  Given TEL’s growth over the past two years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense
The difference in the tax expense recognized in 2012 compared to 2011 is primarily related to the $4.7 million increase in the pre-tax income in the 2012 period compared to the 2011 period, resulting from the aforementioned improvements in operating income, reduced interest expense and contribution from TEL’s earnings.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2012 TO SIX MONTHS ENDED JUNE 30, 2011

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Six months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	32.1	32.3	Salaries, wages, and related expenses	41.2	41.2
Fuel expense	29.4	32.5	Fuel expense (1)	9.5	13.9
Operations and maintenance	6.6	6.3	Operations and maintenance	8.5	8.1
Revenue equipment rentals and purchased transportation	11.9	8.9	Revenue equipment rentals and purchased transportation	15.3	11.4
Operating taxes and licenses	1.7	1.9	Operating taxes and licenses	2.1	2.4
Insurance and claims	4.9	6.0	Insurance and claims	6.2	7.7
Communications and utilities	0.7	0.8	Communications and utilities	1.0	1.0
General supplies and expenses	2.3	2.4	General supplies and expenses	3.0	3.0
Depreciation and amortization	6.3	6.6	Depreciation and amortization	8.0	8.4
Total operating expenses	95.9	97.7	Total operating expenses	94.8	97.1
Operating income	4.1	2.3	Operating income	5.2	2.9
Other expense, net	2.1	2.4	Other expense, net	2.7	3.1
Equity in income of affiliate	0.2	0.0	Equity in income of affiliate	0.3	0.0
Income (loss) before income taxes	2.2	(0.1)	Income (loss) before income taxes	2.8	(0.2)
Income tax expense	1.1	0.1	Income tax expense	1.4	0.2
Net income (loss)	1.1%	(0.2%)	Net income (loss)	1.4%	(0.4%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($72.2 million and $71.2 million in the six months ended June 30, 2012 and 2011, respectively).

Revenue
For the six month period ended June 30, 2012, total revenue decreased $0.9 million, or 0.3%, to $328.3 million from $329.2 million in the 2011 period.  Freight revenue decreased $1.9 million, or 0.7%, to $256.1 million in the six months ended June 30, 2012, from $258.0 million in the same period in 2011.  The decrease resulted from a $0.2 million decrease in freight revenues from our Truckload segment and $1.7 million less revenue from Solutions.

The decrease in Truckload revenue relates to a 3.8% decrease of our average tractor fleet substantially offset by a 3.2% increase in average freight revenue per tractor per week.   Average freight revenue per tractor per week increased to $3,188 during the 2012 period from $3,088 during the 2011 period.  Average freight revenue per total mile increased by 7.6 cents per mile, or 5.6%, compared to the 2011 period, while average miles per unit decreased by 1.7%. The main factors impacting utilization were a decrease in fleet size, the percentage of our fleet comprised of team-driven tractors, and a shorter length of haul.  Also, our non-revenue miles percentage increased by 80 basis points as compared to the 2011 period.

The decrease in Solutions revenue related primarily to a special project in 2011, where Solutions handled the nationwide launch of Allegra to the over-the-counter market and the loss of a large agent in January 2012.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
Salaries, wages, and related expenses as a percentage of freight revenue are consistent between the 2012 and 2011 periods. Driver wages have increased 2.3 cents per mile due to pay adjustments since the second quarter of 2011 and the fixed nature of certain of our pay to student drivers and other driver incentives.  Non-driver wages have also increased, as a result of incentive compensation tied to our results of operations. The other expense items in salaries, wages, and related expenses, including non-driver wages are relatively fixed in nature and were flat period-over-period, causing them to be more per mile period-over-period and/or as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs).  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet and do so in a tight market for drivers.

Fuel expense
We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the period; surcharges do not cover miles driven out-of-route by our drivers; and typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers do not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately $0.15/gallon, or 4.0%, higher in the first half of 2012 compared with the 2011.

Additionally, $1.8 million of gain, net of tax, was reclassified from accumulated other comprehensive income (loss) to results of operations as a reduction in fuel expense during the three months ended June 30, 2012 related to gains on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition, we recorded $0.2 million of ineffectiveness during the first half 2012 on the contracts that existed at June 30, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. In the first half of 2011, $1.3 million of gain, net of tax, was reclassified from accumulated other comprehensive income to earnings and no adjustment for ineffectiveness was required.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which use diesel fuel for refrigeration but usually do not recover fuel surcharges on refrigeration fuel), and the success of fuel efficiency initiatives.

Revenue equipment rentals and purchased transportation
The increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $2.0 million increase in tractor and trailer equipment rental expense and an $8.2 million increase in payments to independent contractors, partially offset by a $0.8 million decrease in payments to third-party transportation providers.  We had financed approximately 469 tractors and 4,406 trailers under operating leases at June 30, 2012, compared with 240 tractors and 4,673 trailers under operating leases at June 30, 2011.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Payments to third-party transportation providers decreased in the 2012 period from the 2011 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers. Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through that are a component of the related expense, off-set by reduced miles per unit.  This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow in 2012, which could increase this line item as a percentage of revenue.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased in the 2012 period when compared to the 2011 period as a percentage of freight revenue.  Insurance and claims per mile cost decreased to 9.4 cents per mile in the 2012 period from 11.0 cents per mile in the 2011 period primarily due to a credit of $4.0 million of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance. By commuting the policy, we received a credit of a portion of the premium in exchange for taking responsibility for the full amount of claims formerly covered by the policy, which exposes us to additional risk.  In connection with commuting the policy, we recorded approximately $0.5 million of additional reserves relating to certain of the claims formerly covered by the policy.  The $3.5 million net difference in insurance and claims amounts to approximately 2.1 cents per mile, thus excluding the policy release credit our insurance and claims costs were higher in the 2012 period than in the 2011 period, primarily as a result of certain prior period reserve movements and the unfavorable impact on our cumulative development factor. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization decreased slightly as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $2.3 million in the 2012 period from the 2011 period, as a result of fewer owned tractors on our consolidated condensed balance sheet (2,399 and 2,809 tractors at June 30, 2012 and 2011, respectively), partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment, totaling $3.8 million in the 2012 period, including of a $2.4 million gain on the sale of a terminal, were $1.1 million lower than the 2011 period due to a smaller trade package in the 2012 period and a softening in the used equipment market when compared to the last several years.  While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the remainder of 2012 are expected to be significantly lower than the comparable periods in 2011, given a smaller number of tractors being traded due to our relatively young fleet age.  With a relatively young average tractor fleet age of 23 months at June 30, 2012, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The increase in the cash flow from operations and use of leases as opposed to on balance sheet financing in the past twelve months resulted in $29.9 million less net debt (debt less cash) at June 30, 2012 when compared to June 30, 2011 and when combined with a reduced weighted average interest rate, interest expense decreased $1.1 million period-over-period.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three months ended June 30, 2012.  Given TEL’s growth over the past two years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense
The difference in the tax benefit recognized in 2012 compared to 2011 is primarily related to the $7.5 million increase in the pre-tax income in the 2012 period compared to the 2011 period, resulting from the aforementioned improvements in operating income, reduced interest expense and contribution from TEL’s earnings.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers.  Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2012 TO THREE AND SIX MONTHS ENDED JUNE 30, 2011

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total Revenues:
Truckload	$163,798	$165,459	$316,175	$315,344
Solutions	7,503	7,406	12,157	13,912

Total	$171,301	$172,865	$328,332	$329,256

Operating Income (Loss):
Truckload	$11,333	$12,124	$17,527	$15,273
Solutions	(152)	251	(151)	830
Unallocated Corporate Overhead	(122)	(5,141)	(3,960)	(8,568)

Total	$11,059	$7,234	$13,416	$7,535

Our truckload revenue decreased $1.7 million compared with the second quarter of 2011.  This decrease consisted of lower fuel surcharge revenue of $2.2 million and higher freight revenues of $0.5 million. The $0.5 million increase in freight revenues related to a 4.3% increase in average freight revenue per tractor per week, partially offset by a 3.7% decrease of our average tractor fleet. For the six month period ended June 30, 2012, our asset-based operations revenue increased $0.8 million compared with the 2011 period.  This increase consisted of higher fuel surcharge revenue of $1.0 million and lower freight revenues of $0.2 million. The $0.2 million decrease in freight revenues related to 3.8% decrease of our average tractor fleet substantially offset by a 3.2% increase in average freight revenue per tractor per week.  Our asset-based operating income was $0.8 million lower in the second quarter of 2012 than 2011 as a result of reduced gains on the sale of equipment, partially offset by lower fuel cost, while operating income was $2.3 million higher for the first half of 2012 than 2011 as a result of a $2.4 million gain on the sale of a terminal in the first quarter of 2012 and lower fuel costs, partially offset by significantly lower gains on the sale of revenue equipment as a result of a smaller trade package.

Solutions’ total revenue slightly increased in the 2012 period compared to the 2011 period and declined $1.8 million for the six months ended June 30, 2012 compared to the same period in 2011.  The decrease in revenue related primarily to a special project in 2011, where Solutions handled the nationwide launch of Allegra to the over-the-counter market and the loss of a large agent in January 2012. Solutions operating income has deteriorated both in the three and six month periods of 2012 compared to the same periods in 2011 as a result of  slight declines in gross margins (purchased transportation compared to total revenue) due to capacity constraints in the market. Also, Solutions’ operating income fluctuations are the result of other operating expenses as a percentage of revenue increasing by approximately 5% and 7% three and six month periods, respectively, primarily because the investment in additional personnel and related startup expenses to expand the capacity and range of services offered to our customers and carrier base being made in 2012 year.

The fluctuation in unallocated corporate overhead is primarily the result of the policy release credit recorded in the second quarter of 2012, related to our commutation of the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at June 30, 2012, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $24.8 million and $42.1 million at June 30, 2012 and December 31, 2011, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2012, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at June 30, 2012, we believe there is significant flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced.  We had approximately $6.0 million in borrowings outstanding under the Credit Facility as of June 30, 2012, undrawn letters of credit outstanding of approximately $37.2 million, and available borrowing capacity of $38.2 million.  Our intra-period borrowings on the Credit Facility have ranged between $6.0 and $25.0 million during the first six months of 2012.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were higher in 2012 than 2011, partially due to net income in the 2012 period of $3.6 million compared to a net loss in the 2011 period of $0.8 million.  A portion of the net income fluctuation relates to a $4.0 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2012 associated with commuting an auto liability policy.  The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2012; however, there was no corresponding cash flow effect. The cash flow effects will be noted in the second half of 2012, when the premiums covered by the credit would have been due absent the credit. Depreciation and amortization was lower in the 2012 period, primarily due to having fewer owned tractors at June 30, 2012 compared to 2011, while gain on the sale of property and equipment was also lower as the result of selling less equipment, partially offset by the sale of a terminal property that provided for a $2.4 million pre-tax gain. The fluctuations in accounts receivable are a function of truck count and both freight revenue and fuel surcharge revenue at June 30, 2012 and 2011, compared to the preceding year-ends.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payment of various accrued expenses, including payment in the 2011 period of incentive compensation related to the achievement of 2010 performance targets with no such related payments in the 2012 period.  The fluctuation in cash flows associated with insurance and claims accruals relates to higher expense in the 2012 period, a large portion of which relates to accruals for claims that have not been paid, while several large claims were settled and paid in 2011. Our decision with respect to the policy release premium refund associated with the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy could impact our cash flows from operating activities in future periods.

The significant fluctuation in net cash flows associated with investing activities was primarily the result of a large trade package in 2011, the carryover of a significant amount of assets held for sale into 2012, the growth in independent contractors, sale of a terminal facility for $5.4 million, and the year-over-year reduction in truck count.  As a result, fiscal 2012 is expected to provide net proceeds from the disposition of equipment of approximately $10.0 to $15.0 million, compared to net proceeds for the first six months of $25.9 million. The second half of 2012 is expected to provide for a net use of cash as we purchase equipment to complete our 2012 fleet plan. With an average fleet age of 1.9 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.  If we are successful in growing our independent contractor fleet, our net cash used to acquire equipment could be further decreased.  Additionally, late in the second quarter of 2011, we purchased a 49% equity investment in TEL, a tractor and trailer equipment leasing company and used equipment reseller. The equity investment totaled $1.5 million, with future potential earn-out payments based on performance, of which $1.0 million was paid in the second quarter of 2012 related to 2011 performance. The payment of the earn-outs and/or purchase options associated with our investment in TEL could impact our cash flows from investing activities.

The changes in net cash flows provided by financing activities were a function of a $23.9 million period-over-period change in the cash flows associated with the 2012 net repayments and 2011 net borrowings on our revolving credit facility, which is directly related to the increase in cash flows from operations discussed above.  Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable used $43.9 million in the 2012 period, compared to $22.7 million in the 2011 period, primarily related to the trade cycle of the Company’s revenue equipment and cash flows from investing discussed above.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $6.0 million in borrowings outstanding under the Credit Facility as of June 30, 2012, undrawn letters of credit outstanding of approximately $37.2 million, and available borrowing capacity of $38.2 million.  The interest rate on outstanding borrowings as of June 30, 2012 was 3.0% on the $6.0 million of LIBOR loans and 5.0% on the $31,000 of base rate loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2012 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2012 to December 2016. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $123.5 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2012, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At June 30, 2012, we had financed 469 tractors and 4,406 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the second quarter increased to $4.6 million in 2012 from $3.7 million in the 2011 period. The total amount of remaining payments under operating leases as of June 30, 2012 was approximately $83.2 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of June 30, 2012, there were approximately $5.7 million of residual value guarantees under the operating leases.  The present value of these future lease payments and their residual value guarantees was approximately $63.3 million at June 30, 2012.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2012, there were no material changes in our commitments or contractual liabilities

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our consolidated condensed financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2012, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2011 Annual Report on Form 10-K.

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

At June 30, 2012, we had forward futures swap contracts on approximately 6.0 million gallons for the remainder of 2012 or approximately 20% of our projected remaining 2012 fuel requirements and 12.1 million gallons for 2013 or approximately 22% of our projected 2013 fuel requirements.

The fair value of the contracts that were in effect at June 30, 2012, which had a fair value of approximately ($3.3) million and are included in other liabilities in the consolidated condensed balance sheet, are included in accumulated other comprehensive income (loss), net of tax.  Additionally, $1.0 million and $1.8 million were reclassified from accumulated other comprehensive income (loss) into our results from operations for the three and six months ended June 30, 2012, respectively, related to gains on contracts that expired. In addition to the amounts reclassified into our results of operations as reductions in fuel expense, we recorded $0.4 million and $0.2 million of unfavorable ineffectiveness for the three and six months ended June 30, 2012 on the contracts that existed at June 30, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of  June 30, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $1.3 million of losses on derivative instruments from accumulated other comprehensive income (loss) into our results from operations during the next twelve months due to actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on our expected fuel consumption for the remainder of 2012, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $4.1 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $188.8 million of debt and capital leases, we had $8.5 million of variable rate debt outstanding at June 30, 2012, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

On December 9, 2009, Carrie Bachrach and Randolph Bachrach filed suit against Covenant Transport, Inc. and one of our former drivers seeking damages in connection with an accident that occurred in September 2008, involving a truck operated under Covenant’s authority. On March 13, 2012, a jury in the United States District Court for the District of Arizona entered a damage award of approximately $13.2 million in favor of the plaintiffs. On June 18, 2012, the United States District Court for the District of Arizona granted our request for remittitur totaling $1.6 million or a new trial. In July 2012, both plaintiffs rejected the remittitur and requested a new trial.

Under the terms of the commercial trucking insurance program that we had in place in 2008, we retained liability for up to $4.0 million with respect to the accident. We have third party insurance in place covering all amounts of the damage award in excess of such retention, excluding our pro-rata share of related out-of-pocket expenses. We recorded a $4.0 million charge representing our self-insured retention in respect of this accident in the consolidated financial results of the Company in 2008. Accordingly, the Company’s exposure was previously recorded and therefore the damage award did not impact the operating results for the three or six months ended June 30, 2012. Under the terms of our insurance policies, the Company is the primary obligor of the amount of the damage award, and as such, the Company has recorded a $1.6 million receivable from the third party insurance provider in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheet at June 30, 2012.  A date for the retrial has not been set and the results of the trial cannot be estimated, except as provided by the courts remittitur value discussed above.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended June 30, 2012:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
April 1-30, 2012	307	$3.20	-	-
May 1-31, 2012	-	-	-	-
June 1-30, 2012	-	-	-	-
Total	307	$3.20	-	-

(1)
Includes 307 shares of Class A common stock withheld at an average price of $3.20 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

(2)
On May 11, 2005, the Company announced a $1.3 million Class A common stock repurchase plan pursuant to which shares could be purchased in the open market or through negotiated transactions subject to criteria established by our board of directors.  No shares were purchased under this plan during 2011, 2010, 2009, 2008, or 2007, and the plan expired on June 30, 2009.  Our Credit Facility prohibits the repurchase of any shares, except those purchased to offset an employee's minimum statutory withholding requirements upon the vesting of equity awards, without obtaining approval from the Lenders.  Accordingly, we do not currently have a stock repurchase program in place.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

COVENANT TRANSPORTATION GROUP, INC.

Date: August 14, 2012	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer,
in his capacity as such and as a duly authorized officer on behalf of the issuer