Form 10-Q
period 2012-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2012-11-14
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 2012).
Class A Common Stock, $.01 par value: 12,407,976 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2012 (unaudited)	December 31, 2011
Current assets:
Cash and cash equivalents	$7,664	$3,895
Accounts receivable, net of allowance of $1,372 in 2012 and $1,711 in 2011	75,708	64,676
Drivers' advances and other receivables, net of allowance of $925 in 2012 and $730 in 2011	4,164	5,711
Inventory and supplies	4,483	4,611
Prepaid expenses	9,077	8,002
Assets held for sale	6,347	16,891
Deferred income taxes	5,046	4,383
Income taxes receivable	28	232
Total current assets	112,517	108,401

Property and equipment, at cost	405,162	440,051
Less: accumulated depreciation and amortization	(133,159)	(117,748)
Net property and equipment	272,003	322,303

Other assets, net	11,425	9,121
Total assets	$395,945	$439,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$8,193	$5,963
Accounts payable	11,720	8,752
Accrued expenses	28,072	23,272
Current maturities of long-term debt	66,339	96,258
Current portion of capital lease obligations	2,055	1,957
Current portion of insurance and claims accrual	15,805	14,303
Total current liabilities	132,184	150,505

Long-term debt	89,144	128,167
Long-term portion of capital lease obligations	14,539	16,129
Insurance and claims accrual	15,782	13,734
Deferred income taxes	48,790	42,670
Other long-term liabilities	1,476	1,565
Total liabilities	301,915	352,770
Commitment and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,407,976 shares outstanding as of September 30, 2012 and 12,371,552 shares outstanding as of December 31, 2011	143	143
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	90,045	89,535
Treasury stock at cost; 1,061,114 shares and 1,097,538 shares as of September 30, 2012 and December 31, 2011, respectively	(13,965)	(14,445)
Accumulated other comprehensive income	1,423	50
Retained earnings	16,360	11,748
Total stockholders' equity	94,030	87,055
Total liabilities and stockholders' equity	$395,945	$439,825

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands, except per share data)
	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2012	2011	2012	2011
Revenue:
Freight revenue	$132,961	$126,482	$389,081	$384,530
Fuel surcharge revenue	35,466	34,936	107,678	106,144
Total revenue	$168,427	$161,418	$496,759	$490,674

Operating expenses:
Salaries, wages, and related expenses	53,488	52,458	159,045	158,673
Fuel expense	48,601	52,324	145,174	159,297
Operations and maintenance	12,024	11,623	33,691	32,511
Revenue equipment rentals and purchased transportation	22,641	15,800	61,819	45,237
Operating taxes and licenses	2,863	3,019	8,297	9,135
Insurance and claims	8,282	7,801	24,271	27,683
Communications and utilities	1,201	1,312	3,576	3,895
General supplies and expenses	3,976	3,572	11,575	11,421
Depreciation and amortization, including gains and losses on disposition of property and equipment	10,706	11,724	31,251	33,503
Goodwill impairment	-	11,539	-	11,539
Total operating expenses	163,782	171,172	478,699	492,894
Operating income (loss)	4,645	(9,754)	18,060	(2,220)
Other (income) expenses:
Interest expense	3,056	4,102	9,929	12,123
Interest income	-	-	-	(32)
Other (income) expense, net	(4)	(41)	(20)	(84)
Other expenses, net	3,052	4,061	9,909	12,007
Equity in income of affiliate	555	350	1,225	475
Income (loss) before income taxes	2,148	(13,465)	9,376	(13,752)
Income tax (benefit) expense	1,146	(2,252)	4,764	(1,730)
Net income (loss)	$1,002	$(11,213)	$4,612	$(12,022)

Income (loss) per share:
Basic net income (loss) per share	$0.07	$(0.76)	$0.31	$(0.82)
Diluted net income (loss) per share	$0.07	$(0.76)	$0.31	$(0.82)
Basic weighted average shares outstanding	14,757	14,719	14,737	14,678
Diluted weighted average shares outstanding	14,807	14,719	14,773	14,678

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands, except per share data)
	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2012	2011	2012	2011

Net income (loss)	$1,002	$(11,213)	$4,612	$(12,022)

Other comprehensive income (loss):
Unrealized gain (loss) on effective portion of fuel hedges, net of tax of $2,513 and $2,257 in 2012 and $804 and $87 in 2011, respectively	4,032	(1,289)	3,621	(140)

Reclassification of fuel hedge gains into statement of operations, net of tax of $434 and $1,401 in 2012 and $178 and $1,002 in 2011, respectively	(697)	(285)	(2,248)	(1,607)
Total other comprehensive income (loss)	3,335	(1,574)	1,373	(1,747)

Comprehensive income (loss)	$4,337	$(12,787)	$5,985	$(13,769)

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2011	$143	$24	$89,535	$(14,445)	$50	$11,748	$87,055

Comprehensive income:

Net income	-	-	-	-	-	4,612	4,612

Other comprehensive income	-	-	-	-	1,373	-	1,373

Stock-based employee compensation expense	-	-	882	-	-	-	882

Issuance of restricted shares	-	-	(372)	480	-	-	108

Balances at September 30, 2012	$143	$24	$90,045	$(13,965)	$1,423	$16,360	$94,030

The accompanying notes are an integral part of these consolidated condensed financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)

	Nine months ended September 30, (unaudited)
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,612	$(12,022)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	489	543
Deferred gain on sales to equity method investee	157	-
Depreciation and amortization	36,034	39,490
Goodwill impairment	-	11,539
Amortization of deferred financing fees	369	296
Deferred income tax expense (benefit)	5,070	(1,792)
Income tax benefit arising from restricted share vesting	-	(432)
Deferred gain (reversal) on fuel hedges	757	(703)
Unrealized loss on ineffective portion of fuel hedges	-	150
Casualty premium credit	(4,000)	-
Stock-based compensation expense	982	1,066
Equity in income of affiliate	(1,225)	(475)
Gain on disposition of property and equipment	(4,783)	(5,987)
Changes in operating assets and liabilities:
Receivables and advances	(11,317)	(2,079)
Prepaid expenses and other assets	3,521	3,244
Inventory and supplies	128	(81)
Insurance and claims accrual	3,550	(892)
Accounts payable and accrued expenses	6,452	(5,978)
Net cash flows provided by operating activities	40,796	25,887

Cash flows from investing activities:
Acquisition of property and equipment	(20,780)	(87,221)
Investment in affiliated company	(1,000)	(1,500)
Return of investment in affiliated company	139	241
Proceeds from disposition of property and equipment	52,851	51,869
Net cash flows provided by/(used in) investing activities	31,210	(36,611)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	2,230	2,408
Proceeds from issuance of notes payable	7,320	60,465
Income tax benefit arising from restricted share vesting	-	432
Repayments of notes payable	(62,971)	(70,832)
Repayments of capital lease obligations	(1,492)	(1,194)
(Repayments)/proceeds under revolving credit facility, net	(13,291)	14,051
Payment of minimum tax withholdings on stock compensation	(6)	(558)
Debt refinancing costs	(27)	(32)
Net cash used in financing activities	(68,237)	4,740

Net change in cash and cash equivalents	3,769	(5,984)

Cash and cash equivalents at beginning of period	3,895	9,361

Cash and cash equivalents at end of period	$7,664	$3,377

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income (loss) - In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-05. Under ASU 2011-05, an entity has the option to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss). In December 2011, the FASB issued ASU 2011-12, which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income (loss) while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented.  We adopted this guidance in the first quarter of 2012 and have presented a separate statement of comprehensive income (loss), which contains net income (loss) and comprehensive income (loss). This accounting guidance only impacted presentation and did not have an impact on our consolidated balance sheets, results of operations, stockholders’ equity or cash flows.

Note 2.	Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income (loss) per share for the three and nine months ended September 30, 2012 and 2011 excludes all unexercised options and approximately 69,678 and 167,311 unvested shares, respectively, since the effect of any assumed exercise of the related awards would be anti-dilutive.

The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the consolidated condensed statements of operations:

(in thousands except per share data)	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$1,002	$(11,213)	$4,612	$(12,022)
Denominator:
Denominator for basic earnings per share – weighted- average shares	14,757	14,719	14,737	14,678
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	50	-	36	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,807	14,719	14,773	14,678

Basic income (loss) per share:	$0.07	$(0.76)	$0.31	$(0.82)
Diluted income (loss) per share:	$0.07	$(0.76)	$0.31	$(0.82)

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total Revenues:
Truckload	$161,625	$154,646	$477,800	$469,990
Solutions	6,802	6,772	18,959	20,684

Total	$168,427	$161,418	$496,759	$490,674

Operating Income (Loss):
Truckload	$7,612	$(8,978)	$25,176	$6,296
Solutions	(222)	493	(373)	1,322
Unallocated Corporate Overhead	(2,745)	(1,269)	(6,743)	(9,838)

Total	$4,645	$(9,754)	$18,060	$(2,220)

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

Our liability recorded for uncertain tax positions as of September 30, 2012 has not changed significantly in amount or composition since December 31, 2011.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at September 30, 2012, except for $0.3 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.                      Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	September 30, 2012	December 31, 2011
Fair Value of Derivatives	$1,085	$82
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$1,085	$82
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $5.8 million of factoring receivables at September 30, 2012, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At September 30, 2012, the retained amounts related to factored receivables totaled $0.3 million and were included in accounts payable in the condensed consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  Borrowings under our revolving credit facility approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

At September 30, 2012, we had forward futures swap contracts on approximately 1.0 million gallons for the remainder of 2012 or approximately 10% of our projected remaining 2012 fuel requirements, 12.1 million gallons for 2013 or approximately 20% of our projected 2013 fuel requirements, and 1.0 million gallons for 2014 or approximately 2% of our projected 2014 fuel requirements.

The fair value of the contracts that were in effect at September 30, 2012, which had a fair value of approximately $1.1 million and are included in other assets in the consolidated condensed balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.7 million and $2.2 million were reclassified from accumulated other comprehensive income into our results from operations for the three and nine months ended September 30, 2012, respectively, related to gains on contracts that expired. In addition to the amounts reclassified into our results of operations as reductions in fuel expense, for the three months ended September 30, 2012, we recorded $0.2 million of gains on ineffectiveness and for the nine months ended September 30, 2012, we recorded no ineffectiveness on the contracts that existed at September 30, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of  September 30, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $1.1 million of gains on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.                      Debt

Current and long-term debt consisted of the following at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$2,599	$-	$15,890	$-
Revenue equipment installment notes with finance companies; weighted average interest rate of 5.4% and 5.7% at September 30, 2012, and December 31, 2011, respectively, due in monthly installments with final maturities at various dates ranging from October 2012 to March 2017, secured by related revenue equipment	63,267	86,793	80,003	125,666
Real estate note; interest rate of 2.7% and 2.8% at September 30, 2012, and December 31, 2011, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	365	2,038	365	2,258
Other note payable, interest rate of 3.0% at September 30, 2012, and December 31, 2011, with fixed maturity at November 2016	108	313	-	243
Total debt	66,339	89,144	96,258	128,167
Capital lease obligations, secured by related revenue equipment	2,055	14,539	1,957	16,129
Total debt and capital lease obligations	$68,394	$103,683	$98,215	$144,296

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

On August 31, 2010, we obtained a fourth amendment to our Credit Facility, which, among other things, extended the maturity date of the Credit Facility from September 2011 to September 2014.  In exchange for the amendment, we paid fees and expenses of approximately $0.6 million.  While amounts outstanding under the Credit Facility are not due until September 2014, the related borrowings are reflected as current maturities in our consolidated balance sheet as a result of the Credit Facility requiring that the receipts from our lock-box automatically pay down the Credit Facility daily and additional borrowings be funded through additional draws against the Credit Facility.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $2.6 million in borrowings outstanding under the Credit Facility as of September 30, 2012, undrawn letters of credit outstanding of approximately $42.4 million, and available borrowing capacity of $34.3 million.  The interest rate on outstanding borrowings as of September 30, 2012 was 3.0% on the $2.0 million of LIBOR loans and 5.0% on the $0.6 million of base rate loans.

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

In the past, we have had difficulty achieving profitability, causing us to risk breaching our fixed charge coverage ratio covenant.  To avoid such breach, we have worked with our Lenders to obtain multiple amendments and waivers to the Credit Facility in return for higher interest rates, fees, and additional restrictions.  In the fourth quarter of  2011, we entered into a fifth amendment that prevented a default of our fixed charge coverage ratio for the twelve months ended September 30, 2011, by adjusting the fixed charge coverage ratio for that period to 0.95 to 1.0 from 1.0 to 1.0.  Subsequent to the fifth amendment, we entered into a sixth amendment to our Credit Facility that revised the definitions underlying our fixed charge coverage ratio, which we expect to provide us with additional flexibility under this covenant going forward.  However, the sixth amendment also added the consolidated leverage ratio covenant discussed above, which could restrict our ability to incur additional indebtedness, undertake acquisitions, or make other capital investments to the extent such indebtedness, acquisitions, or capital investments would cause the leverage ratio to exceed the specified maximum. In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees and expenses of approximately $0.3 million.   In March 2012, we entered into the seventh amendment that added an additional issuer on our letter of credit sub facility and included a one-time reduction to the borrowing base due to a sale of a terminal facility.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2012, terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2012 to March 2017. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $116.2 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2012 and 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At September 30, 2012, 328,296 of the aforementioned 800,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2021.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated condensed statements of operations is stock-based compensation expense for the three months ended September 30, 2012 and 2011 of approximately $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2012 and 2011 of approximately $0.9 million and $0.9 million, respectively.  The expense in the 2011 period includes $0.1 million related to awards issued to non-employees. The fair value of our liability for these awards was fully recognized at March 31, 2011 as there are no continuing service requirements associated with these awards. Changes in the fair value of the liability that occur in the future will be recognized as compensation cost during the period in which the changes occur. We re-measure the liability for the outstanding awards at the end of each reporting period based on the closing price of our Class A common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards was less than $0.1 million at September 30, 2012 and is included in accrued expenses in the accompanying consolidated condensed balance sheet. An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the consolidated condensed statements of operations for the nine months ended September 30, 2012 and 2011, as it relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to forfeit receipt of 1,104 shares of Class A common stock at a weighted average per share price of $4.75 based on the closing price of our Class A common stock on the date the shares vested in 2012, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted a de minimus amount to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.                       Equity Method Investment

On May 31, 2011, we acquired a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL") for $1.5 million in cash. Additionally, TEL’s majority owners are eligible to receive an earn-out of up to $4.5 million over two years, of which $1.0 million was paid in the second quarter of 2012 based upon 2011 performance. Earn-out payments increase our investment balance. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding or assets. Under the acquisition agreement, we have an option to acquire 100% of TEL between January 1, 2013 and May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before income and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. During the nine-month period ended September 30, 2012, we sold tractors and trailers to TEL for $7.2 million and deferred $0.2 million in gains on the tractors and trailers sold to TEL until the equipment is subsequently sold to a third party.  The deferred gains are being carried as a reduction in our investment in TEL.  At September 30, 2012 and December 31, 2011, we had a receivable from TEL for $1.1 million and $0.6 million related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2012 net income, or $1.2 million. Our investment in TEL, totaling $3.3 million, net of $0.7 million of deferred gains, and $2.4 million, net of $0.6 million of deferred gains, at September 30, 2012 and December 31, 2011, respectively, is included in other assets in the accompanying consolidated condensed balance sheets. In the second quarter of 2012, we received an equity distribution from TEL of $0.1 million that was distributed to each member based on their respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings.

See TEL’s summarized financial information below.

(in thousands)	As of and for the nine months ended September 30, 2012
Current Assets	$4,699
Non-current Assets	21,471
Current Liabilities	1,752
Non-current Liabilities	21,137
Total Equity	$3,281
Revenue	$42,242
Operating Expenses	39,168
Operating Income	3,074
Net Income	$2,422

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

On December 9, 2009, Carrie Bachrach and Randolph Bachrach filed suit against Covenant Transport, Inc. and one of the Company's former drivers seeking damages in connection with an accident that occurred in September 2008, involving a truck operated under Covenant’s authority. On March 13, 2012, a jury in the United States District Court for the District of Arizona entered a damage award of approximately $13.2 million in favor of the plaintiffs. On June 18, 2012, the United States District Court for the District of Arizona granted our request for remittitur totaling $1.6 million or a new trial. In July 2012, both plaintiffs rejected the remittitur and requested a new trial. A new trial has been set for April 2013.

Under the terms of the commercial trucking insurance program that we had in place in 2008, we retained liability for up to $4.0 million with respect to the accident. We have third party insurance in place covering all amounts of the damage award in excess of such retention, excluding our pro-rata share of related out-of-pocket expenses. We recorded a $4.0 million charge representing our self-insured retention in respect of this accident in the consolidated financial results of the Company in 2008. Accordingly, the Company’s exposure was previously recorded and therefore the damage award did not impact the operating results for the three or nine months ended September 30, 2012. Under the terms of our insurance policies, the Company is the primary obligor of the amount of the damage award, and as such, the Company has recorded a $1.6 million receivable from the third party insurance provider in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheet at September 30, 2012.

Our primary auto liability insurance policy includes a policy release premium refund of up to $4.0 million per policy year, if certain loss levels are not met and we were to commute the policy. This policy includes coverage for occurrences in excess of $1.0 million up to $10.0 million per policy year and any claims in excess of $20.0 million. We did not elect to commute the policy for the April 1, 2010 through March 31, 2011 policy year. However, in June 2012 we commuted the policy for the April 1, 2011 through March 31, 2012 policy year and as such are responsible for all claims that occurred during that policy year, excluding any claims between $10.0 million  and $20.0 million, should such a claim develop. We recorded a $4.0 million reduction in insurance and claims expense in the second quarter of 2012 related to the commutation, net of reserve movements resulting from changes in estimates surrounding the diligence around the decision to commute the policy.  The insurer did not remit the premium refund directly to the Company, but rather applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2012, and will amortize the credit through the end of the policy, March 31, 2013.

Note 11.                       Goodwill Impairment

Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below our book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants, we deemed that there had been multiple triggering events that would require an update to the Company’s annual goodwill impairment analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values. As a result of the second step of the goodwill impairment analysis, which involves calculating the implied fair value of each reporting unit's goodwill by allocating the fair value of all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets), and comparing the residual amount to the carrying value of goodwill, we determined that the fair value of both reporting units exceeded the carrying value. The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.

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

Executive Overview

The financial and operating performance in the third quarter of 2012 was encouraging in light of a seasonally weak overall freight environment and rising diesel fuel prices. The domestic freight market underperformed expectations for the first two months of the quarter, but improved somewhat in September. Freight through the end of October has been similar to what we experienced in September. On a year-over-year basis, our comparisons were favorable, principally because the 2011 quarter was negatively impacted by conversion to a new enterprise management software that substantially disrupted our operations during the 2011 quarter. Accordingly, we do not consider the increase of 12.9% in our average freight revenue per truck indicative of the operating environment. We were pleased with the more relevant 2.2% sequential increase in average freight revenue per truck per week as compared to the second quarter of 2012. Key factors in the improvement were improved network yields, a higher percentage of seated trucks, and a higher team-driven truck fleet overall and as a percentage of the fleet, which more than overcame slower overall industry demand and fewer business days.  Our sales, operations, and driving personnel improved their execution of the business, and we continued to allocate assets to more productive business units.  The difference in diesel fuel prices was a significant factor in our financial results for the third quarter of 2012 compared with the second quarter of 2012.  After falling sharply during the second quarter of 2012, diesel prices escalated over the first two months of the quarter before steadying during September, averaging approximately $0.11 per gallon higher than in the second quarter of 2012. The lag associated with passing through fuel surcharges as fuel prices escalated unfavorably impacted our earnings per share by approximately $0.16 per share compared with the second quarter of 2012’s benefit from the decreasing diesel fuel prices experienced during that quarter.

Compared to the third quarter of 2011, our asset-based division's revenue, excluding fuel surcharge revenue, increased 5.4% due to a 12.9% increase in average freight revenue per truck, offset by a 6.6% decrease in average tractors.  Our revenue per truck increased versus a year ago for the third consecutive quarter. Versus the same period of 2011, our miles per truck were up 6.3% while average freight revenue per total mile was up $.09 per mile or 6.2%.  Compared to the same period of 2011, and excluding the prior year goodwill impairment charge, the asset-based division’s operating costs per mile, net of surcharge revenue, were up approximately $.04 per mile, mainly due to higher driver wages and independent contractor pay, maintenance expense, casualty insurance expense, and capital costs.  These increases were partially offset by lower net fuel expense. Excluding the prior year goodwill impairment charge, the asset-based operating ratio improved 280 basis points to 96.1%.

Additional items of note for the third quarter of 2012 include the following:

●
We recorded operating income of $4.6 million, compared with an operating loss of $9.8 million for the third quarter of 2011, which included a pre-tax non-cash goodwill impairment charge of $11.5 million.

●
We recorded net income of $1.0 million, or $0.07 per basic and diluted share.  This compares with net loss of $11.2 million, or ($0.76) per basic and diluted share, in the third quarter of 2011, which included an after-tax non-cash goodwill impairment charge of $9.4 million or ($0.64) per share.

●
Our Solutions brokerage subsidiary’s revenue was relatively flat, while its overall gross margin (purchased transportation divided by revenue) increased to 80.6% in the third quarter of 2012 from 75.1% in the third quarter of 2011.  Solutions' other operating costs increased to 22.7% of revenue from 17.6% in the 2011 period, primarily because of the investment in additional personnel and related startup expenses to expand the capacity and range of services offered to our customers and carrier base.

●	Our equity investment in TEL provided $0.6 million of pre-tax earnings compared to $0.4 million in the third quarter of 2011.
●
Since December 31, 2011, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations, decreased by approximately $63.6 million to $233.3 million.  The average age of our tractor fleet was 2.0 years as of the end of the third quarter.

●	Our equity at September 30, 2012, was $94.0 million and our tangible book value was $93.4 million, or $6.33 per basic share.
●	We were in compliance with the financial covenants in our Credit Facility at September 30, 2012.

Considering the sluggish freight market and the sequential rise in the cost of fuel during the quarter, we were encouraged by our third quarter results.  The main positives in the quarter were a 2.1% sequential increase in rates, a reduction in open trucks from 5.4% at the end of the second quarter to 2.3% at the end of the third quarter, and another meaningful reduction in our overall indebtedness.  The main negatives in the quarter were a disappointing freight market and a large sequential impact in the cost of truck and reefer fuel. Notwithstanding freight concerns during the third quarter and in future quarters, we feel we have laid a solid foundation for continued earnings improvement.  While we believe industry demand and capacity remain closely in balance, it is uncertain whether the economy will grow and the driver market will continue to tighten.  We will continue to focus on stabilizing our costs, improving our service, and transitioning our assets and related capital to the areas that provide the best long-term return.  We expect to be profitable in 2012.

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

We have two reportable segments: Truckload and our Other Services, also known as Solutions.

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long-haul, dedicated, and regional solo-driver service; (ii) SRT, which provides primarily long-haul and regional temperature-controlled service; and (iii) Star, which primarily provides regional solo-driver service.

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

Revenue Equipment

At September 30, 2012, we operated 2,817 tractors and 6,725 trailers. Of such tractors, 2,041 were owned, 508 were financed under operating leases, and 268 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 1,442 were owned, 4,388 were financed under operating leases, and 445 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2012, our fleet had an average tractor age of 2.0 years and an average trailer age of 5.9 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2012 TO THREE MONTHS ENDED SEPTEMBER 30, 2011

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended September 30,			Three months ended September 30,
	2012	2011		2012	2011
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	31.8	32.5	Salaries, wages, and related expenses	40.2	41.5
Fuel expense	28.9	32.4	Fuel expense (1)	9.9	13.7
Operations and maintenance	7.1	7.2	Operations and maintenance	9.0	9.2
Revenue equipment rentals and purchased transportation	13.4	9.8	Revenue equipment rentals and purchased transportation	17.0	12.5
Operating taxes and licenses	1.7	1.9	Operating taxes and licenses	2.3	2.4
Insurance and claims	4.9	4.8	Insurance and claims	6.2	6.2
Communications and utilities	0.7	0.8	Communications and utilities	0.9	1.0
General supplies and expenses	2.3	2.2	General supplies and expenses	2.9	2.8
Depreciation and amortization	6.4	7.3	Depreciation and amortization	8.1	9.3
Goodwill impairment	-	7.1	Goodwill impairment	-	9.1
Total operating expenses	97.2	106.0	Total operating expenses	96.5	107.7
Operating income (loss)	2.8	(6.0)	Operating income (loss)	3.5	(7.7)
Other expense, net	1.8	2.5	Other expense, net	2.3	3.2
Equity in income of affiliate	0.3	0.2	Equity in income of affiliate	0.4	0.2
Income (loss) before income taxes	1.3	(8.3)	Income (loss) before income taxes	1.6	(10.7)
Income tax expense (benefit)	0.7	(1.4)	Income tax expense (benefit)	0.8	(1.8)
Net income (loss)	0.6%	(6.9)%	Net income (loss)	0.8%	(8.9)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($35.5 million and $34.9 million in the three months ended September 30, 2012 and 2011, respectively).

Revenue
For the quarter ended September 30, 2012, total revenue increased $7.0 million, or 4.3%, to $168.4 million from $161.4 million in the 2011 period.  Freight revenue increased $6.5 million, or 5.1%, to $133.0 million in the three months ended September 30, 2012, from $126.5 million in the same period in 2011.

For the quarter, total revenue in our asset-based operations increased to $161.6 million, an increase of $7.0 million compared with the third quarter of 2011.  This increase consisted of higher freight revenues of $6.5 million and higher fuel surcharge revenue of $0.5 million. The $6.5 million increase in freight revenues related to a 12.9% increase in average freight revenue per tractor per week, partially offset by a 6.6% decrease of our average tractor fleet. Average freight revenue per tractor per week increased to $3,408 during the 2012 quarter from $3,019 during the 2011 quarter.  Average freight revenue per total mile increased by $0.087 per mile (or 6.2%) compared to the 2011 quarter, while average miles per unit increased by 6.3%. As a result of the enterprise management software conversion at the Covenant subsidiary during the 2011 quarter, these significant favorable comparisons to the prior year’s revenue statistics may not be indicative of the operating environment, so we are also providing what may be a better indication of our current progress by comparing our third quarter of 2012 revenue statistics to our second quarter of 2012 revenue statistics. Average freight revenue per tractor per week increased sequentially to $3,408 during the current quarter from $3,335 during the second quarter.  Average freight revenue per total mile increased sequentially by $0.03 per mile (or 2.1%) compared to the second quarter, while average miles per unit increased sequentially by 1.3%.

For the quarter, Solutions’ total revenue remained basically flat with the third quarter of 2011 at $6.8 million for the 2012 quarter; however, the mix of business has changed period-over-period as we have focused on diversifying Solutions' service offerings to enhance value for both our customers and carrier base.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
Salaries, wages, and related expenses as a percentage of freight revenue declined as compared to the 2011 period. This decline is primarily related to the increase in the percentage of our fleet comprised of independent contractors, whose costs are included in the purchased transportation line item.  Lower workers’ compensation expense also positively impacted the quarter.  These factors were partially offset by a driver pay increase of approximately $0.028 per mile due to driver pay adjustments and the fixed nature of certain of our pay to student drivers and other driver incentives. Non-driver wages also have increased, as a result of incentive compensation tied to our results of operations. The other expense items in salaries, wages, and related expenses are relatively fixed in nature and were flat period-over-period, causing them to be more per mile period-over-period and/or as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs and absent any additional increases in independent contractors).  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet, which could offset any driver pay increases. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

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

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately $0.05/gallon higher in the third quarter of 2012 compared with the 2011 quarter. However, our improved fuel economy, benefits from our fuel hedging program, and slightly improved fuel surcharge recovery overcame higher prices and resulted in an approximately $0.044 per company mile reduction in our per mile cost of fuel, net of fuel surcharge revenue compared with the third quarter of 2011.

Additionally, $0.5 million and $0.3 million of gain, net of tax, were reclassified from accumulated other comprehensive income to results of operations as a reduction in fuel expense during the three months ended September 30, 2012 and 2011, respectively, related to gains on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition to the amounts reclassified into our results of operations as reductions in fuel expense, for the three months ended September 30, 2012, we recorded $0.2 million of gains on ineffectiveness and for the nine months ended September 30, 2012, we recorded no ineffectiveness on the contracts that existed at September 30, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Revenue equipment rentals and purchased transportation
The significant increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $4.8 million increase in payments to independent contractors, a $1.3 million increase in tractor and trailer equipment rental expense, and a $0.4 million increase in payments to third-party transportation providers.  We had financed 508 tractors and 4,388 trailers under operating leases at September 30, 2012, compared with 239 tractors and 4,367 trailers under operating leases at September 30, 2011.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through that are a component of the related expense, offset by reduced miles per unit.  For the period ended September 30, 2012, miles run by independent contractors increased to 9.4% of our total miles from 5.4% for the same period of 2011. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow throughout the remainder of 2012 and in 2013, which could increase this line item as a percentage of revenue.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, was even in the third quarter of 2012 when compared to the third quarter of 2011 as a percentage of freight revenue, while insurance and claims per mile cost increased to $0.098 per mile in the third quarter of 2012 from $0.091 per mile in the third quarter of 2011. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $1.1 million in the 2012 period from the 2011 period, as a result of fewer owned tractors on our consolidated condensed balance sheet (2,041 and 2,569 tractors at September 30, 2012 and 2011, respectively), and partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment were relatively flat, totaling $0.9 million in the third quarter of 2012, and $1.0 million for the 2011 quarter. While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the remainder of 2012 and into 2013 are expected to be significantly lower than the comparable periods in 2011, given a smaller number of tractors being traded due to our relatively young fleet age. However, with a relatively young average tractor fleet age of 24 months at September 30, 2012, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements.

Goodwill impairment
During the third quarter of 2011, we recognized a non-cash goodwill impairment charge of $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The increase in the cash flow from operations and increased use of leases as opposed to on-balance sheet financing in the past twelve months resulted in $64.8 million less net debt (debt less cash) at September 30, 2012, when compared to September 30, 2011, and when combined with a reduced weighted average interest rate, interest expense decreased $1.0 million period-over-period.  This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three months ended September 30, 2012.  Given TEL’s growth over the past two years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense (benefit)
The difference in the tax expense recognized in the 2012 quarter compared to the tax benefit recognized in the 2011 quarter is primarily related to the $15.6 million increase in the pre-tax income in the 2012 quarter compared to the 2011 quarter, resulting from the aforementioned improvements in operating income, reduced interest expense, the goodwill impairment in 2011, and the increase in the contribution from TEL’s earnings.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers and the impact of non-deductible portion of the aforementioned goodwill impairment. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2012 TO NINE MONTHS ENDED SEPTEMBER 30, 2011

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Nine months ended September 30,			Nine months ended September 30,
	2012	2011		2012	2011
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	32.0	32.3	Salaries, wages, and related expenses	40.9	41.2
Fuel expense	29.2	32.5	Fuel expense (1)	9.7	13.8
Operations and maintenance	6.8	6.6	Operations and maintenance	8.7	8.5
Revenue equipment rentals and purchased transportation	12.5	9.2	Revenue equipment rentals and purchased transportation	15.9	11.8
Operating taxes and licenses	1.7	1.9	Operating taxes and licenses	2.1	2.4
Insurance and claims	4.9	5.6	Insurance and claims	6.2	7.2
Communications and utilities	0.7	0.8	Communications and utilities	0.9	1.0
General supplies and expenses	2.3	2.3	General supplies and expenses	3.0	3.0
Depreciation and amortization	6.3	6.8	Depreciation and amortization	8.0	8.7
Goodwill impairment	-	2.4	Goodwill impairment	-	3.0
Total operating expenses	96.4	100.5	Total operating expenses	95.4	100.6
Operating income (loss)	3.6	(0.5)	Operating income (loss)	4.6	(0.6)
Other expense, net	2.0	2.4	Other expense, net	2.5	3.1
Equity in income of affiliate	0.3	0.1	Equity in income of affiliate	0.3	0.1
Income (loss) before income taxes	1.9	(2.8)	Income (loss) before income taxes	2.4	(3.6)
Income tax expense (benefit)	1.0	0.3	Income tax expense (benefit)	1.2	(0.5)
Net income (loss)	0.9%	(2.5)%	Net income (loss)	1.2%	(3.1)%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($107.7 million and $106.1 million in the nine months ended September 30, 2012 and 2011, respectively).

Revenue
For the nine-month period ended September 30, 2012, total revenue increased $6.1 million, or 1.2%, to $496.8 million from $490.7 million in the 2011 period.  Freight revenue increased $4.6 million, or 1.2%, to $389.1 million in the nine months ended September 30, 2012, from $384.5 million in the same period in 2011, while fuel surcharge revenue increased $1.5 million period-over-period.   The increase in revenue resulted from a $7.8 million increase in freight revenues from our Truckload segment, offset by a $1.7 million decrease in revenue from Solutions.

The increase in Truckload revenue relates to an increase in average freight revenue per tractor per week to $3,259 during the 2012 period from $3,066 during the 2011 period.  Average freight revenue per total mile increased by $0.079 per mile, or 5.8%, compared to the 2011 period, while average miles per unit increased by 0.8%. Rates have continued to increase, as a result of increases required to offset increasing costs, including driver pay, and supply and demand dynamics.  The main factors favorably impacting utilization were a decrease in fleet size, the percentage of our fleet comprised of team-driven tractors, and a shorter length of haul.  These increases were partially offset by a 4.7% decrease of our average tractor fleet.

The decrease in Solutions revenue related primarily to a special project in 2011, where Solutions handled the nationwide launch of Allegra to the over-the-counter market, and the loss of a large agent in January 2012.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
Salaries, wages, and related expenses as a percentage of freight revenue declined as compared to the 2011 period. This decline is primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while the related pay is included in the purchased transportation line item.  Lower workers’ compensation expense also positively impacted the period.  These factors were partially offset by a driver pay increase of approximately $0.026 per mile due to driver pay adjustments and the fixed nature of certain of our pay to student drivers and other driver incentives. Non-driver wages also have increased, as a result of incentive compensation tied to our results of operations. The other expense items in salaries, wages, and related expenses, are relatively fixed in nature and were flat period-over-period, causing them to be more per mile period-over-period and/or as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs and absent any additional increases in independent contractors).  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet and in a tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet, which could offset any driver pay increases.  Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

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

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately $0.12 per gallon higher in the first nine months of 2012 compared with 2011.

Additionally, $2.2 million and $1.6 million of gains, net of tax, was reclassified from accumulated other comprehensive income to results of operations as a reduction in fuel expense during the nine months ended September 30, 2012 and 2011, respectively, related to gains on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated by independent contractors, and the success of fuel efficiency initiatives.

Revenue equipment rentals and purchased transportation
The significant increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $13.0 million increase in payments to independent contractors and a $3.3 million increase in tractor and trailer equipment rental expense, partially offset by a $0.6 million decrease in payments to third-party transportation providers.  We had financed approximately 508 tractors and 4,388 trailers under operating leases at September 30, 2012, compared with 239 tractors and 4,367 trailers under operating leases at September 30, 2011.  In the last twelve months, we have reduced our trailer fleet in order to better match our current number of tractors.  Payments to third-party transportation providers decreased in the 2012 period from the 2011 period, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers. Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through that are a component of the related expense, offset by reduced miles per unit.  For the period ended September 30, 2012, miles run by independent contractors increased to 8.6% of our total miles from 4.9% for the same period of 2011. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow in 2012, which could increase this line item as a percentage of revenue.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased in the 2012 period when compared to the 2011 period as a percentage of freight revenue.  Insurance and claims per mile cost decreased to $0.095 per mile in the 2012 period from $0.104 per mile in the 2011 period primarily due to a credit of $4.0 million of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance. By commuting the policy, we received a credit of a portion of the premium in exchange for taking responsibility for the full amount of claims formerly covered by the policy, which exposes us to additional risk.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $3.5 million in the 2012 period from the 2011 period, as a result of fewer owned tractors on our consolidated condensed balance sheet (2,041 and 2,569 tractors at September 30, 2012 and 2011, respectively), partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment, totaling $4.8 million in the 2012 period, including of a $2.4 million gain on the sale of a terminal, were $1.2 million lower than the 2011 period due to a smaller trade package in the 2012 period and a softening in the used equipment market when compared to the last several years.  While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, the gains for the remainder of 2012 and into 2013 are expected to be significantly lower than the comparable periods in 2011, given a smaller number of tractors being traded due to our relatively young fleet age.  With a relatively young average tractor fleet age of 24 months at September 30, 2012, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements.

Goodwill impairment
During the third quarter of 2011, we recognized a non-cash goodwill impairment charge of $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, no goodwill currently remains on our balance sheet.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The increase in the cash flow from operations and use of leases as opposed to on-balance sheet financing in the past twelve months resulted in $64.8 million less net debt (debt less cash) at September 30, 2012, when compared to September 30, 2011, and when combined with a reduced weighted average interest rate, interest expense decreased $2.2 million period-over-period. This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the nine months ended September 30, 2012.  Given TEL’s growth over the past two years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense (benefit)
The difference in the tax expense recognized in the 2012 period compared to the tax benefit recognized in the 2011 period is primarily related to the $23.1 million increase in the pre-tax income in the 2012 period compared to the 2011 period, resulting from the aforementioned improvements in operating income, reduced interest expense, the goodwill impairment in 2011, and the increase in the contribution from TEL’s earnings.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers and the impact of non-deductible portion of the aforementioned goodwill impairment. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total Revenues:
Truckload	$161,625	$154,646	$477,800	$469,990
Solutions	6,802	6,772	18,959	20,684

Total	$168,427	$161,418	$496,759	$490,674

Operating Income (Loss):
Truckload	$7,612	$(8,978)	$25,176	$6,296
Solutions	(222)	493	(373)	1,322
Unallocated Corporate Overhead	(2,745)	(1,269)	(6,743)	(9,838)

Total	$4,645	$(9,754)	$18,060	$(2,220)

For the three-month period, the increase in Truckload revenue relates to a 6.6% increase in our freight revenue per tractor. Average freight revenue per tractor per week increased to $3,408 during the 2012 quarter from $3,019 during the 2011 quarter.  Average freight revenue per total mile increased by $0.087 per mile (or 6.2%) compared to the 2011 quarter, while average miles per unit increased by 6.3%. As a result of the system conversion at the Covenant subsidiary during the 2011 period, these significant favorable comparisons to the prior year’s revenue statistics may not be indicative of the operating environment, so we are also providing what may be a better indication of our current progress by comparing our third quarter of 2012 revenue statistics to our second quarter of 2012 revenue statistics. Average freight revenue per tractor per week increased sequentially to $3,408 during the current quarter from $3,335 during the second quarter.  Average freight revenue per total mile increased by $0.03 per mile (or 2.1%) compared to the second quarter, while average miles per unit increased by 1.3%. For the nine-month period, the increase in Truckload revenue relates to an increase in average freight revenue per tractor per week to $3,259 during the 2012 period from $3,066 during the 2011 period.  Average freight revenue per total mile increased by $0.079 per mile, or 5.8%, compared to the 2011 period, while average miles per unit increased by 0.8%. Rates have continued to increase, as result of increases required to offset increasing costs and to bring rates back from the recessionary environment in prior year, as well as the result of supply and demand metrics within the markets in which we operate and related concerns about future capacity constraints.  The main factors favorably impacting utilization were a decrease in fleet size, the percentage of our fleet comprised of team-driven tractors, and a shorter length of haul.  These increases were partially offset by a 4.7% decrease of our average tractor fleet.

Our asset-based operating income was $16.6 million and $18.9 million higher in the three and nine-month 2012 periods than the 2011 periods, respectively, primarily as a result of the $11.5 million goodwill impairment in the third quarter of 2011.  Additionally, the system conversion at Covenant in the third quarter of 2011 provided for both incremental costs and inefficiencies that significantly impacted the 2011 quarter.

Solutions’ total revenue remained flat in the three-month 2012 period compared to the same 2011 period, and declined $1.7 million for the nine months ended September 30, 2012 compared to the same period in 2011.  The decrease in revenue related primarily to a special project in 2011, where Solutions handled the nationwide launch of Allegra to the over-the-counter market, and the loss of a large agent in January 2012. Solutions' operating income has deteriorated both in the three- and nine-month periods of 2012 compared to the same periods in 2011 as a result of slight declines in gross margins (purchased transportation compared to total revenue) due to capacity constraints in the market. Also, Solutions’ operating income fluctuations are the result of other operating expenses as a percentage of revenue increasing by approximately 5.0% for the three- and nine-month periods, primarily because the investment in additional personnel and related startup expenses to expand the capacity and range of services offered to our customers and carrier base being made in 2012.

The fluctuation in unallocated corporate overhead is primarily the result of increases as a result of incentive compensation and insurance costs recorded as unallocated corporate overhead, partially offset by the policy release credit recorded in the second quarter of 2012, related to our commutation of the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies.  Our primary sources of liquidity at September 30, 2012, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had a working capital (total current assets less total current liabilities) deficit of $19.7 million and $42.1 million at September 30, 2012 and December 31, 2011, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2012 and 2013, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at September 30, 2012, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced.  We had approximately $2.6 million in borrowings outstanding under the Credit Facility as of September 30, 2012, undrawn letters of credit outstanding of approximately $42.4 million, and available borrowing capacity of $34.3 million.  Our intra-period borrowings on the Credit Facility have ranged between $0.9 and $24.98 million during the first nine months of 2012.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were higher in 2012 than 2011, partially due to net income in the 2012 period of $4.6 million compared to a net loss in the 2011 period of $2.6 million, excluding the impact of the 2011 non-cash $11.5 million goodwill impairment and related tax effect.  A portion of the net income fluctuation relates to a $4.0 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2012 associated with commuting an auto liability policy.  The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2012; however, there was no corresponding cash flow effect. The cash flow effects will be noted in the fourth quarter of 2012 and first quarter of 2013, when the premiums covered by the credit would have been due absent the credit. Depreciation and amortization was lower in the 2012 period, primarily due to having fewer owned tractors at September 30, 2012 compared to 2011, while gain on the sale of property and equipment was also lower as the result of selling less equipment, partially offset by the sale of a terminal property that provided for a $2.4 million pre-tax gain. The fluctuations in accounts receivable are a function of truck count and both freight revenue and fuel surcharge revenue at September 30, 2012 and 2011, compared to the preceding year-ends.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payment of various accrued expenses, including payment in the 2011 period of incentive compensation related to the achievement of 2010 performance targets with no such related payments in the 2012 period.  The fluctuation in cash flows associated with insurance and claims accruals relates to higher expense in the 2012 period, a large portion of which relates to accruals for claims that have not been paid, while several large claims were settled and paid in 2011. Our decision with respect to the policy release premium refund associated with the April 1, 2012 through March 31, 2013 policy year of our primary auto liability insurance policy could impact our cash flows from operating activities in future periods.

The significant fluctuation in net cash flows associated with investing activities was primarily the result of a large trade package in 2011, the carryover of a significant amount of assets held for sale into 2012, the growth in independent contractors, sale of a terminal facility for $5.4 million, and the year-over-year reduction in the company owned truck count.  In addition, revenue equipment additions thus far in 2012 have been weighted towards operating leases, which we expect will continue in the fourth quarter of 2012 as we continue to use operating lease financing to complete our 2012 tractor fleet plan. As a result, fiscal 2012 is expected to provide for approximately $30.0 million of net proceeds from revenue equipment, compared to a net cash outlay of $49.5 million in fiscal 2011; however, as previously noted, the present value of off-balance sheet leases has increased $14.8 million for the nine-month period ended September 30, 2012. With an average fleet age of 2.0 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.  If we are successful in growing our independent contractor fleet, our net cash used to acquire equipment could be further decreased.  Additionally, in the second quarter of 2011, we purchased a 49% equity investment in TEL, a tractor and trailer equipment leasing company and used equipment reseller. The equity investment totaled $1.5 million, with future potential earn-out payments based on performance, of which $1.0 million was paid in the second quarter of 2012 related to 2011 performance. The payment of the earn-outs and/or purchase options associated with our investment in TEL could impact our cash flows from investing activities.

The changes in net cash flows provided by financing activities were a function of a $27.3 million period-over-period change in the cash flows associated with the 2012 net repayments and 2011 net borrowings on our revolving credit facility, which is directly related to the increase in cash flows from operations discussed above.  Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable used $57.1 million in the 2012 period, compared to $11.6 million in the 2011 period, primarily related to the trade cycle of the Company’s revenue equipment and cash flows from investing discussed above.

Material Debt Agreements

In September 2008, we entered into the Credit Facility with the Agent and the Lenders.  The Credit Facility is structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within our $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

On August 31, 2010, we obtained a fourth amendment to our Credit Facility, which, among other things, extended the maturity date of the Credit Facility from September 2011 to September 2014.  In exchange for the amendment, we paid fees and expenses of approximately $0.6 million.  While amounts outstanding under the Credit Facility are not due until September 2014, the related borrowings are reflected as current maturities in our consolidated balance sheet as a result of the Credit Facility requiring that the receipts from our lock-box automatically pay down the Credit Facility daily and additional borrowings be funded through additional draws against the Credit Facility.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $85.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  The borrowing base is limited by a $15.0 million availability block, plus any other reserves the Agent may establish in its judgment.  We had approximately $2.6 million in borrowings outstanding under the Credit Facility as of September 30, 2012, undrawn letters of credit outstanding of approximately $42.4 million, and available borrowing capacity of $34.3 million.  The interest rate on outstanding borrowings as of September 30, 2012 was 3.0% on the $2.0 million of LIBOR loans and 5.0% on the $0.6 million of base rate loans.

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

In the past, we have had difficulty achieving profitability, causing us to risk breaching our fixed charge coverage ratio covenant.  To avoid such breach, we have worked with our Lenders to obtain multiple amendments and waivers to the Credit Facility in return for higher interest rates, fees, and additional restrictions.  In the fourth quarter of  2011, we entered into a fifth amendment that prevented a default of our fixed charge coverage ratio for the twelve months ended September 30, 2011, by adjusting the fixed charge coverage ratio for that period to 0.95 to 1.0 from 1.0 to 1.0.  Subsequent to the fifth amendment, we entered into a sixth amendment to our Credit Facility that revised the definitions underlying our fixed charge coverage ratio, which we expect to provide us with additional flexibility under this covenant going forward.  However, the sixth amendment also added the consolidated leverage ratio covenant discussed above, which could restrict our ability to incur additional indebtedness, undertake acquisitions, or make other capital investments to the extent such indebtedness, acquisitions, or capital investments would cause the leverage ratio to exceed the specified maximum. In exchange for these amendments, we agreed to the increases in interest rates and fees described above and paid fees and expenses of approximately $0.3 million.  In March 2012, we entered into the seventh amendment that added an additional issuer on our letter of credit sub facility and included a one-time reduction to the borrowing base due to a sale of a terminal facility.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2012, terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2012 to March 2017. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $116.2 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2012 and 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At September 30, 2012, we had financed 508 tractors and 4,388 trailers under operating leases.  Vehicles held under operating leases are not carried on our consolidated condensed balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated condensed statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the third quarter increased to $5.3 million in 2012 from $4.0 million in the 2011 period. The total amount of remaining payments under operating leases as of September 30, 2012 was approximately $89.3 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  As of September 30, 2012, there were approximately $6.9 million of residual value guarantees under the operating leases.  The present value of these future lease payments and their residual value guarantees was approximately $68.9 million at September 30, 2012.  To the extent the expected value at the lease termination date on our operating leases is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2012, there were no material changes in our commitments or contractual liabilities

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated condensed financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our consolidated condensed financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2012, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2011 Annual Report on Form 10-K.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments following the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months other than July, which generally has slower freight demand.  Historically, during September through November, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has not been present over the past several years, as we have seen increases in demand at varying times based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

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

At September 30, 2012, we had forward futures swap contracts on approximately 1.0 million gallons for the remainder of 2012 or approximately 10% of our projected remaining 2012 fuel requirements, 12.1 million gallons for 2013 or approximately 20% of our projected 2013 fuel requirements, and 1.0 million gallons for 2014 or approximately 2% of our projected 2014 fuel requirements.

The fair value of the contracts that were in effect at September 30, 2012, which had a fair value of approximately $1.1 million and are included in other assets in the consolidated condensed balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.7 million and $2.2 million were reclassified from accumulated other comprehensive income into our results from operations for the three and nine months ended September 30, 2012, respectively, related to gains on contracts that expired. In addition to the amounts reclassified into our results of operations as reductions in fuel expense, for the three months ended September 30, 2012, we recorded $0.2 million of gains on ineffectiveness, and for the nine months ended September 30, 2012, we recorded no ineffectiveness, on the contracts that existed at September 30, 2012.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of  September 30, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $1.1 million of gains on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on our expected fuel consumption for the remainder of 2012, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $3.9 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $172.1 million of debt and capital leases, we had $5.0 million of variable rate debt outstanding at September 30, 2012, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by less than $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

On December 9, 2009, Carrie Bachrach and Randolph Bachrach filed suit against Covenant Transport, Inc. and one of our former drivers seeking damages in connection with an accident that occurred in September 2008, involving a truck operated under Covenant’s authority. On March 13, 2012, a jury in the United States District Court for the District of Arizona entered a damage award of approximately $13.2 million in favor of the plaintiffs. On June 18, 2012, the United States District Court for the District of Arizona granted our request for remittitur totaling $1.6 million or a new trial. In July 2012, both plaintiffs rejected the remittitur and requested a new trial. A new trial has been set for April 2013.

Under the terms of the commercial trucking insurance program that we had in place in 2008, we retained liability for up to $4.0 million with respect to the accident. We have third party insurance in place covering all amounts of the damage award in excess of such retention, excluding our pro-rata share of related out-of-pocket expenses. We recorded a $4.0 million charge representing our self-insured retention in respect of this accident in the consolidated financial results of the Company in 2008. Accordingly, the Company’s exposure was previously recorded and therefore the damage award did not impact the operating results for the three or nine months ended September 30, 2012. Under the terms of our insurance policies, the Company is the primary obligor of the amount of the damage award, and as such, the Company has recorded a $1.6 million receivable from the third party insurance provider in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheet at September 30, 2012.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended September 30, 2012:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1-31, 2012	644	$3.95	-	-
August 1-31, 2012	460	$5.87	-	-
September 1-30, 2012	-	-	-	-
Total	1,104	$4.75	-	-

(1)
Includes 644 and 460 shares of Class A common stock withheld at average prices of $3.95 and $5.87 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 14, 2012	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Chief Financial Officer,
in his capacity as such and as a duly authorized officer on behalf of the issuer