Form 10-K
period 2012-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2013-03-28
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 OR
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
[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "accelerated filer,"large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2012, was approximately $28 million (based upon the $3.74 per share closing price on that date as reported by NASDAQ).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 25, 2013, the registrant had 12,411,602 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held on May 29, 2013, have been incorporated by reference into Part III of this Form 10-K.

Table of Conents

PART I

ITEM 1.                      BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitles "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

GENERAL

Background

We provide truckload transportation services throughout the continental United States, into and out of Mexico and into and out of portions of Canada.  Generally, we transport full trailer loads of freight from origin to destination without intermediate stops or handling.  Our truckload freight services utilize equipment we own or lease or equipment owned by independent contractors for the pick-up and delivery of freight.  In most of our truckload business, we transport freight over nonroutine routes.  Our dedicated freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  To complement our truckload operations, we provide freight brokerage services.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base.

We were founded in 1986 as a provider of expedited long-haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  Since that time, we have grown from 25 trucks to approximately 3,000 trucks and expanded our services from predominantly long-haul dry van to include refrigerated, dedicated, cross-border, regional, brokerage, and other offerings.  The expansion of our fleet and service offerings have placed us among the nation's largest truckload transportation companies.

As our fleet grew and our service platform matured, several important trends dramatically affected the truckload industry and our business.  First, supply chain patterns became more fluid in response to dynamic changes in labor and transportation costs, ocean freight and rail-intermodal service standards, retail distribution center networks, governmental regulations, and other industry-wide factors.  Second, the cost structure of the truckload business, particularly equipment and fuel prices, rose dramatically, impacting us and our customers' freight decisions.  Third, customers used technology to constantly optimize their supply chains which necessitated expanding our own technological capability to optimize our asset allocation, manage yields, and drive operational efficiency.  Fourth, a confluence of regulatory constraints, safety and security demands, and scarcity of qualified applicants, negatively impacted our asset productivity and reinforced what a precious resource professional truck drivers are (and we believe increasingly will be) in our industry.

In the fourth quarter of 2011, we began examining the key components of each of our business units, including: market trends and our relative positioning in the market; leadership and our personnel's ability to execute; financial results, investment returns, and capital requirements; importance of our service to our customers; and growth prospects.

As a result of this assessment process, we identified several key initiatives that we began executing in 2012, including the following:

•	Expanding our refrigerated, non-asset based brokerage and ancillary services, and specialized team operation, while reducing capital allocated to certain other operations;
•
Increasing the use of owner-operators, particularly in our team operations, to more flexibly match equipment positioning to changes in freight patterns and economic demand, as well as reduce the capital allocated to this very mileage-intensive business;

•	Improving our debt-to-capitalization ratio through capital decisions and other means;
•
Implementing a more comprehensive sales and marketing approach that emphasizes to customers the enterprise-wide breadth of services we offer and encourages all sales associates to market all of our services; and

•	Designing our business to optimize the career opportunity for our drivers.

To accompany our operational goals, we also adopted the following financial goals:

•	Grow freight revenue meaningfully without increasing our fleet of owned trucks;
•	Improve operating ratio to the low to mid 90s;
•	Generate a return on invested capital approaching double digits; and
•	Reduce total leverage by a meaningful amount.

Based on our return to profitability in 2012, we believe that certain of the initiatives are starting to provide positive results.  However, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and owner-operators, and create meaningful value for our stockholders.

Business Units

We have two reportable segments: asset-based truckload services ("Truckload") and non-asset based brokerage and ancillary services ("Solutions").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), which provides expedited long-haul, dedicated, temperature-controlled, and solo-driver regional service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

The Solutions segment provides: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring.

The following charts reflect the size of each of our subsidiaries measured by 2012 freight revenue:

Distribution of Revenue Among Subsidiaries
Covenant Transport	56%
SRT	30%
Star	9%
Solutions	5%

Our Truckload segment comprised approximately 95%, 95%, and 93% of our total freight revenue in 2012, 2011, and 2010, respectively.

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

The main expenses that impact the profitability of our Truckload segment are the variable costs of transporting freight for our customers.  These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors.  Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

We measure the productivity of our Truckload segment with three key performance metrics:  average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week (excluding fuel surcharges).  A description of each follows:

Average Freight Revenue Per Total Mile.  Our average freight revenue per total mile is primarily a function of 1) the allocation of assets among our subsidiaries and 2) the macro U.S. economic environment including supply/demand of freight and carriers. The increase in 2012 and 2011 compared to 2010 and 2009 is a result of allocating more tractors to our niche/specialized service offerings that provide higher rates (including high-value/constant security, temperature controlled, cross boarder services and expedited/critical freight). Also, shipper concerns about the prospect of tighter capacity and rate increases required to mitigate inflationary costs, afforded an environment more conducive to rate increases.

Average Freight Revenue Per Total Mile (excludes fuel surcharge revenue)	2008	2009	2010	2011	2012
	$1.36	$1.27	$1.31	$1.38	$1.47

Average Miles Per Tractor.  Average miles per tractor reflect economic demand, driver availability, regulatory constraints, and the allocation of tractors among the service offerings. The increase in utilization in 2012 is a result of a decrease in our unseated truck count, allocation of assets to business units with better freight, and a full year without a system conversion, which more than overcame negative regulatory impact.

Average Miles Per Tractor	2008	2009	2010	2011	2012
	118,992	119,836	125,178	115,775	118,103

Average Freight Revenue Per Tractor Per Week.  We use average freight revenue per tractor per week as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our trucks, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors. The increase in average freight revenue per tractor per week in 2012 is primarily due to allocation of tractors to more productive service offerings, which contributed to higher rates and utilization.

Average Freight Revenue Per Tractor Per Week (excludes fuel surcharge revenue)	2008	2009	2010	2011	2012
	$3,105	$2,920	$3,137	$3,069	$3,322

Our Solutions segment comprised approximately 5%, 5%, and 7% of our total operating revenue in 2012, 2011, and 2010, respectively. Solutions derives revenue from arranging transportation services for customers through relationships with thousands of third-party carriers and integration with our Truckload segment.  Solutions provides freight brokerage services through freight brokerage agents, who are paid a commission for the freight brokerage service they provide, and directly through in-house brokerage personnel working in direct contact with customers.  The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries and selling, general, and administrative expenses.  Our brokerage loads increased to 22,965 in 2012, from 14,773 in 2011, while average revenue per load decreased approximately 38% to $1,144 in 2012, from $1,853 in 2011, primarily due to the loss of a large agent in January 2012 and the addition of less-than-truckload services offerings, which changed the mix of Solutions’ business. Solutions also experienced a decrease in the number of special projects, resulting in a decrease in miles per load of approximately 15% and began factoring receivables adding approximately $0.8 million in related revenue.

On May 31, 2011, we acquired a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income since May 31, 2011, or $1.9 million in 2012 and $0.7 million in 2011. As a result, TEL’s results and growth are significant to our current year results and, in our estimation, to our longer-tem vision.

Refer to Note 15, "Segment Information," of the accompanying consolidated financial statements for further information about each of our reporting segments' operating and financial results for 2012, 2011, and 2010.

Customers and Operations

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  All of our asset-based subsidiaries are truckload carriers and as such generally dedicate an entire trailer to one customer from origin to destination.  We also generate revenue through a subsidiary that provides freight brokerage services. No customer accounted for more than 10% of our consolidated revenue in 2012, 2011, or 2010.  Our top five customers accounted for approximately 24%, 31%, and 31% of our total revenue in 2012, 2011, and 2010, respectively.

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

We operate throughout the U.S. and in parts of Canada and Mexico, with substantially all of our revenue generated from within the U.S.  All of our tractors are domiciled in the U.S., and we have generated less than two percent of our revenue in Canada and Mexico in 2012 and less than one percent in 2011 and 2010.

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project is to have uniform operational and financial systems across the entire Company as we believe this will improve customer service, utilization, and enhance our visibility into and across the organization.  Star, Solutions, and Covenant Transport are currently operating on the new system.  We encountered difficulties when we converted our Covenant Transport subsidiary to the new system in the third quarter of 2011, which disrupted our operations and impacted our customer service, driver relations, and results of operations.  All significant problems associated with the Covenant Transport conversion were addressed by the end of January 2012 and efficiencies from the new system were realized by Covenant Transport in 2012. We expect to implement the new operating system at SRT in 2014.

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

While driver recruiting and retention were challenging in 2012, we had fewer open trucks, including wrecked units, throughout the year, with approximately 3.9% at December 31, 2012 compared to approximately 5.7% at December 31, 2011.  We believe this decrease is the result of positive recruiting efforts due to improved driver compensation arrangements and certain company specific initiatives during the year, partially offset by increased year over year driver turnover, as well as a reduction in tractor count in 2012 over 2011. Management's goal is to reduce open trucks, including wrecked units, to less than 3% of our fleet, and we will continue to work towards this goal in 2013.

We believe having a happy, healthy, and safe driver is the key to our success, both in the short term and over a longer period.  As a result, we are actively working to enhance our drivers' experience in an effort to recruit and retain more drivers.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor.  The payments to independent contractors are recorded in revenue equipment rentals and purchased transportation.  When independent contractor tractors are utilized, we avoid expenses generally associated with company-owned equipment, such as driver compensation, fuel, interest, and depreciation. Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses. We evaluate our efficiency using net margin as well as operating ratio. We have increased the number of independent contractors in our fleet to 252 at December 31, 2012 from 216 at December 31, 2011, reaching a yearly average of 249 for 2012 compared to 165 in 2011.  We expect the trend of increased independent contractors as a percentage of our fleet to continue into 2013.

Internal education and evaluation of the Federal Motor Carrier Safety Administration ("FMCSA") Safety Accountability program ("CSA") (formerly "Comprehensive Safety Analysis 2010") are priorities as we develop plans to keep our top talent and challenge those drivers that need improvement.  Overall, we believe this regulation will bring challenges as well as opportunities for truckload carriers.  CSA, in conjunction with the new U.S. Department of Transportation ("DOT") reductions in hours-of-service for drivers, may reduce effective capacity in our industry as well as negatively impact equipment utilization. Nevertheless, for carriers that successfully manage the new environment with driver-friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available. Driver pay may increase as a result of regulation and economic expansion, which could provide more alternative employment opportunities. If economic growth is sustained, however, we expect the supply/demand environment to be favorable enough for us to offset expected compensation increases with better freight pricing.

We use driver teams in a substantial portion of our tractors.  Driver teams permit us to provide expedited service on selected long-haul lanes because teams are able to handle longer routes and drive more miles while remaining within DOT hours-of-service rules.  The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers.  The use of teams, however, increases the accumulation of miles on tractors and trailers as well as personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2012, teams operated approximately 29% of our tractors versus 27% in the preceding year.

We are not a party to a collective bargaining agreement.  At December 31, 2012, we employed approximately 4,289 drivers and approximately 835 non-driver personnel.  At December 31, 2012, we also contracted with approximately 252 independent contractors.

Revenue Equipment

At December 31, 2012, we operated 2,884 tractors and 6,904 trailers. Of these tractors, 2,025 were owned, 607 were financed under operating leases, and 252 were provided by independent contractors, who own and drive their own tractors.  Of these trailers, 2,643 were owned, 3,816 were financed under operating leases, and 445 were financed under capital leases.  Furthermore, at December 31, 2012, approximately 71% of our trailers were dry vans and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers.  Our policy is to operate a modern fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2012, our tractor fleet had an average age of approximately 2.1 years, and our trailer fleet had an average age of approximately 5.8 years. As of December 31, 2012, almost 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 51.8% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010.  We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  This system also updates the tractor's position every thirty minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2012, 100% of our fleet was equipped with electronic on board recorders (“EOBR’s), which electronically monitor truck miles and enforce hours-of-service.

Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  This has substantially increased our costs of operation over the past several years.

Industry and Competition

The U.S. market for truck-based transportation services was estimated to have generated $603.9 billion in 2011, according to the most recently available data published by American Trucking Associations, Inc. The trucking industry includes both private fleets and "for-hire" carriers.  We operate in the highly fragmented for-hire truckload segment of this market, which generated revenues of approximately $215.0 billion in 2011.  Our dedicated business also competes in the estimated $250.0 billion private fleet portion of the overall trucking market, by seeking to convince private fleet operators to outsource or supplement their private fleets.

The U.S. trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominate the market. Service and price are the principal means of competition in the trucking industry. We compete to some extent with railroads and rail-truck intermodal service but attempt to differentiate ourselves from our competition on the basis of service. Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduce the effectiveness of such service to customers with time-definite pick-up and delivery schedules.  In times of high fuel prices or less consumer demand, however, rail-intermodal competition becomes more significant.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the "2011 Rule").  The 2011 Rule preserved the 11-hour daily driving limit, but the FMCSA indicated that this daily limit may be revisited in the future.  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 to 70.  The 2011 Rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the drive refrain from working for a period of 34 hours, known as a "34-hour restart."  The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m.  These rule changes are scheduled to become effective July 1, 2013.  We anticipate that the 2011 Rule will be challenged prior to its effective date.  We are unable to predict how a court may address challenges to the rule and to what extent the FMCSA might attempt to materially revise the rules under the current or future presidential administrations.  On the whole, however, we believe these modifications to the current rule will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a "satisfactory" DOT rating, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business because some of our customer contracts require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.  Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

CSA introduced a new enforcement and compliance model. Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted.  The occurrence of future deficiencies could affect driver recruitment and retention by causing high-quality drivers to seek employment with other carriers, or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations and productivity.  Additionally, we may incur greater than expected expenses in our attempts to improve our scores as a result of those scores.

Certain of our subsidiaries have exceeded the established intervention thresholds in several of the seven safety-related standards of CSA.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations. We have put new maintenance procedures in place in an attempt to address maintenance issues that were cited. Additionally, we have reduced the maximum speed on a large portion of our fleet and enhanced programs that reward drivers for positive safety behavior.

The FMCSA proposed new rules that would require nearly all carriers, including us, to install and use EOBRs in their tractors to electronically monitor truck miles and enforce hours-of-service.  These rules were vacated by the Seventh Circuit Court of Appeals in August 2011.  In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of EOBRs by July 2013 with full adoption by all trucking companies no later than July 2015.  It is uncertain if this adoption date will be challenged or extended.  We have proactively installed EOBRs on 100% of our owned tractors.

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

Fuel Availability and Cost

The cost of fuel trended higher in 2012, compared to 2011 and 2010, as a result of geo-political tensions and volatility in the Middle East, weakness of the U.S. dollar, and an increase in global demand for petroleum products.  To mitigate the cost and volatility in the cost of fuel, we utilize a variety of initiatives.

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts and through jurisdictions with lower fuel taxes, where possible.  We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, purchased technology to enhance our management and monitoring of out-of-route miles, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that includes minimum rates and fuel surcharges.  This combination of initiatives has contributed to significant improvements in fleet-wide average fuel mileage.  Moreover, we have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs.  However, even with the fuel surcharges, the price of fuel has affected our profitability.  Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, and for fuel used by refrigerated trailer units that generally are not billed to customers.  In addition, time-to-time customers attempt to modify their surcharge programs, some successfully, which can result in recovery of a smaller portion of fuel price increases.  Rapid increases in fuel costs or shortages of fuel could have a materially adverse effect on our operations or future profitability.

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the "NYMEX" (New York Mercantile Exchange).  At December 31, 2012, we had forward futures swap contracts on approximately 12.1 million gallons of diesel to be purchased in 2013, or approximately 20% of our projected annual 2013 fuel requirements, and approximately 4.0 million gallons to be purchased in 2014, or approximately 6% of our projected annual 2014 fuel requirements.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments after the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs.  For the reasons stated, first quarter operating results historically have been lower than results in each of the other three quarters of the year excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months.  During September and October, business sometimes increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has been less pronounced over the past several years, including fiscal 2012, 2011, and 2010, as we have seen increases in demand at varying times, specifically between March and June, based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

Additional Information

At December 31, 2012, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; and CTG Leasing Company, a Nevada corporation.

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

Additionally, you may read all of the materials that we file with the SEC by visiting the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  If you would like information about the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330.  You may also visit the SEC's website at www.sec.gov.  This site contains reports, proxy and information statements and other information regarding the Company and other companies that file electronically with the SEC.

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

We also are subject to increases in costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues and profitability, and result in higher operating costs.  In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time-to-time, various federal, state, or local taxes are also increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability.

These factors include:

•
We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation companies, many of which have more equipment and greater capital resources than we do;

•
Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business;

•	Many of our customers, including four of our top ten, are other transportation companies, and they may decide to transport their own freight;
•	Many customers reduce the number of carriers they use by selecting "core carriers" as approved service providers, and in some instances we may not be selected;
•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors;
•	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;
•	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and
•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

We have a recent history of net losses and may be unsuccessful in improving our profitability.

We have generated a profit in only two of the last five years and our aggregate net losses during the five year period are significantly more than our aggregate net income.  We may not be able to achieve profitability or, if we do, we may not be able to sustain or increase profitability in the future.  If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our future insurance and claims expense could reduce our earnings and make our earnings more volatile. We self-insure for a significant portion of our claims exposure and related expenses. We accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise, and we evaluate and revise these accruals from time-to-time based on additional information. Due to our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed. Further, our self-insured retention levels could change and result in more volatility than in recent years.  Historically, we have had to significantly adjust our reserves on several occasions, and future significant adjustments may occur.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits.  If any claim was to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, if we experience a claim for which we do not have coverage, if we experience an increase in number of claims, or if we have to increase our reserves.  Healthcare legislation and inflationary cost increases could also negatively affect our financial results.

Fluctuations in the price or availability of fuel, hedging activities, and the volume and terms of diesel fuel purchase commitments, and surcharge collection and surcharge policies approved by customers may increase our costs of operation, which could materially and adversely affect our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, weather, and other factors beyond our control, each of which may lead to an increase in the cost of fuel.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. From time-to-time, we use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. We may be forced to make cash payments under the hedging arrangements.  We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers. Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases. A failure to improve our fuel price protection through these measures, increases in fuel prices, or a shortage or rationing of diesel fuel, could materially and adversely affect our results of operations.

We depend on the proper functioning and availability of our information systems and a system failure or unavailability or an inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operation.

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

We have a $95.0 million Credit Facility with a group of banks and numerous other financing arrangements.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and a fixed charge coverage ratio, if availability is below a certain threshold. We have had difficulty meeting budgeted results and have had to request amendments in the past. If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain amendments or waivers under our Credit Facility, or we may incur fees in doing so.  See "Material Debt Agreements" under Item 7 in Part II of this Annual Report on Form 10-K for additional information.

Certain other financing arrangements contain certain restrictions and non-financial covenants in addition to those contained in our Credit Facility.  If we fail to comply with any of our financing arrangement covenants, restrictions, and requirements, we will be in default under the relevant agreement, which could cause cross-defaults under our other financing arrangements.  In the event of any such default, if we failed to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders could cease making further advances, declare our debt to be immediately due and payable, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral, or impose significant fees and transaction costs.  If acceleration occurs, economic conditions such as the recent credit market crisis may make it difficult or expensive to refinance the accelerated debt or we may have to issue equity securities, which would dilute stock ownership.  Even if new financing is made available to us, credit may not be available to us on acceptable terms.  A default under our financing arrangements could cause a materially adverse effect on our liquidity, financial condition, and results of operations.

Our substantial indebtedness and capital and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, capital leases, operating leases, and encumbered assets, we believe:

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

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with cash flows from operations, borrowings under our Credit Facility, proceeds from the sale of our used revenue equipment, proceeds under our financing facilities, and leases of revenue equipment.  If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from our major customers.  Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent.  Our customers' financial difficulties can negatively impact our results of operations and financial condition, especially if our customers were to delay or default on payments to us.  Generally, we do not have long-term contractual relationships with our major customers, and our customers may not continue to use our services or could reduce their use of our services.  For some of our customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous.  A reduction in or termination of our services, by one or more of our major customers, could have a materially adverse effect on our business and operating results.

We depend on third parties, particularly in our brokerage business, and service instability from these providers could increase our operating costs and reduce our ability to offer brokerage services, which could adversely affect our revenue, results of operations, and customer relationships.

Our brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers.  These third-party providers seek other freight opportunities and may require increased compensation in times of improved freight demand or tight trucking capacity.  Our inability to secure the services of these third parties, or increases in the prices we must pay to secure such services, could have an adverse effect on our operations and profitability.

Increases in driver compensation or difficulty in attracting and retaining qualified drivers could adversely affect our profitability.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors. Our industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including CSA and hours-of-service changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  A shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.  In addition, we and our industry suffer from a high turnover rate of drivers.  The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

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

We operate in the U.S. pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces.  We operate within Mexico by utilizing third-party carriers within that country.  Our Company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.  The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses in detail several proposed, pending, and final regulations that could significantly impact our business and operations.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards.  The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers.  As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer carriers, and our safety rating could be adversely impacted.  We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety ratings may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

Certain of our subsidiaries have exceeded the established intervention thresholds in a number of the seven safety-related standards.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put new procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot assure you these measures will be effective.

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

We are subject to risk with respect to higher prices for new tractors. Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines and due to the pricing discretion of equipment manufacturers.  More restrictive EPA emissions standards have required vendors to introduce new engines.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.

We have a combination of agreements and non-binding statements of indicative trade values covering the terms of trade-in commitments from our primary equipment vendors for disposal of a portion of our revenue equipment. From time-to-time, prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market.  We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we do not enter into definitive agreements consistent with the indicative trade values, if we fail to or are unable to enter into similar arrangements in the future, or if we do not purchase the number of replacement units from the vendors required for such trade-ins.

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

On May 31, 2011, we acquired a 49% interest in TEL, a used equipment leasing company and reseller.  We account for our investment in TEL using the equity method of accounting.  TEL faces several risks similar to those we face and additional risks particular to its business and operations.  The ability to secure financing and market fluctuations in interest rates could impact TEL’s ability to grow its leasing business and its margins on leases. Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable.  Further, we believe the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past.  There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale.  As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment.

Under the purchase agreement we entered into, we have an option to acquire 100% of TEL between January 1, 2013 and May 31, 2016.  If we exercise the option, we believe our total leverage would increase.  Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

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

We are exposed to risks related to our receivables factoring arrangements.

We engage in receivables factoring arrangements pursuant to which our clients, consisting of smaller trucking companies, factor their receivables to us for a fee to facilitate faster cash flow.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  These factored receivables are generally unsecured, except when personal guarantees are received.  While we have procedures to monitor and limit exposure to credit risk on these receivables, there can be no assurance such procedures will continue to effectively limit collection risk and avoid losses. We periodically assess the credit risk of our client’s customers and regularly monitor the timeliness of payments. Slowdowns, bankruptcies, or financial difficulties within the markets our clients serve may impair the financial condition of one or more of our client’s customers and may hinder such customers’ ability to pay the factored receivables on a timely basis or at all. If any of these difficulties are encountered, our cash flows and results of operations could be adversely impacted.

Our Chief Executive Officer and President and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board, Chief Executive Officer, and President, David Parker, and his wife, Jacqueline Parker, our Chief Strategy Officer, beneficially own approximately 27% of our outstanding Class A common stock and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 47% of the voting power of all of our outstanding stock.  The Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our corporate headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee.  This facility includes an office building of approximately 182,000 square feet, a maintenance facility of approximately 65,000 square feet, a body shop of approximately 60,000 square feet, and a truck wash.  Our Solutions segment is also operated and managed out of the Chattanooga facility.  We maintain nine terminals, which are utilized by our Truckload segment located on our major traffic lanes in or near the cities listed below.  These terminals provide a base for drivers in proximity to their homes, a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, and the other uses indicated below.

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

ITEM 4.                     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2011, to December 31, 2012.

Period	High	Low

Calendar Year 2011:

1st Quarter	$10.00	$8.00
2nd Quarter	$9.86	$7.22
3rd Quarter	$7.83	$3.60
4th Quarter	$3.69	$2.35

Calendar Year 2012:

1st Quarter	$3.70	$2.84
2nd Quarter	$3.90	$2.92
3rd Quarter	$6.00	$3.50
4th Quarter	$5.88	$4.25

On March 11, 2013, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $6.30.

As of March 11, 2013, we had approximately 115 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of March 11, 2013, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

See "Equity Compensation Plan Information" under Item 12 in Part III of this Annual Report on Form 10-K for certain information concerning shares of our Class A common stock authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended December 31, 2012:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2012	-	-	-	-
November 1-30, 2012	-	-	-	-
December 1-31, 2012	529	$5.10	-	-
Total	529	$5.10	-	-

(1)
Includes 529 shares of Class A common stock withheld at an average price of $5.10 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

ITEM 6.                      SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)
	Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Freight revenue	$529,080	$512,026	$546,320	$520,495	$615,810
Fuel surcharge revenue	145,174	140,601	103,429	68,192	158,104
Total revenue	$674,254	$652,627	$649,749	$588,687	$773,914

Operating expenses:
Salaries, wages, and related expenses	217,080	211,169	216,316	220,213	268,742
Fuel expense	194,841	208,693	177,239	143,835	260,704
Operations and maintenance	45,265	43,585	42,050	40,833	48,837
Revenue equipment rentals and purchased transportation	85,010	63,353	71,474	76,484	90,974
Operating taxes and licenses	11,043	12,148	11,090	12,113	13,078
Insurance and claims	33,707	36,163	32,648	26,531	31,200
Communications and utilities	4,809	5,137	4,974	5,740	6,702
General supplies and expenses	16,068	15,627	16,143	19,538	21,450
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets (1)	43,222	46,274	51,807	48,122	63,235
Goodwill impairment charge (2)	-	11,539	-	-	24,671
Total operating expenses	651,045	653,688	623,741	593,409	829,593
Operating income (loss)	23,209	(1,061)	26,008	(4,722)	(55,679)
Other expense (income):
Interest expense	12,697	16,208	16,566	14,184	10,373
Interest income	-	(32)	(2)	(144)	(435)
Loss on sale of Transplace investment and note receivable (3)	-	-	-	11,485	-
Loss on early extinguishment of debt	-	-	-	-	726
Other	(13)	(123)	(20)	(199)	(160)
Other expenses, net	12,684	16,053	16,544	25,326	10,504
Equity in income of affiliate	1,875	675	-	-	-
Income (loss) before income taxes	12,400	(16,439)	9,464	(30,048)	(66,183)
Income tax expense (benefit)	6,335	(2,172)	6,175	(5,018)	(12,792)
Net income (loss)	$6,065	$(14,267)	$3,289	$(25,030)	$(53,391)

(1)	Includes a $15,791 pre-tax impairment charge related to revenue equipment in 2008.
(2)	Represents non-cash impairment charges to write off the goodwill in our truckload segment.
(3)	Represents a non-cash loss on sale of investment in Transplace, Inc. ("Transplace") and a related receivable.

Basic income (loss) per share	$0.41	$(0.97)	$0.23	$(1.77)	$(3.80)

Diluted income (loss) per share	$0.41	$(0.97)	$0.23	$(1.77)	$(3.80)

Basic weighted average common shares outstanding	14,742	14,689	14,374	14,124	14,038

Diluted weighted average common shares outstanding	14,808	14,689	14,505	14,124	14,038

	Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Balance Sheet Data:
Net property and equipment	$279,017	$322,303	$323,954	$278,335	$236,018
Total assets	$400,232	$439,825	$441,179	$398,312	$393,676
Long-term debt and capital lease obligations, less current maturities	$109,217	$144,296	$155,381	$146,556	$107,956
Total stockholders' equity	$94,673	$87,055	$100,698	$94,675	$118,820

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.63	$1.53	$1.45	$1.42	$1.53
Average freight revenue per total mile (1)	$1.47	$1.38	$1.31	$1.27	$1.36
Average freight revenue per tractor per week (1)	$3,322	$3,069	$3,137	$2,920	$3,105
Average miles per tractor per year	118,103	115,775	125,178	119,836	118,992
Weighted average tractors for year (2)	2,895	3,029	3,099	3,111	3,456
Total tractors at end of period (2)	2,884	2,978	3,087	3,113	3,292
Total trailers at end of period (3)	6,904	7,361	7,332	8,005	8,277

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by independent contractors.
(3)	Excludes monthly rental trailers.

The information set forth above should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Company’s consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this Form 10-K.

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

EXECUTIVE OVERVIEW

Solid execution of our plan contributed to enhanced asset productivity and our best financial performance since 2003.  Key factors in the improvement were improved network yields, a higher percentage of seated trucks, and a higher team-driven truck fleet both overall and as a percentage of the fleet.  Our sales, operations, and driving personnel improved their execution of the business, and we allocated capital to maintain or grow our capacity in our expedited and refrigerated service offerings, while reducing capacity in our dedicated and regional service offerings.  Also, all significant problems associated with the Covenant Transport conversion to the new enterprise management system in the third quarter of 2011 were addressed by the end of January 2012 and efficiencies from the new system began to be realized in 2012.

Compared to the year ended December 31 2011, our asset-based division's revenue, excluding fuel surcharge revenue, increased 3.7% due to an 8.3% increase in average freight revenue per tractor per week, offset by a 4.4% decrease in average tractors.   Our miles per truck were up 2.0% as compared to 2011, while average freight revenue per total mile was up 8.9 cents per mile or 6.4%.  These improvements more than overcame higher operating costs.

Additional items of note for the year ended December 31, 2012 include the following:

•
Operating income was $23.2 million, compared with an operating loss of $1.1 million for 2011. Operating income in 2012 included a $2.4 million gain on disposition of real estate, a $4.0 million benefit from commutation of an insurance policy, and a $3.1 million gain on fuel hedging.  Operating loss in 2011 included an $11.5 million charge for goodwill impairment and a $1.9 million gain on fuel hedging;

•
Net income was $6.1 million, or $0.41 per basic and diluted share, compared with net loss of $14.3 million, or ($0.97) per basic and diluted share, for 2011.  Net loss for 2011 included pre-tax non-cash goodwill impairment charges of $11.5 million, or ($0.64) per share;

•
Since December 31, 2011, aggregate lease-adjusted indebtedness (which includes the present value of off-balance sheet lease obligations), net of cash, decreased by approximately $54.5 million to $242.4 million;

•	Stockholders' equity at December 31, 2012, was $94.7 million and our tangible book value was $94.1 million, or $6.38 per basic share; and
•	Our equity investment in TEL provided $1.9 million of pre-tax earnings in 2012 compared to $0.7 million for the seven months ended December 31, 2011.

During 2013, we intend to continue our emphasis on (i) allocation of assets towards service offerings with better returns on invested capital, such as refrigerated and expedited/high-value team operations, (ii) increasing our use of owner-operators, (iii) coordinating efforts among all of our operating companies, (iv) reducing leverage, and (v) improving our drivers' employment experience.

While the pace of economic growth remains uncertain and the driver market is extremely tight, we believe the trucking economy’s freight demand and capacity remain closely in balance. Regulatory issues, increasing costs and the tight driver market pose substantial challenges to the trucking industry.  These factors also have limited trucking capacity to an extent that yield improvements have been and should continue to be available in markets with solid demand to carriers with excellent customer service. We believe a combination of these company-specific initiatives and steady improvement in the overall economic and freight environments will afford us the opportunity for continued year-over-year improvements in profitability and stockholder value. Headwinds for 2013 include a small number of significant claims incurred early in 2013, the sale of real estate in the first quarter of 2012 that provided a $2.4 million gain, and the commutation of an insurance policy in the second quarter of 2012 that provided a benefit of $4.0 million to insurance and claims, net of $0.5 million in reserves established on claims previously covered by the policy becoming our responsibility when the policy was commuted.  As a result, we expect earnings comparisons in the first half of 2013 to be negative compared with 2012, then becoming positive in the second half of 2013.

RESULTS OF CONSOLIDATED OPERATIONS

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	2012	2011	2010		2012	2011	2010

Total revenue	100.0%	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages, and related expenses	32.2	32.3	33.2	Salaries, wages, and related expenses	41.0	41.2	39.6
Fuel expense	28.9	32.0	27.3	Fuel expense (1)	9.4	13.3	13.5
Operations and maintenance	6.7	6.7	6.5	Operations and maintenance	8.5	8.5	7.7
Revenue equipment rentals and purchased transportation	12.6	9.7	11.0	Revenue equipment rentals and purchased transportation	16.1	12.4	13.1
Operating taxes and licenses	1.7	1.9	1.7	Operating taxes and licenses	2.1	2.4	2.0
Insurance and claims	5.0	5.5	5.0	Insurance and claims	6.4	7.1	6.0
Communications and utilities	0.7	0.8	0.8	Communications and utilities	0.9	1.0	0.9
General supplies and expenses	2.4	2.4	2.5	General supplies and expenses	3.0	3.0	2.9
Depreciation and amortization (2)	6.4	7.1	8.0	Depreciation and amortization (2)	8.2	9.0	9.5
Goodwill impairment (3)	-	1.8	-	Goodwill impairment (3)	-	2.3	-
Total operating expenses	96.6	100.2	96.0	Total operating expenses	95.6	100.2	95.2
Operating income (loss)	3.4	(0.2)	4.0	Operating income (loss)	4.4	(0.2)	4.8
Other expense, net	1.9	2.5	2.5	Other expense, net	2.4	3.1	3.0
Equity in income of affiliate	0.3	0.1	-	Equity in income of affiliate	0.3	0.1	-
Income (loss) before income taxes	1.8	(2.6)	1.5	Income (loss) before income taxes	2.3	(3.2)	1.8
Income tax expense (benefit)	0.9	(0.3)	1.0	Income tax expense (benefit)	1.2	(0.4)	1.2
Net income (loss)	0.9%	(2.2)%	0.5%	Net income (loss)	1.1%	(2.8)%	0.6%

(1)
Freight revenue is total revenue less fuel surcharges.  In this table, fuel surcharges are eliminated from revenue and subtracted from fuel expense.  The amounts were $145.2 million, $140.6 million, and $103.4 million in 2012, 2011, and 2010, respectively.

(2)	Includes a gain on the sale of property and equipment totaling $4.9 million, $6.7 million, and $4.3 million in 2012, 2011, and 2010, respectively.
(3)	Represents an $11.5 million non-cash impairment charge to write off the remaining goodwill in our truckload segment associated with several acquisitions that we made prior to 2001.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Revenue
For the year ended December 31, 2012, total revenue increased $21.7 million, or 3.3%, to $674.3 million from $652.6 million in 2011.  Freight revenue increased $17.1 million, or 3.3%, to $529.1 million in the year ended December 31, 2012, from $512.0 million in 2011.  The increase resulted from an $18.2 million increase in freight revenue from our Truckload segment, while our Solutions segment's freight revenue decreased $1.1 million. Fuel surcharge revenue increased $4.6 million, or 3.3%, to $145.2 million at December 31, 2012, from $140.6 million at December 31, 2011.

The increase in Truckload freight revenue relates to an increase in average freight revenue per tractor per week to $3,322 during the 2012 period from $3,069 during the 2011 period.  Average freight revenue per total mile increased by 8.9 cents per mile, or 6.4%, compared to the 2011 period, while average miles per unit increased by 2.0%. Rates have continued to increase as a result of increases required to offset increasing costs, including driver pay, and supply and demand dynamics.  The main factors favorably impacting utilization were the percentage of our fleet which was manned, the percentage of our fleet comprised of team-driven tractors, and overcoming certain inefficiencies that resulted from the system implementation at our Covenant Transport subsidiary in the second half of 2011.  These increases were partially offset by a 4.4% decrease of our average tractor fleet. Revenue and rates were positively impacted in the third and fourth quarters of 2012 as a result of project work related to hurricane Isaac and super storm Sandy.  Revenue specific to these disasters was approximately $3.0 million and our rates were positively impacted by approximately 2.0 cents per mile for the second half of 2012.

The decrease in Solutions' revenue related primarily to a special project in 2011, where Solutions handled the nationwide launch of Allegra to the over-the-counter market, and the loss of a large agent in January 2012.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue. We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
Salaries, wages, and related expenses as a percentage of freight revenue declined as compared to the 2011 period. This decline is primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while the payments to them are included in the purchased transportation line item.   Driver pay increased approximately 2.6 cents per company tractor mile due to driver pay adjustments and the fixed nature of certain of our pay to student drivers and other driver incentives. Non-driver wages have also increased as a result of incentive compensation tied to our results of operations. Workers’ compensation expense was higher in 2012 at 2.8 cents per company mile, compared to 2.6 cents in 2011, as a result of adverse claims development.  We expect driver pay may further increase per company mile as we look to reduce the number of unseated trucks in our fleet and given the tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet.  Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Fuel expense
Fuel expense as a percentage of freight revenue decreased as compared to the 2011 period.  This decline is primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while the cost of their fuel is included in the amounts paid to them as purchased transportation, discussed below. We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling. Moreover, most of our shipments obtained from freight brokers did not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on a previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  The DOE's national average cost of diesel fuel increased 13.2 cents per gallon (or 3.4%) in 2012, compared with 2011. Although fuel prices were higher in 2012, a combination of better fuel surcharge recovery, higher miles per gallon, and more gains from hedging resulted in 3.0 cents per company mile decrease in our per mile cost of fuel, net of company truck fuel surcharge compared with 2011.

Additionally, a $3.1 million gain was reclassified from accumulated other comprehensive income to results of operations, as a reduction in fuel expense, during the year ended December 31, 2012 related to gains on contracts that expired or were sold and for which we completed the transaction by purchasing the hedged diesel fuel.  Our fuel hedging program provided for a $1.9 million reduction in fuel expense during 2011.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and negotiating with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by independent contractors, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which use diesel fuel for refrigeration but usually do not recover fuel surcharges on refrigeration fuel), and the success of fuel efficiency initiatives.

Revenue equipment rentals and purchased transportation
The increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue in 2012 from 2011 was a result of a $15.8 million increase in payments to independent contractors and a $4.7 million increase in tractor and trailer equipment rental expense. For the period ended December 31, 2012, miles run by independent contractors increased to 8.7% of our total miles from 5.4% for the same period of 2011. We financed approximately 607 tractors and 3,816 trailers under operating leases at December 31, 2012, compared with 350 tractors and 4,363 trailers under operating leases at December 31, 2011. In the last year, we have reduced our trailer fleet in order to better match our current number of tractors. The increase in payments to independent contractors in 2012 from 2011 is mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense. We expect this expense category to fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which could increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow in 2013.

Operating taxes and licenses
Operating taxes and licenses decreased in the aggregate and as a percentage of freight revenue due to the reduction in the average tractor count by 134 units when comparing 2012 to 2011, including the addition of an average of approximately 84 additional owner operator units since the end of 2011.  The combination provides for approximately 218 fewer company units on which taxes and licenses are due, while freight revenue increased 3.3% as a result of higher rates and utilization.  Additionally, the fluctuation is the result of the costs having a high fixed component.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased in the 2012 period when compared to the 2011 period as a percentage of freight revenue.  Insurance and claims per mile cost decreased to 9.8 cents per mile in the 2012 period from approximately 10.0 cents per mile in the 2011 period, primarily due to a credit of $4.0 million of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance. By commuting the policy, we received a credit of a portion of the premium in exchange for taking responsibility for the full amount of claims formerly covered by the policy, which exposes us to additional risk.  As a result of a few large accidents during the policy that runs from April 1, 2012 to March 31, 2013, management believes the possibility of commuting the current policy to be remote and as such we expect insurance and claims cost to be higher on a per mile basis in 2013 than 2012. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization is affected by several items, such as  the percentage of our fleet that is owned versus leased or obtained from independent contractors, the gain or loss on disposition of assets, and the values and useful lives of owned assets.  Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $4.9 million in 2012 from 2011, primarily because owned tractors decreased by 387 due to the use of operating leases and independent contractors.  This was partially offset by increased cost of new tractors. Gains on the disposal of property and equipment, totaling $4.9 million in 2012, including a $2.4 million gain on the sale of a terminal, were $1.8 million lower than 2011 due to fewer units being sold and the used equipment market being less robust in 2012. While we expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment, such gains for 2013 are expected to be lower than 2012.

Goodwill impairment
Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below our book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants, we deemed that there had been multiple triggering events that would require an update to the Company’s annual goodwill impairment analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values. As a result of the second step of the goodwill impairment analysis, which involves calculating the implied fair value of each reporting unit's goodwill by allocating the fair value of all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets), and comparing the residual amount to the carrying value of goodwill, we determined that the carrying value of both reporting units exceeded the fair value. The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, as of September 30, 2011, no goodwill remained on our balance sheet.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The increase in the cash flow from operations and use of leases as opposed to on-balance sheet financing in the past twelve months resulted in $70.5 million less net debt (debt less cash) at December 31, 2012, when compared to December 31, 2011, and when combined with a reduced weighted average interest rate, interest expense decreased $3.5 million period-over-period. This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as based on our ability to continue to generate profitable results and reduce our leverage.  We expect that our weighted average interest rate will likely decrease in the next twelve months due to reductions in the pricing associated with our Credit Facility, resulting from the eighth amendment, which was effective December 31, 2012.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of income or $1.9 million for the twelve months ended December 31, 2012 compared to $0.7 million for the seven months ended December 31, 2011. Given TEL's growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, the impact on our earnings resulting from our investment in TEL could be significant.

Income tax expense
The difference in the tax expense recognized in the 2012 period compared to the tax benefit recognized in the 2011 period is primarily related to the $28.8 million increase in the pre-tax income in the 2012 period compared to the 2011 period, resulting from the aforementioned improvements in operating income, reduced interest expense, the goodwill impairment in 2011, and the increase in the contribution from TEL’s earnings.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers and the impact of non-deductible portion of the aforementioned goodwill impairment. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenue
For the year ended December 31, 2011, total revenue increased $2.9 million, or 0.4%, to $652.6 million from $649.7 million in 2010.  Freight revenue decreased $34.3 million, or 6.3%, to $512.0 million in the year ended December 31, 2011, from $546.3 million in 2010.  The decrease resulted from a $22.2 million reduction in freight revenue from our Truckload segment, while our Solutions segment's freight revenue decreased $12.1 million. The decrease in Solutions freight revenue was primarily attributable to the elimination of unprofitable freight and agents in 2010, partially offset by an increase in revenue per loaded mile resulting from freight with a higher rate per mile, including fuel. The reduction in our Truckload segment's freight revenue was a result of a 2.3% decrease in average tractors, a 7.5% decrease in utilization based on reduced average miles per tractor, partially offset by a 7.5 cent, or 5.7%, period-over-period increase in average freight revenue per total mile. The main factors impacting utilization were: (i) a decline in the freight market for our long-haul service offering, which also drove a drop in the number of teams we operated compared with 2010; (ii) reduced efficiency of loading trucks and freight optimization related to the early July 2011 implementation of our upgrade to the hardware and software of our information systems at our largest operating subsidiary, Covenant Transport, together with a related increase in our number of unseated trucks for most of the year; (iii) reduced unprofitable business at our Star Transportation regional truckload subsidiary as we increased pricing to profitable levels on selected lanes; and (iv) inefficiencies resulting from the implementation across each of our fleets of EOBRs used to log driving hours. We attribute the increase in average freight revenue per total mile to improvements in our freight mix and customer recognition of the combination of service and capacity that we offer, and an improved rate environment.

Salaries, wages, and related expenses
The increase in salaries, wages, and related expenses as a percentage of freight revenue for 2011 compared to 2010 was the result of an increase in driver wages of 2.1 cents per company mile due to pay adjustments in the second half of 2010 and due to the fixed nature of certain of our pay to student drivers and other driver incentives. In addition, we experienced a $3.3 million, or 0.9 cents per mile, increase in workers’ compensation expense related to adverse claims development in 2011 where new information or settlements led to increased expenses on past claims and abnormally low expenses in 2010. Group health costs were $0.7 million more than the prior year as a result of several large claims in 2011.  These increases were offset by a $1.4 million decrease on non-driver salaries, primarily related to the decrease in incentive compensation. The other expense items in salaries, wages, and related expenses, including non-driver wages, are relatively fixed in nature and were flat period-over-period, causing them to be more per mile period-over-period and as a percentage of revenue.

Fuel expense
The DOE's national average cost of diesel fuel increased 85.0 cents per gallon (or 28.4%) in 2011, compared with 2010. The higher prices and the negative effect that escalating fuel prices have on fuel surcharge recovery from customers resulted in a 0.6 cents per company mile increase in our per mile cost of fuel, net of fuel surcharge revenue, compared with 2010. Additionally, $1.9 million net gains were reclassified from accumulated other comprehensive income to results of operations, as a reduction in fuel expense, during the year ended December 31, 2011 related to gains on contracts that expired or were sold and for which we completed the transaction by purchasing the hedged diesel fuel.  Our fuel hedging program provided for a $2.6 million reduction in fuel expense during 2010.

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue primarily related to a $0.4 million increase in our tire costs, a $0.9 million increase in parts expense, and a $1.4 million increase in outside tractor and trailer maintenance on a 9.6% reduction in miles. Vendors had increased the cost per tire as a result of supply shortages and increased petroleum product prices, while we were also experiencing increases in prices for parts and in over-the-road repair costs as a result of many vendors passing along price increases, as well as costs associated with the implementation of CSA regulations. The increase in outside vehicle maintenance was the result of additional maintenance that was completed when the trucks were idle during periods of low utilization, as well as costs associated with the implementation of CSA regulations. Recruiting and new hire costs were also higher in 2011 than 2010 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks.

Revenue equipment rentals and purchased transportation
The decrease in revenue equipment rentals and purchased transportation as a percentage of freight revenue in 2011 from 2010 was a result of a $1.9 million decrease in tractor and trailer equipment rental expense and a $11.2 million decrease in payments to third-party transportation providers, partially offset by a $4.6 million increase in payments to independent contractors. We financed approximately 350 tractors and 4,363 trailers under operating leases at December 31, 2011, compared with 28 tractors and 4,611 trailers under operating leases at December 31, 2010. In the last year, we reduced our trailer fleet in order to better match our current number of tractors. Also, in the fourth quarter of 2010, we entered into an agreement that improved the rental rate on a large portion of our existing trailers.  Payments to third-party transportation providers decreased in 2011 from 2010, primarily due to decreased loads partially offset by higher rates and fuel costs passed on to those providers. The increase in payments to independent contractors in 2011 from 2010 was mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense. This expense category fluctuates with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased in 2011 from 2010 as a percentage of freight revenue. This increase was the result of additional claims reserves where new information or settlements led to increased expenses or reserves on past claims during 2011. Settling an unusually high number of large claims during the first and second quarters of 2011 also contributed to this increase in costs. As a result, the cost of insurance and claims increased to approximately 10.0 cents per mile in 2011 from approximately 8.4 cents per mile in 2010, even though the frequency and severity of claims was lower in 2011 than 2010. Additionally, premium expense was $1.2 million higher in 2011 given the change to the lower deductible policy in April of 2010, which was increased by the fixed nature of our premiums for our self-insured retention and the impact on a percentage of revenue and cost per mile in periods when miles decrease period-over-period.

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

Goodwill impairment
Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and future year budgeted and analyst earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants, we deemed that there had been multiple triggering events that would require an updated analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values. As a result of the second step of the goodwill impairment analysis, which involves calculating the implied fair value of each reporting unit's goodwill by allocating the fair value of all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets), and comparing the residual amount to the carrying value of goodwill, we determined that the carrying value of both reporting units exceeded the fair value. The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.

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

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results included our proportionate share of income since May 31, 2011, or $0.7 million for the seven months ended December 31, 2011.

Income tax benefit
The tax benefit recognized in 2011 compared to the tax expense in 2010 was primarily related to the $25.9 million decrease in the pre-tax earnings in 2011 compared to 2010, resulting from the $11.5 million goodwill impairment and the negative impact on profitability of lower freight revenue and increases in costs in the aggregate and on a per mile basis as discussed above. The effective tax rate is different from the expected combined tax rate due to permanent differences related to a per diem pay structure for drivers and the impact of non-deductible portion of the aforementioned goodwill impairment. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have two reportable segments: asset-based truckload services ("Truckload") and non-asset based brokerage and ancillary services ("Solutions"). The operation of each of these businesses is described in our notes to Item 1 of Part 1 of this Annual Report on Form 10-K.  Unallocated corporate overhead includes costs that are incidental to our activities and are not specifically allocated to one of the segments. The following table summarizes financial and operating data by segment:

	Year ended December 31,
(in thousands)	2012	2011	2010
Revenues:
Truckload	$647,986	$625,252	$610,291
Solutions	26,268	27,375	39,458
Total	$674,254	$652,627	$649,749
Operating Income (loss):
Truckload	$34,185	$10,438	$35,390
Solutions	(741)	1,687	1,462
Unallocated Corporate Overhead	(10,235)	(13,186)	(10,844)
Total	$23,209	$(1,061)	$26,008

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

For the twelve months ended December 31, 2012, the increase in Truckload revenue relates to an 8.5% increase in our freight revenue per tractor. Average freight revenue per tractor per week increased to $3,322 during the 2012 year from $3,069 during the 2011 year.  Average freight revenue per total mile increased by 8.9 cents per mile (or 6.4%) compared to the 2011 year, while average miles per unit increased by 2.0%. Rates have continued to increase, as a result of increases required to offset increasing costs and to bring rates back from the recessionary environment in prior year, as well as the result of supply and demand metrics within the markets in which we operate and related concerns about future capacity constraints.  The main factors favorably impacting utilization were a decrease in fleet size, the percentage of our fleet comprised of team-driven tractors, and a shorter length of haul.  These increases were partially offset by a 4.4% decrease of our average tractor fleet. As a result of the system conversion at the Covenant subsidiary in July of 2011, these comparisons to the prior year’s revenue statistics are not indicative of the larger freight environment in 2012 or our expectations for 2013.

Our asset-based operating income was $34.2 million or $23.7 million higher for 2012 than 2011, primarily as a result of the $11.5 million goodwill impairment in the third quarter of 2011.  Additionally, we fully overcame the inefficiencies that resulted from the system implementation at our Covenant Transport subsidiary in the second half of 2011, as well as saw rate and utilization improvements that outpaced our increased costs.

Solutions’ total revenue decreased $1.1 million in 2012 compared to 2011 and operating income decreased $2.4 million for the same period.  These declines related to the loss of an agent early in 2012 and a decrease in the number of special projects, including the nationwide launch of Allegra to the over-the-counter market in 2011 and several large seasonal projects. Additionally, Solutions added less-than-truckload and accounts receivable factoring service offerings, requiring investment in additional personnel and related startup expenses to expand the capacity and range of services offered to our customers. These items combined to negatively impact Solutions’ profitability; however management is diligently looking at each aspect of the business to address issues and improve profitability in 2013.

The fluctuation in unallocated corporate overhead is primarily the result of the policy release credit recorded in the second quarter of 2012, related to our commutation of the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Total revenue in our asset-based operations decreased for the year ended December 31, 2011 by $15.0 million as compared with the prior year. Fuel surcharge revenue increased $37.2 million in the year ended December 31, 2011 while freight revenues declined $22.2 million for the year ended December 31, 2011 as compared with 2010. The $22.2 million decrease in freight revenues related to a 2.2% decrease in average freight revenue per tractor per week and a 3.5% decrease of our average tractors as a result of deterioration in the macro-economic environment and the market segments in which we operate, specifically the west coast, and an increase in our unseated truck count in 2011 compared to 2010 due to capacity constraints in the driver market, both of which were accentuated by implementation of our new fully-integrated operating system software at the Covenant Transport subsidiary and inefficiencies resulting from installing EOBRs in a large portion of our fleet. The decreases in utilization and seated tractors were partially offset by a 5.7% or 7.5 cent per mile increase in rates per total mile for 2011 compared to 2010. The Truckload segment's results included a $11.5 million non-cash goodwill impairment for the year ended December 31, 2011. Excluding the impairment, our asset-based operating costs, net of fuel surcharge revenue, were 11.4 cents per mile higher in 2011 than 2010. The cost increases primarily related to increased driver pay per mile resulting from pay increases instituted in the second half of 2010, increased workers' compensation expense resulting from unfavorable claims development where new information or settlements led to increased expenses on past claims, an increase in group health insurance expense related to unfavorable claims experience, and an increase in operating and maintenance expense due to inflationary pressures related to tires and vehicle parts, as well as additional maintenance we were able to complete when trucks experienced lower utilization, partially offset by favorable decreased frequency of accidents, and increased net fuel expense due to the year-over-year increase in fuel costs and negative impact on our costs of the portion of the increase not covered by fuel surcharge revenue. Further, the decrease in utilization negatively impacts our operating costs per mile given inefficiencies resulting from downtime and not covering fixed costs as efficiently. Depreciation and amortization was $5.5 million less in 2011 than 2010, given the used equipment market was very robust and provided for a year-over-year $2.4 million increase in the gains on the sale of used tractors and trailers, coupled with less depreciation as a result of slowing depreciation on all units to be sold in 2011 as a result of the significant gains and a $0.3 million reduction amortization.

Our brokerage subsidiary revenue decreased for the year ended December 31, 2011 by $12.1 million as compared with 2010. Our gross margins improved as purchased transportation was 77.2% of total revenue for the year ended December 31, 2011 compared to 84.4% in 2010.  Solutions’ other operating expenses as a percentage of revenue increased to 16.6%  of total revenue for the year ended December 31, 2011 compared to 11.9% in 2010, as agent fees increased as a percentage of total revenues. The decrease in revenue and purchased transportation expense relates primarily to the termination of certain agent and customer relationships during 2010, which had contributed lower margin revenue during 2010, and increased special project work in 2011, which has a higher margin.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment in 2012 and 2011. Our primary sources of liquidity at December 31, 2012, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had a working capital (total current assets less total current liabilities) deficit of $20.0 million and $42.1 million at December 31, 2012 and 2011, respectively. Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases. When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next year is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.

We do not expect to experience material liquidity constraints in the foreseeable future or on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us. Since the end of 2011, the Company’s balance sheet debt and capital lease obligations, net of cash, has decreased by $70.5 million, while the present value of financing provided by operating leases increased by approximately $16.0 million.  We do not expect that changes in our lease adjusted indebtedness in 2013 to be as significant as in 2012.  Outside of our operating income, the largest variable in determining whether our lease adjusted indebtedness increases or decreases is our capital investment plan, which continues to be revised.

We had a de minimus amount of borrowings outstanding under the Credit Facility as of December 31, 2012, undrawn letters of credit outstanding of approximately $39.6 million, and available borrowing capacity of $52.7 million. Our intra-period borrowings under the Credit Facility have ranged between less than $0.1 million and $9.2 million during the fourth quarter of 2012 and between less than $0.1 million and $25.0 million during 2012. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

The amendment to our Credit Facility completed in January 2013, as discussed below, includes several favorable provisions that enhance our liquidity and provide flexibility related to capital decisions.  As a result, we expect an increase in borrowings under the Credit Facility, such that our pro forma availability will be less than the $52.7 million available at December 31, 2012.

Cash Flows

Net cash flows provided by operating activities were $55.1 million in 2012 compared with $32.1 million in 2011.  The improvement was similar to the improvement to $6.1 million of net income in 2012 compared with a net loss of $14.3 million in 2011.  However, significant items impacted cash flows in each period. The 2011 period included the impact of a non-cash $11.5 million goodwill impairment and related tax effect. The 2012 period included a $4.0 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2012 associated with commuting an auto liability policy.  The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2012 and are amortizing it over the term of the policy.  The $8.9 million year-over-year fluctuation in deferred tax expense (benefit) relates to year-over-year fluctuations in profitability, the benefit of $2.1 million of the goodwill impairment being tax deductible and fluctuations in deferred taxes resulting from book and tax depreciation differences on revenue equipment. Depreciation and amortization was lower in the 2012 period, primarily due to having fewer owned tractors at December 31, 2012 compared to 2011, while gain on the sale of property and equipment was also lower as the result of selling less equipment and a less robust used equipment market, partially offset by the sale of a terminal property that provided for a $2.4 million pre-tax gain. The increase in accounts receivable related to a $7.4 million increase in receivables associated with the growth in Solutions' factoring business and higher freight revenue and fuel surcharge revenue during December 2012 compared to December 2011.  These increases were partially offset by improved days sales outstanding resulting from overcoming inefficiencies associated with the 2011 system conversion at Covenant.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payment of various accrued expenses, including payment in the 2011 period of incentive compensation related to the achievement of 2010 performance targets with no such related payments in the 2012 period. The fluctuation in cash flows associated with insurance and claims accruals relates to higher expense in the 2012 period, when excluding the aforementioned policy release credit, a large portion of which relates to accruals for claims that have not been paid, noting several large claims were settled and paid in 2011.

Net cash flows associated with investing activities were $13.2 million of cash flows provided by investing activities in 2012 compared with $50.7 million of cash flows used in investing activities during 2011.  The substantial difference in net cash flows related to purchasing approximately 425 new tractors and disposing of 650 tractors in 2012, compared with purchasing approximately 1,075 and disposing of 925 in 2011.  Of such additions, approximately 260 and 350 were tractors financed under operating leases in 2012 and 2011, respectively. With an average fleet age of 2.1 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.  Our equipment plan for 2013 is currently being revised; however, net capital expenditures in 2013 will exceed 2012 levels, due to plans to purchase more trucks in 2013 than 2012 and plans to replace approximately 800 trailers as we continue a multi-year replacement of the older trailers in the fleet. We have not finalized our decisions on how to finance these transactions; however, the financing decision as well as our success in adding independent contractors will impact cash flows from investing activities in 2013.  Additionally, we made $2.9 million in earn-out payments to TEL, our equity method investee, of which $1.0 million relates to earn-out payments earned in 2011, but not paid until 2012 and $1.9 million earned and paid in 2012. We also received an equity distribution from TEL for $0.3 million and $0.2 million during 2012 and 2011, respectively, that was distributed to each member based on their respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings. Additionally, the purchase option associated with our investment in TEL could impact our cash flows from investing activities, should it be exercised.

The changes in net cash flows provided by financing activities were a function of a $31.8 million period-over-period change in the cash flows associated with the 2012 net repayment and 2011 net borrowings on our Credit Facility, which is directly related to the increase in cash flows from operations discussed above. Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable used $51.7 million in the 2012 period, compared to using $3.4 million in the 2011 period, primarily related to the trade cycle of our revenue equipment and the disposal of units without a corresponding addition as we decreased the size of the fleet by 4.4% and grew our owner operator program.

Material Debt Agreements

In September 2008, we and substantially all of our subsidiaries (collectively, the "Borrowers") entered into a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility was originally structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility includes, within our $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

On January 29, 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below (beginning January 1, 2013), (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount (beginning January 1, 2013), (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million (previously this level was $75.0 million), (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, and (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and the purchase of up to the remaining 51% equity interest in TEL, provided that certain conditions are met.

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of December 31, 2012, there was no fixed charge coverage requirement.  Following the effectiveness of the eighth amendment, the applicable margin was changed as follows:

New Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $75,000,000.50%		1.50%	1.50%
II	≤ $75,000,000 but > $50,000,000.75%		1.75%	1.75%
III	≤ $50,000,000 but > $25,000,000	1.00%	2.00%	2.00%
IV	≤ $25,000,000	1.25%	2.25%	2.25%

Prior Pricing

Level	Average Excess Availability	Base Rate Loans	LIBOR Loans
I	>$70,000,000	1.25%	2.25%
II	≤$70,000,000 but >$35,000,000	1.50%	2.50%
III	≤$35,000,000 but >$20,000,000	1.75%	2.75%
IV	≤$20,000,000 but <$10,000,000	2.00%	3.00%
V	≤$10,000,000	2.25%	3.25%

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin; while LIBOR loans accrue interest at LIBOR, plus an applicable margin.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is also adjusted quarterly based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had a de minimis amount of borrowings outstanding under the Credit Facility as of December 31, 2012, undrawn letters of credit outstanding of approximately $39.6 million, and available borrowing capacity of $52.7 million.  The interest rate on outstanding borrowings as of December 31, 2012 was 5.0% and all loans were base rate loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2012 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2013 to January 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $126.5 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Contractual Obligations and Commercial Commitments (1)

The following table sets forth our contractual cash obligations and commitments as of December 31, 2012:

Payments due by period: (in thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Credit Facility, including interest (2)	$5	$-	$-	$-	$-	$5	$-
Revenue equipment and property installment notes, including interest (3)	$172,805	$70,140	$29,541	$35,493	$28,486	$7,033	$2,112
Operating leases (4)	$112,089	$24,334	$21,152	$19,204	$14,464	$6,683	$26,252
Capital leases (5)	$18,058	$3,059	$8,751	$3,362	$2,886	$-	$-
Lease residual value guarantees	$9,221	$-	$-	$-	$5,711	$1,212	$2,298
Purchase obligations (6)	$75,231	$75,231	$-	$-	$-	$-	$-
Total contractual cash obligations	$387,409	$172,764	$59,444	$58,059	$51,547	$14,933	$30,662

(1)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.
(2)
Represents principal and interest payments owed at December 31, 2012. The borrowings consist of draws under our Credit Facility, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2012, was utilized. The table assumes long-term debt is held to maturity. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(3)
Represents principal and interest payments owed at December 31, 2012. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates, except for a variable rate real estate note, for which the interest rate and principal amount in place at December 31, 2012, was utilized. The table assumes these installment notes are held to maturity. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(4)
Represents future monthly rental payment obligations under operating leases for tractors, trailers, office and terminal properties, and computer and office equipment. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time.  The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers. Refer to Note 8, "Leases" of the accompanying consolidated financial statements for further information.

(5)
Represents principal and interest payments owed at December 31, 2012.  The borrowings consist of capital leases with several finance companies, with fixed borrowing amounts and fixed interest rates. Borrowings in 2014 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(6)
Represents purchase obligations for revenue equipment totaling approximately $74.3 million in 2013. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. Additionally, 2013 purchase obligations includes $0.5 million related to TEL earn-out payments to be paid in 2013 related to 2012 performance. We also had commitments outstanding at December 31, 2012, to acquire computer software totaling $0.4 million in 2013. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 7 and 8, "Debt" and "Leases", respectively, of the accompanying consolidated financial statements for further information.

Off-Balance Sheet Arrangements

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At December 31, 2012, we had financed 607 tractors and 3,816 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $19.7 million in 2012, compared with $15.4 million in 2011 as we moved to financing new revenue equipment purchases with off-balance sheet financing. The total present value of remaining payments under operating leases as of December 31, 2012 was approximately $74.3 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The undiscounted value of the residual guarantees are approximately $9.2 million and $3.9 million at December 31, 2012 and 2011, respectively. The residual guarantees at December 31, 2012 expire between 2016 and 2019. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

On October 28, 2010, we executed a Letter Agreement ("Letter Agreement") with Transport International Pool, Inc. ("TIP").  The Letter Agreement modifies the Master Lease Agreement dated April 15, 2003, between TIP and us, pursuant to which we have entered into (among others) equipment lease schedules covering 2,446 trailers (the "Designated Schedules") which expired between November 2010 and May 2011. In addition, contemporaneously with the execution of the Letter Agreement, we returned 543 trailers in accordance with the terms of the Master Lease Agreement in order to better match our trailer fleet with our current number of tractors. Pursuant to the terms of the Letter Agreement, upon the scheduled expiration of each of the Designated Schedules, we will lease from TIP the trailers that are subject to such Designated Schedule on the terms and conditions set forth in the Letter Agreement and a new lease schedule attached to and made a part of the Letter Agreement. Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012. In 2012, we began turning in the trailers that were covered by the Designated Schedules and replaced a portion of the trailers with new ones, such that our total trailer count is approximately 450 less at December 31, 2012 than December 31, 2011. We plan to continue turning in trailers in 2013 and 2014 pursuant to the Letter Agreement; however, these units will generally be replaced on a one-for-one basis with new trailers.

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

Revenue generated by our Solutions reportable segment is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Solutions revenue includes $0.8 million of revenue related to an accounts receivable factoring business started in 2012 to supplement several aspects of our non-asset operations. Revenue for this business is recognized on a net basis, given we are acting as an agent and are not the primary obligor in these transactions.

Depreciation of Revenue Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 23% of their cost and new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 21% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

In 2008, we recognized a $15.8 million pre-tax impairment charge related to revenue equipment, including assets held for sale; while in 2012, 2011, and 2010 we generated net gains of $4.9 million (including a $2.4 million gain on the sale of a terminal property), $6.7 million, and $4.3 million, respectively.  We review salvage values of our revenue equipment annually and adjust as needed based on trends in the used equipment market, to ensure the assets are being depreciated to amounts that represent updated estimates of their fair value at disposal.

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

Although a portion of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers, some tractors and substantially all of our owned trailers continue to be subject to fluctuations in market prices for used revenue equipment. Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment. Further declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment. Historically, only a de minimus percentage of our equipment has been sold back to the dealers pursuant to the trade back agreements as we have generally found that market prices exceeded the trade back allowances.  Further, in recent years, trade back allowances have increased as a result of the increasing cost of the underlying equipment.

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

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. We perform our impairment tests of goodwill at the reporting unit level. Our reporting units are defined as our subsidiaries because each is a legal entity that is managed separately.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses. During the year ended December 31, 2011, we recorded goodwill impairment of approximately $11.5 million, such that as of September 30, 2011, we have no goodwill on our consolidated balance sheet.

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

Insurance and Other Claims

The primary claims arising against us consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses. Our insurance program involves self-insurance with high risk retention levels. Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts. We accrue the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability could be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. In addition, our current auto liability policy includes a policy release premium refund of up to $4.0 million per year, if certain losses are not met and we were to commute the policy for that policy year. We did not elect to commute the policy for the April 1, 2010 through March 31, 2011 policy year. However, in June 2012 we commuted the policy for the April 1, 2011 through March 31, 2012 policy year and as such are responsible for all claims that occurred during that policy year, excluding any claims between $10.0 million  and $20.0 million, should such a claim develop. As a result of a few large accidents during the April 1, 2012 to March 31, 2013 policy year, management believes the possibility of commuting the policy for such year is remote.  Our critical estimates include evaluating the likely exposure in each policy year and deciding whether to release the policy.  Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Our casualty insurance self-insured retention limit for the primary excess layer of casualty is no more than $1.0 million. The policy includes a limit for a single loss of $9.0 million, an aggregate of $15.0 million for each policy year, and a $27.0 million aggregate for three years ended March 31, 2013. Our excess policies cover up to $30.0 million per claim, subject to certain aggregate limits. We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.25 million.  We purchase coverage on an occurrence per claim basis for any cargo losses in the $0.3 million to $2.0 million layer, with our contracts generally excluding the value of any cargo in excess of $2.0 million. We also maintain a self-insured group medical plan for our Covenant Transport, Solutions, and corporate employees with annual per individual claimant stop-loss deductible of $0.4 million with a maximum lifetime benefit of $1.0 million. Star offers a self-insured group medical plan with annual per individual claimant stop-loss deductible of $0.2 million with a maximum lifetime benefit of $1.0 million, while SRT offers a fully insured group health program to its employees. We are completely self-insured for physical damage to our tractors and trailers.

If claims development factors that are based upon historical experience change by 10% our claims accrual as of December 31, 2012, would change by approximately $3.5 million.

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

Accounting for Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets. We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Included in accounts receivable is $7.5 million of factoring receivables at December 31, 2012, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At December 31, 2012, the retained amounts related to factored receivables totaled $0.3 million and were included in accounts payable in the consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equpment installment notes approximated the carrying value at December 31, 2012, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Derivative Instruments and Hedging Activities

We periodically utilize derivative instruments to manage exposure to changes in fuel prices.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  We record derivative financial instruments in the balance sheet as either an asset or liability at fair value. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. The effective portion of changes in the fair value of derivatives are recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion is recorded in other income or expense. Based on the amounts in accumulated other comprehensive income as of December 31, 2012, and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $0.3 million on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.  At December 31, 2012, we had forward futures swap contracts on approximately 12.1 million gallons of diesel to be purchased in 2013, or approximately 20% of our projected 2013 fuel requirements, and approximately 4.0 million gallons of diesel to be purchased in 2014 or approximately 6% of projected 2014 fuel requirements. While the value of our hedges was approximately $0.5 million at December 31, 2012, there has been volatility in the petroleum markets, which we expect to continue into 2013. As a result, we expect volatility in the price we pay for fuel and the value of the hedges.

Recent Accounting Pronouncements

There are no recently promulgated accounting pronouncements (either recently adopted or yet to be adopted) that are likely to have a material impact on our financial reporting. See "Recent Accounting Pronouncements" in Note 1 to the consolidated financial statements.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past four years, the most significant effects of inflation have been on revenue equipment prices and fuel prices. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices.  The cost of fuel has been extremely volatile over the last five years, with costs trending upward in 2012, 2011 and 2010 after a reprieve in 2009 from the record high prices in 2008. We believe at least some of this increase primarily reflects the weak U.S. dollar, increased Asian demand for petroleum products, and unrest in certain oil-producing countries.  As the United States and global economies recover, we believe that this trend will likely continue as a result of inflationary pressure. We have attempted to limit the effects of inflation through certain cost control efforts and limiting the effects of fuel prices through fuel surcharges. Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements generally do not fully protect us from fuel price increases and also may prevent us from receiving the full benefit of any fuel price decreases. We may be forced to make cash payments under the hedging arrangements and the absence of meaningful fuel price protection through these measures could adversely affect our profitability. The cost of engines used in our tractors are subject to emissions control regulations, which have substantially increased our capital costs since additional and more stringent regulation began in 2002. As of December 31, 2012, almost 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 51.8% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010. Compliance with such regulations has increased and in our estimation will continue to increase the cost of new tractors, may not provide fuel mileage increases proportionate to the increase in the cost of equipment, and could increase our operations and maintenance expense. These adverse effects and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year excluding charges. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. During September and October, business sometimes increases as a result of increased retail merchandise shipped in anticipation of the holidays. Due to the economic downturn and related low inventory levels, this historical trend has been less pronounced over the past several years, including fiscal 2012 and 2011, as we have seen increases in demand at varying times, specifically March through June, based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the "NYMEX" (New York Mercantile Exchange). The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

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

At December 31, 2012, we had forward futures swap contracts on approximately 12.1 million gallons of diesel to be purchased in 2013 or approximately 20% of our projected annual 2013 fuel requirements and 4.0 million gallons to be purchased in 2014 or approximately 6% of our projected annual 2014 fuel requirements.

Based on the amounts in accumulated other comprehensive income as of December 31, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $0.3 million on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

The aggregate result of our various hedging activities related initiatives provided for a reduction of $3.1 million, $1.9 million, and $1.8 million in fuel costs in 2012, 2011, and 2010, respectively. Based on our expected fuel consumption for 2013, a one dollar change in the related price of heating oil or diesel per gallon would change our net fuel expense by approximately $4.4 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.  This sensitivity analysis considers that we purchase approximately 65.0 million gallons of diesel annually, on which we recovered 74.5% of the cost in 2012. Assuming our fuel surcharge recovery is consistent in 2013, this leaves 16.5 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Of such gallons, 12.1 million are hedged, leaving 4.4 million gallons fully exposed to market fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might raise. Of our total $174.9 million of debt, we had $2.3 million of variable rate debt outstanding at December 31, 2012, including both our Credit Facility and a real-estate note whereas at December 31, 2011, of our total $242.5 million of debt, we had $18.5 million of variable rate debt outstanding including our Credit Facility and a real-estate note. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pre-tax earnings by less than $0.1 million and $0.2 million as of December 31, 2012 and 2011, respectively. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries including the consolidated balance sheets as of December 31, 2012 and 2011, and the related statements of operations, statements of comprehensive income (loss), statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2012, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm as of and for the years ended December 31, 2012, 2011, and 2010 are set forth at pages 43 through 67 elsewhere in this report.

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

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, an Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report given our status as a smaller reporting company.

Design and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In accordance with these controls and procedures, information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement is not incorporated by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled "Executive Compensation", "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Report of the Compensation Committee" in the Proxy Statement; provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Report of the Compensation Committee" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2012, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	332,863(1) 764,295 (2)	$ $	15.70 -	- 224,731
Equity compensation plans not approved by security holders	-		-	-
Total	1,097,158		$15.70	224,731

(1)	Stock options granted under our 1994, 2003, and 2006 Incentive Plans.
(2)	Restricted stock granted under the 2006 Omnibus Incentive Plan, as amended.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm	43
		Consolidated Balance Sheets	44
		Consolidated Statements of Operations	45
		Consolidated Statements of Comprehensive Income (Loss)	46
		Consolidated Statements of Stockholders' Equity	47
		Consolidated Statements of Cash Flows	48
		Notes to Consolidated Financial Statements	50

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report.  Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
3.2		Second Amended and Restated Bylaws, dated February 22, 2011 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011)
4.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
4.2		Second Amended and Restated Bylaws, dated February 22, 2011 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011)
10.1		401(k) Plan (Incorporated by reference to Exhibit 10.10 to the Company's Form S-1, Registration No. 33-82978, effective October 28, 1994)
10.2
Master Lease Agreement, dated April 15, 2003, between Transport International Pool, Inc. and Covenant Transport, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A, filed October 31, 2003)

10.3	*
Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 5, 2004)

10.4
Purchase and Sale Agreement, dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K, filed March 30, 2010)

10.5
Lease Agreement, dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K, filed March 30, 2010)

10.6
Lease Guaranty, dated April 3, 2006, by Covenant Transport, Inc., a Nevada corporation, for the benefit of CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.20 to the Company's Report on Form 8-K, filed April 7, 2006)

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
10.14
Third Amended and Restated Credit Agreement, dated September 23, 2008, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K, filed March 30, 2010)

10.15	*	Covenant Transportation Group, Inc. Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed April 10, 2009)
10.16
First Amendment to Third Amended and Restated Credit Agreement, dated March 27, 2009 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 15, 2009)

10.17
Second Amendment to Third Amended and Restated Credit Agreement, dated February 25, 2010, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 17, 2010)

10.18
Third Amendment to Third Amended and Restated Credit Agreement dated July 30, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2010)

10.19
Fourth Amendment to Third Amended and Restated Credit Agreement dated August 31, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 9, 2010)

10.20
Letter Agreement, dated October 28, 2010, between Transport International Pool, Inc., Covenant Transport, Inc. and CTG Leasing Company (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K, filed March 1, 2011)

10.21
Fifth Amendment to Third Amended and Restated Credit Agreement dated September 1, 2011 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed October 28, 2011)

10.22
Sixth Amendment to Third Amended and Restated Credit Agreement dated effective as of October 24, 2011 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K, filed October 28, 2011)

10.23
Seventh Amendment to Third Amended and Restated Credit Agreement dated effective as of March 29, 2012 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed April 2, 2012)

10.24
Eighth Amendment to Third Amended and Restated Credit Agreement dated effective as of December 31, 2012 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A., as agent (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed January 31, 2013)

10.25	* #	Description of 2011 Bonus Plan
10.26	* #	Description of 2012 Bonus Plan
10.27	* #	Description of Director Compensation Program
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	#	Consent of Independent Auditor – Lattimore Black Morgan & Cain, PC
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
99	#	Financial Statements of Transport Enterprise Leasing, LLC
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

References:

#	Filed herewith
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 28, 2013	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 28, 2013
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	March 28, 2013
Richard B. Cribbs
Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ M. Paul Bunn	March 28, 2013
M. Paul Bunn
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	March 28, 2013
Bradley A. Moline
Director

/s/ William T. Alt	March 28, 2013
William T. Alt
Director

/s/ Robert E. Bosworth	March 25, 2013
Robert E. Bosworth
Director

/s/ Niel B. Nielson	March 28, 2013
Niel B. Nielson
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Atlanta, Georgia
March 28, 2013

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011 (In thousands, except share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,846	$3,895
Accounts receivable, net of allowance of $1,729 in 2012 and $1,711 in 2011	76,220	64,676
Drivers' advances and other receivables, net of allowance of $1,041 in 2012 and $730 in 2011	3,851	5,711
Inventory and supplies	4,550	4,611
Prepaid expenses	8,244	8,002
Assets held for sale	3,898	16,891
Deferred income taxes	4,642	4,383
Income taxes receivable	59	232
Total current assets	108,310	108,401

Property and equipment, at cost	419,947	440,051
Less: accumulated depreciation and amortization	(140,930)	(117,748)
Net property and equipment	279,017	322,303

Other assets, net	12,905	9,121

Total assets	$400,232	$439,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$8,261	$5,963
Accounts payable	10,035	8,752
Accrued expenses	27,884	23,272
Current maturities of long-term debt	63,636	96,258
Current portion of capital lease obligations	2,091	1,957
Current portion of insurance and claims accrual	16,383	14,303
Total current liabilities	128,290	150,505

Long-term debt	95,214	128,167
Long-term portion of capital lease obligations	14,003	16,129
Insurance and claims accrual	16,768	13,734
Deferred income taxes	49,837	42,670
Other long-term liabilities	1,447	1,565
Total liabilities	305,559	352,770
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 12,409,447 and 12,371,552 outstanding as of December 31, 2012 and 2011, respectively	143	143
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	90,328	89,535
Treasury stock at cost; 1,059,643 and 1,097,538 shares as of December 31, 2012 and 2011, respectively	(13,955)	(14,445)
Accumulated other comprehensive income	320	50
Retained earnings	17,813	11,748
Total stockholders' equity	94,673	87,055
Total liabilities and stockholders' equity	$400,232	$439,825

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (In thousands, except per share data)

	2012	2011	2010
Revenues
Freight revenue	$529,080	$512,026	$546,320
Fuel surcharge revenue	145,174	140,601	103,429
Total revenue	$674,254	$652,627	$649,749

Operating expenses:
Salaries, wages, and related expenses	217,080	211,169	216,316
Fuel expense	194,841	208,693	177,239
Operations and maintenance	45,265	43,585	42,050
Revenue equipment rentals and purchased transportation	85,010	63,353	71,474
Operating taxes and licenses	11,043	12,148	11,090
Insurance and claims	33,707	36,163	32,648
Communications and utilities	4,809	5,137	4,974
General supplies and expenses	16,068	15,627	16,143
Depreciation and amortization, including gains and losses on disposition of equipment	43,222	46,274	51,807
Goodwill impairment	-	11,539	-
Total operating expenses	651,045	653,688	623,741
Operating income (loss)	23,209	(1,061)	26,008
Other expenses (income):
Interest expense	12,697	16,208	16,566
Interest income	-	(32)	(2)
Other	(13)	(123)	(20)
Other expenses, net	12,684	16,053	16,544
Equity in income of affiliate	1,875	675	-
Income (loss) before income taxes	12,400	(16,439)	9,464
Income tax expense (benefit)	6,335	(2,172)	6,175
Net income (loss)	$6,065	$(14,267)	$3,289

Income (loss) per share:
Basic income (loss) per share:	$0.41	$(0.97)	$0.23

Diluted income (loss) per share:	$0.41	$(0.97)	$0.23

Basic weighted average shares outstanding	14,742	14,689	14,374

Diluted weighted average shares outstanding	14,808	14,689	14,505

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(In thousands)

	2012	2011	2010

Net income (loss)	$6,065	$(14,267)	$3,289

Other comprehensive income (loss):
Unrealized gain on effective portion of fuel hedges, net of tax of $2,100, $935, and $1,208 in 2012, 2011 and 2010, respectively	3,369	1,500	1,938

Reclassification of fuel hedge gains into statement of operations, net of tax of $1,932, $1,200, and $1,101 in 2012, 2011, and 2010, respectively	(3,099)	(1,926)	(1,767)
Total other comprehensive income (loss)	270	(426)	171

Comprehensive income (loss)	$6,335	$(14,693)	$3,460

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(In thousands)

	Common Stock
	Class A	Class B	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balances at December 31, 2009	$136	$24	$90,679	$(19,195)	$305	$22,726	$94,675
Net income	-	-	-	-	-	3,289	3,289
Other comprehensive income	-	-	-	-	171	-	171
Income tax benefit arising from exercise of stock options and restricted stock vesting	-	-	421	-	-	-	421
Stock-based employee compensation cost	-	-	1,018	-	-	-	1,018
Issuance of restricted stock, net	2	-	(2,582)	2,396	-	-	(184)
Exercise of stock options	2	-	1,306	-	-	-	1,308
Balances at December 31, 2010	$140	$24	$90,842	$(16,799)	$476	$26,015	$100,698
Net loss	-	-	-	-	-	(14,267)	(14,267)
Other comprehensive loss	-	-	-	-	(426)	-	(426)
Income tax benefit arising from restricted stock vesting	-	-	432	-	-	-	432
Stock-based employee compensation cost	-	-	1,026	-	-	-	1,026
Issuance of restricted stock, net	3	-	(2,765)	2,354	-	-	(408)
Balances at December 31, 2011	$143	$24	$89,535	$(14,445)	$50	$11,748	$87,055
Net income	-	-	-	-	-	6,065	6,065
Other comprehensive income	-	-	-	-	270	-	270
Stock-based employee compensation cost	-	-	1,184	-	-	-	1,184
Issuance of restricted stock, net	-	-	(391)	490	-	-	99
Balances at December 31, 2012	$143	$24	$90,328	$(13,955)	$320	$17,813	$94,673

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,065	$(14,267)	$3,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	904	713	422
Deferred gain on sales of equipment to affiliate	198	562	-
Depreciation and amortization	48,135	53,001	56,100
Goodwill impairment	-	11,539	-
Amortization of deferred financing fees	492	414	715
(Reversal into earnings) deferred gain on fuel hedge	-	(773)	773
Casualty premium credit	(4,000)	-	-
Equity in income of affiliate	(1,875)	(675)	-
Deferred income tax expense (benefit)	6,735	(2,158)	17,422
(Gain) loss on disposition of property and equipment	(4,913)	(6,727)	(4,293)
Income tax benefit arising from restricted share vesting and exercise of stock options	-	(432)	(421)
Stock-based compensation expense	1,284	1,226	1,118
Changes in operating assets and liabilities:
Receivables and advances	(10,415)	(4,348)	1,018
Prepaid expenses and other assets	4,630	1,513	(2,097)
Inventory and supplies	61	(130)	(477)
Insurance and claims accrual	3,979	1,056	1,690
Accounts payable and accrued expenses	3,821	(8,453)	(4,420)
Net cash flows provided by operating activities	55,101	32,061	70,839

Cash flows from investing activities:
Acquisition of property and equipment	(41,787)	(114,800)	(137,347)
Investment in affiliated company	(2,900)	(1,500)	-
Return of investment in affiliated company	316	241	-
Proceeds from disposition of property and equipment	57,525	65,318	55,075
Net cash flows provided by (used in) investing activities	13,154	(50,741)	(82,272)

Cash flows from financing activities:
Payment of minimum tax withholdings on stock compensation	(9)	(561)	(284)
Proceeds from the exercise of stock options	-	-	1,308
(Repayments) proceeds from/of borrowings under revolving credit facility, net	(15,885)	15,869	(12,665)
Repayments of capital lease obligation	(1,992)	(1,651)	(1,158)
Change in checks outstanding in excess of bank balances	2,298	1,168	(43)
Proceeds from issuance of notes payable	26,395	85,152	97,766
Repayments of notes payable	(76,085)	(86,938)	(76,208)
Debt refinancing costs	(26)	(257)	(564)
Income tax benefit arising from restricted share vesting and exercise of stock options	-	432	421
Net cash flows (used in) provided by financing activities	(65,304)	13,214	8,573

Net change in cash and cash equivalents	2,951	(5,466)	(2,860)

Cash and cash equivalents at beginning of year	3,895	9,361	12,221
Cash and cash equivalents at end of year	$6,846	$3,895	$9,361

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$12,967	$16,236	$16,710
Income taxes	$342	$(295)	$(7,928)
Equipment purchased under capital leases	$-	$4,920	$2,405
Accrued investment in TEL	$500	$1,000	$-
Noncash change in insurance claims accruals recorded in excess of retention	$1,236	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Segments

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly-owned subsidiaries offers truckload transportation and brokerage services to customers throughout the continental United States.

We have two reportable segments: asset-based truckload services (“Truckload”) and non-asset based brokerage and ancillary services ("Solutions").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature control, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

The Solutions segment provides: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring.

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

Investment in Transport Enterprise Leasing, LLC.

Transport Enterprise Leasing, LLC ("TEL") is a tractor and trailer equipment leasing company and used equipment reseller.  We evaluated our investment in TEL to determine whether it should be recorded on a consolidated basis.  The percentage of ownership interest, an evaluation of control and whether a variable interest entity ("VIE") existed were all considered in our consolidation assessment. The analysis provided that we do not control TEL and that TEL is not deemed a VIE. We have accounted for our investment in TEL using the equity method of accounting given our 49% ownership interest and ability to exercise significant influence over operating and financial policies. Under the equity method, the cost of our investment is adjusted for our share of equity in the earnings of TEL and reduced by distributions received and our proportionate share of TEL’s net income is included in our earnings.

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. As a result of TEL’s 2012 and 2011 earnings, no impairment indicators were noted that would provide for impairment of our investment.

Revenue Recognition

Revenue, drivers' wages, and other direct operating expenses generated by our Truckload reportable segment are recognized on the date shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Revenue generated by our Solutions reportable segment is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Solutions revenue includes $0.8 million of revenue related to an accounts receivable factoring business started in 2012 to supplement several aspects of our non-asset operations. Revenue for this business is recognized on a net basis, given we are acting as an agent and are not the primary obligor in these transactions.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2012, 2011, and 2010, our top ten customers generated 32%, 39%, and 40% of total revenue, respectively.  During each of the years in the three year period ended December 31, 2012, no single customer represented more than 10% of total revenue.  The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 36 days in both 2012 and 2011.

Included in accounts receivable is $7.5 million of factoring receivables at December 31, 2012, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At December 31, 2012, the retained amounts related to factored receivables totaled $0.3 million and were included in accounts payable in the consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2012, 2011, and 2010:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2012	$1,711	$904	$(886)	$1,729

2011	$1,537	$713	$(539)	$1,711

2010	$1,845	$422	$(730)	$1,537

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

Assets Held for Sale

Assets held for sale include property and revenue equipment no longer utilized in continuing operations which are available and held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated book value or fair market value less, selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell the majority of these assets within twelve months.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 23% of their cost and new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 21% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

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

We test goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. We perform our impairment tests of goodwill at the reporting unit level. Our reporting units are defined as our subsidiaries because each is a legal entity that is managed separately.  Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses and market analyses. As of September 30, 2011, we have no goodwill on our consolidated balance sheet.

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

Insurance and Other Claims

The primary claims arising against us consist of cargo, liability, personal injury, property damage, workers' compensation, and employee medical expenses. Our insurance program involves self-insurance with high risk retention levels. Due to our significant self-insured retention amounts, we have exposure to fluctuations in the number and severity of claims and to variations between our estimated and actual ultimate payouts. We accrue the estimated cost of the uninsured portion of pending claims and an estimate for allocated loss adjustment expenses including legal and other direct costs associated with a claim. Estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the size of any potential damage award based on factors such as the specific facts of individual cases, the jurisdictions involved, the prospect of punitive damages, future medical costs, and inflation estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability could be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. In addition, our current auto liability policy includes a policy release premium refund of up to $4.0 million per year, if certain losses are not met and we were to commute the policy for that policy year. We did not elect to commute the policy for the April 1, 2010 through March 31, 2011 policy year. However, in June 2012 we commuted the policy for the April 1, 2011 through March 31, 2012 policy year and as such are responsible for all claims that occurred during that policy year, excluding any claims between $10.0 million  and $20.0 million, should such a claim develop. As a result of a few large accidents during the policy that runs from April 1, 2012 to March 31, 2013, management believes the possibility of commuting the current policy to be remote. Our critical estimates include evaluating the likely exposure in each policy year and deciding whether to release the policy.  Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on their behalf total $0.5 million and $2.0 million at December 31, 2012 and 2011, respectively, and are included in drivers’ advances and other receivables on the consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $3.4 million and $2.2 million at December 31, 2012 and 2011, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on the consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Our casualty insurance self-insured retention limit for the primary excess layer of casualty is no more than $1.0 million. The policy includes a limit for a single loss of $9.0 million, an aggregate of $15.0 million for each policy year, and a $27.0 million aggregate for three years ended March 31, 2013. Our excess policies cover up to $30.0 million per claim, subject to certain aggregate limits. We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.3 million.  We purchase coverage on an occurrence per claim basis for any cargo losses in the $0.3 million to $2.0 million layer, with our contracts generally excluding the value of any cargo in excess of $2.0 million. We also maintain a self-insured group medical plan for our Covenant Transport, Solutions, and corporate employees with annual per individual claimant stop-loss deductible of $0.4 million with a maximum lifetime benefit of $1.0 million. Star offers a self-insured group medical plan with annual per individual claimant stop-loss deductible of $0.2 million with a maximum lifetime benefit of $1.0 million, while SRT offers a fully insured group health program to its employees. We are completely self-insured for physical damage to our own tractors and trailers.

Interest

We capitalize interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million in 2012, 2011, and 2010.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2012, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 13, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets. We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided as discussed in Note 9.

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

Our policy is to recognize income tax benefit arising from the exercise of stock options and restricted share vesting based on the ordering provisions of the tax law as prescribed by the Internal Revenue Code, including indirect tax effects, if any.

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

Comprehensive Income (Loss)

Comprehensive income (loss) generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for 2012 and 2010 were comprised of the net income plus the unrealized gain on the effective portion of diesel fuel hedges.  Comprehensive loss for 2011 was comprised of the net loss and the unrealized gain on the effective portion of diesel fuel hedges.

Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The calculation of diluted loss per share excludes all unexercised options and 48,247, 61,097, and 70,178 unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2012, 2011, and 2010, respectively.

The following table sets forth the calculation of net income (loss) per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2012	2011	2010
Numerator:

Net income (loss)	$6,065	$(14,267)	$3,289

Denominator:

Denominator for basic income (loss) per share – weighted-average shares	14,742	14,689	14,374
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	66	-	128
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	3
Denominator for diluted income (loss) per share adjusted weighted-average shares and assumed conversions	14,808	14,689	14,505

Net income (loss) per share:
Basic income (loss) per share	$0.41	$(0.97)	$0.23
Diluted income (loss) per share	$0.41	$(0.97)	$0.23

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee. Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance and market based awards, respectively, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance and adjustments are made as appropriate.  Awards that are only subject to time vesting provisions are amortized using the straight-line method.

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

2.           LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment in 2012 and 2011. Our primary sources of liquidity at December 31, 2012, were funds provided by operations, proceeds from the sale of used revenue equipment, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had a working capital (total current assets less total current liabilities) deficit of $20.0 million and $42.1 million at December 31, 2012 and 2011, respectively. Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases. When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next year is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

We had a de minimus amount of borrowings outstanding under the Credit Facility as of December 31, 2012, undrawn letters of credit outstanding of approximately $39.6 million, and available borrowing capacity of $52.7 million.  We do not expect to experience material liquidity constraints in the foreseeable future or on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us.

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative asset was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	December 31,
Hedge derivative asset	2012	2011
Fair Value of Derivative	$524	$82
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$524	$82
Significant Unobservable Inputs (Level 3)	-	-

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. At December 31, 2012, 224,731 of the aforementioned 800,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2021. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $1.2 million in 2012 and $1.0 million in 2011 and 2010.  Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.1 million in 2012, 2011, and 2010. All stock compensation expense recorded in 2012, 2011, and 2010 relates to restricted stock given no options were granted during these periods. Income tax benefits associated with stock compensation expense totaled $0.4 million in 2011 and 2010 related to the exercise of stock options and restricted share vesting, resulting in a related reduction in taxable income and an offsetting increase to additional paid in capital.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 1,940 Class A common stock shares, which were withheld at a weighted average per share price of $4.60 based on the closing price of our Class A common stock on the dates the shares vested in 2012, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted a de minimis amount to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. To satisfy withholding requirements for shares that vested in 2011, certain participants elected to deliver to us approximately 61,752 Class A common stock shares, which were withheld at a weighted average per share price of $9.02 based on the closing price of our Class A common stock on the dates the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $0.6 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. To satisfy withholding requirements for shares that vested in 2010, certain participants elected to deliver to us approximately 41,000 shares which were withheld at a per share price of $6.87, based on the closing price of our common stock on the date the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted approximately $0.3 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted stock from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted stock award activity for the fiscal years ended December 31, 2012, 2011, and 2010:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2009	774	$7.76

Granted	370	$6.59
Vested	(228)	$3.07
Forfeited	(145)	$10.60
Unvested at December 31, 2010	771	$8.05

Granted	224	$9.33
Vested	(238)	$4.01
Forfeited	(289)	$12.04
Unvested at December 31, 2011	468	$8.27

Granted	383	$4.48
Vested	(40)	$4.19
Forfeited	(47)	$7.64
Unvested at December 31, 2012	764	$6.62

The unvested shares at December 31, 2012 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, noting that 288,031 of these awards vest solely based on continued service, which vest in varying increments between 2013 and 2015. Additionally, 30,999 awards vest if and to the extent that our Class A Stock trades above $11 for twenty consecutive trading days beginning January 1, 2013 through December 31, 2015. Performance based awards account for 445,265 of the unvested shares at December 31, 2012, including 111,957 shares that will vest based on our 2012 performance goals once such satisfaction of such performance goals has been certified by the compensation committee, 111,942 shares that will vest if our performance meets or exceeds a 1.0% improvement in the net income margin over 2010 results beginning January 1, 2013 through December 31, 2013, 113,366 shares that will vest if our performance meets or exceeds a 1.3% and 1.8% margin for the fiscal years 2013 and 2014, respectively, whereby if the 1.3% margin is not attained for fiscal year 2013, the full number of shares will vest if our performance meets or exceeds a 1.8% margin for the fiscal year 2014, and 108,000 awards that will vest if we meet or exceed $1.12 earnings per share for fiscal year 2014, 65.0% total net indebtedness, and 9.0% return on invested capital for fiscal year 2014.

The fair value of restricted stock awards that vested in 2012, 2011, and 2010 were approximately $0.1 million, $2.2 million, and $1.6 million, respectively. As of December 31, 2012, we had approximately $1.2 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately twenty-four months. All restricted shares awarded to executives and other key employees pursuant to the 2006 Plan have voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

On February 21, 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval, a third amendment (the “Third Amendment”) to the Incentive Plan.  The Third Amendment provides that (i) the maximum aggregate number of shares of Class A common stock available for grant of awards under the Incentive Plan from and after May 29, 2013, shall not exceed 750,000, plus any remaining available shares of the 800,000 shares approved under the Second Amendment, and any expirations, forfeitures, cancellations, or certain other terminations of shares approved for grant under the Third Amendment or the Second Amendment, and (ii) the term of the Incentive Plan will expire with respect to the ability to grant new awards on March 31, 2023.  The Third Amendment is subject to stockholder approval at the Company’s May 29, 2013 annual meeting.

The following table summarizes our stock option activity for the fiscal years ended December 31, 2012, 2011, and 2010:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2009	980	$13.36	3.6 years	$-

Options granted	-	-
Options exercised	(163)	$8.00
Options forfeited	(197)	$13.42
Outstanding at December 31, 2010	620	$14.66	3.2 years	$230

Options granted	-	-
Options exercised	-	-
Options forfeited	(183)	$12.27
Outstanding at December 31, 2011	437	$15.67	2.1 years	$-

Options granted	-	-
Options exercised	-	-
Options forfeited	(104)	$15.54
Outstanding at December 31, 2012	333	$15.70	1.5 years	$-

Exercisable at December 31, 2012	333	$15.70	1.5 years	$-

During the third quarter of 2010, certain members of management exercised 163,000 stock options, which provided for $1.3 million of proceeds.

5.           PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2012 and 2011 is as follows:

(in thousands)	Estimated Useful Lives	2012	2011
Revenue equipment	3-10 years	$331,761	$351,433
Communications equipment	5-10 years	13,089	12,706
Land and improvements	0-10 years	16,658	18,910
Buildings and leasehold improvements	7-40 years	41,050	39,025
Construction in-progress	-	1,310	1,221
Other	2-7 years	16,079	16,756
		$419,947	$440,051

Depreciation expense was $47.8 million, $52.6 million, and $55.5 million in 2012, 2011, and 2010, respectively.  The aforementioned depreciation expense excludes net gains on the sale of property and equipment totaling $4.9 million, $6.7 million and $4.3 million in 2012, 2011 and 2010, respectively, which are presented net in depreciation and amortization expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of 60 months. At December 31, 2012 and 2011, property and equipment included capitalized leases, which had capitalized costs of $21.3 million and accumulated amortization of $5.5 million and $3.4 million, respectively.  Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $2.1 million, $1.8 million, and $1.4 million during 2012, 2011, and 2010, respectively.

6.           GOODWILL AND OTHER ASSETS

Based upon a combination of factors that occurred in the third quarter of 2011, including a significant decline in our market capitalization below our book value, a reduction in year-over-year earnings as a result of deterioration in the macro-economic environment and the market segments in which we operate, reductions in current and forecasted earnings estimates, and the need to amend our Credit Facility to remain in compliance with our financial covenants, we deemed that there had been multiple triggering events that would require an update to the Company’s annual goodwill impairment analysis as of September 30, 2011. This updated analysis provided that the carrying value of both reporting units exceeded their fair values. As a result of the second step of the goodwill impairment analysis, which involves calculating the implied fair value of each reporting unit's goodwill by allocating the fair value of all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets), and comparing the residual amount to the carrying value of goodwill, we determined that the carrying value of both reporting units exceeded the fair value. The non-cash goodwill impairment charge amounted to $11.5 million ($9.4 million, net of a $2.1 million income tax benefit) to write off the remaining goodwill associated with several acquisitions that were made prior to 2001.  Following this impairment charge, as of September 30, 2011, no goodwill remained on our balance sheet.

A summary of other assets as of December 31, 2012 and 2011 is as follows:

(in thousands)	2012	2011
Covenants not to compete	$1,192	$1,192
Customer relationships	3,490	3,490
Less: accumulated amortization of intangibles	(4,129)	(3,811)
Net intangible assets	553	871
Investment in TEL	6,133	2,372
Other long-term receivables	3,389	2,154
Deposits	947	1,824
Deferred loan costs, net	819	1,285
Other, net	1,064	615
	$12,905	$9,121

Amortization expenses of intangible assets were $0.3 million, $0.4 million, and $0.6 million for 2012, 2011, and 2010, respectively.  Approximate intangible amortization expense for the next five years is as follows:

(In thousands)
2013	$227
2014	91
2015	66
2016	48
2017	35
Thereafter	$86

7.           DEBT

Current and long-term debt consisted of the following at December 31, 2012 and 2011:

(in thousands)	December 31, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$5	$15,890	$-
Revenue equipment installment notes; weighted average interest rate of 5.2% at December 31, 2012, and 5.7% December 31, 2011, due in monthly installments with final maturities at various dates ranging from January 2013 to January 2018, secured by related revenue equipment	61,200	94,920	80,003	125,666
Real estate note; interest rate of 2.7% and 2.8% at December 31, 2012 and 2011, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real-estate	2,328	-	365	2,258
Other note payable, interest rate of 3.0% at December 31, 2012 and 2011, with fixed maturity at November 2016	108	289	-	243
Total debt	63,636	95,214	96,258	128,167
Principal portion of capital lease obligations, secured by related revenue equipment	2,091	14,003	1,957	16,129

Total debt and capital lease obligations	$65,727	$109,217	$98,215	$144,296

In September 2008, we and substantially all of our subsidiaries (collectively, the "Borrowers") entered into a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility was originally structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility included, within our $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

On January 29, 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below (beginning January 1, 2013), (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount (beginning January 1, 2013), (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million (previously this level was $75.0 million), (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, and (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and the purchase of up to the remaining 51% equity interest in Transport Enterprise Leasing, provided that certain conditions are met.

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of December 31, 2012, there was no fixed charge coverage requirement.  Following the effectiveness of the eighth amendment, the applicable margin was changed as follows:
New Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $75,000,000.50%		1.50%	1.50%
II	≤ $75,000,000 but > $50,000,000.75%		1.75%	1.75%
III	≤ $50,000,000 but > $25,000,000	1.00%	2.00%	2.00%
IV	≤ $25,000,000	1.25%	2.25%	2.25%

Prior Pricing

Level	Average Excess Availability	Base Rate Loans	LIBOR Loans
I	>$70,000,000	1.25%	2.25%
II	≤$70,000,000 but >$35,000,000	1.50%	2.50%
III	≤$35,000,000 but >$20,000,000	1.75%	2.75%
IV	≤$20,000,000 but <$10,000,000	2.00%	3.00%
V	≤$10,000,000	2.25%	3.25%

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin; while LIBOR loans accrue interest at LIBOR, plus an applicable margin.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is also adjusted quarterly based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had a de minimis amount of borrowings outstanding under the Credit Facility as of December 31, 2012, undrawn letters of credit outstanding of approximately $39.6 million, and available borrowing capacity of $52.7 million.  The interest rate on outstanding borrowings as of December 31, 2012 was 5.0% and all loans were base rate loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2012 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes are quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2013 to January 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $126.5 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

As of December 31, 2012, the scheduled principal payments of debt, excluding capital leases for which future payments are discussed in Note 8 are as follows:

(in thousands)
2013	$63,636
2014	$25,520
2015	$33,132
2016	$27,657
2017	$6,793
Thereafter	$2,112

8.           LEASES

We have operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment and capital lease commitments for revenue equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

	Operating	Capital
2013	$24,334	$3,059
2014	$21,152	$8,751
2015	$19,204	$3,362
2016	$14,464	$2,886
2017	$6,683	$-
Thereafter	$26,252	$-

A portion of our operating leases of tractors and trailers contain residual value guarantees under which we guarantee a certain minimum cash value payment to the leasing company at the expiration of the lease. We estimate that the residual guarantees are approximately $9.2 million and $3.9 million at December 31, 2012 and 2011, respectively. The residual guarantees at December 31, 2012 expire between 2016 and 2019. We expect our residual guarantees to approximate the market value at the end of the lease term. Additionally, certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2012	2011	2010
Revenue equipment rentals	$19,746	$15,364	$17,346
Building and lot rentals	3,714	3,266	3,586
Other equipment rentals	679	812	1,063
	$24,139	$19,442	$21,995

On October 28, 2010, we executed a Letter Agreement ("Letter Agreement") with Transport International Pool, Inc. ("TIP").  The Letter Agreement modifies the Master Lease Agreement dated April 15, 2003, between TIP and us, pursuant to which we have entered into (among others) equipment lease schedules covering 2,446 trailers (the "Designated Schedules") which expired between November 2010 and May 2011. In addition, contemporaneously with the execution of the Letter Agreement, we returned 543 trailers in accordance with the terms of the Master Lease Agreement in order to better match our trailer fleet with our current number of tractors. Pursuant to the terms of the Letter Agreement, upon the scheduled expiration of each of the Designated Schedules, we will lease from TIP the trailers that are subject to such Designated Schedule on the terms and conditions set forth in the Letter Agreement and a new lease schedule attached to and made a part of the Letter Agreement. Under the terms of the Letter Agreement, the trailers subject to the agreement will be required to be returned or purchased at the rate of approximately 100 trailers per month beginning February 2012. In 2012, we began turning in the trailers that were covered by the Designated Schedules and replaced a portion of the trailers with new ones, such that our total trailer count is approximately 450 less at December 31, 2012 than December 31, 2011. We will continue turning in trailers in 2013 and 2014 pursuant to the Letter Agreement; however, these units will generally be replaced on a one-for-one basis with new trailers.

In April 2006, we entered into a sale leaseback transaction involving our corporate headquarters, a maintenance facility, a body shop, and approximately forty-six acres of surrounding property in Chattanooga, Tennessee. In the transaction, we entered into a twenty-year lease agreement, whereby we will lease back the property at an annual rental rate of approximately $2.5 million subject to annual rent increases of 1.0%, resulting in annual straight-line rental expense of approximately $2.7 million, which comprises a significant portion of building rentals above. The transaction resulted in a gain of approximately $2.1 million, which is being amortized ratably over the life of the lease, noting the $1.4 million deferred gain is included in other long-term liabilities in the consolidated balance sheet.

9.           INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 is comprised of:

(in thousands)	2012	2011	2010
Federal, current	$(707)	$(198)	$(11,377)
Federal, deferred	6,897	(1,688)	16,739
State, current	307	184	130
State, deferred	(162)	(470)	683
	$6,335	$(2,172)	$6,175

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes for the years ended December 31, 2012, 2011, and 2010 as follows:

(in thousands)	2012	2011	2010
Computed "expected" income tax expense	$4,340	$(5,754)	$3,312
State income taxes, net of federal income tax effect	409	(559)	322
Per diem allowances	2,550	3,015	3,350
Tax contingency accruals	(444)	(70)	145
Nondeductible foreign operating income	-	-	(133)
Nondeductible goodwill impairment	-	2,275	-
Valuation allowance (release), net	(251)	(708)	(638)
Disallowed interest release	-	-	(48)
Tax credits	(407)	(61)	(182)
Other, net	138	(310)	47
Actual income tax expense	$6,335	$(2,172)	$6,175

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income (loss) before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings. Our effective tax rate is also significantly impacted in the 2011 period by the $11.5 million goodwill impairment recorded in the third quarter of 2011, of which $2.1 million of the goodwill impairment was tax deductible and the remaining $9.4 million was nondeductible.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$662	$657
Insurance and claims	11,950	10,766
Net operating loss carryovers	16,978	31,031
Capital loss carryover related to Transplace	-	251
Other	5,607	6,085
Valuation allowance	(299)	(550)
Total deferred tax assets	34,898	48,240

Deferred tax liabilities:
Property and equipment	(76,748)	(83,651)
Other	(291)	(34)
Prepaid expenses	(3,054)	(2,842)
Total net deferred tax liabilities	(80,093)	(86,527)

Net deferred tax liability	$(45,195)	$(38,287)

Deferred taxes are classified in the accompanying consolidated balance sheet based on the nature of the related asset or liability as current or long-term, such that current deferred tax assets and liabilities provide a net asset of $4.6 million, while long-term deferred tax assets and liabilities provide a net liability of $49.8 million.  The net deferred tax liability of $45.2 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at December 31, 2012 or 2011, except for $0.3 million and $0.6 million, respectively, related to certain state net operating loss and capital loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

The activity in the valuation allowance on deferred tax assets (in thousands) is as follows:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,
2012	$550	$-	$(251)	$299

2011	$1,258	$32	$(740)	$550

As of December 31, 2012, we had a $2.6 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $1.0 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2011, we had a $3.3 million liability recorded for unrecognized tax benefits, which included interest and penalties of $1.3 million.  Interest and penalties recognized for uncertain tax positions provided for a $0.3 million benefit in 2012, compared to $0.1 million and $0.2 million of expense in 2011 and 2010, respectively.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Balance as of January 1,	$1,979	$2,133	$2,137
Increases related to prior year tax positions	-	3	75
Decreases related to prior year positions	-	-	(30)
Increases related to current year tax positions	2	58	110
Decreases related to settlements with taxing authorities	-	-	-
Decreases related to lapsing of statute of limitations	(418)	(215)	(159)
Balance as of December 31,	$1,563	$1,979	$2,133

If recognized, $1.7 million and $2.0 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2012 and 2011 respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2009 through 2012 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction.  In the normal course of business, we are also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the more likely than not outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash.  Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution.  We do not expect any significant increases or decreases for uncertain income tax positions during the next year.

Our federal net operating loss carryforwards are available to offset future federal taxable income, if any, through 2030, while our state net operating loss carryforwards and state tax credits expire over various periods between 2013 and 2030 based on jurisdiction.

10.           EQUITY METHOD INVESTMENT

On May 31, 2011, we acquired a 49.0% interest in Transport Enterprise Leasing, LLC for $1.5 million in cash. Additionally, TEL’s majority owners were eligible to receive an earn-out of up to $4.5 million for TEL’s results through December 31, 2012, of which $1.0 million was earned based on TEL’s 2011 results and $2.4 million was earned based on TEL’s 2012 results.  At December 31, 2012 and 2011, $0.5 million and $1.0 million, respectively, were included in accrued expenses in the consolidated balance sheet related to amounts earned but not paid as of the respective balance sheet dates. The earn-out payments increased our investment balance and there are no additional earn-outs pursuant for future results.

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services or assets. Under the agreement, we have an option to acquire 100% of TEL between January 1, 2013 and May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners’ have the option to acquire our interest based on the same terms detailed above. For the years ended, December 31, 2012 and 2011, we sold tractors and trailers to TEL for $8.6 million $5.4 million, respectively, and received $2.1 million and $0.5 million, respectively, for providing various maintenance services, certain back-office functions and for miscellaneous equipment. We deferred gains totaling $0.2 million and $0.6 million for the years ending December 31, 2012 and 2011, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party.  Deferred gains totaling $0.8 and $0.6 million at December 31, 2012 and December 31, 2011, respectively, are being carried as a reduction in our investment in TEL. We had a receivable from TEL for 2012 and 2011 of $0.8 million and $0.6 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on their behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income since May 31, 2011, or $1.9 million in 2012 and $0.7 million in 2011. We received an equity distribution from TEL for $0.3 million in 2012 and $0.2 million in 2011, which was distributed to each member based on its respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings.  The distribution is the result of TEL being a limited liability company and thus its earnings pass through to the members and are taxed for federal and certain state income on their respective tax returns. Our investment in TEL, totaling $6.1 million and $2.4 million at December 31, 2012 and 2011, respectively, is included in other assets in the accompanying consolidated balance sheet.

See TEL’s summarized financial information subsequent to our investment below.

(in thousands)	As of and for the twelve months ended December 31, 2012	As of and for the seven months ended December 31, 2011
Current Assets	$6,898	$3,805
Non-current Assets	21,150	11,255
Current Liabilities	9,988	5,136
Non-current Liabilities	13,670	8,739
Total Equity	4,390	1,185

Revenue	$53,459	$31,070
Operating Expenses	48,382	29,426
Operating Income	5,077	1,644
Net Income	$3,850	$1,331

11.           DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of its Board of Directors. We made no contributions in 2012, 2011, and 2010 to the profit sharing and savings plan. The Board approved the suspension of employee matching "discretionary" contributions to be made beginning early in 2009 for an indefinite time period.

12.           RELATED PARTY TRANSACTIONS

See Note 10 for discussions of the related party transactions associated with TEL.

13.           DERIVATIVE INSTRUMENTS

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the "NYMEX" (New York Mercantile Exchange). The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil were deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

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

At December 31, 2012, we had forward futures swap contracts on approximately 12.1 million gallons of diesel to be purchased in 2013 or approximately 20% of our projected annual 2013 fuel requirements and 4.0 million gallons to be purchased in 2014 or approximately 6% of our projected annual 2014 fuel requirements.

The fair value of the contracts that were in effect at December 31, 2012 and 2011, which had a fair value of approximately $0.5 million and $0.1 million, respectively, and are included in other assets in the consolidated balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $3.1 million, $1.9 million, and $1.8 million were reclassified from accumulated other comprehensive income (loss) to our results from operations for the years ended December 31, 2012, 2011, and 2010, respectively, related to gains on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel.

Based on the amounts in accumulated other comprehensive income as of December 31, 2012 and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $0.3 million on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception, quarterly, and at December 31, 2012 and 2011, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

14.           COMMITMENTS AND CONTINGENT LIABILITIES

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

We had $39.6 million and $38.9 million of outstanding and undrawn letters of credit as of December 31, 2012 and 2011, respectively. The letters of credit are maintained primarily to support our insurance programs.

We had commitments outstanding at December 31, 2012, to acquire revenue equipment totaling approximately $74.3 million in 2013 versus commitments at December 31, 2011, of approximately $55.0 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Additionally, 2013 purchase obligations include $0.5 million of earn-out payments related to our investment in TEL to be paid in 2013 related to 2012 performance. We also had commitments outstanding at December 31, 2012, to acquire computer software totaling $0.4 million in 2013.

15.           SEGMENT INFORMATION

As previously discussed, we have two reportable segments: Truckload and Solutions.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

Year Ended December 31, 2012	Truckload	Solutions	Unallocated Corporate Overhead	Consolidated
Revenue	$647,986	$33,250	$-	$681,236
Intersegment revenue	-	(6,982)	-	(6,982)
Operating income (loss)	34,185	(741)	(10,235)	23,209
Depreciation and amortization	42,015	26	1,181	43,222
Total assets	363,223	11,963	25,046	400,232
Capital expenditures (proceeds), net	(14,093)	-	939	(13,154)

Year Ended December 31, 2011
Revenue	$625,252	$33,526	$-	$658,778
Intersegment revenue	-	(6,151)	-	(6,151)
Operating income (loss) (1)	10,438	1,687	(13,186)	(1,061)
Depreciation and amortization	44,825	24	1,425	46,274
Total assets	405,699	6,138	27,988	439,825
Capital expenditures, net	49,210	-	1,531	50,741

Year Ended December 31, 2010
Revenue	$610,291	$46,053	$-	$656,344
Intersegment revenue	-	(6,595)	-	(6,595)
Operating income (loss)	35,390	1,462	(10,844)	26,008
Depreciation and amortization	50,821	23	963	51,807
Goodwill at carrying value	11,539	-	-	11,539
Total assets	391,510	6,983	42,686	441,179
Capital expenditures, net	81,316	2	954	82,272

(1)	Truckload segment includes $11.5 million goodwill impairment discussed in Note 6.

16.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(in thousands except per share amounts)
Quarters ended	Mar. 31, 2012 (2)	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012

Total revenue	$157,031	$171,301	$168,427	$177,495
Operating income (1)	2,357	11,059	4,645	5,149
Net income (loss) (1)	(640)	4,251	1,002	1,452
Basic and diluted income (loss) per share	(0.04)	0.29	0.07	0.10

	(in thousands except per share amounts)

Quarters ended	Mar. 31, 2011	June 30, 2011	Sep. 30, 2011 (3)	Dec. 31, 2011

Total revenue	$156,391	$172,865	$161,418	$161,953
Operating income	301	7,234	(9,754)	1,159
Net (loss) income	(2,464)	1,655	(11,213)	(2,245)
Basic and diluted (loss) income per share (1)	(0.17)	0.11	(0.76)	(0.15)

(1)	Quarter totals do not aggregate to annual results due to rounding.
(2)	Includes $2.4 million gain on the sale of a terminal property.
(3)	Includes $11.5 million goodwill impairment discussed in Note 6.