Form 10-Q
period 2013-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2013-05-15
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2013).
Class A Common Stock, $.01 par value: 12,495,433 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                                FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2013 (unaudited)	December 31, 2012
Current assets:
Cash and cash equivalents	$8,549	$6,846
Accounts receivable, net of allowance of $1,662 in 2013 and $1,729 in 2012	78,016	76,220
Drivers' advances and other receivables, net of allowance of $1,143 in 2013 and $1,041 in 2012	4,504	3,851
Inventory and supplies	4,514	4,550
Prepaid expenses	6,368	8,244
Assets held for sale	5,984	3,898
Deferred income taxes	6,228	4,642
Income taxes receivable	-	59
Total current assets	114,163	108,310

Property and equipment, at cost	411,347	419,947
Less: accumulated depreciation and amortization	(140,403)	(140,930)
Net property and equipment	270,944	279,017

Other assets, net	12,541	12,905
Total assets	$397,648	$400,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$7,419	$8,261
Accounts payable	9,606	10,035
Accrued expenses	27,265	27,884
Current maturities of long-term debt	56,798	63,636
Current portion of capital lease obligations	2,127	2,091
Current portion of insurance and claims accrual	17,276	16,383
Total current liabilities	120,491	128,290

Long-term debt	102,731	95,214
Long-term portion of capital lease obligations	13,458	14,003
Insurance and claims accrual	15,590	16,768
Deferred income taxes	51,248	49,837
Other long-term liabilities	1,417	1,447
Total liabilities	304,935	305,559
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,495,433 shares outstanding as of March 31, 2013 and 12,409,447 shares outstanding as of December 31, 2012	144	143
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,369	90,328
Treasury stock at cost; 973,657 shares and 1,059,643 shares as of March 31, 2013 and December 31, 2012, respectively	(13,121)	(13,955)
Accumulated other comprehensive income	443	320
Retained earnings	15,854	17,813
Total stockholders' equity	92,713	94,673
Total liabilities and stockholders' equity	$397,648	$400,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2013	2012
Revenue:
Freight revenue	$129,141	$121,900
Fuel surcharge revenue	35,590	35,131
Total revenue	$164,731	$157,031

Operating expenses:
Salaries, wages, and related expenses	55,074	52,162
Fuel expense	48,635	48,355
Operations and maintenance	11,678	10,411
Revenue equipment rentals and purchased transportation	22,685	17,178
Operating taxes and licenses	2,773	2,398
Insurance and claims	8,494	9,856
Communications and utilities	1,284	1,198
General supplies and expenses	3,907	3,752
Depreciation and amortization, including gains and losses on disposition of property and equipment	10,916	9,364
Total operating expenses	165,446	154,674
Operating (loss) income	(715)	2,357
Other (income) expenses:
Interest expense	2,633	3,518
Other	-	(11)
Other expenses, net	2,633	3,507
Equity in income of affiliate	480	245
Loss before income taxes	(2,868)	(905)
Income tax benefit	(909)	(265)
Net loss	$(1,959)	$(640)

Loss per share:
Basic and diluted net loss per share	$(0.13)	$(0.04)
Basic and diluted weighted average shares outstanding	14,762	14,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)
	Three months ended March 31, (unaudited)
	2013	2012

Net loss	$(1,959)	$(640)

Other comprehensive income:
Unrealized gain on effective portion of fuel hedges, net of tax of $251 and $1,100 in 2013 and 2012, respectively	403	2,864

Reclassification of fuel hedge gains into statement of operations, net of tax of $108 and $300 in 2013 and 2012, respectively	(280)	(782)
Total other comprehensive income	123	2,082

Comprehensive (loss) income	$(1,836)	$1,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income	Earnings	Equity

Balances at December 31, 2012	$143	$24	$90,328	$(13,955)	$320	$17,813	$94,673
Net loss	-	-	-	-	-	(1,959)	(1,959)

Other comprehensive income	-	-	-	-	123	-	123

Stock-based employee compensation expense	-	-	188	-	-	-	188

Issuance of restricted shares	1	-	(1,035)	834	-	-	(200)

Income tax benefit arising from restricted share vesting	-	-	(112)	-	-	-	(112)

Balances at March 31, 2013	$144	$24	$89,369	$(13,121)	$443	$15,854	$92,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)

	Three months ended March 31, (unaudited)
	2013	2012
Cash flows from operating activities:
Net loss	$(1,959)	$(640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	13	103
Deferred gain on sales to equity method investee	84	312
Depreciation and amortization	11,621	12,326
Amortization of deferred financing fees	61	123
Deferred income tax (benefit) expense	(362)	78
Income tax deficit arising from restricted share vesting	(112)	-
Deferred gain on fuel hedges	-	436
Unrealized gain on ineffective portion of fuel hedges	-	(175)
Stock-based compensation expense	188	151
Equity in income of affiliate	(480)	(245)
Gain on disposition of property and equipment	(705)	(2,962)
Changes in operating assets and liabilities:
Receivables and advances	(1,150)	(1,704)
Prepaid expenses and other assets	1,802	85
Inventory and supplies	36	(29)
Insurance and claims accrual	(285)	2,534
Accounts payable and accrued expenses	(1,697)	1,170
Net cash flows provided by operating activities	7,055	11,563

Cash flows from investing activities:
Acquisition of property and equipment	(15,432)	(6,934)
Investment in affiliated company	(500)	-
Proceeds from disposition of property and equipment	11,690	21,304
Net cash flows (used in)/provided by investing activities	(4,242)	14,370

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(842)	1,029
Proceeds from issuance of notes payable	15,900	250
Income tax deficit arising from restricted share vesting	112	-
Repayments of notes payable	(19,215)	(22,817)
Repayments of capital lease obligations	(510)	(477)
Proceeds/(repayments) under revolving credit facility, net	3,995	(3,973)
Payment of minimum tax withholdings on stock compensation	(200)	-
Debt refinancing costs	(350)	(26)
Net cash used in financing activities	(1,110)	(26,014)

Net change in cash and cash equivalents	1,703	(81)

Cash and cash equivalents at beginning of period	6,846	3,895

Cash and cash equivalents at end of period	$8,549	$3,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a Nevada holding company, and its wholly-owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the condensed consolidated financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2012 condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income–In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 did not change the requirements for reporting net income or other comprehensive income in the financial statements. We adopted this guidance on January 1, 2013. This accounting guidance only impacted presentation and did not have an impact on our condensed consolidated balance sheets, results of operations, comprehensive income (loss), stockholders’ equity or cash flows. Refer to Note 11.

Note 2.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted loss per share for the three months ended March 31, 2013 and 2012 excludes all unexercised options and approximately 6,000 and 175,000 unvested shares, respectively, since the effect of any assumed exercise of the related awards would be anti-dilutive.  Loss per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net loss per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2013	2012
Numerator:
Net loss	$(1,959)	$(640)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,762	14,722
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,762	14,722

Basic and diluted loss per share:	$(0.13)	$(0.04)

Note 3.	Segment Information

We have two reportable segments: asset-based truckload services (“Truckload”) and non-asset based brokerage and ancillary services ("Solutions").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long-haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

The Solutions segment provides: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended March 31,
	2013	2012
Total Revenues:
Truckload	$157,522	$152,377
Solutions	7,209	4,654

Total	$164,731	$157,031

Operating Income (Loss):
Truckload	$3,171	$6,195
Solutions	(267)	1
Unallocated Corporate Overhead	(3,619)	(3,839)

Total	$(715)	$2,357

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

Our liability recorded for uncertain tax positions as of March 31, 2013 decreased during the first quarter of 2013 to $1.9 million at March 31, 2013 from $2.6 million at December 31, 2012.  The decrease is the result of the statute of limitations expiring on certain positions and the related reversal of the previously recorded reserves. The impact was a $0.4 million tax benefit in the 2013 period, as the $0.3 million difference was reversed through deferred taxes.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at March 31, 2013, except for $0.3 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

We recognized a $0.1 million income tax deficit arising from the restricted share vesting in 2013. This resulted in a related increase in taxable income in both years and an offsetting decrease to additional paid in capital.

Note 5.                      Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	March 31, 2013	December 31, 2012
Fair Value of Derivatives	$722	$524
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$722	$524
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $9.1 million of factoring receivables at March 31, 2013, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At March 31, 2013, the retained amounts related to factored receivables totaled $0.7 million and were included in accounts payable in the condensed consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  Borrowings under our revolving credit facility approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in our condensed consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At March 31, 2013, we had forward futures swap contracts on approximately 9.1 million gallons for the remainder of 2013, or approximately 19% of our projected remaining 2013 fuel requirements, and approximately 6.8 million gallons for 2014, or approximately 11% of our projected 2014 fuel requirements.

The fair value of the contracts that were in effect at March 31, 2013, which had a fair value of approximately $0.7 million, are included in other assets in the condensed consolidated balance sheet and are included in accumulated other comprehensive income, net of tax.  Additionally, $0.3 million was reclassified from accumulated other comprehensive income into our results from operations as a reduction in fuel expense for the three months ended March 31, 2013, related to gains on contracts that expired.

Based on the amounts in accumulated other comprehensive income as of  March 31, 2013, and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.4 million of gains on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.                      Debt

Current and long-term debt consisted of the following at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013		December 31, 2012
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$4,000	$-	$5
Revenue equipment installment notes with finance companies; weighted average interest rate of 5.0% and 5.2% at March 31, 2013 and December 31, 2012, respectively, due in monthly installments with final maturities at various dates ranging from April 2013 to December 2017, secured by related revenue equipment	54,437	98,467	61,200	94,920
Real estate note; interest rate of 2.7% at March 31, 2013 and December 31, 2012, due in monthly installments with fixed maturity at October 2013, secured by related real estate	2,253	-	2,328	-
Other note payable, interest rate of 2.3% and 3.0% at March 31, 2013 and December 31, 2012, respectively, with fixed maturity at November 2016	108	264	108	289
Total debt	56,798	102,731	63,636	95,214
Capital lease obligations, secured by related revenue equipment	2,127	13,458	2,091	14,003
Total debt and capital lease obligations	$58,925	$116,189	$65,727	$109,217

In September 2008, we and substantially all of our subsidiaries (collectively, the "Borrowers") entered into a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility was originally structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default existed, allowed us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility included, within our $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

On January 29, 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below (beginning January 1, 2013), (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount (beginning January 1, 2013), (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million (previously this level was $75.0 million), (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, and (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and the purchase of up to the remaining 51% equity interest in Transport Enterprise Leasing, LLC ("TEL"), provided that certain conditions are met.

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of March 31, 2013 and December 31, 2012, there was no fixed charge coverage requirement.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.25%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.25%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is also adjusted quarterly between 1.5% and 2.25% based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $4.0 million of borrowings outstanding under the Credit Facility as of March 31, 2013, undrawn letters of credit outstanding of approximately $40.2 million, and available borrowing capacity of $48.9 million.  The interest rate on outstanding borrowings as of March 31, 2013 was 2.3% and all loans were LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2013 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2013 to December 2017. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $126.1 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At March 31, 2013, 195,836 of the aforementioned 800,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2021.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense for the three months ended March 31, 2013 and 2012 of approximately $0.2 million.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to forfeit receipt of 33,243 shares of Class A common stock at a weighted average per share price of $6.03 based on the closing price of our Class A common stock on the date the shares vested in 2013, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

On February 21, 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval, a third amendment (the “Third Amendment”) to the Incentive Plan.  The Third Amendment provides that (i) the maximum aggregate number of shares of Class A common stock available for grant of awards under the Incentive Plan from and after May 29, 2013, shall not exceed 750,000, plus any remaining available shares of the 800,000 shares previously made available under the Second Amendment, and any expirations, forfeitures, cancellations, or certain other terminations of shares approved for grant under the Third Amendment or the Second Amendment, and (ii) the term of the Incentive Plan will expire with respect to the ability to grant new awards on March 31, 2023.  The Third Amendment is subject to stockholder approval on May 29, 2013, at the Company’s 2013 Annual Meeting.

Note 9.                       Equity Method Investment

On May 31, 2011, we acquired a 49.0% interest in TEL for $1.5 million in cash. Additionally, TEL’s majority owners were eligible to receive an earn-out of up to $4.5 million for TEL’s results through December 31, 2012, of which $1.0 million was earned based on TEL’s 2011 results and $2.9 million was earned based on TEL’s 2012 results.  The earn-out payments increased our investment balance and there are no additional possible earn-outs.

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. During the three-month period ended March 31, 2013, we sold tractors and trailers to TEL for $2.8 million and deferred $0.1 million in gains on the tractors and trailers sold to TEL until the equipment is subsequently sold to a third party.  The deferred gains, totaling $0.8 million at March 31, 2013, are being carried as a reduction in our investment in TEL.  At March 31, 2013 and December 31, 2012, we had a receivable from TEL for $1.0 million and $0.8 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2013 net income, or $0.5 million. Our investment in TEL, totaling $6.5 million and $6.1 million, at March 31, 2013 and December 31, 2012, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below.

(in thousands)	As of March 31, 2013	As of December 31, 2012
Current Assets	$8,795	$6,898
Non-current Assets	24,111	21,150
Current Liabilities	1,413	9,988
Non-current Liabilities	26,092	13,670
Total Equity	$5,401	$4,390

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenue	$10,328	$13,283
Operating Expenses	9,020	12,582
Operating Income	1,308	698
Net Income	$1,011	$500

Note 10.                       Commitments and Contingencies

From time-to-time, we are a party to routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.  In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

We had $40.2 million and $39.6 million of outstanding and undrawn letters of credit as of March 31, 2013 and December 31, 2012, respectively. The letters of credit are maintained primarily to support our insurance programs.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Our previous auto liability policy included a policy release premium refund of up to $4.0 million per year, if certain losses were not met and we were to commute the policy for that policy year.  In the second quarter of 2012, we commuted the policy for the April 1, 2011 through March 31, 2012 policy year and as such are responsible for all claims that occurred during that policy year, excluding any claims between $10.0 million  and $20.0 million, should such a claim develop. As a result of a few large accidents during the policy year that runs from April 1, 2012 to March 31, 2013, management believes the possibility of commuting the related policy for that year to be remote.

Additionally, effective April 1, 2013, we entered into a new auto liability policy with a three-year term. The policy retains the $1.0 million per claim limit for the primary excess layer of our auto liability program, with no changes to the excess policies. Similar to the prior policy, the current policy contains a commutation option; however, this option is only available after the completion of the three-year policy term, rather than on an annual basis.

During the first quarter of 2013, we finalized our 2013 equipment plan, which includes an increase in the number of disposals of used tractors and delivery of new tractors to approximately 975 and 900, respectively, from 650 and 600, respectively, at December 31, 2012. We had commitments outstanding at March 31, 2013 to acquire revenue equipment totaling approximately $83.6 million for the remainder of 2013. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

Note 11.                       Accumulated Other Comprehensive Income

AOCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following tables summarize the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Gains/(losses) on cash flow hedges
Commodity derivative contracts	$280	Fuel expense
	(108)	Income tax expense
	$172	Net of tax

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a Nevada holding company, and its wholly-owned subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2012.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2012, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Historically, the first quarter is the most challenging for most truckload carriers, especially those with a longer length of haul. In the first quarter of 2013, we experienced an uneven operating environment as January freight was strong, followed by average demand but difficult weather conditions in February, and a March that started off well, but finished weaker than expected. During the quarter, we continued to improve asset productivity by allocating assets to our refrigerated and team operations, reducing exposure to solo dry van operations, and improving our drivers’ employment experience. These factors contributed to a 7.6% increase in average freight revenue per tractor compared with the first quarter of 2012, which nearly covered our year-over-year operating cost increases.

The main positives in the first quarter were a 4.2% increase in rates and a 3.3% increase in utilization versus last year, a year-over-year reduction in open trucks from 5.4% at March 31, 2012 to 4.1% at March 31, 2013, significant improvement in the revenue statistics at our Star Transportation subsidiary, and more efficient use of company-owned assets and owner-operators to reduce overall capital needs. The main negatives in the quarter were a lack of profitable results from our Solutions subsidiary, cost increases across most of the business, and accident costs that negatively impacted the progress we expected in workers’ compensation and casualty insurance expense.

Additional items of note for the first quarter of 2013 include the following:

●	Freight revenue of $129.1 million (excluding revenue from fuel surcharges), an increase of 5.9% compared with the first quarter of 2012;
●
Operating loss of $0.7 million and an operating ratio of 100.6%, compared with operating income of $2.4 million and an operating ratio of 98.1% in the first quarter of 2012. Operating income in 2012 included a $2.4 million gain on disposition of real estate;

●	Net loss of $2.0 million, or ($0.13) per basic and diluted share, compared with net loss of $0.6 million, or ($0.04) per basic and diluted share in the first quarter of 2012;
●	With available borrowing capacity of $48.9 million under our Credit Facility, we do not expect to be required to test our fixed charge covenant in the foreseeable future;
●	Our equity investment in TEL provided $0.5 million of pre-tax earnings compared to $0.2 million in the first quarter of 2012;
●
Since March 31, 2012, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations decreased by approximately $15 million to $253 million. We increased net lease-adjusted indebtedness during the first quarter of 2013 by just over $9 million versus December 31, 2012.

We expect we will continue to utilize improved systems and processes to challenge our employees to improve profitability through yield management, better driver retention, and appropriate allocation of capital resources. While freight demand did not meet our expectations in the first quarter and has continued to be soft in April, we still expect our earnings per share for the full year of 2013 to increase over the full year of 2012, excluding the approximately 10.0 cents per share gain from the sale of real estate during the first quarter of 2012.

Revenue and Expenses

We focus on targeted markets where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  We also generate revenue through a subsidiary that provides other freight services, including brokerage, less-than-truckload consolidation services, and accounts receivable factoring.

We have two reportable segments: Truckload and Solutions.

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long-haul and regional temperature-controlled service; and (iii) Star, which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

Our Truckload segment also derives revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.  We measure revenue before fuel surcharges, or "freight revenue," because we believe that fuel surcharges tend to be a volatile source of revenue.  We believe the exclusion of fuel surcharges affords a more consistent basis for comparing the results of operations from period-to-period.

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

Revenue Equipment

At March 31, 2013, we operated 2,802 tractors and 6,766 trailers. Of such tractors, 1,885 were owned, 656 were financed under operating leases, and 261 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,661 were owned, 3,661 were financed under operating leases, and 444 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2013, our fleet had an average tractor age of 2.1 years and an average trailer age of 5.8 years.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile.  We do not have the capital outlay of purchasing or leasing the tractor.  The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation.  Expenses associated with owned equipment, such as interest and depreciation, are not incurred, and for independent contractors, driver compensation, fuel, and other expenses are not incurred.  Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, and as such, we evaluate our efficiency using net margin as well as operating ratio.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2013 TO THREE MONTHS ENDED MARCH 31, 2012

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended March 31,			Three months ended March 31,
	2013	2012		2013	2012
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	33.4	33.2	Salaries, wages, and related expenses	42.6	42.8
Fuel expense	29.5	30.8	Fuel expense (1)	10.1	10.8
Operations and maintenance	7.1	6.6	Operations and maintenance	9.0	8.5
Revenue equipment rentals and purchased transportation	13.8	10.9	Revenue equipment rentals and purchased transportation	17.6	14.1
Operating taxes and licenses	1.7	1.5	Operating taxes and licenses	2.1	2.0
Insurance and claims	5.2	6.3	Insurance and claims	6.6	8.1
Communications and utilities	0.8	0.8	Communications and utilities	1.0	1.0
General supplies and expenses	2.4	2.4	General supplies and expenses	3.0	3.1
Depreciation and amortization	6.5	6.0	Depreciation and amortization	8.6	7.7
Total operating expenses	100.4	98.5	Total operating expenses	100.6	98.1
Operating (loss) income	(0.4)	1.5	Operating (loss) income	(0.6)	1.9
Other expense, net	1.6	2.3	Other expense, net	2.0	2.8
Equity in income of affiliate	0.3	0.2	Equity in income of affiliate	0.4	0.2
Loss before income taxes	(1.7)	(0.6)	Loss before income taxes	(2.2)	(0.7)
Income tax benefit	(0.5)	(0.2)	Income tax benefit	(0.7)	(0.2)
Net loss	(1.2%)	(0.4%)	Net loss	(1.5%)	(0.5%)

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($35.6 million and $35.1 million in the three months ended March 31, 2013 and 2012, respectively).

Revenue
For the quarter ended March 31, 2013, total revenue increased $7.7 million, or 4.9%, to $164.7 million from $157.0 million in the 2012 quarter.  Freight revenue increased $7.2 million, or 5.9%, to $129.1 million in the three months ended March 31, 2013, from $121.9 million in the same quarter in 2012.

For the quarter, total revenue in our Truckload operations increased to $157.5 million, an increase of $5.2 million compared with the first quarter of 2012.  This increase consisted of higher freight revenues of $4.7 million and higher fuel surcharge revenue of $0.5 million. The $4.7 million increase in freight revenues related to an 8.8% increase in average freight revenue per tractor per week, partially offset by a 3.9% decrease in our average tractor fleet. Average freight revenue per total mile increased by 5.9 cents per mile (or 4.2%) compared to the 2012 quarter, while average miles per unit increased by 3.3%.

For the quarter, Solutions’ total revenue increased 54.9% to $7.2 million from $4.7 million in the same quarter of 2012 due to the addition of new service offerings, including less-than-truckload consolidation services and accounts receivable factoring, as well as efficiencies gained in capturing the overflow of freight revenue from our Truckload operations.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the "2011 Rule").  The 2011 Rule preserved the 11-hour daily driving limit, but the FMCSA indicated that this daily limit may be revisited in the future.  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 to 70.  The 2011 Rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the driver refrain from working for a period of 34 hours, known as a "34-hour restart."  The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between 1:00 a.m. and 5:00 a.m.  These rule changes are scheduled to become effective July 1, 2013.

We believe these modifications to the current rule will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We believe the result will initially be reduced revenue per tractor per week, as it will take time to obtain compensation from customers for the lost productivity and efficiency.

Salaries, wages, and related expenses
Salaries, wages, and related expenses as a percentage of freight revenue declined as compared to the 2012 quarter. This decline is primarily related to the increase in the percentage of our fleet comprised of independent contractors, whose costs are included in the purchased transportation line item.  Salaries, wages, and related expenses increased approximately 3.4 cents per mile due to employee pay adjustments since the first quarter of 2012 and higher workers’ compensation expense. The other expense items included in salaries, wages, and related expenses are relatively fixed in nature and were flat period-over-period both on a per mile basis and as a percentage of freight revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs and absent any additional increases in independent contractors as a percentage of our total fleet).  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet, which could offset any driver pay increases. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs. Additionally, we believe the aforementioned modifications to the hours-of-service regulations will likely increase driver pay on a per mile basis, as this, especially when combined with the tight driver market dynamics, will require that we compensate drivers for some portion of their lost productivity as a result of this regulatory change.

Fuel expense
Fuel expense as a percentage of freight revenue decreased as compared to the 2012 quarter.  This decrease is primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while the cost of their fuel is included in the amounts paid to them as purchased transportation.  We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers do not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately 7.0 cents per gallon higher in the first quarter of 2013 compared with the 2012 quarter. Overall net fuel expense was approximately 17.3 cents per company mile in the 2013 quarter compared with 17.1 cents per company mile in the 2012 quarter due to increased idling as a result of severe weather and increased usage of fuel for refrigeration units associated with the growth of our SRT subsidiary. This includes fuel surcharge recovery from miles operated by independent contractors of approximately $3.1 million in the 2013 quarter compared with approximately $2.6 million in the 2012 quarter.

Additionally, $0.3 million and $0.8 million of gains were reclassified from accumulated other comprehensive income to results of operations as a reduction in fuel expense during the three months ended March 31, 2013 and 2012, respectively, related to gains on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration but usually does not recover fuel surcharges on fuel used for refrigeration units), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue primarily related to an increase in the average age of our equipment and inflationary cost pressures on parts, tires, and related labor.  Recruiting costs were also higher in 2013 than in 2012 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks.

Revenue equipment rentals and purchased transportation
The increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue was primarily the result of a $1.8 million increase in payments to independent contractors and a $2.1 million increase in payments to third-party transportation providers.  Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through that are a component of the related expense, offset by reduced miles per unit.  For the quarter ended March 31, 2013, miles run by independent contractors increased to 8.8% of our total miles from 7.6% for the same quarter of 2012. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow throughout the remainder 2013, which could increase this line item as a percentage of freight revenue.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased as a percentage of freight revenue for the first quarter of 2013 when compared to the first quarter of 2012, and insurance and claims cost per mile decreased to 10.2 cents per mile in the first quarter of 2013 from 11.8 cents per mile in the first quarter of 2012. Although we had a few severe accidents in the first quarter of 2013, our overall DOT accidents per million miles was at a record low and we experienced a reduction in unfavorable claims adjustments from prior period claims. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Depreciation and amortization
Depreciation and amortization increased as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $0.7 million in the 2013 quarter from the 2012 quarter, as a result of fewer owned tractors on our condensed consolidated balance sheet (1,885 and 2,362 tractors at March 31, 2013 and 2012, respectively), partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment were $2.3 million lower in the first quarter of 2013 than in the 2012 quarter due to a $2.4 million gain on the sale of a terminal during the 2012 quarter. We expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The decrease in cash flow from operations and increased use of leases as opposed to on-balance sheet financing in the past twelve months resulted in $45.1 million less net debt (debt less cash) at March 31, 2013, when compared to March 31, 2012, and when combined with a reduced weighted average interest rate, interest expense decreased $0.8 million period-over-period.  This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three months ended March 31, 2013.  Given TEL’s growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax benefit
The difference in the tax benefit recognized in the 2013 quarter compared to the 2012 quarter is primarily related to the $2.0 million decrease in pre-tax income in the 2013 quarter compared to the 2012 quarter, resulting from the aforementioned decline in operating income, reduced interest expense, and the increase in the contribution from TEL’s earnings. Additionally, although there was a $0.4 million benefit in the 2013 quarter related to the release of certain tax contingency accruals, there was a $0.6 million benefit in the 2012 quarter related to the release of tax contingencies and a valuation allowance on certain prior period capital losses. The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2013 TO THREE MONTHS ENDED MARCH 31, 2012

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended March 31,
	2013	2012
Total Revenues:
Truckload	$157,522	$152,377
Solutions	7,209	4,654

Total	$164,731	$157,031

Operating Income (Loss):
Truckload	$3,171	$6,195
Solutions	(267)	1
Unallocated Corporate Overhead	(3,619)	(3,839)

Total	$(715)	$2,357

The increase in Truckload revenue relates to a 7.6% increase in our average freight revenue per tractor. Average freight revenue per tractor per week increased to $3,311 during the 2013 quarter from $3,044 during the 2012 quarter.  Average freight revenue per total mile increased by 5.9 cents per mile (or 4.2%) compared to the 2012 quarter, while average miles per unit increased by 3.3%, partially offset by a 3.9% decrease in our average tractor fleet. Rates have continued to increase, as a result of increases required to offset increasing costs, as well as the result of supply and demand dynamics and related concerns about future capacity constraints.  The main factors favorably impacting utilization were an increase in the percentage of our fleet comprised of team-driven tractors, improved seated truck percentage, improved efficiencies related to asset allocation, and improved use of technology.  Fuel surcharge was not a significant factor as it remained relatively flat, increasing $0.5 million year-over-year.

Our Truckload operating income was $3.0 million lower in the 2013 quarter than in the 2012 quarter, primarily as a result of the $2.4 million sale of a terminal in the first quarter of 2012.

Solutions’ total revenue increased 54.9%, to $7.2 million, in the 2013 quarter compared to the 2012 quarter.  Operating loss was approximately $0.3 million compared with operating income of less than $0.1 million in the first quarter of 2012.  Solutions’ gross margins (purchased transportation compared to total revenue) contracted, as purchased transportation was 79.2% of total revenue in the current quarter, compared with 76.9% of total revenue in the prior year quarter.  Solutions’ other operating expenses as a percentage of revenue increased to 24.5% of total revenue in the first quarter of 2013 from 23.1% of total revenue in the first quarter of 2012, primarily because of the investment in additional personnel and related startup expenses to expand the capacity and range of services offered to our customers and carrier base made during the latter portion of 2012. In the latter part of the first quarter and into April 2013, we have been making changes to Solutions' cost structure and service offerings that we expect will improve year-over-year results throughout the remainder of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment in 2012. Our primary sources of liquidity at March 31, 2013, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had a working capital (total current assets less total current liabilities) deficit of $6.3 million and $20.0 million at March 31, 2013 and December 31, 2012, respectively. Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases. When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity. Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at March 31, 2013, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced.  We had approximately $4.0 million in borrowings outstanding under the Credit Facility as of March 31, 2013, undrawn letters of credit outstanding of approximately $40.2 million, and available borrowing capacity of $48.9 million.  Our intra-period borrowings on the Credit Facility have ranged from zero to $9.7 million during the first three months of 2013.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment. The amendment to our Credit Facility, as discussed below, includes several favorable provisions that enhance our liquidity and provide flexibility related to capital decisions.

Cash Flows

Net cash flows provided by operating activities were lower in 2013 than 2012, partially due to net loss of $2.0 million in the 2013 quarter compared to a net loss of $0.6 million in the 2012 quarter.  Depreciation and amortization was lower in the 2013 quarter, primarily due to having fewer owned tractors at March 31, 2013 compared to March 31, 2012, while gain on the sale of property and equipment was also lower as the result of the sale of a terminal property that provided for a $2.4 million pre-tax gain during the first quarter of 2012. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the payment of incentive compensation in 2013 compared to 2012.  The fluctuation in cash flows associated with insurance and claims accruals relates to increased claims payments in the 2013 quarter.

The fluctuation in net cash flows was primarily the result of the trade cycle of the Company’s revenue equipment and the purchase of more tractors using balance sheet financing than in the 2012 quarter.  Additionally, there was an approximately $2.0 million increase in assets held for sale during the 2013 quarter compared to an approximately $6.6 million decrease during the 2012 quarter and the sale of a terminal facility during 2012, which provided $5.4 million in cash proceeds.

The significant change in net cash flows provided by financing activities was a function of an $8.0 million period-over-period change in the cash flows associated with the 2013 net borrowings and 2012 net repayments on our Credit Facility, which is partially related to the decrease in cash flows from operations discussed above and increased use of the Credit Facility resulting from the favorable amendment in January 2013.  Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable, used $3.8 million in the 2013 quarter, compared to $23.0 million in the 2012 quarter, primarily related to the trade cycle of the Company’s revenue equipment and cash flows from investing discussed above.

Material Debt Agreements

In September 2008, we entered into the Credit Facility.  The Credit Facility was originally structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default existed, allowed us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility included, within our $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

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

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of March 31, 2013 and December 31, 2012, there was no fixed charge coverage requirement.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.25%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.25%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is also adjusted quarterly between 1.5% and 2.25% based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $4.0 million of borrowings outstanding under the Credit Facility as of March 31, 2013, undrawn letters of credit outstanding of approximately $40.2 million, and available borrowing capacity of $48.9 million.  The interest rate on outstanding borrowings as of March 31, 2013 was 2.3% and all loans were LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2013 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2013 to December 2017. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $126.1 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At March 31, 2013, we had financed 656 tractors and 3,661 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the first quarter increased to $5.3 million in 2013 from $4.4 million in the 2012 period.  The total present value amount of remaining payments under operating leases as of March 31, 2013, was approximately $86.1 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $6.9 million at March 31, 2013. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2013, there were no material changes in our commitments or contractual liabilities except for finalizing our 2013 equipment plan, which includes an increase in the number of disposals of used tractors and delivery of new tractors to approximately 975 and 900, respectively, from 650 and 600, respectively, at December 31, 2012. We had commitments outstanding at March 31, 2013 to acquire revenue equipment totaling approximately $83.6 million for the remainder of 2013. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our condensed consolidated financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2012 Annual Report on Form 10-K.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments following the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and inclement weather, creating more equipment repairs.  For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges.  Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months other than July, which generally has slower freight demand.  Historically, during September through November, business generally increases as a result of increased retail merchandise shipped in anticipation of the holidays.  Due to the economic downturn and related low inventory levels, this historical trend has been less pronounced over the past several years, as we have seen increases in demand at varying times based primarily on restocking required to replenish inventories and less pronounced seasonal spikes prior to the holidays.

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

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in our condensed consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At March 31, 2013, we had forward futures swap contracts on approximately 9.1 million gallons for the remainder of 2013 or approximately 19% of our projected remaining 2013 fuel requirements, and approximately 6.8 million gallons for 2014 or approximately 11% of our projected 2014 fuel requirements.

The fair value of the contracts that were in effect at March 31, 2013, which had a fair value of approximately $0.7 million, are included in other assets in the condensed consolidated balance sheet and are included in accumulated other comprehensive income.  Additionally, $0.3 million was reclassified from accumulated other comprehensive income into our results from operations for the three months ended March 31, 2013, related to gains on contracts that expired.

Based on the amounts in accumulated other comprehensive income as of  March 31, 2013, and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.4 million of gains on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on our expected fuel consumption for the remainder of 2013, a one dollar change in the related price of heating oil or diesel per gallon would change our net fuel expense by approximately $4.0 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.  This sensitivity analysis considers that we purchase approximately 48.6 million gallons of diesel during the remainder of 2013, on which we recovered approximately 73.2% of the cost in 2012. Assuming our fuel surcharge recovery is consistent in 2013, 13.0 million gallons remain that are not covered by the natural hedge created by our fuel surcharges.  Of such gallons, 9.1 million are hedged, leaving 4.0 million gallons fully exposed to market fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $175.1 million of debt and capital leases, we had $6.3 million of variable rate debt outstanding at March 31, 2013, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by less than $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

PART II                      OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.  In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

ITEM 1A.                      RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2012, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended March 31, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1-31, 2013	653	$5.55	-	-
February 1-28, 2013	392	$6.13	-	-
March 1-31, 2013	32,198	$6.04	-	-
Total	33,243	$6.03	-	-

(1)
Includes 653, 392, and 32,198 shares of Class A common stock withheld at average prices of $5.55, $6.13, and $6.04 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	*#	Description of 2013 Bonus Plan
10.2	(3)
Eighth Amendment to Third Amended and Restated Credit Agreement, dated effective as of December 31, 2012, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., and Bank of America, N.A. as agent.

31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Form 10-Q, filed May 13, 2011.
(3)	Incorporated by reference to Form 8-K, filed January 31, 2013.
#	Filed herewith.
*	Management contract or compensatory plan or arrangement
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 15, 2013	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer
in his capacity as such and as a duly authorized officer on behalf of the issuer