Form 10-Q
period 2013-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2013-08-14
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 12, 2013).
Class A Common Stock, $.01 par value: 12,513,485 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                                FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2013 (unaudited)	December 31, 2012
Current assets:
Cash and cash equivalents	$9,054	$6,846
Accounts receivable, net of allowance of $1,591 in 2013 and $1,729 in 2012	77,861	76,220
Drivers' advances and other receivables, net of allowance of $1,238 in 2013 and $1,041 in 2012	5,278	3,851
Inventory and supplies	4,670	4,550
Prepaid expenses	11,140	8,244
Assets held for sale	4,018	3,898
Deferred income taxes	5,015	4,642
Income taxes receivable	85	59
Total current assets	117,121	108,310

Property and equipment, at cost	417,965	419,947
Less: accumulated depreciation and amortization	(139,197)	(140,930)
Net property and equipment	278,768	279,017

Other assets, net	20,582	12,905
Total assets	$416,471	$400,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$7,782	$8,261
Accounts payable	10,887	10,035
Accrued expenses	26,828	27,884
Current maturities of long-term debt	44,395	63,636
Current portion of capital lease obligations	2,164	2,091
Current portion of insurance and claims accrual	17,195	16,383
Total current liabilities	109,251	128,290

Long-term debt	122,810	95,214
Long-term portion of capital lease obligations	12,902	14,003
Insurance and claims accrual	23,892	16,768
Deferred income taxes	51,674	49,837
Other long-term liabilities	2,760	1,447
Total liabilities	323,289	305,559
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,513,485 shares outstanding as of June 30, 2013 and 12,409,447 shares outstanding as of December 31, 2012	144	143
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	88,856	90,328
Treasury stock at cost; 955,605 shares and 1,059,643 shares as of June 30, 2013 and December 31, 2012, respectively	(12,786)	(13,955)
Accumulated other comprehensive income (loss)	(801)	320
Retained earnings	17,745	17,813
Total stockholders' equity	93,182	94,673
Total liabilities and stockholders' equity	$416,471	$400,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands, except per share data)
	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2013	2012	2013	2012
Revenue:
Freight revenue	$136,907	$134,220	$266,047	$256,120
Fuel surcharge revenue	35,581	37,081	71,172	72,212
Total revenue	$172,488	$171,301	$337,219	$328,332

Operating expenses:
Salaries, wages, and related expenses	54,800	53,396	109,874	105,558
Fuel expense	46,559	48,217	95,194	96,572
Operations and maintenance	12,351	11,256	24,029	21,667
Revenue equipment rentals and purchased transportation	26,776	22,000	49,461	39,178
Operating taxes and licenses	2,662	3,037	5,435	5,434
Insurance and claims	7,621	6,133	16,115	15,989
Communications and utilities	1,252	1,176	2,536	2,375
General supplies and expenses	4,393	3,846	8,300	7,598
Depreciation and amortization, including gains and losses on disposition of property and equipment	9,724	11,181	20,640	20,545
Total operating expenses	166,138	160,242	331,584	314,916
Operating income	6,350	11,059	5,635	13,416
Other (income) expenses:
Interest expense	2,617	3,355	5,250	6,873
Interest income	(2)	-	(1)	-
Other (income) expense, net	-	(5)	-	(15)
Other expenses, net	2,615	3,350	5,249	6,858
Equity in income of affiliate	550	425	1,030	670
Income before income taxes	4,285	8,134	1,416	7,228
Income tax expense	2,394	3,883	1,484	3,617
Net income (loss)	$1,891	$4,251	$(68)	$3,611

Income (loss) per share:
Basic net income (loss) per share	$0.13	$0.29	$(0.00)	$0.25
Diluted net income (loss) per share	$0.13	$0.29	$(0.00)	$0.24
Basic weighted average shares outstanding	14,852	14,732	14,809	14,727
Diluted weighted average shares outstanding	15,052	14,787	14,809	14,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands, except per share data)
	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2013	2012	2013	2012

Net income (loss)	$1,891	$4,251	$(68)	$3,611

Other comprehensive income (loss):
Unrealized (loss)/gain on effective portion of fuel hedges, net of tax of $951 and $700 in 2013 and $274 and $158 in 2012, respectively	(1,526)	713	(1,122)	(412)

Reclassification of fuel hedge losses/(gains) into statement of operations, net of tax of $108 and $0 in 2013 and $228 and $596 in 2012, respectively	282	(594)	1	(1,551)
Total other comprehensive (loss) income	(1,244)	119	(1,121)	(1,963)

Comprehensive income (loss)	$647	$4,370	$(1,189)	$1,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity

Balances at December 31, 2012	$143	$24	$90,328	$(13,955)	$320	$17,813	$94,673
Net loss	-	-	-	-	-	(68)	(68)
Other comprehensive loss	-	-	-	-	(1,121)	-	(1,121)

Stock-based employee compensation expense	-	-	318	-	-	-	318

Reversal of previously recognized stock-based employee compensation cost	-	-	(409)	-	-	-	(409)

Issuance of restricted shares	1	-	(1,270)	1,169	-	-	(100)

Income tax deficit arising from restricted share vesting	-	-	(111)	-	-	-	(111)

Balances at June 30, 2013	$144	$24	$88,856	$(12,786)	$(801)	$17,745	$93,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands)

	Six months ended June 30, (unaudited)
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(68)	$3,611
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for losses on accounts receivable	141	296
Deferred gain on sales to equity method investee	285	24
Depreciation and amortization	21,576	24,387
Amortization of deferred financing fees	122	246
Deferred income tax expense	2,052	3,952
Income tax deficit arising from restricted share vesting	(111)	-
Unrealized loss on ineffective portion of fuel hedges	75	200
Casualty premium credit	-	(4,000)
Stock-based compensation expense, net	9	534
Equity in income of affiliate	(1,030)	(670)
Gain on disposition of property and equipment	(936)	(3,842)
Changes in operating assets and liabilities:
Receivables and advances	(10,546)	(7,328)
Prepaid expenses and other assets	(2,948)	(158)
Inventory and supplies	(120)	261
Insurance and claims accrual	7,936	4,521
Accounts payable and accrued expenses	(2,401)	4,234
Net cash flows provided by operating activities	14,036	26,268

Cash flows from investing activities:
Acquisition of property and equipment	(44,613)	(10,939)
Investment in affiliated company	(500)	(1,000)
Return of investment in affiliated company	-	139
Proceeds from disposition of property and equipment	26,875	37,685
Net cash flows (used in) /provided by investing activities	(18,238)	25,885

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(479)	2,078
Proceeds from issuance of notes payable	42,556	250
Income tax deficit arising from restricted share vesting	111	-
Repayments of notes payable	(46,752)	(43,142)
Repayments of capital lease obligations	(1,028)	(962)
Proceeds/(repayments) under revolving credit facility, net	12,549	(9,859)
Payment of minimum tax withholdings on stock compensation	(200)	-
Debt refinancing costs	(347)	(27)
Net cash provided by/(used in) financing activities	6,410	(51,662)

Net change in cash and cash equivalents	2,208	491

Cash and cash equivalents at beginning of period	6,846	3,895

Cash and cash equivalents at end of period	$9,054	$4,386

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

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income–In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 did not change the requirements for reporting net income or other comprehensive income in the financial statements. We adopted this guidance on January 1, 2013. This accounting guidance only impacted presentation and did not have an impact on our condensed consolidated balance sheets, results of operations, comprehensive income (loss), stockholders' equity or cash flows. Refer to Note 11.

Note 2.	Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income (loss) per share for the three and six months ended June 30, 2013 and 2012 excludes all unexercised options and approximately 199,638 and 200,000 unvested shares, respectively, since the effect of any assumed exercise of the related awards would be anti-dilutive.  Income (loss) per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$1,891	$4,251	$(68)	$3,611
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,852	14,732	14,809	14,727
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	200	55	-	69
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	15,052	14,787	14,809	14,796

Basic income (loss) per share:	$0.13	$0.29	$(0.00)	$0.25
Diluted income (loss) per share:	$0.13	$0.29	$(0.00)	$0.24

Note 3.	Segment Information

We have one reportable segment, our asset-based truckload services ("Truckload").

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

In addition, our Solutions subsidiary has several ancillary service offerings, including: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total Revenues:
Truckload	$161,883	$163,798	$319,405	$316,175
Other	10,604	7,503	17,814	12,157

Total	$172,487	$171,301	$337,219	$328,332

Operating Income (Loss):
Truckload	$7,967	$11,333	$11,138	$17,527
Other	475	(152)	208	(151)
Unallocated Corporate Overhead	(2,092)	(122)	(5,711)	(3,960)

Total	$6,350	$11,059	$5,635	$13,416

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

Our liability recorded for uncertain tax positions as of June 30, 2013 decreased during the first six months of 2013 to $2.0 million at June 30, 2013 from $2.6 million at December 31, 2012.  The decrease is primarily due to the statute of limitations expiring on certain positions and the related reversal of the previously recorded reserves.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at June 30, 2013, except for $0.6 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

We recognized a $0.1 million income tax deficit arising from the restricted share vesting in 2013. This resulted in a related increase in taxable income and an offsetting decrease to additional paid in capital.

Note 5.                      Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets (liabilities)	June 30, 2013	December 31, 2012
Fair Value of Derivatives	$(1,372)	$524
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(1,372)	$524
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $10.1 million of factoring receivables at June 30, 2013, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At June 30, 2013, the retained amounts related to factored receivables totaled $0.8 million and were included in accounts payable in the condensed consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  Borrowings under our Credit Facility approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

At June 30, 2013, we had forward futures swap contracts on approximately 7.0 million gallons for the remainder of 2013 or approximately 22% of our projected remaining 2013 fuel requirements and 12.1 million gallons for 2014 or approximately 19% of our projected 2014 fuel requirements.

The fair value of the contracts that were in effect at June 30, 2013, which had a fair value of approximately $1.4 million and are included in other long-term liabilities in the condensed consolidated balance sheet, and are included in accumulated other comprehensive income (loss), net of tax.  Additionally, $0.2 million and $0.01 million were reclassified from accumulated other comprehensive income (loss) into our results from operations for the three and six months ended June 30, 2013, respectively, related to losses on contracts that expired. In addition to the amounts reclassified into our results of operations as additional fuel expense, for the three and six months ended June 30, 2013, we recorded approximately $0.1 million of unfavorable ineffectiveness on the contracts that existed at June 30, 2013.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of June 30, 2013 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.4 million of losses, net of tax, on derivative instruments from accumulated other comprehensive income (loss) into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.                      Debt

Current and long-term debt consisted of the following at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013		December 31, 2012
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$12,554	$-	$5
Revenue equipment installment notes with finance companies; weighted average interest rate of 4.7% and 5.2% at June 30, 2013, and December 31, 2012, respectively, due in monthly installments with final maturities at various dates ranging from July 2013 to May 2018, secured by related revenue equipment	42,109	110,015	61,200	94,920
Real estate note; interest rate of 2.7% at June 30, 2013, and December 31, 2012 due in monthly installments with fixed maturity at October 2013, secured by related real estate	2,178	-	2,328	-
Other note payable, interest rate of 2.3% and 3.0% at June 30, 2013, and December 31, 2012, respectively, with fixed maturity at November 2016	108	241	108	289
Total debt	44,395	122,810	63,636	95,214
Capital lease obligations, secured by related revenue equipment	2,164	12,902	2,091	14,003
Total debt and capital lease obligations	$46,559	$135,712	$65,727	$109,217

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

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of June 30, 2013 and December 31, 2012, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $12.6 million of borrowings outstanding under the Credit Facility as of June 30, 2013, undrawn letters of credit outstanding of approximately $39.2 million, and available borrowing capacity of $40.8 million.  The interest rate on outstanding borrowings as of June 30, 2013, was 5.0% on base rate loans and 2.3% on LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2013 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2013 to May 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $134.9 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Note 8.                      Share-Based Compensation

On February 21, 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval, a third amendment (the "Third Amendment") to the 2006 Omnibus Incentive Plan (the "Incentive Plan").  The Third Amendment provides that (i) the maximum aggregate number of shares of Class A common stock available for grant of awards under the Incentive Plan from and after May 29, 2013, shall not exceed 750,000, plus any remaining available shares of the 800,000 shares previously made available under the Second Amendment, and any expirations, forfeitures, cancellations, or certain other terminations of shares approved for grant under the Third Amendment or the Second Amendment previously reserved, plus any remaining expirations, forfeitures, cancellations, or certain other terminations of such shares, and (ii) re-sets the term of the Incentive Plan will expire with respect to the ability to grant new awards on March 31, 2023.  The Compensation Committee also re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m).  The Company's stockholders approved the adoption of the Third Amendment and re-approved the material terms of the performance-based goals under the Incentive Plan at the Company's 2013 Annual Meeting held on May 29, 2013.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At June 30, 2013, 743,124 of the aforementioned 1,550,000 shares were available for award following the Third Amendment.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations  is a benefit of $0.3 million and expense of $0.3 million, for the three months ended June 30, 2013 and 2012, respectively, and a benefit $0.1 million and expense of $0.4 million, for the six months ended June 30, 2013 and 2012,  respectively.  The net benefit in the 2013 periods is the result of reversing $0.4 million of previously recorded stock compensation expense recognized in prior periods related to performance-based restricted stock for which the Company now considers it improbable of meeting the required performance-based criteria for the potential future vesting of such securities. An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, as it relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to forfeit receipt of 33,243 shares of Class A common stock at a weighted average per share price of $6.03 based on the closing price of our Class A common stock on the date the shares vested in the first quarter of 2013, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. There were no shares that vested during the three months ended June 30, 2013.

Note 9.                       Equity Method Investment

On May 31, 2011, we acquired a 49.0% interest in TEL for $1.5 million in cash. Additionally, TEL's majority owners were eligible to receive an earn-out of up to $4.5 million for TEL's results through December 31, 2012, of which $1.0 million was earned based on TEL's 2011 results and $2.9 million was earned based on TEL's 2012 results.  The earn-out payments increased our investment balance and there are no additional possible earn-outs.

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners' interest based on a multiple of TEL's average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL's majority owners have the option to acquire our interest based on the same terms detailed above. During the six-month period ended June 30, 2013, we sold tractors and trailers to TEL for $7.6 million and deferred $0.3 million in gains on the tractors and trailers sold to TEL until the equipment is subsequently sold to a third party.  The deferred gains, totaling $1.0 million at June 30, 2013, are being carried as a reduction in our investment in TEL.  At June 30, 2013 and December 31, 2012, we had a receivable from TEL for $1.3 million and $0.8 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2013 net income, or $1.0 million for the six months ended June 30, 2013. Our investment in TEL, totaling $6.9 million and $6.1 million, at June 30, 2013 and December 31, 2012, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below.

(in thousands)	As of June 30, 2013	As of December 31, 2012
Current Assets	$5,978	$6,898
Non-current Assets	32,402	21,150
Current Liabilities	1,859	9,988
Non-current Liabilities	29,923	13,670
Total Equity	$6,598	$4,390

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Revenue	$12,837	$17,741	$23,166	$31,023
Operating Expenses	11,355	16,552	20,375	29,074
Operating Income	1,482	1,189	2,791	1,949
Net Income	$1,197	$966	$2,208	$1,528

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

We had $39.2 million and $39.6 million of outstanding and undrawn letters of credit as of June 30, 2013 and December 31, 2012, respectively. The letters of credit are maintained primarily to support our insurance programs.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Our previous auto liability policy included a policy release premium refund of up to $4.0 million per year, if certain losses were not met and we were to commute the policy for that policy year.  In the second quarter of 2012, we commuted the policy for the April 1, 2011 through March 31, 2012 policy year and as such are responsible for all claims that occurred during that policy year, excluding any claims between $10.0 million  and $20.0 million, should such a claim develop. We did not commute the policy for the policy year that runs from April 1, 2012 to March 31, 2013.

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

The following table summarizes the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended June 30, 2013	Amount Reclassified from AOCI for the six months ended June 30, 2013	Affected Line Item in the Statement of Operations
Gains/(losses)on cash flow hedges
Commodity derivative contracts	$282	$1	Fuel expense
	174	0	Income tax expense
	$108	$1	Net of tax

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

Executive Overview

The operating performance in the second quarter of 2013 was comparable to last year's second quarter, excluding the net $3.5 million gain (or $0.15 per diluted share) relating to a refund of insurance premiums in the 2012 quarter. Our recent re-allocation of assets to our team and refrigerated operations, reducing exposure to solo dry van operations, along with further improving on our drivers' employment experience resulted in improved asset productivity. We experienced a 3.6% increase in average freight revenue per tractor compared with the second quarter of 2012, more than offset by cost pressure such that our asset-based operating ratio was 95.3% for the second quarter of 2013 compared with 93.9% for the second quarter of 2012, excluding the $3.5 million net favorable impact from the insurance policy release. Although our asset-based results deteriorated, we experienced improved results at Solutions, increased contribution from our equity investment in TEL, and reduced interest expense resulting from a lower amount of average outstanding debt in the 2013 period and reduced interest rates resulting from the amendment to our credit facility in January 2013.

The main positives in the second quarter were a 2.6% increase in utilization versus last year, a year-over-year reduction in average open trucks from 6.1% during the 2012 quarter to 4.3% during the 2013 quarter, significant improvement in the operating profitability at our Star Transportation and Solutions subsidiaries, and the lowest quarterly DOT accident rate per million miles over the last decade due to our safety efforts. The main negatives in the quarter were slowed growth in pricing, reduced operating profitability at our SRT subsidiary, and cost increases across most of the business.

Additional items of note for the second quarter of 2013 include the following:

●	Freight revenue of $136.9 million (excludes revenue from fuel surcharge), an increase of 2.0% compared with the second quarter of 2012;
●	Operating income of $6.4 million, compared with $11.1 million for the second quarter of 2012, which included a net $3.5 million insurance policy refund;
●
Net income of $1.9 million, or $0.13 per basic and diluted share.  This compares with net income of $4.3 million, or $0.29 per basic and diluted share, in the second quarter of 2012, which included net $2.2 million, or $0.15 gain per diluted share;

●
Solutions' revenue increased by 41.3% to $10.6 million, compared to $7.5 million for the second quarter of 2012.  Solutions' overall gross margin (purchased transportation divided by revenue) improved to 76.1% in the second quarter of 2013 from 80.5% in the second quarter of 2012, while its other operating costs decreased to 19.4% of total revenue from 21.6% in the second quarter of 2012;

●	With available borrowing capacity of $40.8 million under our Credit Facility, we expect to be in compliance with our fixed charge covenant for the foreseeable future;
●	Our equity investment in TEL provided $0.6 million of pre-tax earnings compared to $0.4 million in the second quarter of 2012; and
●
Since June 30, 2012, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations, decreased by approximately $7.7 million to $255.4 million.  We increased net lease-adjusted indebtedness during the second quarter of 2013 by approximately $2.7 million compared to March 31, 2013.

We expect we will continue to utilize improved systems and processes to challenge our sales and operations employees to improve profitability through yield management, better driver retention and appropriate allocation of valuable capital resources. We believe that our disciplined approach to continuous improvement will drive positive results.

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

We have one reportable segment, our asset-based truckload services ("Truckload").

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

In addition, our Solutions subsidiary has several ancillary service offerings, including: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative reporting thresholds. As a result, these operations are grouped in “Other”.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

Revenue Equipment

At June 30, 2013, we operated 2,796 tractors and 6,701 trailers. Of such tractors, 1,883 were owned, 656 were financed under operating leases, and 257 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,753 were owned, 3,504 were financed under operating leases, and 444 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2013, our fleet had an average tractor age of 2.1 years and an average trailer age of 5.7 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2013 TO THREE MONTHS ENDED JUNE 30, 2012

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Three months ended June 30,			Three months ended June 30,
	2013	2012		2013	2012
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	31.8	31.2	Salaries, wages, and related expenses	40.0	39.8
Fuel expense	27.0	28.1	Fuel expense (1)	8.0	8.3
Operations and maintenance	7.2	6.6	Operations and maintenance	9.0	8.4
Revenue equipment rentals and purchased transportation	15.5	12.8	Revenue equipment rentals and purchased transportation	19.6	16.4
Operating taxes and licenses	1.5	1.8	Operating taxes and licenses	1.9	2.3
Insurance and claims	4.4	3.6	Insurance and claims	5.6	4.6
Communications and utilities	0.7	0.7	Communications and utilities	0.9	0.9
General supplies and expenses	2.5	2.2	General supplies and expenses	3.2	2.9
Depreciation and amortization	5.7	6.5	Depreciation and amortization	7.2	8.3
Total operating expenses	96.3	93.5	Total operating expenses	95.3	91.8
Operating income	3.7	6.5	Operating income	4.6	8.2
Other expense, net	1.5	2.0	Other expense, net	1.9	2.5
Equity in income of affiliate	0.3	0.3	Equity in income of affiliate	0.4	0.3
Income before income taxes	2.5	4.8	Income before income taxes	3.1	6.0
Income tax expense	1.4	2.3	Income tax expense	1.7	2.9
Net income	1.1%	2.5%	Net income	1.4%	3.1%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($35.6 million and $37.1 million in the three months ended June 30, 2013 and 2012, respectively).

Revenue
For the quarter ended June 30, 2013, total revenue increased $1.2 million, or 0.7%, to $172.5 million from $171.3 million in the 2012 period.  Freight revenue increased $2.7 million, or 2.0%, to $136.9 million in the three months ended June 30, 2013, from $134.2 million in the same period in 2012.

For the quarter, total revenue in our asset-based operations decreased to $161.9 million, a decrease of $1.9 million compared with the second quarter of 2012.  This decrease consisted of lower freight revenue of $0.4 million and lower fuel surcharge revenue of $1.5 million. The $0.4 million decrease in freight revenue related to a 4.7% decrease in our average tractor fleet, partially offset by a 3.6% increase in average freight revenue per tractor per week.  Average freight revenue per tractor per week increased to $3,456 during the 2013 quarter from $3,335 during the 2012 quarter.  Average freight revenue per total mile increased by 1.5 cents per mile (or 1.0%) compared to the 2012 quarter and average miles per unit increased by 2.6%.  The main factors impacting the improved utilization were a 140 basis point increase in the percentage of our fleet comprised of team-driven tractors and improved seated truck percentage.  On average, approximately 4.3% of our fleet lacked drivers during the 2013 quarter, compared with approximately 6.1% during the 2012 quarter.

For the quarter, Solutions' total revenue increased 41.3% to $10.6 million from $7.5 million in the same quarter of 2012 due to the addition of new service offerings, including less-than-truckload consolidation services and accounts receivable factoring, as well as efficiencies gained in capturing the overflow of freight revenue from our Truckload operations.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the "2011 Rule").  The 2011 Rule preserved the 11-hour daily driving limit, but the FMCSA indicated that this daily limit may be revisited in the future.  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 to 70.  The 2011 Rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the driver refrain from working for a period of 34 hours, known as a "34-hour restart."  The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between 1:00 a.m. and 5:00 a.m.  These rule changes became effective July 1, 2013.

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

Salaries, wages, and related expenses
Salaries, wages, and related expenses as a percentage of freight revenue increased as compared to the 2012 quarter. This increase is primarily related to an approximately 2.7 cent per mile increase of employee pay adjustments since the second quarter of 2012 and higher workers' compensation expense, partially offset by the increase in the percentage of our fleet comprised of independent contractors, whose costs are included in the purchased transportation line item.  The other expense items included in salaries, wages, and related expenses are relatively fixed in nature causing them to be slightly lower period-over-period. Going forward, we believe these expenses could increase in absolute terms and as a percentage of revenue absent an increase in revenue to offset increased costs and absent any additional increases in independent contractors as a percentage of our total fleet).  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet, which could offset any driver pay increases. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs. Additionally, we believe the aforementioned modifications to the hours-of-service regulations will likely increase driver pay on a per mile basis, as this, especially when combined with the tight driver market dynamics, will require that we compensate drivers for some portion of their lost productivity as a result of this regulatory change.

Fuel expense
Fuel expense as a percentage of freight revenue decreased slightly as compared to the 2012 quarter.  This slight decrease is primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while they pay the cost of their fuel.  We do pass through fuel surcharges to independent contractors and net the fuel surcharges we receive on miles our company trucks and independent contractors travel against fuel expense (and not purchased transportation) in the table above.  We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers do not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately 8.2 cents per gallon lower in the second quarter of 2013 compared with the 2012 quarter.

Additionally, $0.2 million of loss and $1.0 million of gain, were reclassified from accumulated other comprehensive income (loss) to results of operations as an increase and reduction, respectively, in fuel expense during the three months ended June 30, 2013 and 2012, respectively, related to gains and losses on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition to the amounts reclassified into our results of operations as additions and reductions in fuel expense, we recorded approximately $0.1 million and $0.4 million of unfavorable ineffectiveness on the contracts that existed at June 30, 2013 and 2012, respectively.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

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

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue was due primarily to higher driver recruiting expenses and additional repair expense for replacing diesel exhaust fluid particulate filters on an older group of owned tractors.  Recruiting costs were also higher in 2013 than in 2012 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks.

Revenue equipment rentals and purchased transportation
The increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $1.8 million increase in payments to third-party transportation providers, a $1.2 million increase in tractor and trailer equipment rental expense, and a $0.9 million increase in payments to independent contractors.  Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet, and fuel surcharges passed through to independent contractors that are a component of the related expense, and increased miles per unit.  For the quarter ended June 30, 2013, miles run by independent contractors increased to 9.4% of our total miles from 8.7% for the same quarter of 2012. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. The number of independent contractors we have been able to attract has slowed in 2013, compared to 2012, and while we are actively recruiting independent contractors and believe we will continue to increase the absolute numbers, we expect the growth rate will be less in 2013 than 2012.

Operating taxes and licenses
The decrease in operating taxes and licenses as a percentage of freight revenue primarily related to a decrease in the property taxes on certain real estate as a result of an updated property assessment.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased as a percentage of freight revenue for the second quarter of 2013 when compared to the second quarter of 2012, due to an increase in insurance and claims cost per mile to 9.0 cents per mile in the second quarter of 2013 from 7.0 cents per mile in the second quarter of 2012.  The expense in the 2012 period was impacted by the credit of $4.0 million of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance. By commuting the policy, we received a credit of a portion of the premium in exchange for taking responsibility for the full amount of claims formerly covered by the policy, which exposes us to additional risk.  In connection with commuting the policy, we recorded approximately $0.5 million of additional reserves relating to certain of the claims formerly covered by the policy.  The $3.5 million net difference in insurance and claims amounts to approximately 4.0 cents per mile, or 15 cents per diluted share.  The increase in insurance and claims resulting from the impact of the commutation in the 2012 period was partially offset by improved safety experience.  Our DOT accident rate or the second quarter of 2013 was the lowest for any quarter on record dating back to 2001.  With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

General supplies and expenses
The increase in general supplies and expenses as a percentage of freight revenue primarily related to an increase in third party fees related to various continuous improvement initiatives we are employing.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $2.1 million in the 2013 period from the 2012 period, as a result of fewer owned tractors on our condensed consolidated balance sheet (1,883 and 2,399 tractors at June 30, 2013 and 2012, respectively), and partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment were $0.6 million lower in the second quarter of 2013 than in the 2012 quarter. We expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The increased use of leases as opposed to on-balance sheet financing in the past twelve months resulted in $11.2 million less net debt (debt less cash) at June 30, 2013, when compared to June 30, 2012, and when combined with a reduced weighted average interest rate resulting from the amendment to our Credit Facility in January 2013, interest expense decreased $0.7 million period-over-period.  This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income for the three months ended June 30, 2013.  Given TEL's growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL's profitability to become more significant over the next twelve months.

Income tax expense
The difference in the tax expense recognized in the 2013 quarter compared to the 2012 quarter is primarily related to the $3.8 million decrease in the pre-tax income in the 2013 quarter compared to the 2012 quarter, primarily resulting from the $3.5 million, net reversal of insurance premium expense related to the policy commutation during the 2012 quarter.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2013 TO SIX MONTHS ENDED JUNE 30, 2012

The following table sets forth the percentage relationship of certain items to total revenue and freight revenue:

	Six months ended June 30,			Six months ended June 30,
	2013	2012		2013	2012
Total revenue	100.0%	100.0%	Freight revenue (1)	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages, and related expenses	32.5	32.1	Salaries, wages, and related expenses	41.3	41.2
Fuel expense	28.2	29.4	Fuel expense (1)	9.0	9.5
Operations and maintenance	7.1	6.6	Operations and maintenance	9.0	8.5
Revenue equipment rentals and purchased transportation	14.7	11.9	Revenue equipment rentals and purchased transportation	18.6	15.3
Operating taxes and licenses	1.6	1.7	Operating taxes and licenses	2.0	2.1
Insurance and claims	4.8	4.9	Insurance and claims	6.1	6.2
Communications and utilities	0.8	0.7	Communications and utilities	0.9	1.0
General supplies and expenses	2.5	2.3	General supplies and expenses	3.1	3.0
Depreciation and amortization	6.1	6.3	Depreciation and amortization	7.8	8.0
Total operating expenses	98.3	95.9	Total operating expenses	97.8	94.8
Operating income	1.7	4.1	Operating income	2.2	5.2
Other expense, net	1.6	2.1	Other expense, net	2.0	2.7
Equity in income of affiliate	0.3	0.2	Equity in income of affiliate	0.4	0.3
Income before income taxes	0.4	2.2	Income before income taxes	0.6	2.8
Income tax expense	0.4	1.1	Income tax expense	0.6	1.4
Net income (loss)	(0.0)%	1.1%	Net income (loss)	(0.0)%	1.4%

(1)
Freight revenue is total revenue less fuel surcharge revenue.  Fuel surcharge revenue is shown netted against the fuel expense category ($71.2 million and $72.2 million in the six months ended June 30, 2013 and 2012, respectively).

Revenue
For the six-month period ended June 30, 2013, total revenue increased $8.9 million, or 2.7%, to $337.2 million from $328.3 million in the 2012 period.  Freight revenue increased $9.9 million, or 3.9%, to $266.0 million in the six months ended June 30, 2013, from $256.1 million in the same period in 2012, while fuel surcharge revenue decreased $1.0 million period-over-period.   The increase in revenue resulted from a $4.2 million increase in freight revenues from our Truckload segment and a $5.7 million increase in revenue from Solutions.

The increase in Truckload revenue relates to an increase in average freight revenue per tractor per week by 6.1% to $3,383 during the 2013 period from $3,188 during the 2012 period.  Average freight revenue per total mile increased by 3.6 cents per mile, or 2.5%, compared to the 2012 period, while average miles per unit increased by 2.9%. These increases were partially offset by a 4.4% decrease of our average tractor fleet.  The main factors impacting the improved utilization were an increase in the percentage of our fleet comprised of team-driven tractors and improved seated truck percentage.  On average, approximately 4.2% of our fleet lacked drivers during the 2013 period, compared with approximately 5.8% during the 2012 period.

The increase in Solutions' revenue of $5.7 million from the 2012 period is due to the addition of new service offerings, including less-than-truckload consolidation services and accounts receivable factoring, as well as efficiencies gained in capturing the overflow of freight revenue from our Truckload operations.

For comparison purposes in the discussion below, we use freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  We believe removing this sometimes volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses
Salaries, wages, and related expenses as a percentage of freight revenue remained consistent with the 2012 period. Salaries, wages, and related expenses have increased 3.1 cents per mile due to pay adjustments since the second quarter of 2012 and higher workers' compensation expense.  The other expense items in salaries, wages, and related expenses, are relatively fixed in nature and were flat period-over-period, causing them to be less per mile period-over-period and/or as a percentage of revenue. Going forward, we believe these expenses could increase in absolute terms (and as a percentage of revenue absent an increase in revenue to offset increased costs and absent any additional increases in independent contractors).  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet and in a tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet, which could offset any driver pay increases.  Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs.

Fuel expense
Fuel expense as a percentage of freight revenue decreased slightly as compared in the 2012 period.  This slight decrease is primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while they pay the cost of their fuel.  We do pass through fuel surcharges to independent contractors and net the fuel surcharges we receive on miles our company trucks and independent contractors travel against fuel expense (and not purchased transportation) in the table above.  We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the period; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers do not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price increases also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE were flat when comparing the first six months of 2013 to the same period in 2012.

Additionally, less than $0.1 million of losses and approximately $1.8 million of gains, net of tax, were reclassified from accumulated other comprehensive income to results of operations as a reduction (increase) in fuel expense during the six months ended June 30, 2013 and 2012, respectively, related to gains (losses) on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  Additionally, we recorded approximately $0.1 million of unfavorable ineffectiveness during the first half of 2013 on the contracts that existed at June 30, 2013 compared to $0.2 million during the same period of 2012 for contracts that existed at June 30, 2012.

Operations and maintenance
The increase in operations and maintenance as a percentage of freight revenue was due primarily to higher driver recruiting expenses and additional repair expense for replacing diesel exhaust fluid particulate filters on an older group of owned tractors.  Recruiting costs were also higher in 2013 than in 2012 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks.

Revenue equipment rentals and purchased transportation
The increase in revenue equipment rentals and purchased transportation as a percentage of freight revenue was a result of a $3.9 million increase in payments to third-party transportation providers, a $2.7 million increase in payments to independent contractors, and a $2.1 million increase in tractor and trailer equipment rental expense. Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through to independent contractors that are a component of the related expense, and increased miles per unit.  For the six months ended June 30, 2013, miles run by independent contractors increased to 9.1% of our total miles from 8.2% for the same period of 2012. This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the independent contractors and third-party carriers.  If capacity remains tight, we believe we may need to increase the amounts we pay to independent contractors and third-party transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow throughout the remainder of 2013, which could increase this line item as a percentage of freight revenue.

Insurance and claims
Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, remained consistent with the 2012 period as a percentage of freight revenue.  Insurance and claims per mile cost increased to 9.6 cents per mile in the 2013 period from 9.4 cents per mile in the 2012 period.  The 2012 period was favorably impacted by the credit of $4.0 million of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance.

Depreciation and amortization
Depreciation and amortization decreased as a percentage of freight revenue. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $2.8 million in the 2013 period from the 2012 period, as a result of fewer owned tractors on our condensed consolidated balance sheet (1,883 and 2,399 tractors at June 30, 2013 and 2012, respectively), partially offset by increased cost and related depreciation of new tractors.  Gains on the disposal of property and equipment, totaling $0.9 million in the 2013 period, including of a, were $2.9 million lower than the 2012 period primarily due to a $2.4 million gain on the sale of a terminal.  We expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment.

Other expense, net
Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items.  The increased use of leases as opposed to on-balance sheet financing in the past twelve months resulted in $11.2 million less net debt (debt less cash) at June 30, 2013, when compared to June 30, 2012, and when combined with a reduced weighted average interest rate resulting from the amendment to our Credit Facility in January 2013, interest expense decreased $1.6 million period-over-period.  This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases.

Equity in income of affiliate
We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income for the six months ended June 30, 2013.  Given TEL's growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL's profitability to become more significant over the next twelve months.

Income tax expense
The difference in the tax expense recognized in the 2013 period compared to the tax benefit recognized in the 2012 period is primarily related to the $5.8 million decrease in the pre-tax income in the 2013 period compared to the 2012 period, resulting from the aforementioned policy commutation and gain on sale of a terminal.  The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers and the impact of non-deductible portion of the aforementioned goodwill impairment. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2013 TO THREE AND SIX MONTHS ENDED JUNE 30, 2012

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total Revenues:
Truckload	$161,884	$163,798	$319,405	$316,175
Other	10,604	7,503	17,814	12,157

Total	$172,488	$171,301	$337,219	$328,332

Operating Income (Loss):
Truckload	$7,967	$11,333	$11,138	$17,527
Other	475	(152)	208	(151)
Unallocated Corporate Overhead	(2,092)	(122)	(5,711)	(3,960)

Total	$6,350	$11,059	$5,635	$13,416

For the three-month period, the decrease in Truckload revenue relates to a $1.5 million decrease in fuel surcharge revenue and a $0.4 million decrease in freight revenue. Our average tractor fleet has decreased 4.7% compared to the prior year quarter, partially offset by a 3.6% increase in average freight revenue per tractor per week to $3,456 from $3,335.  Average freight revenue per total mile increased by 1.5 cents per mile (or 1.0%) compared to the 2012 quarter, while average miles per unit increased by 2.6%. For the six-month period, the increase in Truckload revenue relates to a $4.3 million increase in freight revenue, partially offset by a $1.0 million decrease in fuel surcharge revenue. For the six month period, we produced average freight revenue per tractor per week of $3,383 during the 2013 period compared to $3,188 during the 2012 period, a 6.1% increase.  Average freight revenue per total mile increased by 3.6 cents per mile compared to the 2012 period, while average miles per unit increased by 2.9%. Rates have continued to increase, as a result of increases required to offset increasing costs, as well as the result of supply and demand metrics within the markets in which we operate and related concerns about future capacity constraints.  The main factors favorably impacting utilization were a 140 basis point increase in the percentage of our fleet comprised of team-driven tractors and improved seated truck percentage.  On average, approximately 4.3% of our fleet lacked drivers during the 2013 quarter, compared with approximately 6.1% during the 2012 quarter.  These increases were partially offset by a 4.4% decrease of our average tractor fleet size.

Our asset-based operating income was $3.4 million and $6.4 million lower in the three and six-month 2013 periods than the 2012 periods, respectively, primarily as a result of increased salaries resulting from increased driver pay, increased insurance costs resulting from several significant accidents in the first quarter of 2013, maintenance costs trending higher in 2013, and the $2.4 million gain on the sale of a terminal in the first quarter of 2012.

Solutions' total revenue increased $3.1 million and $5.6 million in the three-month and six-month 2013 periods compared to the same 2012 periods.  Purchased transportation was 76.1% of total revenue in the current quarter, compared with 80.5% of total revenue in the prior year quarter and other operating expenses as a percentage of revenue decreased to 19.4% of total revenue in the second quarter of 2013 from 21.6% of total revenue in the second quarter of 2012.  These improvements and the related return to profitability are the result of the investments in additional personnel to expand the capacity and range of services offered to our customers and carrier base made during 2012. Additionally, we have made changes to Solutions' cost structure and service offerings during 2013, which we expect will improve year-over-year results throughout the remainder of 2013.  Our 49% equity investment in TEL contributed approximately $0.6 million of pre-tax income in the second quarter.

The increase in unallocated corporate overhead is primarily the result of insurance costs recorded as unallocated corporate overhead and the policy release credit recorded in the second quarter of 2012, related to our commutation of the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment in 2012. Our primary sources of liquidity at June 30, 2013, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had working capital (total current assets less total current liabilities) of $7.9 million at June 30, 2013, and a working capital deficit of $20.0 million at December 31, 2012.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, and continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at June 30, 2013, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced.  We had approximately $12.6 million in borrowings outstanding under the Credit Facility as of June 30, 2013, undrawn letters of credit outstanding of approximately $39.2 million, and available borrowing capacity of $40.8 million.  Our intra-period borrowings on the Credit Facility have ranged from zero to $18.0 million during the first six months of 2013.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were lower in 2013 than 2012, partially due to net loss in the 2013 period of $0.1 million compared to a net income in the 2012 period of $3.6 million.  A portion of the net income fluctuation relates to a $4.0 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2012 associated with commuting an auto liability policy.  The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2012. Depreciation and amortization was lower in the 2013 period, primarily due to having fewer owned tractors at June 30, 2013 compared to 2012, while gain on the sale of property and equipment was also lower as the result of the sale of a terminal property that provided for a $2.4 million pre-tax gain during the 2012 period. The fluctuations in accounts receivable are a function of truck count and both freight revenue and fuel surcharge revenue at June 30, 2013 and 2012, compared to the preceding year-ends.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payment of various accrued expenses, including payment in the 2013 period of incentive compensation related to the achievement of 2012 performance targets with no such related payments in the 2012 period.  The fluctuation in cash flows associated with insurance and claims accruals relates to higher expense in the 2013 period, a large portion of which relates to accruals for claims that have not been paid.

The fluctuation in net cash flows related to investing activities was primarily the result of the trade cycle of the Company's revenue equipment, which has included the purchase of more tractors using balance sheet financing in the 2013 period, compared with the 2012 period including an increase in the disposal of owned tractors and replacement with independent contractors.  Additionally, the Company sold a terminal facility in the 2012 period, which provided for $5.4 million in proceeds.

The changes in net cash flows related to financing activities were a function of a $22.4 million period-over-period change in the cash flows associated with the 2013 net borrowings and 2012 net repayments on our Credit Facility, which is directly related to the increase in cash flows from operations discussed above.  Additionally, repayments of notes payable and capital leases, offset by proceeds from new notes payable used $5.2 million in the 2013 period, compared to $43.8 million in the 2012 period, primarily related to the trade cycle of the Company's revenue equipment and cash flows from investing discussed above.

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

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of June 30, 2013 and December 31, 2012, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $12.6 million of borrowings outstanding under the Credit Facility as of June 30, 2013, undrawn letters of credit outstanding of approximately $39.2 million, and available borrowing capacity of $40.8 million.  The interest rate on outstanding borrowings as of June 30, 2013 was 5.0% on base rate loans and 2.3% on LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2013 terminate in September 2014 through September 2016 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2013 to December 2017. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $134.9 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At June 30, 2013, we had financed 656 tractors and 3,504 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the second quarter increased to $5.8 million in 2013 from $4.6 million in the 2012 period. The total present value amount of remaining payments under operating leases as of June 30, 2013, was approximately $82.2 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $6.9 million at June 30, 2013. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2013, there were no material changes in our commitments or contractual liabilities except for finalizing our 2013 equipment plan during the first quarter of 2013, which included an increase in the number of disposals of used tractors and delivery of new tractors to approximately 975 and 900, respectively, from 650 and 600, respectively, at December 31, 2012. During the quarter ended June 30, 2013, we further increased the number of disposals of used tractors and delivery of new tractors to approximately 1,150 and 1,050, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our condensed consolidated financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2012 Annual Report on Form 10-K.

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

At June 30, 2013, we had forward futures swap contracts on approximately 7.0 million gallons for the remainder of 2013 or approximately 22% of our projected remaining 2013 fuel requirements, and approximately 12.1 million gallons for 2014 or approximately 19% of our projected 2014 fuel requirements.

The fair value of the contracts that were in effect at June 30, 2013, which had a fair value of approximately $1.4 million are included in other long-term liabilities in the condensed consolidated balance sheet, and are included in accumulated other comprehensive income (loss), net of tax.  Additionally, $0.2 million and less than $0.1 million were reclassified from accumulated other comprehensive income (loss) into our results from operations for the three and six months ended June 30, 2013, respectively, related to losses on contracts that expired. In addition to the amounts reclassified into our results of operations as additional fuel expense, for the three months and six months ended June 30, 2013, we recorded approximately $0.1 million of unfavorable ineffectiveness, on the contracts that existed at June 30, 2013.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of  June 30, 2013, and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.4 million of losses on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on our expected fuel consumption for the remainder of 2013, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $1.2 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery. This sensitivity analysis considers that we purchase approximately 32.4 million gallons of diesel during the remainder of 2013, on which we recovered approximately 74.8% of the cost during the six months ended June 30, 2013. Assuming our fuel surcharge recovery remains consistent, 8.2 million gallons remain that are not covered by the natural hedge created by our fuel surcharges.  Of such gallons, 7.0 million are hedged, leaving 1.2 million gallons fully exposed to market fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $182.3 million of debt and capital leases, we had $14.7 million of variable rate debt outstanding at June 30, 2013, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 and 15d-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

We have confidence in our disclosure controls and procedures and internal controls.  Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: August 14, 2013	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer,
in his capacity as such and as a duly authorized officer on behalf of the issuer