Form 10-Q
period 2013-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2013-11-14
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 13, 2013).
Class A Common Stock, $.01 par value: 12,514,588 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2013 (unaudited)	December 31, 2012
Current assets:
Cash and cash equivalents	$10,526	$6,846
Accounts receivable, net of allowance of $1,650 in 2013 and $1,729 in 2012	76,311	76,220
Drivers' advances and other receivables, net of allowance of $1,246 in 2013 and $1,041 in 2012	5,126	3,851
Inventory and supplies	4,608	4,550
Prepaid expenses	10,320	8,244
Assets held for sale	5,350	3,898
Deferred income taxes	5,708	4,642
Income taxes receivable	168	59
Total current assets	118,117	108,310

Property and equipment, at cost	434,536	419,947
Less: accumulated depreciation and amortization	(139,485)	(140,930)
Net property and equipment	295,051	279,017

Other assets, net	11,697	12,905
Total assets	$424,865	$400,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$5,216	$8,261
Accounts payable	11,919	10,035
Accrued expenses	26,752	27,884
Current maturities of long-term debt	41,796	63,636
Current portion of capital lease obligations	5,950	2,091
Current portion of insurance and claims accrual	17,236	16,383
Total current liabilities	108,869	128,290

Long-term debt	139,227	95,214
Long-term portion of capital lease obligations	10,165	14,003
Insurance and claims accrual	13,503	16,768
Deferred income taxes	55,519	49,837
Other long-term liabilities	1,579	1,447
Total liabilities	328,862	305,559
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,514,588 shares outstanding as of September 30, 2013 and 12,409,447 shares outstanding as of December 31, 2012	144	143
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	88,983	90,328
Treasury stock at cost; 954,502 shares and 1,059,643 shares as of September 30, 2013 and December 31, 2012, respectively	(12,774)	(13,955)
Accumulated other comprehensive (loss) income	(92)	320
Retained earnings	19,718	17,813
Total stockholders' equity	96,003	94,673
Total liabilities and stockholders' equity	$424,865	$400,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2013	2012	2013	2012
Revenue:
Freight revenue	$135,204	$132,961	$401,251	$389,081
Fuel surcharge revenue	35,639	35,466	106,810	107,678
Total revenue	$170,843	$168,427	$508,061	$496,759

Operating expenses:
Salaries, wages, and related expenses	53,728	53,488	163,602	159,045
Fuel expense	46,540	48,601	141,734	145,174
Operations and maintenance	13,077	12,151	37,460	34,076
Revenue equipment rentals and purchased transportation	26,207	22,641	75,668	61,819
Operating taxes and licenses	2,780	2,863	8,215	8,297
Insurance and claims	6,887	8,155	22,647	23,886
Communications and utilities	1,363	1,201	3,899	3,576
General supplies and expenses	3,882	3,976	12,182	11,575
Depreciation and amortization, including gains and losses on disposition of property and equipment	10,497	10,706	31,137	31,251
Total operating expenses	164,961	163,782	496,544	478,699
Operating income	5,882	4,645	11,517	18,060
Other (income) expenses:
Interest expense	2,386	3,056	7,636	9,929
Interest income	(1)	-	(3)	-
Other expense, net	-	(4)	-	(20)
Other expenses, net	2,385	3,052	7,633	9,909
Equity in income of affiliate	1,150	555	2,180	1,225
Income before income taxes	4,647	2,148	6,064	9,376
Income tax expense	2,674	1,146	4,159	4,764
Net income	$1,973	$1,002	$1,905	$4,612

Income per share:
Basic net income per share	$0.13	$0.07	$0.13	$0.31
Diluted net income per share	$0.13	$0.07	$0.13	$0.31
Basic weighted average shares outstanding	14,864	14,757	14,827	14,737
Diluted weighted average shares outstanding	15,043	14,807	15,023	14,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2013	2012	2013	2012

Net income	$1,973	$1,002	$1,905	$4,612

Other comprehensive income (loss):
Unrealized gain (loss) on effective portion of fuel hedges, net of tax of $561 and $138 in 2013 and $2,513 and $2,257 in 2012, respectively	900	4,032	(222)	3,621

Reclassification of fuel hedge gains into statement of operations, net of tax of $119 and $119 in 2013 and $434 and $1,401 in 2012, respectively	(191)	(697)	(190)	(2,248)
Total other comprehensive income (loss)	709	3,335	(412)	1,373

Comprehensive income	$2,682	$4,337	$1,493	$5,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity

Balances at December 31, 2012	$143	$24	$90,328	$(13,955)	$320	$17,813	$94,673
Net income	-	-	-	-	-	1,905	1,905
Other comprehensive loss	-	-	-	-	(412)	-	(412)

Stock-based employee compensation expense	-	-	460	-	-	-	460

Reversal of previously recognized stock-based employee compensation cost	-	-	(409)	-	-	-	(409)

Issuance of restricted shares	1	-	(1,285)	1,181	-	-	(103)

Income tax deficit arising from restricted share vesting	-	-	(111)	-	-	-	(111)

Balances at September 30, 2013	$144	$24	$88,983	$(12,774)	$(92)	$19,718	$96,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)

	Nine months ended September 30, (unaudited)
	2013	2012
Cash flows from operating activities:
Net income	$1,905	$4,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	308	489
(Reversal)/deferred gain on sales to equity method investee	(71)	157
Depreciation and amortization	32,328	36,034
Amortization of deferred financing fees	183	369
Deferred income tax expense	4,762	5,070
Income tax deficit arising from restricted share vesting	(111)	-
Unrealized loss on ineffective portion of fuel hedges	75	757
Casualty premium credit	-	(4,000)
Stock-based compensation expense	151	982
Equity in income of affiliate	(2,180)	(1,225)
Gain on disposition of property and equipment	(1,191)	(4,783)
Changes in operating assets and liabilities:
Receivables and advances	991	(11,317)
Prepaid expenses and other assets	(1,946)	3,521
Inventory and supplies	(58)	128
Insurance and claims accrual	(2,412)	3,550
Accounts payable and accrued expenses	(2,763)	6,452
Net cash flows provided by operating activities	29,971	40,796

Cash flows from investing activities:
Acquisition of property and equipment	(82,344)	(20,780)
Investment in affiliated company	(500)	(1,000)
Return of investment in affiliated company	-	139
Proceeds from disposition of property and equipment	39,420	52,851
Net cash flows (used in)/provided by investing activities	(43,424)	31,210

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(3,045)	2,230
Proceeds from issuance of notes payable	77,960	7,320
Income tax deficit arising from restricted share vesting	111	-
Repayments of notes payable	(64,697)	(62,971)
Repayments of capital lease obligations	(1,555)	(1,492)
Proceeds/(repayments) under revolving credit facility, net	8,910	(13,291)
Payment of minimum tax withholdings on stock compensation	(203)	(6)
Debt refinancing costs	(348)	(27)
Net cash provided by/(used in) financing activities	17,133	(68,237)

Net change in cash and cash equivalents	3,680	3,769

Cash and cash equivalents at beginning of period	6,846	3,895

Cash and cash equivalents at end of period	$10,526	$7,664
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Equipment purchased under capital leases	1,576	-

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

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income–In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 did not change the requirements for reporting net income or other comprehensive income in the financial statements. We adopted this guidance on January 1, 2013. This accounting guidance only impacted presentation and did not have an impact on our condensed consolidated balance sheets, results of operations, comprehensive income, stockholders' equity or cash flows. Refer to Note 11.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share for the three and nine months ended September 30, 2013 excludes all unexercised options and approximately 179,278 and 195,672 unvested shares, respectively, and approximately 69,678 unvested shares for the three and nine months ended September 30, 2012, since the effect of any assumed exercise of the related awards would be anti-dilutive.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,973	$1,002	$1,905	$4,612
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,864	14,757	14,827	14,737
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	179	50	196	36
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	15,043	14,807	15,023	14,773

Basic income per share:	$0.13	$0.07	$0.13	$0.31
Diluted income per share:	$0.13	$0.07	$0.13	$0.31

Note 3.	Segment Information

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

In addition, our Covenant Transport Solutions, Inc. ("Solutions") subsidiary has several ancillary service offerings, including: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative reporting thresholds. As a result, these operations are grouped in "Other" in the tables below.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total Revenues:
Truckload	$160,107	$161,625	$479,511	$477,800
Other	10,736	6,802	28,550	18,959

Total	$170,843	$168,427	$508,061	$496,759

Operating Income (Loss):
Truckload	$6,831	$7,612	$17,969	$25,176
Other	366	(222)	575	(373)
Unallocated Corporate Overhead	(1,315)	(2,745)	(7,027)	(6,743)

Total	$5,882	$4,645	$11,517	$18,060

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

Our liability recorded for uncertain tax positions as of September 30, 2013 decreased during the first nine months of 2013 to $2.0 million at September 30, 2013 from $2.6 million at December 31, 2012. The decrease is primarily due to the statute of limitations expiring on certain positions and the related reversal of the previously recorded reserves.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at September 30, 2013, except for $0.7 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

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

Note 5.                      Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	September 30, 2013	December 31, 2012
Fair Value of Derivatives	$(221)	$524
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(221)	$524
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $11.9 million of factoring receivables at September 30, 2013, net of a $0.1 million allowance for bad debts.  We generally advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At September 30, 2013, the retained amounts related to factored receivables totaled $0.9 million and were included in accounts payable in the condensed consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  Borrowings under our revolving credit facility approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

At September 30, 2013, we had forward futures swap contracts on approximately 3.7 million gallons for the remainder of 2013 or approximately 23% of our projected remaining 2013 fuel requirements, 13.1 million gallons for 2014 or approximately 20% of our projected 2014 fuel requirements, and 3.0 million gallons for 2015 or approximately 4.7% of our projected 2015 fuel requirements.

The fair value of the contracts that were in effect at September 30, 2013, which had a fair value of approximately $0.2 million and are included in other long-term liabilities in the condensed consolidated balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.2 million, net of tax, was reclassified from accumulated other comprehensive income into our results from operations for the three and nine months ended September 30, 2013, respectively, related to gains on contracts that expired. In addition to the amounts reclassified into our results of operations as a reduction of fuel expense we recorded $0.1 million of unfavorable ineffectiveness on the contracts that existed at September 30, 2013.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of September 30, 2013 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.2 million of gains, net of tax, on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.                      Debt

Current and long-term debt consisted of the following at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013		December 31, 2012
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$8,915	$-	$5
Revenue equipment installment notes with finance companies; weighted average interest rate of 4.5% and 5.2% at September 30, 2013, and December 31, 2012, respectively, due in monthly installments with final maturities at various dates ranging from October 2013 to May 2018, secured by related revenue equipment	39,587	130,096	61,200	94,920
Real estate note; interest rate of 2.7% at September 30, 2013, and December 31, 2012, respectively, due in monthly installments with fixed maturity at October 2013, secured by related real estate	2,101	-	2,328	-
Other note payable, interest rate of 3.0% at September 30, 2013, and December 31, 2012, with fixed maturity at November 2016	108	216	108	289
Total debt	41,796	139,227	63,636	95,214
Capital lease obligations, secured by related revenue equipment	5,950	10,165	2,091	14,003
Total debt and capital lease obligations	$47,746	$149,392	$65,727	$109,217

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

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of September 30, 2013 and December 31, 2012, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $8.9 million of borrowings outstanding under the Credit Facility as of September 30, 2013, of which $7.0 million were LIBOR loans and $1.9 million were base rate loans, undrawn letters of credit outstanding of approximately $39.0 million, and available borrowing capacity of $40.0 million.  The interest rate on outstanding borrowings as of September 30, 2013 was 5.0% on base rate loans and 2.3% on LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2013 terminate in October 2013 through September 2020 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2013 to May 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $157.4 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Note 8.                      Share-Based Compensation

On February 21, 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval, a third amendment (the "Third Amendment") to the 2006 Omnibus Incentive Plan (the "Incentive Plan").  The Third Amendment provides that (i) the maximum aggregate number of shares of Class A common stock available for grant of awards under the Incentive Plan from and after May 29, 2013, shall not exceed 750,000, plus any remaining available shares of the 800,000 shares previously made available under the Second Amendment, and any expirations, forfeitures, cancellations, or certain other terminations of shares approved for grant under the Third Amendment or the Second Amendment previously reserved, plus any remaining expirations, forfeitures, cancellations, or certain other terminations of such shares, and (ii) re-sets the term of the Incentive Plan to expire with respect to the ability to grant new awards on March 31, 2023.  The Compensation Committee also re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m).  The Company's stockholders approved the adoption of the Third Amendment and re-approved the material terms of the performance-based goals under the Incentive Plan at the Company's 2013 Annual Meeting held on May 29, 2013.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At September 30, 2013, 759,669 of the aforementioned 1,550,000 shares were available for award following the Third Amendment.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is stock-based compensation expense for the three months ended September 30, 2013 and 2012 of approximately $0.1 million and $0.5 million, respectively, and for the nine months ended September 30, 2013 and 2012 of less than $0.1 million and approximately $0.9 million, respectively.  For the nine months ended September 30, 2013, we recorded a reversal of $0.4 million of previously recorded stock compensation expense recognized in prior periods related to performance-based restricted stock for which the Company now considers it improbable of meeting the required performance-based criteria for the potential future vesting of such securities.  An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012, as it relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested in the third quarter of 2013, certain participants elected to forfeit receipt of 397 shares of Class A common stock at a weighted average per share price of $5.85 based on the closing price of our Class A common stock on the date the shares vested, in lieu of the federal and state minimum statutory tax withholding requirements. Year-to-date in fiscal 2013, we remitted approximately $0.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.                       Equity Method Investment

On May 31, 2011, we acquired a 49.0% interest in TEL for $1.5 million in cash. Additionally, TEL’s majority owners were eligible to receive an earn-out of up to $4.5 million for TEL’s results through December 31, 2012, of which $1.0 million was earned based on TEL’s 2011 results and $2.9 million was earned based on TEL’s 2012 results.  The earn-out payments increased our investment balance and there are no additional possible earn-out payments.

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. During the nine-month period ended September 30, 2013, we sold tractors and trailers to TEL for $14.4 million and reversed a net of $0.1 million gains (consisting of $0.5 million in deferred gains and $0.6 million in reversals of previously deferred gains) on the tractors and trailers sold to TEL until the equipment was subsequently sold to a third party.  The deferred gains, totaling $0.7 million at September 30, 2013, are being carried as a reduction in our investment in TEL.  At September 30, 2013 and December 31, 2012, we had a receivable from TEL for $1.5 million and $0.8 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2013 net income, or $2.2 million. Our investment in TEL, totaling $8.4 million and $6.1 million, at September 30, 2013 and December 31, 2012, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below:

(in thousands)	As of September 30, 2013	As of December 31, 2012
Current Assets	$5,736	$6,898
Non-current Assets	40,914	21,150
Current Liabilities	2,445	9,988
Non-current Liabilities	35,599	13,670
Total Equity	$8,606	$4,390

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenue	$16,672	$11,219	$39,838	$42,242
Operating Expenses	14,256	10,094	34,631	39,168
Operating Income	2,416	1,125	5,207	3,074
Net Income	$2,009	$895	$4,217	$2,422

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

We had $39.0 million and $39.6 million of outstanding and undrawn letters of credit as of September 30, 2013 and December 31, 2012, respectively. The letters of credit are maintained primarily to support our insurance programs.

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

The following tables summarize the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended September 30, 2013	Amount Reclassified from AOCI for the nine months ended September 30, 2013	Affected Line Item in the Statement of Operations
Gains on cash flow hedges
Commodity derivative contracts	$310	$309	Fuel expense
	119	119	Income tax expense
	$191	$190	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Such statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "likely," and variations of these words, or similar terms, expressions, or phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2012.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2012, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The operating performance in the third quarter of 2013 was ahead of last year's third quarter and in line with the second quarter of 2013. Our asset-based operating ratio was 95.6% for the third quarter of 2013 compared with 96.1% for the third quarter of 2012 and 95.3% for the second quarter of 2013.  Although we are not satisfied with the operating results, we are encouraged by the quarter over quarter consistency, given the less than robust freight environment and challenges that face both the Company and the industry related to drivers and hours of service. The main positives in the third quarter were significant improvement in the operating profitability at our Star Transportation and Solutions subsidiaries, improved returns from our 49% investment in Transport Enterprise Leasing, reduced interest expense resulting from reduced interest rates related to the amendment to our credit facility in January 2013, and our safety efforts which produced a 19% reduction in our quarterly DOT accident rate per million miles as compared to the prior year quarter. The main negatives in the quarter were a 1.3% decrease in utilization versus last year,  the deterioration of operating profitability from our SRT subsidiary, and a year-over-year increase in average open trucks from 3.7% during the 2012 quarter to 5.7% during the 2013 quarter.

Additional items of note for the third quarter of 2013 include the following:

●
Total revenue of $170.8 million, an increase of 1.4% compared with the third quarter of 2012 and freight revenue of $135.2 million (excludes revenue from fuel surcharge), an increase of 1.7% compared with the third quarter of 2012;

●	Operating income of $5.9 million, compared with an operating income of $4.6 million for the third quarter of 2012;

●	Net income of $2.0 million, or $0.13 per basic and diluted share. This compares with net income of $1.0 million, or $0.07 per basic and diluted share, in the third quarter of 2012;

●
Solutions’ revenue increased by 57.8% to $10.7 million, compared to $6.8 million for the third quarter of 2012. Solutions’ overall gross margin (purchased transportation divided by revenue) improved to 74.9% in the third quarter of 2013 from 80.6% for the same 2012 period, while its other operating costs decreased to 21.7% of revenue from 22.7% in the third quarter of 2012;

●	With available borrowing capacity of approximately $40.0 million under our Credit Facility, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Our equity investment in TEL provided $1.2 million of pre-tax earnings compared to $0.6 million in the third quarter of 2012; and

●	Our equity at September 30, 2013, was $96.0 million and our tangible book value was $95.6 million, or $6.43 per basic share.

We continue to utilize improved systems and processes to challenge our employees to improve profitability through improved yields, cost control, better driver retention, and appropriate allocation of valuable capital resources. In addition, we will continue to task the employees of our brokerage, intermodal and truck leasing service offerings to grow profitably. We believe that our disciplined approach to continuous improvement and strategic execution will drive positive results.

We are excited about the addition of Herbert ("Herb") J. Schmidt to our Board of Directors. With his past experience in the truckload industry, we expect he will expand the depth of our Board’s knowledge, leadership and strategic planning capabilities.

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

In addition, our Covenant Transport Solutions ("Solutions") subsidiary has several ancillary service offerings, including: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative reporting thresholds. As a result, these operations are grouped in "Other".

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

Revenue Equipment

At September 30, 2013, we operated 2,753 tractors and 6,824 trailers. Of such tractors, 1,839 were owned, 656 were financed under operating leases, and 258 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,828 were owned, 3,487 were financed under operating leases, and 509 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2013, our fleet had an average tractor age of 2.1 years and an average trailer age of 5.7 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable:

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Freight revenue	$135,204	$132,961	$401,251	$389,081
Fuel surcharge revenue	35,639	35,466	106,810	107,678
Total revenue	$170,843	$168,427	$508,061	$496,759

For the quarter ended September 30, 2013, total revenue increased $2.4 million, or 1.4%, to $170.8 million from $168.4 million in the 2012 quarter.  Freight revenue increased $2.2 million, or 1.7%, to $135.2 million for the quarter ended September 30, 2013, from $133.0 million in the 2012 quarter, while fuel surcharge revenue increased $0.2 million quarter-over-quarter.   The increase in freight revenue resulted from a $3.9 million increase in revenue from Solutions offset by a $1.7 million decrease in freight revenues from our Truckload segment.

The decrease in Truckload revenue relates to a decrease in average freight revenue per tractor per week to $3,387 during the 2013 quarter from $3,408 during the 2012 quarter.  Our average tractor fleet decreased 1.7% and our average miles per unit decreased 1.3%.  These declines were partially offset by an increase in average freight revenue per total mile of 1.1 cents per mile, or 0.8%, compared to the 2012 quarter. The main factors impacting the lower utilization were a higher unseated truck percentage and new hours of service regulations.  On average, approximately 5.7% of our fleet lacked drivers during the 2013 quarter, compared with approximately 3.5% during the 2012 quarter.

The increase in Solutions’ revenue is primarily due to the growth of certain newer service offerings, including less-than-truckload consolidation services and accounts receivable factoring, as well as efficiencies gained in capturing the additional freight revenue from overflow freight from our Truckload operations.

For the nine-month period ended September 30, 2013, total revenue increased $11.3 million, or 2.3%, to $508.1 million from $496.8 million in the 2012 period.  Freight revenue increased $12.2 million, or 3.1%, to $401.3 million in the nine months ended September 30, 2013, from $389.1 million in the same period in 2012, while fuel surcharge revenue decreased $0.9 million period-over-period.   The increase in revenue resulted from a $2.6 million increase in freight revenues from our Truckload segment and a $9.6 million increase in revenue from Solutions.

The increase in Truckload revenue relates to an increase in average freight revenue per tractor per week to $3,385 during the 2013 period from $3,259 during the 2012 period.  Average freight revenue per total mile increased by 2.8 cents per mile, or 1.9%, compared to the 2012 period, while average miles per unit increased by 1.5%. The main factors impacting the improved utilization were an increase in the percentage of our fleet comprised of team-driven tractors and improved seated truck percentage.  On average, approximately 4.7% of our fleet lacked drivers during the 2013 period, compared with approximately 5.4% during the 2012 period.  These improvements were partially offset by a 3.5% decrease of our average tractor fleet.

The increase in Solutions’ revenue is primarily due to the growth of certain newer service offerings, including less-than-truckload consolidation services and accounts receivable factoring, as well as efficiencies gained in capturing the additional freight revenue from overflow freight from our Truckload operations.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  As it relates to the comparison of expenses to the freight revenue, we believe removing fuel surcharge revenue, which is sometimes a volatile source of revenue, affords a more consistent basis for comparing the results of operations from period-to-period.

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

These modifications to the current rule have decreased utilization and caused losses of efficiency of approximately 3% to 5%. As capacity tightens and volumes increase, these effects may become more pronounced as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We have experienced reduced revenue per tractor per week without a corresponding adjustment to rates, as we believe it will take time to obtain compensation from customers for the lost productivity and efficiency. We expect sequential rate increases from the third quarter of 2013 to the fourth quarter of 2013 due to seasonality and our customer mix.  Additionally, if the economy improves and capacity tightens, we expect to receive year over year rate increases in fiscal 2014.

Salaries, wages, and related expenses

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Salaries, wages, and related expenses	$53,728	$53,488	$163,602	$159,045
% of total revenue	31.4%	31.8%	32.2%	32.0%
% of freight revenue	39.7%	40.2%	40.8%	40.9%

Salaries, wages, and related expenses increased approximately $0.2 million, or 0.4%, for the three months ended September 30, 2013, compared with the same quarter in 2012.  As a percentage of total revenue, salaries, wages, and related expenses decreased to 31.4% of total revenue for the three months ended September 30, 2013, from 31.8% in the same quarter in 2012.  As a percentage of freight revenue, salaries, wages, and related expenses declined to 39.7% of freight revenue for the three months ended September 30, 2013, from 40.2% in the same quarter in 2012. Adjustments to driver pay and higher workers’ compensation expense negatively impacted the quarter.

For the nine months ended September 30, 2013, salaries, wages, and related expenses increased approximately $4.6 million, or 2.9%, compared with the same period in 2012, while staying relatively even, as a percentage of total revenue and freight revenue, with the 2012 period. Salaries, wages, and related expenses increased approximately 2.5 cents per mile due to pay adjustments since the 2012 period and additional workers' compensation expense, partially offset by an increase in the percentage of our fleet comprised of independent contractors, whose costs are included in the purchased transportation line item.

Going forward, we believe these expenses could increase in absolute terms and as a percentage of revenue absent an increase in revenue to offset increased costs and absent any additional increases in independent contractors as a percentage of our total fleet).  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet, which could offset any driver pay increases. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs. Additionally, we believe the aforementioned modifications to the hours-of-service regulations will likely increase driver pay on a per mile basis, as such modifications, especially when combined with the tight driver market dynamics, will likely require that we compensate drivers for some portion of their lost productivity resulting from this regulatory change.

Fuel expense

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total fuel expense	$46,540	$48,601	$141,734	$145,174
% of total revenue	27.2%	28.9%	27.9%	29.2%

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge collection, the percentage of miles driven by company trucks, our fuel economy, and our percentage of deadhead miles, for which we do not receive fuel surcharge revenues.  Net fuel expense is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total fuel surcharge	$35,639	$35,466	$106,810	$107,678
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	3,286	3,239	9,690	8,944
Company fuel surcharge revenue	$32,353	$32,227	$97,120	$98,734
Total fuel expense	$46,540	$48,601	$141,734	$145,174
Less: Company fuel surcharge revenue	32,353	32,227	97,120	98,734
Net fuel expense	$14,187	$16,374	$44,614	$46,440
% of freight revenue	10.5%	12.3%	11.1%	11.9%

Total fuel expense decreased approximately $2.1 million, or 4.2%, for the three months ended September 30, 2013, compared with the same quarter in 2012.  As a percentage of total revenue, total fuel expense decreased to 27.2% of total revenue for the three months ended September 30, 2013, from 28.9% in the same quarter in 2012. As a percentage of freight revenue, total fuel expense decreased to 10.5% of freight revenue for the three months ended September 30, 2013, from 12.3% in the same quarter in 2012.  These decreases are primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while they pay the cost of their fuel.  We do pass through fuel surcharges to independent contractors and net the fuel surcharges we receive on miles our company trucks and independent contractors travel against fuel expense (and not purchased transportation) in the table above.  We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage, or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately 1.3 cents per gallon lower in the third quarter of 2013 compared with the 2012 quarter and approximately 1.0 cents per gallon lower in the nine months ended September 30, 2013 as compared to the same 2012 period.

For the nine months ended September 30, 2013, total fuel expense decreased approximately $3.4 million, or 2.4%, compared with the same period in 2012.  As a percentage of total revenue, total fuel expense decreased to 27.9% of total revenue for the nine months ended September 30, 2013, from 29.2% in the 2012 period.  As a percentage of freight revenue, total fuel expense decreased to 11.1% of freight revenue for the nine months ended September 30, 2013, from 11.9% in the 2012 period.  These decreases are primarily related to the increase in the percentage of our fleet comprised of independent contractors.

Additionally, $0.2 million and $0.7 million of gains, net of tax, during the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $2.2 million of gains, net of tax, during the nine months ended 2013 and 2012, respectively, were reclassified from accumulated other comprehensive income to results of operations as a reduction in fuel expense, related to gains on contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition to the amounts reclassified into our results of operations as reductions in fuel expense, on the contracts that existed at September 30, 2013 and 2012, we recorded approximately $0.1 million and $0.2 million of unfavorable and favorable ineffectiveness for the quarters ended September 30, 2013 and 2012, respectively, and approximately $0.1 million of unfavorable ineffectiveness and no ineffectiveness for the nine months ended September 30, 2013 and 2012, respectively.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Net fuel expense decreased $2.2 million, or 13.3%, and $1.8 million, or 3.9%, for the three and nine months ended September 30, 2013, as compared to the same 2012 periods, respectively.  As a percentage of freight revenue, net fuel expense decreased 1.8% and 0.8% for the three and nine months ended September 30, 2013, as compared to the same 2012 periods, respectively.  These decreases are primarily the result of improved miles per gallon due to new engine technology and improved fuel surcharge recovery on certain customers.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Operations and maintenance

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operations and maintenance	$13,077	$12,151	$37,460	$34,076
% of total revenue	7.7%	7.2%	7.4%	6.9%
% of freight revenue	9.7%	9.1%	9.3%	8.8%

Operations and maintenance increased approximately $0.9 million, or 7.6%, for the three months ended September 30, 2013, compared with the same quarter in 2012.  As a percentage of total revenue, operations and maintenance increased to 7.7% of total revenue for the three months ended September 30, 2013, from 7.2% in the same quarter in 2012.  As a percentage of freight revenue, operations and maintenance increased to 9.7% of freight revenue for the three months ended September 30, 2013, from 9.1% in the same quarter in 2012. These increases were due primarily to additional repair expense for replacing diesel exhaust fluid particulate filters on an older group of owned tractors.

For the nine months ended September 30, 2013, operations and maintenance increased $3.4 million, or 9.9%, compared with the same period in 2012.  As a percentage of total revenue, operations and maintenance increased to 7.4% of total revenue for the nine months ended September 30, 2013, from 6.9% in the same 2012 period. As a percentage of freight revenue, operations and maintenance increased to 9.3% of freight revenue for the nine months ended September 30, 2013, from 8.8% in the same 2012 period.  These increases were due primarily to additional repair expense for replacing diesel exhaust fluid particulate filters, an increase in the average age of tractors and trailers, and higher driver recruiting expenses.  Recruiting costs were higher in 2013 than in 2012 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks.

Revenue equipment rentals and purchased transportation

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue equipment rentals and purchased transportation	$26,207	$22,641	$75,668	$61,819
% of total revenue	15.3%	13.4%	14.9%	12.4%
% of freight revenue	19.4%	17.0%	18.9%	15.9%

Revenue equipment rentals and purchased transportation increased approximately $3.6 million, or 15.8%, for the three months ended September 30, 2013, compared with the same quarter in 2012.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 15.3% of total revenue for the three months ended September 30, 2013, from 13.4% in the same quarter in 2012.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 19.4% of freight revenue for the three months ended September 30, 2013, from 17.0% in the same quarter in 2012. These significant increases were a result of a $2.3 million increase in payments to third party transportation providers related to growth of our Solutions subsidiary’s less-than-truckload consolidation service offerings, a $0.8 million increase in payments to rail providers related to growth of our refrigerated operations, and a $0.5 million increase in tractor and trailer equipment rental expense related to an increased number of leased units.

For the nine months ended September 30, 2013, revenue equipment rentals and purchased transportation increased $13.8 million, or 22.4%, compared with the same period in 2012.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 14.9% of total revenue for the nine months ended September 30, 2103, from 12.4% in the same 2012 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 18.9% of freight revenue for the nine months ended September 30, 2103, from 15.9% in the same 2012 period. These increases were primarily the result of a $6.1 million increase in payments to third-party transportation providers, a $2.7 million increase in payments to independent contractors, and a $2.5 million increase in tractor and trailer equipment rental expense. Payments to independent contractors increased period-over-period due to the increase in the size of the independent contractor fleet and fuel surcharges passed through to independent contractors that are a component of the related expense, and increased miles per unit.  For the nine months ended September 30, 2013, miles run by independent contractors increased to 9.2% of our total miles from 8.6% for the same period of 2012.

This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors, and, as such, we expect the percentage of independent contractors in our fleet to grow throughout the remainder of 2013 and in 2014, which could increase this line item as a percentage of revenue.

Operating taxes and licenses

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating taxes and licenses	$2,780	$2,863	$8,215	$8,297
% of total revenue	1.6%	1.7%	1.6%	1.7%
% of freight revenue	2.1%	2.2%	2.1%	2.1%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Insurance and claims	$6,887	$8,155	$22,647	$23,886
% of total revenue	4.0%	4.8%	4.5%	4.8%
% of freight revenue	5.1%	6.1%	5.6%	6.1%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims decreased approximately $1.3 million, or 15.5%, for the three months ended September 30, 2013, compared with the same quarter in 2012.  As a percentage of total revenue, insurance and claims decreased to 4.0% of total revenue for the three months ended September 30, 2013, from 4.8% in the same quarter in 2012.  As a percentage of freight revenue, insurance and claims decreased to 5.1% of freight revenue for the three months ended September 30, 2013, from 6.1% in the same quarter in 2012.  Insurance and claims per mile cost decreased to 8.3 cents per mile in the third quarter of 2013 from 9.7 cents per mile in the third quarter of 2012 due to improved safety performance, measured by accidents per million miles, and good claims experience. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

For the nine months ended September 30, 2013, insurance and claims decreased $1.2 million, or 5.2%, compared with the same period in 2012.  As a percentage of total revenue, insurance and claims decreased to 4.5% of total revenue for the nine months ended September 30, 2013, from 4.8% in the same 2012 period.  As a percentage of freight revenue, insurance and claims decreased to 5.6% of freight revenue for the nine months ended September 30, 2013, from 6.1% in the same 2012 period. This cost per mile decreased to 9.0 cents per mile for the nine months ended 2013 from 9.3 cents per mile for the same 2012 period. The 2013 period was favorably impacted by a reduction in the DOT accident rate when compared to the same 2012 period, while the 2012 period included a $4.0 million credit of previously expensed premium from our commutation for the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance.

Communications and utilities

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Communications and utilities	$1,363	$1,201	$3,899	$3,576
% of total revenue	0.8%	0.7%	0.8%	0.7%
% of freight revenue	1.0%	0.9%	1.0%	0.9%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
General supplies and expenses	$3,882	$3,976	$12,182	$11,575
% of total revenue	2.3%	2.4%	2.4%	2.3%
% of freight revenue	2.9%	3.0%	3.0%	3.0%

For the periods presented, the change in general supplies and expenses was not significant as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Depreciation and amortization	$10,497	$10,706	$31,137	$31,251
% of total revenue	6.1%	6.4%	6.1%	6.3%
% of freight revenue	7.8%	8.1%	7.8%	8.0%

Depreciation and amortization decreased approximately $0.2 million, or 2.0%, for the three months ended September 30, 2013, compared with the same quarter in 2012. As a percentage of total revenue, depreciation and amortization decreased to 6.1% of total revenue for the three months ended September 30, 2013, from 6.4% in the same quarter in 2012.  As a percentage of freight revenue, depreciation and amortization decreased to 7.8% of freight revenue for the three months ended September 30, 2013, from 8.1% in the same quarter in 2012. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $0.9 million, as a result of fewer owned tractors (1,839 and 2,041 tractors at September 30, 2013 and 2012, respectively), partially offset by increased cost and related depreciation on new tractors.  Gains on the disposal of property and equipment were approximately $0.7 million lower in the third quarter of 2013 than the same 2012 quarter.

For the nine months ended September 30, 2013, depreciation and amortization decreased $0.1 million, or 0.4%, compared with the same period in 2012.  As a percentage of total revenue, depreciation and amortization decreased to 6.1% of total revenue for the nine months ended September 30, 2013, from 6.3% in the same 2012 period.  As a percentage of freight revenue, depreciation and amortization decreased to 7.8% of freight revenue for the nine months ended September 30, 2013, from 8.0% in the same 2012 period. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $3.7 million, as a result of fewer owned tractors (1,839 and 2,041 tractors at September 30, 2013 and 2012, respectively), partially offset by increased cost and related depreciation on new tractors.  Gains on the disposal of property and equipment, totaling $1.2 million were approximately $3.6 million lower for the nine months ended September 30, 2013 than the same 2012 period, primarily due to a $2.4 million gain on the sale of a terminal in the 2012 period. We expect continued gains on the sale of our used equipment, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment.

Other expense, net

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Other expense, net	$2,385	$3,052	$7,633	$9,909
% of total revenue	1.4%	1.8%	1.5%	2.0%
% of freight revenue	1.8%	2.3%	1.9%	2.5%

Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items, which decreased approximately $0.7 million, or 21.9%, for the three months ended September 30, 2013, compared with the same quarter in 2012.  As a percentage of total revenue, other expense, net decreased to 1.4% of total revenue for the three months ended September 30, 2013, from 1.8% in the same quarter in 2012.  As a percentage of freight revenue, other expense, net decreased to 1.8% of freight revenue for the three months ended September 30, 2013, from 2.3% in the same quarter in 2012. As a result of the reduced weighted average interest rate related to the amendment of our Credit Facility in January 2013, interest expense decreased $0.7 million quarter-over-quarter.

For the nine months ended September 30, 2013, other expense, net, decreased $2.3 million, or 23.0%, compared with the same period in 2012.  As a percentage of total revenue, other expense, net decreased to 1.5% of total revenue for the nine months ended September 30, 2013, from 2.0% for the same 2012 period.  As a percentage of freight revenue, other expense, net decreased to 1.9% of freight revenue for the nine months ended September 30, 2013, from 2.5% for the same 2012 period. The increased use of leases as opposed to on-balance sheet financing in the past twelve months resulted in less net debt (debt less cash) throughout the majority of the period ended September 30, 2013 and when combined with a reduced weighted average interest rate resulting from the amendment to our Credit Facility in January 2013, interest expense decreased period-over-period.  This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases.

Equity in income of affiliate

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Equity in income of affiliate	$1,150	$555	$2,180	$1,225

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and nine months ended September 30, 2013. The increase in TEL’s contributions to our results is the result of their growth in both leasing and truck sales.  Given TEL’s growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income tax expense	$2,674	$1,146	$4,159	$4,764
% of total revenue	1.6%	0.7%	0.8%	1. 0%
% of freight revenue	2.0%	0.9%	1.0%	1.2%

The difference in the tax expense recognized in the 2013 quarter compared to the tax expense recognized in the 2012 quarter is primarily related to the $2.5 million increase in the pre-tax income in the 2013 quarter compared to the 2012 quarter, resulting from the aforementioned improvements in operating income, reduced interest expense, and the increase in the contribution from TEL’s earnings.

For the nine months ended September 30, 2013, the difference in the tax expense recognized compared to that of the same 2012 period is primarily related to lower operating income partially offset by reduced interest expense and the increase in the contribution from TEL’s earnings.

The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total Revenues:
Truckload	$160,107	$161,625	$479,511	$477,800
Other	10,736	6,802	28,550	18,959

Total	$170,843	$168,427	$508,061	$496,759

Operating Income (Loss):
Truckload	$6,831	$7,612	$17,969	$25,176
Other	366	(222)	575	(373)
Unallocated Corporate Overhead	(1,315)	(2,745)	(7,027)	(6,743)

Total	$5,882	$4,645	$11,517	$18,060

For the 2013 quarter, total Truckload revenue decreased $1.5 million due to a $1.7 million decrease in freight revenue offset by a $0.2 million increase in fuel surcharge revenue from the 2012 quarter.  On average, approximately 5.7% of our fleet lacked drivers during the 2013 quarter, compared with approximately 3.5% during the 2012 quarter.  For the nine-month period, total Truckload revenue increased by $1.7 million due to a $2.6 million increase in freight revenue, partially offset by a $0.9 million decrease in fuel surcharge revenue. On average, approximately 4.8% of our fleet lacked drivers during the 2013 period, compared with approximately 5.3% during the 2012 period.  Utilization has trended in-line with the movement in our seated truck counts.  Additionally, rates have continued to increase, as a result of increases required to offset increasing costs and supply and demand metrics within the markets in which we operate and related concerns about future capacity constraints.

Our asset-based operating income was $0.8 million and $7.2 million lower in the three and nine-month periods of 2013 than the 2012 periods, respectively.  The period-over-period decreases are primarily the result of cost increases out pacing rate increases in addition to reduced truck count negatively impacting fixed cost absorption. Significant items contributing to the Truckload divisions per mile cost being higher in 2013 than 2012 include higher salaries resulting from increased driver pay, maintenance costs trending higher in 2013, increased revenue equipment rentals and purchased transportation costs resulting from increased utilization of third party transportation providers and independent contractors, and the $2.4 million gain on the sale of a terminal in the first quarter of 2012 with no similar gain in 2013.

Total revenue from our Other segment, comprised entirely of our Solutions subsidiary, increased $3.9 million and $9.6 million in the three and nine-month periods of 2013 compared to the same 2012 periods, respectively.  Purchased transportation was 74.9% of total segment revenue in the current quarter, compared with 80.6% of total segment revenue in the prior year quarter and other operating expenses as a percentage of segment revenue decreased to 21.7% in the third quarter of 2013 from 22.7% in the third quarter of 2012.  These improvements and the related return to profitability are the result of the investments in additional personnel to expand the capacity and range of services offered to our customers and carrier base made during 2012. Additionally, we have made changes to Solutions' cost structure and service offerings during 2013, which we expect will improve year-over-year results throughout the remainder of 2013.

The decrease in unallocated corporate overhead for the 2013 quarter compared to the same 2012 quarter is primarily the result of our record low DOT accident rate per million miles and a continued reduction in the amount of accruals for claims development recorded. The increase in unallocated corporate overhead for the nine month period of 2013 compared to the same 2012 period is primarily the result of insurance costs recorded as unallocated corporate overhead and the policy release credit recorded in the second quarter of 2012, related to our commutation of the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies. Our primary sources of liquidity at September 30, 2013, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents.  We had working capital (total current assets less total current liabilities) of $9.2 million at September 30, 2013 and a working capital deficit of $20.0 million at December 31, 2012.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our previous working capital deficit had little impact on our liquidity.  Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

As detailed above, on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us, we do not expect to experience material liquidity constraints in the foreseeable future.  Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at September 30, 2013, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced.  We had approximately $8.9 million in borrowings outstanding under the Credit Facility as of September 30, 2013, undrawn letters of credit outstanding of approximately $39.0 million, and available borrowing capacity of $40.0 million.  Our intra-period borrowings on the Credit Facility have ranged from zero to $18.0 million during the first nine months of 2013.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were lower in 2013 than 2012, partially due to net income in the 2013 period of $1.9 million compared to a net income in the 2012 period of $4.6 million.  A portion of the net income fluctuation relates to a $4.0 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2012 associated with commuting an auto liability policy.  The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2012.  Depreciation and amortization was lower in the 2013 period, primarily due to having fewer owned tractors at September 30, 2013 compared to 2012, while gain on the sale of property and equipment was also lower as the result of selling less equipment, and the 2012 sale of a terminal property that provided for a $2.4 million pre-tax gain. The fluctuations in accounts receivable are a function of truck count and both freight revenue and fuel surcharge revenue at September 30, 2013 and 2012, compared to the preceding year-ends.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payment of various accrued expenses, including payment in the 2013 period of incentive compensation related to the achievement of 2012 performance targets with no such related payments in the 2012 period.  The fluctuation in cash flows associated with insurance and claims accruals relates to lower expense in the 2013 period, partially offset by an increase in the number of payments made on larger claims.

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

The changes in net cash flows provided by financing activities were a function of a $22.2 million period-over-period change in the cash flows associated with the 2013 net borrowings and 2012 net payments on our revolving credit facility, which is directly related to the decrease in cash flows from operations discussed above.  Additionally, proceeds from new notes payable, offset by repayments of notes payable, provided $13.3 million in the 2013 period, compared to using $55.7 million in the 2012 period, primarily related to the trade cycle of the Company’s revenue equipment and cash flows from investing discussed above.

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

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of September 30, 2013 and December 31, 2012, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $8.9 million of borrowings outstanding under the Credit Facility as of September 30, 2013, of which $7.0 million were LIBOR loans and $1.9 million were base rate loans, undrawn letters of credit outstanding of approximately $39.0 million, and available borrowing capacity of $40.0 million.  The interest rate on outstanding borrowings as of September 30, 2013 was 5.0% on base rate loans and 2.3% on LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2013 terminate in October 2013 through September 2020 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2013 to May 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $157.4 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2013, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At September 30, 2013, we had financed 656 tractors and 3,487 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the third quarter of 2013 increased to $5.7 million in 2013 from $5.3 million in the 2012 quarter. The total present value amount of remaining payments under operating leases as of September 30, 2013, was approximately $81.6 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $8.9 million at September 30, 2013. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2013, there were no material changes in our commitments or contractual liabilities except for finalizing our 2013 equipment plan during the first quarter of 2013, which included an increase in the number of disposals of used tractors and delivery of new tractors to approximately 975 and 900, respectively, from 650 and 600, respectively, at December 31, 2012. During the second quarter we further increased the estimated annual number of disposals of used tractors and delivery of new tractors to approximately 1,100 and 1,000, respectively. No material changes to the equipment plan were made during the quarter ended September 30, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our condensed consolidated financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2012 Annual Report on Form 10-K.

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

At September 30, 2013, we had forward futures swap contracts on approximately 3.7 million gallons for the remainder of 2013 or approximately 23% of our projected remaining 2013 fuel requirements, approximately 13.1 million gallons for 2014 or approximately 20% of our projected 2014 fuel requirements, and approximately 3.0 million gallons for 2015 or approximately 4.7% of our projected 2015 fuel requirements.

The fair value of the contracts that were in effect at September 30, 2013, which had a fair value of approximately $0.2 million and are included in other long-term liabilities in the condensed consolidated balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.2 million, net of tax, was reclassified from accumulated other comprehensive income into our results from operations for the three and nine months ended September 30, 2013, respectively, related to gains on contracts that expired. In addition to the amounts reclassified into our results of operations as a reduction of fuel expense we recorded $0.1 million of unfavorable ineffectiveness on the contracts that existed at September 30, 2013.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive income as of September 30, 2013 and the expected timing of the purchases of the diesel hedged, we expect to reclassify $0.2 million of gains, net of tax, on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2013, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on our expected fuel consumption for the remainder of 2013, a one dollar change in the related price of heating oil or diesel per gallon would change our fuel expense by approximately $0.3 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery. This sensitivity analysis considers that we purchase approximately 16.2 million gallons of diesel during the remainder of 2013, on which we recovered approximately 75.4% of the cost during the nine months ended September 30, 2013. Assuming our fuel surcharge recovery remains consistent, 4.0 million gallons remain that are not covered by the natural hedge created by our fuel surcharges.  Of such gallons, 3.7 million are hedged, leaving 0.3 million gallons fully exposed to market fluctuations.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $197.1 million of debt and capital leases, we had $11.0 million of variable rate debt outstanding at September 30, 2013, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on the prime rate, federal funds rate, or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended September 30, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1-31, 2013	-	-	-	-
August 1-31, 2013	397	$5.85	-	-
September 1-30, 2013	-	-	-	-
Total	397	$5.85	-	-

(1)
Includes 397 shares of Class A common stock withheld at a price of $5.85 per share, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011.
#	Filed herewith.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: November 14, 2013	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer,
in his capacity as such and as a duly authorized officer on behalf of the issuer