Form 10-K
period 2013-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2014-03-18
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 OR
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
[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "accelerated filer, "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2013, was approximately $51 million (based upon the $6.24 per share closing price on that date as reported by NASDAQ).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 3, 2014, the registrant had 12,561,992 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be held on May 22, 2014, have been incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                      BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to the ability of our infrastructure to support future growth, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor and trailer prices, expected functioning of our information technology systems, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, expected owner operator usage, planned allocation of capital, future equipment costs, expected settlement of operating lease obligations, future asset sales, future tax deductions, future effectiveness of fuel price hedges, expected capital expenditures, future asset utilization, future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitles "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

GENERAL

Background

We provide truckload transportation services throughout the continental United States, into and out of Mexico, and into and out of portions of Canada.  Generally, we transport full trailer loads of freight from origin to destination without intermediate stops or handling.  Our truckload freight services utilize equipment we own or lease or equipment owned by independent contractors for the pick-up and delivery of freight.  In most of our truckload business, we transport freight over nonroutine routes.  Our dedicated freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  To complement our truckload operations, we provide freight brokerage services.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base.

We were founded in 1986 as a provider of expedited long haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  Since that time, we have grown from 25 trucks to approximately 2,700 trucks and expanded our services from predominantly long haul dry van to include refrigerated, dedicated, cross-border, regional, brokerage, and other offerings.  The expansion of our fleet and service offerings have placed us among the nation's largest truckload transportation companies.

As our fleet grew and our service platform matured, several important trends dramatically affected the truckload industry and our business.  First, supply chain patterns became more fluid in response to dynamic changes in labor and transportation costs, ocean freight and rail-intermodal service standards, retail distribution center networks, governmental regulations, and other industry-wide factors.  Second, the cost structure of the truckload business, particularly equipment and fuel prices, rose dramatically, impacting us and our customers' freight decisions.  Third, customers used technology to constantly optimize their supply chains, which necessitated expanding our own technological capability to optimize our asset allocation, manage yields, and drive operational efficiency.  Fourth, a confluence of regulatory constraints, safety and security demands, and scarcity of qualified applicants, negatively impacted our asset productivity and reinforced what a precious resource professional truck drivers are (and we believe increasingly will be) in our industry.

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

Fiscal 2013 and 2012 mark the first consecutive years of profit we have produced in nine years.  We believe the return to profitability on a consistent basis is the result of certain initiatives we put in place that are starting to provide positive results.  However, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and owner-operators, and create meaningful value for our stockholders. In 2013, we enhanced our recruiting, retention, and business intelligence, further upgraded our information technology, focused on service and on time delivery, and developed additional cross-marketing opportunities between our subsidiaries.  Each of these activities was designed to positively impact the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company.

Business Units

We have one reportable segment, our asset-based truckload services ("Truckload").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

In addition, our Covenant Transport Solutions, Inc. ("Solutions") subsidiary has several service offerings ancillary to our Truckload operations, including: (i) freight brokerage service through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds.

The following charts reflect the size of each of our subsidiaries measured by 2013 freight revenue:

Distribution of Revenue Among Subsidiaries
Covenant Transport	55%
SRT	30%
Star	8%
Solutions	7%

Our Truckload segment comprised approximately 93%, 95%, and 95% of our total freight revenue in 2013, 2012, and 2011, respectively.

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

Average Freight Revenue Per Total Mile.  Our average freight revenue per total mile is primarily a function of 1) the allocation of assets among our subsidiaries and 2) the macro U.S. economic environment including supply/demand of freight and carriers. The year-over-year increase from 2009 to 2013 is a result of allocating more tractors to our niche/specialized service offerings that provide higher rates (including high-value/constant security, temperature-controlled, cross border services and expedited/critical freight). Also, shipper concerns about the prospect of tighter capacity and rate increases required to mitigate inflationary costs, afforded an environment more conducive to rate increases, especially in the fourth quarter of 2013.

Average Freight Revenue Per Total Mile (excludes fuel surcharge revenue)	2009	2010	2011	2012	2013
	$1.27	$1.31	$1.38	$1.47	$1.49

Average Miles Per Tractor.  Average miles per tractor reflect economic demand, driver availability, regulatory constraints, and the allocation of tractors among the service offerings. Utilization in 2013 remained relatively even with that of 2012. Both years were an improvement as compared to 2011, when we experienced issues with the system conversion. Both 2012 and 2013 were lower than 2010, which benefited from fewer regulations and better driver availability.

Average Miles Per Tractor	2009	2010	2011	2012	2013
	119,836	125,178	115,775	118,103	119,375

Average Freight Revenue Per Tractor Per Week.  We use average freight revenue per tractor per week as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our trucks, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors. The increase in average freight revenue per tractor per week in 2013 is primarily due to allocation of tractors to more productive service offerings, which contributed to higher rates and utilization.

Average Freight Revenue Per Tractor Per Week (excludes fuel surcharge revenue)	2009	2010	2011	2012	2013
	$2,920	$3,137	$3,069	$3,320	$3,411

Our Solutions subsidiary comprised approximately 7%, 5%, and 5% of our total operating revenue in 2013, 2012, and 2011, respectively. Solutions derives revenue from arranging transportation services for customers through relationships with thousands of third-party carriers and integration with our Truckload segment.  Solutions provides freight brokerage services through freight brokerage agents, who are paid a commission for the freight brokerage service they provide, less-than-truckload consolidation services, and accounts receivable factoring.  The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries and selling, general, and administrative expenses.  Our brokerage loads increased to 37,884 in 2013, from 22,965 in 2012, while average revenue per load decreased approximately 7% to $1,060 in 2013, from $1,144 in 2012, primarily due to change in the mix of Solutions’ business related to growth in the less-than-truckload services offerings.  Additionally, revenue from Solutions’ accounts receivable factoring improved approximately 116% year-over-year to $1.7 million in 2013 from $0.8 million in 2012.

In May 2011, we acquired a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income since May 2011, or $2.8 million in 2013, $1.9 million in 2012, and $0.7 million in 2011. As a result, TEL’s results and growth are significant to our current year results and, in our estimation, to our longer-tem vision.

Refer to Note 16, "Segment Information," of the accompanying consolidated financial statements for further information about our reporting segment's operating and financial results for 2013, 2012, and 2011.

Customers and Operations

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  All of our asset-based subsidiaries are truckload carriers and as such generally dedicate an entire trailer to one customer from origin to destination.  We also generate revenue through a subsidiary that provides several ancillary services, including freight brokerage services, less-than-truckload consolidation services, and accounts receivable factoring. No customer accounted for more than 10% of our consolidated revenue in 2013, 2012, or 2011.  Our top five customers accounted for approximately 25%, 24%, and 31% of our total revenue in 2013, 2012, and 2011, respectively.

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

We operate throughout the U.S. and in parts of Canada and Mexico, with substantially all of our revenue generated from within the U.S.  All of our tractors are domiciled in the U.S., and we have generated less than two percent of our revenue in Canada and Mexico in 2013 and 2012 and less than one percent in 2011.  We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful.  All of our long-lived assets are, and have been for the last three fiscal years, located within the United States.

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project is to have uniform operational and financial systems across the entire Company as we believe this will improve customer service, utilization, and enhance our visibility into and across the organization.  Star, Solutions, and Covenant Transport are currently operating on the new system.  We encountered difficulties when we converted our Covenant Transport subsidiary to the new system in the third quarter of 2011, which disrupted our operations and impacted our customer service, driver relations, and results of operations.  All significant problems associated with the Covenant Transport conversion were addressed by the end of January 2012 and efficiencies from the new system were realized by Covenant Transport in 2012. We implemented the new operating system at SRT on February 1, 2014.  As expected with any large conversion project, SRT has experienced inefficiencies that have resulted in a reduction in average miles per tractor in February and thus far in March.  As a result of the system conversion, we expect SRT to experience a year-over-year reduction in first quarter profitability; however, by comparison, the inefficiencies experienced thus far at SRT have not been as significant as we experienced with the Covenant Transport system conversion in 2011.

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

Driver recruiting was challenging in 2013 due to a shortage of drivers; however, due to certain of our initiatives during the year, we improved year-over-year driver retention, which helped to keep open trucks, including wrecked units, relatively even at approximately 4.8% for the year ended December 31, 2013, compared to approximately 4.9% for the year ended December 31, 2012.  While we did not meet our goal of reducing open trucks, including wrecked units, to less than 3.0% of our fleet in 2013, we will continue to work towards this goal in 2014.

We believe having a happy, healthy, and safe driver is the key to our success, both in the short term and over a longer period.  As a result, we are actively working to enhance our drivers' experience in an effort to recruit and retain more drivers.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor.  The payments to independent contractors are recorded in revenue equipment rentals and purchased transportation.  When independent contractor tractors are utilized, we avoid expenses generally associated with company-owned equipment, such as driver compensation, fuel, interest, and depreciation. Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses. The number of independent contractors in our fleet has slightly decreased to 232 at December 31, 2013, compared with 252 at December 31, 2012.  We hope to increase the number of independent contractors as a percentage of our fleet in 2014.

Internal education and evaluation of the Federal Motor Carrier Safety Administration ("FMCSA") Safety Accountability program ("CSA") (formerly "Comprehensive Safety Analysis 2010") are priorities as we develop plans to keep our top talent and challenge those drivers that need improvement.  Overall, we believe this regulation will bring challenges as well as opportunities for truckload carriers.  CSA, in conjunction with the new U.S. Department of Transportation ("DOT") reductions in hours-of-service for drivers, has reduced and will likely continue to impact effective capacity in our industry as well as negatively impact equipment utilization. Nevertheless, for carriers that successfully manage the new environment with driver-friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available. Driver pay may increase as a result of regulation and economic expansion, which could provide more alternative employment opportunities. If economic growth is sustained, however, we expect the supply/demand environment to be favorable enough for us to offset expected compensation increases with better freight pricing.

We use driver teams in a substantial portion of our tractors.  Driver teams permit us to provide expedited service on selected long haul lanes because teams are able to handle longer routes and drive more miles while remaining within DOT hours-of-service rules.  The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers.  The use of teams, however, increases the accumulation of miles on tractors and trailers as well as personnel costs as a percentage of revenue and the number of drivers we must recruit. At December 31, 2013 and 2012, teams operated approximately 29% of our tractors.

We are not a party to a collective bargaining agreement.  At December 31, 2013, we employed approximately 3,385 drivers and approximately 817 non-driver personnel.  At December 31, 2013, we also contracted with 232 independent contractors.

Revenue Equipment

At December 31, 2013, we operated 2,688 tractors and 6,861 trailers. Of these tractors, 1,801 were owned, 655 were financed under operating leases, and 232 were provided by independent contractors, who own and drive their own tractors.  Of these trailers, 2,660 were owned, 3,428 were financed under operating leases, and 773 were financed under capital leases.  Furthermore, at December 31, 2013, approximately 69% of our trailers were dry vans and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers.  Our policy is to operate a modern fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2013, our tractor fleet had an average age of approximately 1.9 years, and our trailer fleet had an average age of approximately 5.5 years. As of December 31, 2013, almost 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 97.8% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010.  We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  This system also updates the tractor's position every thirty minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2013, 100% of our fleet was equipped with electronic on board recorders ("EOBRs," now referred to as electronic logging devices, or "ELDs"), which electronically monitor truck miles and enforce hours-of-service regulations.

Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  This has substantially increased our costs of operation over the past several years.

Industry and Competition

The U.S. market for truck-based transportation services was estimated to have generated approximately $650.0 billion in 2013, according to the most recently available data published by American Trucking Associations, Inc. ("ATA").  The trucking industry includes both private fleets and "for-hire" carriers.  We operate in the highly fragmented "for-hire" truckload segment of this market, which generated revenues of approximately $215.0 billion in 2013, according to the most recently available data published by the ATA.  Our dedicated business also competes in the estimated $250.0 billion private fleet portion of the overall trucking market, by seeking to convince private fleet operators to outsource or supplement their private fleets.

The U.S. trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominate the market. Service and price are the principal means of competition in the trucking industry. We compete to some extent with railroads and rail-truck intermodal service but attempt to differentiate ourselves from our competition on the basis of service. Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduce the effectiveness of such service to customers with time-definite pick-up and delivery schedules.  In times of high fuel prices or decreased consumer demand, however, rail-intermodal competition becomes more significant.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the "2011 Rule").  The 2011 Rule preserved the 11-hour daily driving limit, but the FMCSA indicated that this daily limit may be revisited in the future.  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 to 70.  The 2011 Rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the driver refrain from working for a period of 34 hours, known as a "34-hour restart."  The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m.  These rule changes became effective July 1, 2013.  We believe the 2011 Rule has decreased productivity and caused some loss of efficiency, as drivers and shippers have needed supplemental training, computer programming has required modifications, additional drivers have been employed or engaged, additional equipment has been acquired, and shipping lanes have been reconfigured.

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

CSA introduced a new enforcement and compliance model. Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peer firms, and our safety rating could be adversely impacted.  The occurrence of future deficiencies could affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations and productivity.  Additionally, we may incur greater than expected expenses in our attempts to improve our scores as a result of those scores.

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

The FMCSA proposed new rules that would require nearly all carriers, including us, to install and use ELDs in their tractors to electronically monitor truck miles and enforce hours-of-service.  These rules were vacated by the Seventh Circuit Court of Appeals in August 2011.  In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of ELDs by July 2013 with full adoption by all trucking companies no later than July 2015.  It is uncertain if this adoption date will be challenged or extended.  We believe the pending ELD mandate, together with the revised hours-of-service rules and other regulations, could result in a reduction in effective trucking capacity to service increased demand.  We have proactively installed ELDs on 100% of our owned tractors.

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

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  Certain of our facilities have waste oil or fuel storage tanks and fueling islands.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us.  Federal and state lawmakers are considering a variety of climate-change proposals that could increase the cost of new tractors, impair productivity, and increase our operating expenses. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010.  In 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy tractors.  In August 2011, the NHTSA and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, which include tractors we utilize.  These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles traveled.  In addition, in February 2014, President Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium- and heavy-duty vehicles, including tractors we utilize, and directed the EPA and NHTSA to develop new fuel efficiency and greenhouse gas standards by March 31, 2016.  We believe these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.  The California Air Resource Board (“CARB”) also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  Enforcement of these CARB regulations for model year 2011 equipment began in 2010 and will be phased in over several years for older equipment.  In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in 2010. We will continue monitoring our compliance with the CARB regulations.  Federal and state lawmakers also are considering a variety of climate-change proposals.  Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses.  These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle.  These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

Beginning October 2013, any entity acting as a broker or a freight forwarder is required to obtain authority from the FMCSA, and is subject to a minimum $75,000 financial security requirement, increased from the previous requirement of $10,000.  We are licensed by the FMCSA as a property broker and are in compliance with the financial security requirement.  This new requirement may limit entry of new brokers into the market or cause current brokers to exit the market.  Such persons may seek agent relationships with companies such as us to avoid this increased cost.  If they do not seek out agent relationships, the number of brokers in the industry could decrease.

Fuel Availability and Cost

The cost of fuel trended lower in 2013, compared to 2012 and 2011, as demonstrated by a decrease in the Department of Energy (“DOE”) national average for diesel of approximately 4.6 cents per gallon for 2013 compared to 2012. Our fuel cost was further decreased in 2013 as a result of purchasing equipment with more fuel efficient engines and certain company specific initiatives related to decreasing fuel consumption. Additionally, during 2013, we have seen a trend whereby several large customers have provided for rate adjustments through increases in fuel surcharge rates rather than linehaul rates, which, given that we measure fuel on a net basis (i.e. fuel expense, net of fuel surcharge revenue), reduced our fuel costs.

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts and through jurisdictions with lower fuel taxes, where possible.  We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, purchased technology to enhance our management and monitoring of out-of-route miles, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that includes minimum rates and fuel surcharges. These initiatives, combined with the initiatives implemented in 2013, described above, have contributed to significant improvements in fleet wide average fuel mileage. Moreover, we have a fuel surcharge program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs.  However, even with the fuel surcharges, the price of fuel has affected our profitability.  Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, and for fuel used by refrigerated trailer units that generally is not billed to customers.  In addition, from time-to-time customers attempt to modify their surcharge programs, some successfully, which can result in recovery of a smaller portion of fuel price increases.  Rapid increases in fuel costs or shortages of fuel could have a materially adverse effect on our operations or future profitability.

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  As diesel fuel is not a traded commodity on the futures market, heating oil is used as a substitute for diesel fuel as prices for both generally move in similar directions.  Under these contracts, we pay a fixed rate per gallon of heating oil and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX").  At December 31, 2013, we had forward futures swap contracts on approximately 13.6 million gallons of diesel to be purchased in 2014, or approximately 25% of our projected annual 2014 fuel requirements, and approximately 6.0 million gallons to be purchased in 2015, or approximately 10% of our projected annual 2015 fuel requirements.

Seasonality

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. Prior to the recession that began in 2008, during September and October, business generally increased as a result of increased retail merchandise shipped in anticipation of the holidays. This historical trend has been less pronounced over the past several years, as we have seen increases in demand at varying times, specifically March through June, based primarily on restocking required to replenish inventories that have been held significantly lower than historical averages, and surges between Thanksgiving and Christmas resulting from holiday shopping trends toward delivery of gifts purchased over the Internet.

Additional Information

At December 31, 2013, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CTG Leasing Company, a Nevada corporation; and IQS Insurance Retention Group, Inc., a Vermont corporation.

Our headquarters is located at 400 Birmingham Highway, Chattanooga, Tennessee 37419, and our website address is www.ctgcompanies.com.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge through our website.  Information contained in or available through our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K.

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

We have generated a profit in only three of the last five years and our aggregate net losses during the five year period are significantly more than our aggregate net income.  We may not be able to achieve profitability in the future or, if we do, we may not be able to sustain or increase profitability in the future.  If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to economic, political, weather, and other factors beyond our control, each of which may lead to an increase in the cost of fuel.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. Additionally, fuel pricing can be affected by the rising demand in developing countries and could be adversely impacted by the use of crude oil and oil reserves for other purposes and diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our results of operations and financial condition.  From time-to-time, we use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. We may be forced to make cash payments under the hedging arrangements.  We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers. Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases. A failure to improve our fuel price protection through these measures, increases in fuel prices, or a shortage or rationing of diesel fuel, could materially and adversely affect our results of operations.

We depend on the proper functioning and availability of our information systems and a system failure or unavailability or an inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operation.

We depend on the proper functioning and availability of our information systems, including financial reporting and operating systems, in operating our business.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services.  Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. We recently finished implementing a multi-year project to upgrade the hardware and software of our information systems with respect to most of our subsidiaries.  We have experienced difficulties in converting portions of our operations, including inefficiencies resulting in a reduction in average miles per tractor and increased driver turnover.  While not as significant as experienced with the Covenant Transport system conversion in 2011, SRT’s conversion to the new system on February 1, 2014 has provided some of the aforementioned difficulties and we expect a year-over-year reduction in first quarter profitability. If any of our critical information systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner.  Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any system failure, delay, or complication in the upgrade, security breach, or other system failure could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors. Our industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including CSA and hours-of-service changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter hours-of-service regulations adopted by the DOT in July 2013 have tightened, and may continue to tighten, the market for eligible drivers.  A shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers, including independent contractor drivers.  The compensation we offer our drivers and independent contractors is subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.  In addition, we and our industry suffer from a high turnover rate of drivers.  The high turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing revenue equipment.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

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

In May 2011, we acquired a 49% interest in TEL, a used equipment leasing company and reseller.  We account for our investment in TEL using the equity method of accounting.  TEL faces several risks similar to those we face and additional risks particular to its business and operations.  The ability to secure financing and market fluctuations in interest rates could impact TEL’s ability to grow its leasing business and its margins on leases. Adverse economic activity may restrict the number of used equipment buyers and their ability to pay prices for used equipment that we find acceptable.  Further, we believe the used equipment market will significantly impact TEL's results of operations and such market has been volatile in the past.  There can be no assurance that TEL will experience gains on sale similar to those it has experienced in the past and it may incur losses on sale.  As regulations change, the market for used equipment may be impacted as such regulatory changes may make used equipment costly to upgrade to comply with such regulations or we may be forced to scrap equipment if such regulations eliminate the market for particular used equipment.

Under the purchase agreement we entered into, we have an option to acquire 100% of TEL through May 2016.  If we exercise the option, we believe our total leverage would increase.  Further, there is an overlap in providers of equipment financing to TEL and our wholly owned operations and those providers may consider the combined exposure and limit the amount of credit available to us.

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

Our Chairman of the Board, Chief Executive Officer, and President, David Parker, and his wife, Jacqueline Parker, beneficially own approximately 27% of our outstanding Class A common stock and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 47% of the voting power of all of our outstanding stock.  The Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

Seasonality and the impact of weather affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some customers reduce their shipments after the winter holiday season.  Our expedited operations, which is a growing part of our business, historically have experienced a greater reduction in first quarter demand than our other operations.  Revenue also can be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase due to declining fuel efficiency because of engine idling and due to harsh weather creating higher accident frequency, increased claims, and more equipment repairs.  We also could suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.  Weather and other seasonal events could adversely affect our operating results.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                       PROPERTIES

Our corporate headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee.  This facility includes an office building of approximately 182,000 square feet, a maintenance facility of approximately 65,000 square feet, a body shop of approximately 60,000 square feet, and a truck wash.  Our Solutions subsidiary is also operated and managed out of the Chattanooga facility.  We maintain nine terminals, which are utilized by our Truckload segment located on our major traffic lanes in or near the cities listed below.  These terminals provide a base for drivers in proximity to their homes, a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, and the other uses indicated below.

Terminal Locations	Maintenance	Recruiting/ Orientation	Sales	Ownership
Chattanooga, Tennessee	x	x	x	Leased
Indianapolis, Indiana				Leased
Texarkana, Arkansas	x	x	x	Owned
Hutchins, Texas	x	x		Owned
Pomona, California		x		Owned
Allentown, Pennsylvania				Owned
Nashville, Tennessee	x	x	x	Owned
Olive Branch, Mississippi				Owned
Orlando, Florida				Owned

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

ITEM 4.                       MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2012, to December 31, 2013.

Period	High	Low

Calendar Year 2012:

1st Quarter	$3.70	$2.84
2nd Quarter	$3.90	$2.92
3rd Quarter	$6.00	$3.50
4th Quarter	$5.88	$4.25

Calendar Year 2013:

1st Quarter	$6.55	$5.00
2nd Quarter	$6.30	$4.85
3rd Quarter	$7.50	$5.13
4th Quarter	$8.30	$6.10

On March 3, 2014, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $10.11.

As of March 3, 2014, we had approximately 126 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of March 3, 2013, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended December 31, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2013	-	-	-	-
November 1-30, 2013	-	-	-	-
December 1-31, 2013	16,837	$8.06	-	-
Total	16,837	$8.06	-	-

(1)
Includes 16,322 shares of Class A common stock withheld at an average price of $8.21 per share and 529 shares of Class A common stock withheld at an average price of $7.90 per share (under the terms of grants under the Covenant Transportation Group, Inc. 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

ITEM 6.                      SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)
	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Freight revenue	$538,933	$527,435	$512,026	$546,320	$520,495
Fuel surcharge revenue	145,616	146,819	140,601	103,429	68,192
Total revenue	$684,549	$674,254	$652,627	$649,749	$588,687

Operating expenses:
Salaries, wages, and related expenses	218,946	217,080	211,169	216,316	220,213
Fuel expense	186,002	194,841	208,693	177,239	143,835
Operations and maintenance	50,043	45,839	43,862	42,050	40,833
Revenue equipment rentals and purchased transportation	102,954	85,010	63,353	71,474	76,484
Operating taxes and licenses	10,969	11,043	12,148	11,090	12,113
Insurance and claims	30,305	33,133	35,886	32,648	26,531
Communications and utilities	5,240	4,809	5,137	4,974	5,740
General supplies and expenses	16,002	16,068	15,627	16,143	19,538
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets	43,694	43,222	46,274	51,807	48,122
Goodwill impairment charge (1)	-	-	11,539	-	-
Total operating expenses	664,155	651,045	653,688	623,741	593,409
Operating income (loss)	20,394	23,209	(1,061)	26,008	(4,722)
Other expense (income):
Interest expense	10,400	12,697	16,208	16,566	14,184
Interest income	-	-	(32)	(2)	(144)
Loss on sale of Transplace investment and note receivable (2)	-	-	-	-	11,485
Other	(3)	(13)	(123)	(20)	(199)
Other expenses, net	10,397	12,684	16,053	16,544	25,326
Equity in income of affiliate	2,750	1,875	675	-	-
Income (loss) before income taxes	12,747	12,400	(16,439)	9,464	(30,048)
Income tax expense (benefit)	7,503	6,335	(2,172)	6,175	(5,018)
Net income (loss)	$5,244	$6,065	$(14,267)	$3,289	$(25,030)

(1)	Represents non-cash impairment charges to write off the goodwill in our Truckload segment.
(2)	Represents a non-cash loss on sale of investment in Transplace, Inc. ("Transplace") and a related receivable.

Basic income (loss) per share	$0.35	$0.41	$(0.97)	$0.23	$(1.77)

Diluted income (loss) per share	$0.35	$0.41	$(0.97)	$0.23	$(1.77)

Basic weighted average common shares outstanding	14,837	14,742	14,689	14,374	14,124

Diluted weighted average common shares outstanding	15,039	14,808	14,689	14,505	14,124

	Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Net property and equipment	$329,608	$279,017	$322,303	$323,954	$278,335
Total assets	$466,422	$400,232	$439,825	$441,179	$398,312
Long-term debt and capital lease obligations, less current maturities	$182,677	$109,217	$144,296	$155,381	$146,556
Total stockholders' equity	$100,360	$94,673	$87,055	$100,698	$94,675

Selected Operating Data:
Average freight revenue per loaded mile (1)	$1.66	$1.63	$1.53	$1.45	$1.42
Average freight revenue per total mile (1)	$1.49	$1.47	$1.38	$1.31	$1.27
Average freight revenue per tractor per week (1)	$3,411	$3,320	$3,069	$3,137	$2,920
Average miles per tractor per year	119,375	118,103	115,775	125,178	119,836
Weighted average tractors for year (2)	2,777	2,895	3,029	3,099	3,111
Total tractors at end of period (2)	2,688	2,884	2,978	3,087	3,113
Total trailers at end of period (3)	6,861	6,904	7,361	7,332	8,005

(1)	Excludes fuel surcharge revenue.
(2)	Includes monthly rental tractors and tractors provided by independent contractors.
(3)	Excludes monthly rental trailers.

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

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Item 7, statements relating to expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, expected capital expenditures, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, expected tractor and trailer count, expected driver compensation, expected owner operator usage, planned allocation of capital, future equipment costs, expected settlement of operating lease obligations, future asset sales, future tax deductions, and the future effectiveness of fuel price hedges, among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

EXECUTIVE OVERVIEW

Fiscal 2013 produced the first consecutive year of positive earnings in nine years. We were especially encouraged with the earnings growth in 2013 because 2012 includes the $2.4 million gain on disposition of real estate and $4.0 million benefit from commutation of an insurance policy. We believe that these results are a function of the initiatives that began in 2012 and carried over into 2013.  Among other things, these initiatives facilitated continued improvements in asset productivity as a result of our active management and re-allocation of assets and capital to business units with higher return on invested capital, higher rates, and more comprehensive sales and marketing approaches that emphasize to customers the enterprise-wide breadth of services we offer and encourage all sales associates to market all of our services. Specifically, the key positives for 2013 included improved results at both our Star Transportation and Solutions subsidiaries, enhanced employment experience for our drivers, historically low DOT accident rate per million miles, improved fuel costs resulting from purchasing equipment with more fuel efficient engines, continued growth in the earnings of TEL, and reduced interest rates resulting from the amendment to our credit facility in January 2013. The main negatives for the year were the continued lack of availability of professional drivers and the impact on the percentage of the fleet that did not have a driver, the reduced operating profitability at our SRT subsidiary, the increase in our total indebtedness resulting from adding more trucks than originally planned, and cost increases across most of the businesses.

Our asset-based division's total revenue declined $3.6 million, as freight revenue (total revenue less fuel surcharge revenue) declined $2.4 million and fuel surcharge revenue declined $1.2 million.  These declines in revenue are primarily due to a 4.1% decrease in average tractors, partially offset by a 2.7% increase in average freight revenue per tractor per week, a 2.4 cent per mile, or 1.7%, increase in average freight revenue per total mile, and decreased fuel expense partially offset by an improved fuel surcharge recovery.  Additionally, our total miles per truck were up 1.1% as compared to 2012.

Additional items of note for 2013 include the following:

•	Total revenue was $684.5 million, compared with $674.3 million for 2012 and freight revenue of $538.9 million (excludes revenue from fuel surcharge), compared with $527.4 million for 2012;
•
Operating income was $20.4 million, compared with an operating income of $23.2 million for 2012. Operating income in 2012 included a $2.4 million gain on disposition of real estate, and a $4.0 million benefit from commutation of an insurance policy;

•	Net income was $5.2 million, or $0.35 per basic and diluted share, compared with net income of $6.1 million, or $0.41 per basic and diluted share, for 2012;
•
Solutions’ revenue increased by 52.8% to $40.1 million, compared to $26.3 million for 2012. Solutions’ gross margin (purchased transportation divided by revenue) improved to 76.4% in 2013 from 79.4% for 2012, while its other operating costs decreased to 20.5% of revenue from 23.4% in 2012;

•
Since December 31, 2012, aggregate lease-adjusted indebtedness (which includes the present value of off-balance sheet lease obligations), net of cash, increased by approximately $62.8 million to $305.2 million;

•	With available borrowing capacity of approximately $44.1 million under our Credit Facility, we do not expect to be required to test our fixed charge covenant in the foreseeable future
•	Our equity investment in TEL provided $2.8 million of pre-tax earnings in 2013 compared to $1.9 million for 2012; and
•	Stockholders' equity at December 31, 2013, was $100.4 million and our tangible book value was $100.0 million, or $6.73 per basic share.

During 2014, we intend to continue our emphasis on (i) allocation of assets towards service offerings with better returns on invested capital, (ii) increasing our use of owner-operators, (iii) coordinating efforts among all of our operating companies, (iv) reducing leverage, and (v) improving our drivers' employment experience. In 2013, we enhanced our recruiting, retention, and business intelligence, further upgraded our information technology, focused on service and on time delivery, and developed additional cross-marketing opportunities between our subsidiaries, each in a way designed to positively impact the success of the initiatives, overarching financial goals, and ultimately the Company.

As we look forward to 2014, continued growth in TEL, sustaining and enhancing the improvements made in 2013 at both Solutions and Star and regaining some of the ground lost in 2013 at SRT are keys to improving our profitability.  The availability of qualified professional drivers is our largest concern headed into 2014. As a result, our drivers’ employment experience and keeping our trucks seated are at the forefront of every initiative and decision we make. Additionally, we expect that continued improvement in the economy will provide the opportunity for both more business and rate increases, but will also put additional pressure on the driver market and driver compensation. As seen in the most recent Thanksgiving to Christmas season, the regulatory issues, and the tight driver market have limited trucking capacity such that a seasonal or temporary spike in demand provide for demand easily exceeding capacity in many markets. As a result, yield improvements have been and should continue to be available in markets with solid demand for carriers with excellent customer service.  Our outlook is tempered, however, by our belief that 2013 fourth quarter peak season shipping demand will not be repeated in 2014.  We do believe a combination of our company-specific initiatives and steady improvement in the overall economic and freight environments will afford us the opportunity for year-over-year improvements in profitability and stockholder value.

RESULTS OF CONSOLIDATED OPERATIONS

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
	2013	2012	2011
Revenue:
Freight revenue	$538,933	$527,435	$512,026
Fuel surcharge revenue	145,616	146,819	140,601
Total revenue	$684,549	$674,254	$652,627

For 2013, total revenue increased $10.3 million, or 1.5%, to $684.5 million from $674.3 million in the 2012 year.  Freight revenue increased $11.5 million, or 2.2%, to $538.9 million for the year ended December 31, 2013, from $527.4 million in the 2012 year, while fuel surcharge revenue decreased $1.2 million year-over-year.   The increase in freight revenue resulted from a $13.9 million increase in revenue from Solutions offset by a $2.4 million decrease in freight revenues from our Truckload segment.

The decrease in Truckload revenue relates to a decrease in our average tractor fleet of 4.1% from the 2012 year, as well as a decrease of 3.0% in our total miles from 2012.  These declines were partially offset by an increase in average freight revenue per total mile of 2.4 cents per mile, or 1.7%, compared to 2012 and an increase in utilization of 1.1% year-over-year. The main factors impacting the increased utilization were an increase in the percentage of our fleet comprised of team-driven tractors and unusually strong fourth quarter 2013 seasonal business, partially offset by the new hours-of-service regulations.

The increase in Solutions’ revenue is primarily due to the growth of certain newer service offerings, including less-than-truckload consolidation services and accounts receivable factoring, as well as efficiencies gained in capturing the additional freight revenue from overflow freight from our Truckload operations.

For the year ended December 31, 2012, total revenue increased $21.7 million, or 3.3%, to $674.3 million from $652.6 million in 2011.  Freight revenue increased $15.4 million, or 3.0%, to $527.4 million in the year ended December 31, 2012, from $512.0 million in 2011, while fuel surcharge revenue increased $6.2 million year-over-year.  The increase in revenue resulted from a $16.5 million increase in freight revenues from our Truckload segment and a $1.1 million decrease in revenue from Solutions.

The increase in Truckload revenue in 2012 related to an increase in average freight revenue per tractor per week to $3,320 during 2012 from $3,069 during 2011.  Average freight revenue per total mile increased by 8.4 cents per mile, or 6.1%, compared to 2011, while average miles per unit increased by 2.0%. The main factors impacting the improved utilization were the percentage of our fleet which was manned, the percentage of our fleet comprised of team-driven tractors, and overcoming certain inefficiencies that resulted from the system implementation at our Covenant Transport subsidiary in the second half of 2011.  These increases were partially offset by a 4.4% decrease of our average tractor fleet. Revenue and rates were positively impacted in the third and fourth quarters of 2012 as a result of project work related to hurricane Isaac and super storm Sandy.  Revenue specific to these disasters was approximately $3.0 million and our rates were positively impacted by approximately 2.0 cents per mile for the second half of 2012.

The decrease in Solutions' revenue in 2012 related primarily to a special project in 2011, where Solutions handled the nationwide launch of Allegra to the over-the-counter market, and the loss of a large agent in January 2012.

Recent modifications to the hours-of-service rules have decreased utilization and caused losses of efficiency of approximately 3% to 5%. As capacity tightens and volumes increase, these effects may become more pronounced as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We have experienced reduced revenue per tractor per week without a corresponding adjustment to rates, as we believe it will take time to obtain compensation from customers for the lost productivity and efficiency. If the economy improves and capacity tightens, we expect to receive year over year rate increases in fiscal 2014.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  As it relates to the comparison of expenses to the freight revenue, we believe removing fuel surcharge revenue, which is sometimes a volatile source of revenue, affords a more consistent basis for comparing the results of operations from period-to-period.  Nonetheless, freight revenue represents a non-GAAP financial measure.  Accordingly, undue reliance should not be placed on the discussion of freight revenue, and discussions of freight revenue should be considered in combination with discussions of total revenue.  For each expense item discussed below, we have provided a table setting forth the relevant expense first as a percentage of total revenue, and then as a percentage of freight revenue.

 Salaries, wages, and related expenses

	Year ended December 31,
	2013	2012	2011
Salaries, wages, and related expenses	$218,946	$217,080	$211,169
% of total revenue	32.0%	32.2%	32.4%
% of freight revenue	40.6%	41.2%	41.2%

Salaries, wages, and related expenses increased approximately $1.9 million, or 0.9%, for the year ended December 31, 2013, compared with 2012.  As a percentage of total revenue, salaries, wages, and related expenses remained relatively even at 32.0% of total revenue for the year ended December 31, 2013, as compared to 32.2% in 2012.  As a percentage of freight revenue, salaries, wages, and related expenses declined to 40.6% of freight revenue for the year ended December 31, 2013, from 41.2% in 2012. Salaries, wages, and related expenses increased approximately 2.5 cents per mile due to pay adjustments since 2012 and higher workers' compensation expense in 2013 at 3.0 cents per company mile compared to 2.8 cents in 2012, partially offset by an increase in the percentage of our fleet comprised of independent contractors, whose costs are included in the purchased transportation line item. Additionally, non-driver wages decreased as a result of decreased incentive compensation tied to our results of operations.

For the year ended December 31, 2012, salaries, wages, and related expenses increased approximately $5.9 million, or 2.8%, compared with 2011.  As a percentage of total revenue, salaries, wages, and related expenses decreased slightly to 32.2% of total revenue while remaining even as a percentage of freight revenue with the 2011 period. The decline as a percentage of total revenue is primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while the payments to them are included in the purchased transportation line item.  Driver pay increased approximately 2.6 cents per company tractor mile due to driver pay adjustments and the fixed nature of certain of our pay to student drivers and other driver incentives. Non-driver wages have also increased as a result of incentive compensation tied to our results of operations. Workers’ compensation expense was higher in 2012 at 2.8 cents per company mile, compared to 2.6 cents in 2011, as a result of adverse claims development.

Going forward, we believe these expenses could increase in absolute terms and as a percentage of revenue absent an increase in revenue to offset increased costs and absent any additional increases in independent contractors as a percentage of our total fleet.  In particular, we expect driver pay may further increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet, which could offset any driver pay increases. Increasing independent contractor capacity has shifted (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs. Additionally, we believe the aforementioned modifications to the hours-of-service regulations will continue to increase driver pay on a per mile basis, as such modifications, especially when combined with the tight driver market dynamics, will likely require that we compensate drivers for some portion of their lost productivity resulting from this regulatory change.

Fuel expense

	Year ended December 31,
	2013	2012	2011
Fuel expense	$186,002	$194,841	$208,693
% of total revenue	27.2%	28.9%	32.0%

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

	Year ended December 31,
	2013	2012	2011
Total fuel surcharge	$145,616	$146,819	$140,601
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	12,863	12,195	7,373
Company fuel surcharge revenue	$132,753	$134,624	$133,228
Total fuel expense	$186,002	$194,841	$208,693
Less: Company fuel surcharge revenue	132,753	134,624	133,228
Net fuel expense	$53,249	$60,217	$75,465
% of freight revenue	9.9%	11.4%	14.7%

Total fuel expense decreased approximately $8.8 million, or 4.5%, for the year ended December 31, 2013, compared with 2012.  As a percentage of total revenue, total fuel expense decreased to 27.2% of total revenue for the year ended December 31, 2013, from 28.9% in 2012. As a percentage of freight revenue, total fuel expense decreased to 34.5% of freight revenue for year ended December 31, 2013, from 36.9% in 2012.  These decreases are primarily related to the increase in the percentage of our fleet comprised of independent contractors, since they generate a similar amount of revenue per truck, while they pay the cost of their fuel. Additionally, we have experienced an increase in our average fuel miles per gallon during 2013 as a result of purchasing equipment with more fuel-efficient engines. We do pass through fuel surcharges to independent contractors and net the fuel surcharges we receive on miles our company trucks and independent contractors travel against fuel expense (and not purchased transportation) in the table above.  We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire impact of fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately 4.6 cents per gallon lower in 2013 than in 2012 and increased 12.8 cents per gallon (or 3.4%) in 2012, compared with 2011. Although fuel prices were higher in 2012, a combination of better fuel surcharge recovery, higher miles per gallon, and more gains from hedging resulted in 3.0 cents per company mile decrease in our per mile cost of fuel, net of company truck fuel surcharge compared with 2011.

Additionally, $0.6 million, $3.1 million, and $1.9 million of gains, during years ended December 31, 2013, 2012, and 2011, respectively, were reclassified from accumulated other comprehensive income to results of operations as a reduction in fuel expense, related to gains on fuel price hedging contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition to the amounts reclassified into our results of operations as reductions in fuel expense, on the contracts that existed at December 31, 2013, 2012, and 2011, we recorded approximately $0.1 million of favorable, $0.2 million of unfavorable, and no ineffectiveness for the years ended December 31, 2013, 2012, and 2011, respectively.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Net fuel expense decreased $7.0 million, or 11.6%, for the year ended December 31, 2013 compared to 2012 and $15.2 million, or 20.2%, for the year ended December 31, 2012 compared to 2011, respectively.  As a percentage of freight revenue, net fuel expense decreased 1.5% for the year ended December 31, 2013 compared 2012 and 3.3% for the year ended December 31, 2012 compared to 2011, respectively.  These decreases are primarily the result of improved miles per gallon due to new engine technology, improved fuel surcharge recovery on certain customers, and an increase in the average percentage of our fleet comprised of independent contractors.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), the percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.

Operations and maintenance

	Year ended December 31,
	2013	2012	2011
Operations and maintenance	$50,043	$45,839	$43,862
% of total revenue	7.3%	6.8%	6.7%
% of freight revenue	9.3%	8.7%	8.6%

Operations and maintenance increased approximately $4.2 million, or 9.2%, for the year ended December 31, 2013, compared with 2012.  As a percentage of total revenue, operations and maintenance increased to 7.3% of total revenue in 2013, from 6.8% in 2012.  As a percentage of freight revenue, operations and maintenance increased to 9.3% of freight revenue for 2013, from 8.7% in 2012. These increases were due primarily to additional repair expense for replacing diesel exhaust fluid particulate filters, an increase in the average age of tractors and trailers, and higher driver recruiting expenses.  Recruiting costs were higher in 2013 than in 2012 as a result of the tight capacity in the driver market and our efforts to fill unseated trucks.

For the year ended December 31, 2012, operations and maintenance increased $2.0 million, or 4.5%, compared with 2011.  As a percentage of total revenue, operations and maintenance remained relatively even at 6.8% of total revenue for the year ended December 31, 2012, from 6.7% in 2011. As a percentage of freight revenue, operations and maintenance remained relatively even in 2012 from 2011.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
	2013	2012	2011
Revenue equipment rentals and purchased transportation	$102,954	$85,010	$63,353
% of total revenue	15.0%	12.6%	9.7%
% of freight revenue	19.1%	16.1%	12.4%

Revenue equipment rentals and purchased transportation increased approximately $17.9 million, or 21.1%, for the year ended December 31, 2013, compared with 2012.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 15.0% of total revenue for the year ended December 31, 2013, from 12.6% in 2012.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 19.1% of freight revenue for the year ended December 31, 2013, from 16.1% in 2012. These increases were primarily the result of an $8.9 million increase in payments to third-party transportation providers related to growth of our Solutions subsidiary’s less-than-truckload consolidation service offering, a $2.5 million increase in payments to independent contractors, and a $3.1 million increase in tractor and trailer equipment rental expense. Payments to independent contractors increased year-over-year due to the increase in the average size of the independent contractor fleet and fuel surcharges passed through to independent contractors that are a component of the related expense, and increased miles per unit.  For the year ended December 31, 2013, miles run by independent contractors increased to 9.2% of our total miles from 8.7% for 2012.

For the year ended December 31, 2012, revenue equipment rentals and purchased transportation increased $21.7 million, or 34.2%, compared with 2011.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 12.6% of total revenue for the year ended December 31, 2012, from 9.7% in the same 2011 period.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 16.1% of freight revenue for the year ended December 31, 2012, from 12.4% in 2011. These increases were primarily the result of a $15.8 million increase in payments to independent contractors and a $4.7 million increase in tractor and trailer equipment rental expense. For the period ended December 31, 2012, miles run by independent contractors increased to 8.7% of our total miles from 5.4% for the same period of 2011. We financed approximately 607 tractors and 3,816 trailers under operating leases at December 31, 2012, compared with 350 tractors and 4,363 trailers under operating leases at December 31, 2011. In 2012, we reduced our trailer fleet in order to better match our number of tractors. The increase in payments to independent contractors in 2012 from 2011 is mainly due to an increase in the size of the independent contractor fleet and the increase in fuel surcharges passed through that are a component of the related expense.

This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions and the percentage of our fleet financed with operating leases, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. Additionally, we have enhanced our independent contractor lease purchase program, which we operate with TEL, and are actively recruiting independent contractors. As such, we expect the percentage of independent contractors in our fleet to grow throughout 2014, which could increase this line item as a percentage of revenue.

Operating taxes and licenses

	Year ended December 31,
	2013	2012	2011
Operating taxes and licenses	$10,969	$11,043	$12,148
% of total revenue	1.6%	1.6%	1.9%
% of freight revenue	2.0%	2.1%	2.4%

The change in operating taxes and licenses for the periods was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Year ended December 31,
	2013	2012	2011
Insurance and claims	$30,305	$33,133	$35,886
% of total revenue	4.4%	4.9%	5.5%
% of freight revenue	5.6%	6.3%	7.0%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims decreased approximately $2.8 million, or 8.5%, for year ended December 31, 2013, compared to 2012.  As a percentage of total revenue, insurance and claims decreased to 4.4% of total revenue for the year ended December 31, 2013, from 4.9% in 2012.  As a percentage of freight revenue, insurance and claims decreased to 5.6% of freight revenue for the year ended December 31, 2013, from 6.3% in 2012.  Insurance and claims per mile cost decreased to 9.1 cents per mile in 2013 from 9.7 cents per mile in 2012 due to improved safety performance, measured by accidents per million miles, and a reduction in loss development factors resulting from more disciplined claims management, while the 2012 year included a $4.0 million credit of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance. We did not commute the April 1, 2012 through March 31, 2013 policy. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

For the year ended December 31, 2012, insurance and claims decreased $2.8 million, or 7.7%, compared with 2011.  As a percentage of total revenue, insurance and claims decreased to 4.9% of total revenue for year ended December 31, 2012, from 5.5% in 2011.  As a percentage of freight revenue, insurance and claims decreased to 6.3% of freight revenue for the year ended December 31, 2012, from 7.0% in 2011. The cost per mile decreased to 9.7 cents per mile for the year ended 2012 from 10.2 cents per mile for 2011, primarily due to a credit of $4.0 million of previously expensed premium from our commutation of the April 1, 2011 through March 31, 2012 policy for our primary auto liability insurance. By commuting the policy, we received a credit of a portion of the premium in exchange for taking responsibility for the full amount of claims formerly covered by the policy, which exposes us to additional risk.

Communications and utilities

	Year ended December 31,
	2013	2012	2011
Communications and utilities	$5,240	$4,809	$5,137
% of total revenue	0.8%	0.7%	0.8%
% of freight revenue	1.0%	0.9%	1.0%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Year ended December 31,
	2013	2012	2011
General supplies and expenses	$16,002	$16,068	$15,627
% of total revenue	2.3%	2.4%	2.4%
% of freight revenue	3.0%	3.0%	3.1%

For the periods presented, the change in general supplies and expenses was not significant as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Year ended December 31,
	2013	2012	2011
Depreciation and amortization	$43,694	$43,222	$46,274
% of total revenue	6.4%	6.4%	7.1%
% of freight revenue	8.1%	8.2%	9.0%

Depreciation and amortization in 2013 increased $0.5 million, or 1.1%, compared with 2012.  As a percentage of total revenue, depreciation and amortization remained even with 2012 at 6.4% of total revenue for the year ended December 31, 2013.  As a percentage of freight revenue, depreciation and amortization decreased slightly to 8.1% of freight revenue for the year ended December 31, 2013, from 8.2% in 2012. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $3.6 million in 2013 from 2012, primarily because owned tractors decreased by 224 due to the use of operating leases and a reduction in our fleet size.  This was partially offset by increased cost of new tractors. Gains on the disposal of property and equipment, totaling $0.8 million in 2013 were $4.1 million lower than 2012 due to a $2.4 million gain on the sale of a terminal in 2012 and the used equipment market being less robust in 2013.  We expect gains on the sale of our used equipment to be less significant than those in the most recent years, assuming no significant changes in the macroeconomic environment and the related supply and demand of used equipment.  We also expect the cost of new revenue equipment to increase, largely due to the continued implementation of emissions requirements.  As a result, we expect to see an increase in depreciation and amortization going forward, absent an offsetting revenue increase.

For the year ended December 31, 2012, depreciation and amortization decreased $3.1 million, or 6.6%, compared with the 2011.  As a percentage of total revenue, depreciation and amortization decreased to 6.4% of total revenue for the year ended December 31, 2012, from 7.1% in 2011.  As a percentage of freight revenue, depreciation and amortization decreased to 8.2% of freight revenue for the year ended December 31, 2012, from 9.0% in 2011. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, decreased $4.9 million in 2012 from 2011, primarily because owned tractors decreased by 387 due to the use of operating leases and independent contractors.  This was partially offset by increased cost of new tractors. Gains on the disposal of property and equipment, totaling $4.9 million in 2012, including a $2.4 million gain on the sale of a terminal, were $1.8 million lower than 2011 due to fewer units being sold and the used equipment market being less robust in 2012.

Goodwill impairment

	Year ended December 31,
	2013	2012	2011
Goodwill impairment	$-	$-	$11,539

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

Other expense, net

	Year ended December 31,
	2013	2012	2011
Other expense, net	$10,397	$12,684	$16,053
% of total revenue	1.5%	1.9%	2.5%
% of freight revenue	1.9%	2.4%	3.1%

Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items, which decreased approximately $2.3 million, or 18.0%, for the year ended December 31, 2013, compared with 2012.  As a percentage of total revenue, other expense, net decreased to 1.5% of total revenue for the year ended December 31, 2013, from 1.9% in 2012.  As a percentage of freight revenue, other expense, net decreased to 1.9% of freight revenue for the year ended December 31, 2013, from 2.4% in 2012. The increased use of leases as opposed to on-balance sheet financing in the past twelve months resulted in less net debt (debt less cash) throughout the majority of the year ended December 31, 2013 and when combined with a reduced weighted average interest rate resulting from the amendment to our Credit Facility in January 2013, interest expense decreased year-over-year.

For the year ended December 31, 2012, other expense, net, decreased $3.4 million, or 21.0%, compared with 2011.  As a percentage of total revenue, other expense, net decreased to 1.9% of total revenue for the year ended December 31, 2012, from 2.5% for 2011.  As a percentage of freight revenue, other expense, net decreased to 2.5% of freight revenue for the year ended December 31, 2012, from 3.1% for 2011. The increase in the cash flow from operations and use of leases as opposed to on-balance sheet financing in the past twelve months resulted in $70.5 million less net debt (debt less cash) at December 31, 2012, when compared to December 31, 2011, and when combined with a reduced weighted average interest rate, interest expense decreased $3.5 million year-over-year.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Equity in income of affiliate

	Year ended December 31,
	2013	2012	2011
Equity in income of affiliate	$2,750	$1,875	$675

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the twelve months ended December 31, 2013 and 2012 and the seven months ended December 31, 2011. The increase in TEL’s contributions to our results is the result of their growth in both leasing and truck sales.  Given TEL’s growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense (benefit)

	Year ended December 31,
	2013	2012	2011
Income tax expense (benefit)	$7,503	$6,335	$(2,172)
% of total revenue	1.1%	0.9%	(0.3%)
% of freight revenue	1.4%	1.2%	(0.4%)

The difference in the tax expense recognized in the 2013 period compared to the tax expense recognized in 2012 is primarily related to adding $0.8 million to the valuation allowance in 2013 versus relieving the valuation allowance by $0.3 million in the 2012 year, partially offset by increased pre-tax income in 2012.

For the year ended December 31, 2012, the difference in the tax expense recognized compared to tax benefit recognized in the 2011 period is primarily related to the $28.8 million increase in the pre-tax income in the 2012 year compared to the 2011 period, resulting from the aforementioned improvements in operating income, reduced interest expense, the goodwill impairment in 2011, and the increase in the contribution from TEL’s earnings.

The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

We have one reportable segment, asset-based truckload services ("Truckload"). In addition, our Covenant Transport Solutions ("Solutions") subsidiary has several service offerings ancillary to our asset-based Truckload services, including: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other".  The operation of each of these businesses is described in our notes to Item 1 of Part 1 of this Annual Report on Form 10-K.

“Unallocated Corporate Overhead” includes costs that are incidental to our activities and are not specifically allocated to one of the segments. The following table summarizes financial and operating data by segment:

	Year ended December 31,
(in thousands)	2013	2012	2011
Revenues:
Truckload	$644,403	$647,986	$625,252
Other	40,146	26,268	27,375
Total	$684,549	$674,254	$652,627
Operating Income (loss):
Truckload	$27,746	$34,185	$10,438
Other	1,271	(741)	1,687
Unallocated Corporate Overhead	(8,623)	(10,235)	(13,186)
Total	$20,394	$23,209	$(1,061)

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Our Truckload revenue decreased $3.6 million, as freight revenue declined $2.4 million and fuel surcharge revenue decreased $1.2 million. These decreases were the result of a 4.1% decrease in our average tractor fleet, partially offset by average freight revenue per total mile increasing by 2.4 cents per mile compared to 2012. Truckload operating costs per mile increased approximately 3.3 cents per mile compared to 2012, even considering the $2.4 million related to the gain on sale of a terminal in 2012 providing for operating income of $27.7 million or $6.4 million lower for 2013 than 2012.

Other total revenue increased $13.9 million in 2013 compared to 2012 and operating income increased $2.0 million for the same period.  These improvements are primarily due to the growth of certain newer service offerings, including less-than-truckload consolidation services and accounts receivable factoring, as well as efficiencies gained in capturing the additional freight revenue from overflow freight from our Truckload operations.

The fluctuation in unallocated corporate overhead is primarily the result of the policy release credit recorded in the second quarter of 2012, related to our commutation of the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

For the twelve months ended December 31, 2012, the increase in Truckload revenue relates to an 8.2% increase in our freight revenue per tractor. Average freight revenue per tractor per week increased to $3,320 during the 2012 year from $3,069 during the 2011 year.  Average freight revenue per total mile increased by 8.4 cents per mile (or 6.1%) compared to the 2011 year, while average miles per unit increased by 2.0%. Rates have continued to increase, as a result of increases required to offset increasing costs and to bring rates back from the recessionary environment in the prior year, as well as the result of supply and demand metrics within the markets in which we operate and related concerns about future capacity constraints.  The main factors favorably impacting utilization were a decrease in fleet size, the percentage of our fleet comprised of team-driven tractors, and a shorter length of haul.  These increases were partially offset by a 4.4% decrease of our average tractor fleet.

Our Truckload operating income was $34.2 million or $23.7 million higher for 2012 than 2011, primarily as a result of the $11.5 million goodwill impairment in the third quarter of 2011.  Additionally, we fully overcame the inefficiencies that resulted from the system implementation at our Covenant Transport subsidiary in the second half of 2011.  We also experienced rate and utilization improvements that outpaced our increased costs.

Other total revenue decreased $1.1 million in 2012 compared to 2011 and operating income decreased $2.4 million for the same period.  These declines related to the loss of an agent early in 2012 and a decrease in the number of special projects, including the nationwide launch of Allegra to the over-the-counter market in 2011 and several large seasonal projects. Additionally, Solutions added less-than-truckload and accounts receivable factoring service offerings, requiring investment in additional personnel and related startup expenses to expand the capacity and range of services offered to our customers. These items combined to negatively impact Solutions’ profitability.

The fluctuation in unallocated corporate overhead is primarily the result of the policy release credit recorded in the second quarter of 2012, related to our commutation of the April 1, 2011 through March 31, 2012 policy year of our primary auto liability insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at December 31, 2013, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had positive working capital (total current assets less total current liabilities) of $14.1 million and a working capital deficit of $20.0 million at December 31, 2013 and 2012, respectively.  Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases.  When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset.  Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital.  We believe our previous working capital deficit had little impact on our liquidity.  Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We had $7.0 million of borrowings outstanding under the Credit Facility as of December 31, 2013, undrawn letters of credit outstanding of approximately $39.0 million, and available borrowing capacity of $44.1 million. Our intra-period borrowings under the Credit Facility have ranged between $2.9 million and $12.2 million during the fourth quarter of 2013 and between less than $0.1 million and $18.0 million during 2013. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.  The amendment to our Credit Facility completed in January 2013, as discussed below, includes several favorable provisions that enhance our liquidity and provide flexibility related to capital decisions.

With an average fleet age of 1.9 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.

Cash Flows

Net cash flows provided by operating activities were $40.4 million in 2013 compared with $55.1 million in 2012.  The 2012 year included a $4.0 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2012 associated with commuting an auto liability policy.  The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2012 and amortized it over the term of the policy.  Depreciation and amortization was lower in 2013, primarily due to having fewer owned tractors at December 31, 2013 compared to 2012, while gain on the sale of property and equipment was also lower as the result of a less robust used equipment market, as well as the sale of a terminal property during 2012 that provided for a $2.4 million pre-tax gain. The increase in accounts receivable related to an $8.0 million increase in receivables associated with the growth in our Solutions subsidiary, including its accounts receivable factoring business and higher freight revenue and fuel surcharge revenue during December 2013 compared to December 2012.  These increases were partially offset by a $2.8 million decrease in our other long-term receivables at December 31, 2013, compared to 2012, as well as an improvement in our days sales outstanding. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payment of various accrued expenses, including payment in 2013 of incentive compensation related to the achievement of 2012 performance targets with no such related payments in 2012. The fluctuation in cash flows associated with insurance and claims accruals relates to lower expense in 2013, excluding the aforementioned 2012 policy release credit, which was largely driven by improvement from 2012 in the annual DOT accident rate per million miles.

Investing activities during 2013 used $84.4 million of cash flows compared to providing $13.2 million of cash flows in 2012.  The substantial difference in net cash flows related to purchasing approximately 1,054 new tractors and disposing of 800 tractors in 2013, compared with purchasing approximately 425 new tractors and disposing of 650 tractors in 2012.  Of such additions, approximately 50 and 260 were tractors financed under operating leases in 2013 and 2012, respectively. With an average fleet age of 1.9 years, we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.  Our 2013 net capital expenditures, including capital leases, were $92.0 million.  Our equipment plan for 2014 includes the delivery of approximately 950 new tractors and the disposal of approximately 1,250 tractors. We expect our 2014 truck count to remain relatively even with that of 2013. We have not finalized our decisions on how to finance these transactions; however, the financing decision as well as our success in adding independent contractors will impact cash flows from investing activities in 2014.  However, we anticipate our 2014 net capital expenditures will be significantly less than 2013.  Additionally, during 2013 we paid out $0.5 million in earn-out payments to TEL, our equity method investee, compared to 2012, during which we paid out $2.9 million in earn-out payments to TEL, of which $1.0 million related to earn-out payments earned in 2011, but not paid until 2012 and $1.9 million earned and paid in 2012.  We also received an equity distribution from TEL for $0.1 million and $0.3 million during 2013 and 2012, respectively, that was distributed to each member based on its respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings. Additionally, the purchase option associated with our investment in TEL could impact our cash flows from investing activities, should it be exercised.

The changes in net cash flows provided by financing activities were a function of a $22.9 million period-over-period change in the cash flows associated with the 2013 net borrowings and 2012 net repayments on our Credit Facility, which is directly related to the additional cash outflows from investing activities discussed above. Additionally, proceeds from new notes payable, offset by repayments of notes payable and capital leases, provided $45.5 million in 2013, compared to using $51.7 million in 2012, primarily related to the purchase of a significant number of new tractors, as discussed above.

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

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of December 31, 2013, there was no fixed charge coverage requirement.  Following the effectiveness of the eighth amendment, the applicable margin was changed as follows:

New Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $75,000,000.50%		1.50%	1.50%
II	≤ $75,000,000 but >$50,000,000.75%		1.75%	1.75%
III	≤ $50,000,000 but >$25,000,000	1.00%	2.00%	2.00%
IV	≤ $25,000,000	1.25%	2.25%	2.25%

Prior Pricing

Level	Average Excess Availability	Base Rate Loans	LIBOR Loans
I	>$70,000,000	1.25%	2.25%
II	≤$70,000,000 but >$35,000,000	1.50%	2.50%
III	≤$35,000,000 but >$20,000,000	1.75%	2.75%
IV	≤$20,000,000 but >$10,000,000	2.00%	3.00%
V	≤$10,000,000	2.25%	3.25%

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $7.0 million of borrowings outstanding under the Credit Facility as of December 31, 2013, undrawn letters of credit outstanding of approximately $39.0 million, and available borrowing capacity of $44.1 million.  The interest rate on outstanding borrowings as of December 31, 2013 was 5.0% on base rate loans and 2.3% on LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2013 terminate in January 2014 through September 2020 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2014 to June 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $192.5 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual cash obligations and commitments as of December 31, 2013:

Payments due by period: (in thousands)	Total	2014 (less than 1 year)	2015 (1-3 years)	2016 (1-3 years)	2017 (3-5 years)	2018 (3-5 years)	More than 5 years
Credit Facility, including interest (1)	$7,010	$-	$-	$-	$7,010	$-	$-
Revenue equipment and property installment notes, including interest (2)	$227,103	$51,829	$48,764	$47,653	$36,395	$38,445	$4,017
Operating leases (3)	$96,863	$23,731	$21,382	$16,460	$8,287	$5,195	$21,808
Capital leases (4)	$24,117	$9,741	$4,352	$3,876	$990	$990	$4,168
Lease residual value guarantees	$9,884	$-	$-	$5,711	$2,961	$1,212	$-
Purchase obligations (5)	$225	$225	$-	$-	$-	$-	$-
Total contractual cash obligations (6)	$365,202	$85,526	$74,498	$73,700	$55,643	$45,842	$29,993

(1)
Represents principal and interest payments owed at December 31, 2013. The borrowings consist of draws under our Credit Facility, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2013, was utilized. The table assumes long-term debt is held to maturity. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(2)
Represents principal and interest payments owed at December 31, 2013. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates, except for a variable rate real estate note, for which the interest rate and principal amount in place at December 31, 2013, was utilized. The table assumes these installment notes are held to maturity. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

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

(4)
Represents principal and interest payments owed at December 31, 2013.  The borrowings consist of capital leases with several finance companies, with fixed borrowing amounts and fixed interest rates. Borrowings in 2014 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(5)
Represents purchase obligations for revenue equipment totaling approximately $0.2 million in 2014. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 7 and 8, "Debt" and "Leases," respectively, of the accompanying consolidated financial statements for further information.

(6)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.

Off-Balance Sheet Arrangements

Operating leases are an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At December 31, 2013, we had financed 655 tractors and 3,428 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $22.8 million in 2013, compared with $19.7 million in 2012, as we moved to financing new revenue equipment purchases with off-balance sheet financing. The total present value of remaining payments under operating leases as of December 31, 2013, was approximately $78.9 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The undiscounted value of the residual guarantees are approximately $9.9 million and $9.2 million at December 31, 2013 and 2012, respectively. The residual guarantees at December 31, 2013 expire between 2016 and 2018. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

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

Revenue generated by our Solutions subsidiary is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Solutions revenue includes $1.7 million and $0.8 million of revenue in 2013 and 2012, respectively, related to an accounts receivable factoring business started in 2012 to supplement several aspects of our non-asset operations. Revenue for this business is recognized on a net basis, given we are acting as an agent and are not the primary obligor in these transactions.

Depreciation of Revenue Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 26% of their cost and new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

In 2013, 2012, and 2011, we generated net gains on revenue equipment, including assets held for sale, of $0.8 million, $4.9 million (including a $2.4 million gain on the sale of a terminal property), and $6.7 million, respectively.  We review salvage values of our revenue equipment annually and adjust as needed based on trends in the used equipment market, to ensure the assets are being depreciated to amounts that represent updated estimates of their fair value at disposal.

We lease certain revenue equipment under capital leases with terms of 60 to 84 months. Amortization of leased assets is included in depreciation and amortization expense.

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

Although a portion of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers, some tractors and substantially all of our owned trailers continue to be subject to fluctuations in market prices for used revenue equipment. Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment. Further declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment. Historically, only a de minimus percentage of our equipment has been sold back to the dealers pursuant to the trade back agreements as we have generally found that market prices exceeded the trade back allowances, although in recent years, trade back allowances have increased as a result of the increasing cost of the underlying equipment.

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers total $1.0 million and $0.5 million at December 31, 2013 and 2012, respectively, and are included in drivers’ advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $0.6 million and $3.4 million at December 31, 2013 and 2012, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Our casualty insurance self-insured retention limit for the primary excess layer of casualty is no more than $1.0 million. Effective April 1, 2013, the policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the three-year period ended March 31, 2016. Our prior aggregate casualty policy for the three years ended March 31, 2013, included a similar $9.0 million limit per claim and $18.0 million annual limit, with a $27.0 million limit for the three years. Our excess policies cover up to $30.0 million per claim, subject to certain aggregate limits. In addition, our current auto liability policy includes a policy release premium refund of $13.0 million, less any amounts paid on claims by the insurer, for the three years ended March 31, 2016, if we were to commute the policy for the entire three years. A decision with respect to commutation of the policy cannot be made before April 1, 2016 and must be made by June 30, 2016. Management cannot predict whether or not the policy will be commuted, and accordingly, no related amounts were recorded in 2013.  The previous three-year casualty policy, which expired on March 31, 2013, provided for an annual commutation if certain losses were not met and we elected to commute the policy.  The policies for the twelve months ending March 31, 2013 and March 31, 2011 were not commuted; however, in June 2012 we commuted the policy for the April 1, 2011 through March 31, 2012 policy year and as such are responsible for all claims that occurred during that policy year, excluding any claims between $10.0 million and $20.0 million, should such a claim develop. We received a $4.0 million non-cash credit in 2012 related to the commutation, that off-set premiums in 2013 and accordingly reduced our insurance and claims expense.

We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.3 million.  We purchase coverage on an occurrence/per claim basis for any cargo losses in the $0.3 million to $2.0 million layer, with our contracts generally excluding the value of any cargo in excess of $2.0 million. We also maintain a self-insured group medical plan for our Covenant Transport, Solutions, Star, and corporate employees, with annual per individual claimant stop-loss deductible of $0.4 million, while SRT offers a fully insured group health program to its employees. We are completely self-insured for physical damage to our own tractors and trailers.

If claims development factors that are based upon historical experience change by 10%, our claims accrual as of December 31, 2013, would change by approximately $3.1 million.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee. Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance- and market-based awards, respectively, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance and market targets, respectively, and adjustments are made as appropriate. Awards that are only subject to time vesting provisions are amortized using the straight-line method.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. Included in accounts receivable is $13.0 million of factoring receivables at December 31, 2013, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At December 31, 2013, the retained amounts related to factored receivables totaled $1.0 million and were included in accounts payable in the consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2013, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Derivative Instruments and Hedging Activities

We periodically utilize derivative instruments to manage exposure to changes in fuel prices.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  We record derivative financial instruments in the balance sheet as either an asset or liability at fair value. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. The effective portion of changes in the fair value of derivatives are recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion is recorded in other income or expense. Based on the amounts in accumulated other comprehensive income as of December 31, 2013, and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $1.0 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.  At December 31, 2013, we had forward futures swap contracts on approximately 13.6 million gallons of diesel to be purchased in 2014, or approximately 25% of our projected annual 2014 fuel requirements, and approximately 6.0 million gallons to be purchased in 2015, or approximately 10% of our projected annual 2015 fuel requirements. While the value of our hedges was approximately $1.4 million at December 31, 2013, there has been volatility in the petroleum markets, which we expect to continue into 2014. As a result, we expect volatility in the price we pay for fuel and the value of the hedges.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Effective for fiscal years beginning after December 15, 2012, the Fnancial Accounting Standards Boad ("FASB") revised accounting guidance relating to the reporting of items reclassified out of accumulated other comprehensive income. We adopted this guidance in the first quarter of 2013 and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information, see Note 14, "Accumulated Other Comprehensive Income" of the accompanying consolidated financial statements. This accounting guidance only impacted presentation and did not have an impact on our consolidated balance sheets, results of operations, comprehensive income, stockholders' equity or cash flows.

Presentation of Comprehensive Income (Loss)

In June 2011, FASB issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income and is effective retrospectively for fiscal years beginning after December 15, 2011. We adopted this standard in 2012 and have presented comprehensive income in our Consolidated Statements of Comprehensive Income (Loss). This accounting guidance only impacted presentation and did not have an impact on our consolidated balance sheets, results of operations, comprehensive income, stockholders' equity or cash flows.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past four years, the most significant effects of inflation have been on revenue equipment prices and fuel prices. New emissions control regulations and increases in commodity prices, wages of manufacturing workers, and other items have resulted in higher tractor prices.  The cost of fuel has been extremely volatile over the last several years, with costs decreasing slightly in 2013 from 2012 after trending upward in 2012, 2011, and 2010 following a reprieve in 2009 from the record high prices in 2008. We believe at least some of this volatility primarily reflects the weak U.S. dollar, increased Asian demand for petroleum products, and unrest in certain oil-producing countries.  As the United States and global economies recover, we believe that prices will likely increase as a result of inflationary pressure. We have attempted to limit the effects of inflation through certain cost control efforts and limiting the effects of fuel prices through fuel surcharges. Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability. We impose fuel surcharges on substantially all accounts. These arrangements generally do not fully protect us from fuel price increases and also may prevent us from receiving the full benefit of any fuel price decreases. We may be forced to make cash payments under our hedging arrangements and the absence of meaningful fuel price protection through these arrangements could adversely affect our profitability. The cost of engines used in our tractors are subject to emissions control regulations, which have substantially increased our capital costs since additional and more stringent regulation began in 2002. As of December 31, 2013, almost 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 97.8% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010. Compliance with such regulations has increased and in our estimation will continue to increase the cost of new tractors, may not provide fuel mileage increases proportionate to the increase in the cost of equipment, and could increase our operations and maintenance expense. These adverse effects and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations as the regulations impact our business through new tractor purchases.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments during the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. Our equipment utilization typically improves substantially between May and October of each year because of the trucking industry's seasonal shortage of equipment on traffic originating in California and because of general increases in shipping demand during those months. Prior to the recession that began in 2008, during September and October, business generally increased as a result of increased retail merchandise shipped in anticipation of the holidays. This historical trend has been less pronounced over the past several years, as we have seen increases in demand at varying times, specifically March through June, based primarily on restocking required to replenish inventories that have been held significantly lower than historical averages, and surges between Thanksgiving and Christmas resulting from holiday shopping trends toward delivery of gifts purchased over the Internet.

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures. Because our operations are mostly confined to the United States, we are not subject to a material amount of foreign currency risk.

COMMODITY PRICE RISK

We are subject to risks associated with the availability and price of fuel, which are subject to political, economic, and market factors that are outside of our control. We also may be adversely affected by the timing and degree of fluctuations in fuel prices. Our fuel surcharge program mitigates the effect of rising fuel prices but does not always result in fully recovering the increase in our cost of fuel.  In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather, and due to fluctuations in the price of fuel between the fuel surcharge's benchmark index reset.

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

At December 31, 2013, we had forward futures swap contracts on approximately 13.6 million gallons of diesel to be purchased in 2014, or approximately 25% of our projected annual 2014 fuel requirements, and approximately 6.0 million gallons to be purchased in 2015, or approximately 10% of our projected annual 2015 fuel requirements.

Based on the amounts in accumulated other comprehensive income as of December 31, 2013 and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $1.0 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

The aggregate result of our various hedging activities related initiatives provided for a reduction of $0.6 million, $3.1 million, and $1.9 million in fuel costs in 2013, 2012, and 2011, respectively. Based on our expected fuel consumption for 2014, a one dollar change in the related price of heating oil or diesel per gallon would change our net fuel expense by an insignificant amount, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.  This sensitivity analysis considers that we purchase approximately 55.0 million gallons of diesel annually, on which we recovered 78.3% of the cost in 2013. Assuming our fuel surcharge recovery is consistent in 2014, this leaves 12.0 million gallons that are not covered by the natural hedge created by our fuel surcharges.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might raise. Of our total $235.5 million of debt, we had $10.9 million of variable rate debt outstanding at December 31, 2013, including both our Credit Facility and a real-estate note whereas at December 31, 2012, of our total $174.9 million of debt, we had $2.3 million of variable rate debt outstanding, including our Credit Facility and a real-estate note. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pre-tax earnings by approximately $0.1 million and less than $0.1 million as of December 31, 2013 and 2012, respectively. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense. As of December 31, 2013, we had no derivative financial instruments to reduce our exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2013 and 2012, and the related statements of operations, statements of comprehensive income (loss), statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2013, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm as of December 31, 2013 and 2012, for each of the years in the three year period ended December 31, 2013 are set forth at pages 46 through 71 elsewhere in this report.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in or disagreement with accountants on accounting or financial disclosure during our two most recent fiscal years.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, an Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement is not incorporated by reference.

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

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2013, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans	220,556	(1)	$14.98	-
approved by security holders	777,347	(2)	$-	748,809
Equity compensation plans not approved by security holders	-		-	-
Total	997,903		$14.98	748,809

(1)	Stock options granted under our 1994, 2003, and 2006 Incentive Plans.
(2)	Restricted stock granted under the 2006 Omnibus Incentive Plan, as amended.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm	46
		Consolidated Balance Sheets	47
		Consolidated Statements of Operations	48
		Consolidated Statements of Comprehensive Income (Loss)	49
		Consolidated Statements of Stockholders' Equity	50
		Consolidated Statements of Cash Flows	51
		Notes to Consolidated Financial Statements	53

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report.  Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
3.2		Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011)
4.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
4.2		Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011)
10.1
Master Lease Agreement, dated April 15, 2003, between Transport International Pool, Inc. and Covenant Transport, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q/A, filed October 31, 2003)

10.2	*
Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 5, 2004)

10.3
Lease Agreement, dated April 3, 2006, between Covenant Transport, Inc., a Tennessee corporation, and CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K, filed March 30, 2010)

10.4
Lease Guaranty, dated April 3, 2006, by Covenant Transport, Inc., a Tennessee corporation, for the benefit of CT Chattanooga TN, LLC (Incorporated by reference to Exhibit 10.20 to the Company's Report on Form 8-K, filed April 7, 2006)

10.5	*	Form of Restricted Stock Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q, filed August 9, 2006)
10.6	*
Form of Restricted Stock Special Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q, filed August 9, 2006)

10.7	*	Form of Incentive Stock Option Award Notice under the Covenant Transport, Inc. 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q, filed August 9, 2006)
10.8		Form of Lease Agreement (Open End) used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed August 11, 2008)
10.9		Amendment to Lease Agreement (Open End) used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed August 11, 2008)

10.10		Form of Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, filed August 11, 2008)
10.11		Amendment to Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, filed August 11, 2008)
10.12
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

10.13	*	Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed April 19, 2013)
10.14
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 27, 2009 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 15, 2009)

10.15
Second Amendment to Third Amended and Restated Credit Agreement, dated February 25, 2010, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 17, 2010)

10.16
Third Amendment to Third Amended and Restated Credit Agreement dated July 30, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2010)

10.17
Fourth Amendment to Third Amended and Restated Credit Agreement dated August 31, 2010 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 9, 2010)

10.18
Letter Agreement, dated October 28, 2010, among Transport International Pool, Inc., Covenant Transport, Inc. and CTG Leasing Company (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K, filed March 1, 2011)

10.19
Fifth Amendment to Third Amended and Restated Credit Agreement dated September 1, 2011 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed October 28, 2011)

10.20
Sixth Amendment to Third Amended and Restated Credit Agreement dated effective as of October 24, 2011 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K, filed October 28, 2011)

10.21
Seventh Amendment to Third Amended and Restated Credit Agreement dated effective as of March 29, 2012 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed April 2, 2012)

10.22
Eighth Amendment to Third Amended and Restated Credit Agreement dated effective as of December 31, 2012 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed January 31, 2013)

10.23	*	Description of Director Compensation Program (Incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K, filed March 28, 2013)
10.24	*	Description of 2013 Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 15, 2013)

21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	#	Consent of Independent Auditor – Lattimore Black Morgan & Cain, PC
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
99	#	Financial Statements of Transport Enterprise Leasing, LLC
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

References:

#	Filed herewith
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 18, 2014	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 18, 2014
David R. Parker
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	March 18, 2014
Richard B. Cribbs
Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ M. Paul Bunn	March 18, 2014
M. Paul Bunn
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	March 18, 2014
Bradley A. Moline
Director

/s/ William T. Alt	March 18, 2014
William T. Alt
Director

/s/ Robert E. Bosworth	March 18, 2014
Robert E. Bosworth
Director

/s/ Niel B. Nielson	March 18, 2014
Niel B. Nielson
Director

/s/ Herbert J. Schmidt	March 18, 2014
Herbert J. Schmidt
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Atlanta, Georgia
March 18, 2014

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND 2012 (In thousands, except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,263	$6,846
Accounts receivable, net of allowance of $1,736 in 2013 and $1,729 in 2012	81,242	76,220
Drivers' advances and other receivables, net of allowance of $1,337 in 2013 and $1,041 in 2012	5,356	3,851
Inventory and supplies	4,718	4,550
Prepaid expenses	10,418	8,244
Assets held for sale	7,073	3,898
Deferred income taxes	5,234	4,642
Income taxes receivable	146	59
Total current assets	123,450	108,310

Property and equipment, at cost	462,376	419,947
Less: accumulated depreciation and amortization	(132,768)	(140,930)
Net property and equipment	329,608	279,017

Other assets, net	13,364	12,905

Total assets	$466,422	$400,232
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$2,918	$8,261
Accounts payable	8,322	10,035
Accrued expenses	28,185	27,884
Current maturities of long-term debt	44,070	63,636
Current portion of capital lease obligations	8,732	2,091
Current portion of insurance and claims accrual	17,151	16,383
Total current liabilities	109,378	128,290

Long-term debt	169,491	95,214
Long-term portion of capital lease obligations	13,186	14,003
Insurance and claims accrual	13,601	16,768
Deferred income taxes	59,077	49,837
Other long-term liabilities	1,329	1,447
Total liabilities	366,062	305,559
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; 12,559,703 and 12,409,447 outstanding as of December 31, 2013 and 2012, respectively	145	143
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	88,620	90,328
Treasury stock at cost; 909,387 and 1,059,643 shares as of December 31, 2013 and 2012, respectively	(12,319)	(13,955)
Accumulated other comprehensive income	833	320
Retained earnings	23,057	17,813
Total stockholders' equity	100,360	94,673
Total liabilities and stockholders' equity	$466,422	$400,232

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (In thousands, except per share data)

	2013	2012	2011
Revenues
Freight revenue	$538,933	$527,435	$512,026
Fuel surcharge revenue	145,616	146,819	140,601
Total revenue	$684,549	$674,254	$652,627

Operating expenses:
Salaries, wages, and related expenses	218,946	217,080	211,169
Fuel expense	186,002	194,841	208,693
Operations and maintenance	50,043	45,839	43,862
Revenue equipment rentals and purchased transportation	102,954	85,010	63,353
Operating taxes and licenses	10,969	11,043	12,148
Insurance and claims	30,305	33,133	35,886
Communications and utilities	5,240	4,809	5,137
General supplies and expenses	16,002	16,068	15,627
Depreciation and amortization, including gains and losses on disposition of equipment	43,694	43,222	46,274
Goodwill impairment	-	-	11,539
Total operating expenses	664,155	651,045	653,688
Operating income (loss)	20,394	23,209	(1,061)
Other expenses (income):
Interest expense	10,400	12,697	16,208
Interest income	-	-	(32)
Other	(3)	(13)	(123)
Other expenses, net	10,397	12,684	16,053
Equity in income of affiliate	2,750	1,875	675
Income (loss) before income taxes	12,747	12,400	(16,439)
Income tax expense (benefit)	7,503	6,335	(2,172)
Net income (loss)	$5,244	$6,065	$(14,267)

Income (loss) per share:
Basic income (loss) per share:	$0.35	$0.41	$(0.97)

Diluted income (loss) per share:	$0.35	$0.41	$(0.97)

Basic weighted average shares outstanding	14,837	14,742	14,689

Diluted weighted average shares outstanding	15,039	14,808	14,689

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(In thousands)

	2013	2012	2011

Net income (loss)	$5,244	$6,065	$(14,267)

Other comprehensive income (loss):
Unrealized gain on effective portion of fuel hedges, net of tax of $567, $2,100, and $935 in 2013, 2012 and 2011 , respectively	909	3,369	1,500

Reclassification of fuel hedge gains into statement of operations, net of tax of $247, $1,932, and $1,200 in 2013, 2012, and 2011, respectively	(396)	(3,099)	(1,926)
Total other comprehensive income (loss)	513	270	(426)

Comprehensive income (loss)	$5,757	$6,335	$(14,693)

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(In thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In Capital	Treasury Stock	Comprehensive Income	Retained Earnings	Stockholders' Equity
	Class A	Class B

Balances at December 31, 2010	$140	$24	$90,842	$(16,799)	$476	$26,015	$100,698
Net loss	-	-	-	-	-	(14,267)	(14,267)
Other comprehensive loss	-	-	-	-	(426)	-	(426)
Income tax benefit arising from restricted stock vesting	-	-	432	-	-	-	432
Stock-based employee compensation cost	-	-	1,026	-	-	-	1,026
Issuance of restricted stock, net	3	-	(2,765)	2,354	-	-	(408)
Balances at December 31, 2011	$143	$24	$89,535	$(14,445)	$50	$11,748	$87,055
Net income	-	-	-	-	-	6,065	6,065
Other comprehensive income	-	-	-	-	270	-	270
Stock-based employee compensation cost	-	-	1,184	-	-	-	1,184
Issuance of restricted stock, net	-	-	(391)	490	-	-	99
Balances at December 31, 2012	$143	$24	$90,328	$(13,955)	$320	$17,813	$94,673
Net income	-	-	-	-	-	5,244	5,244
Other comprehensive income	-	-	-	-	513	-	513
Stock-based employee compensation expense	-	-	690	-	-	-	690
Reversal of previously recognized stock-based employee compensation expense	-	-	(409)	-	-	-	(409)
Issuance of restricted shares, net	2	-	(1,878)	1,636	-	-	(240)
Income tax deficit arising from restricted share vesting	-	-	(111)	-	-	-	(111)
Balances at December 31, 2013	$145	$24	$88,620	$(12,319)	$833	$23,057	$100,360

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,244	$6,065	$(14,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	457	904	713
Deferred gain on sales of equipment to affiliate	81	198	562
Depreciation and amortization	44,457	48,135	53,001
Goodwill impairment	-	-	11,539
Amortization of deferred financing fees	245	492	414
Reversal into earnings of deferred gain on fuel hedge	-	-	(773)
Unrealized gain on ineffective portion of fuel hedges	(55)	-	-
Income tax deficit (benefit) arising from restricted share vesting	111	-	(432)
Casualty premium credit	-	(4,000)	-
Equity in income of affiliate	(2,750)	(1,875)	(675)
Deferred income tax expense (benefit)	8,217	6,735	(2,158)
Gain on disposition of property and equipment	(763)	(4,913)	(6,727)
Stock-based compensation expense	381	1,284	1,226
Changes in operating assets and liabilities:
Receivables and advances	(4,312)	(10,415)	(4,348)
Prepaid expenses and other assets	(2,014)	4,630	1,513
Inventory and supplies	(168)	61	(130)
Insurance and claims accrual	(2,399)	3,979	1,056
Accounts payable and accrued expenses	(6,287)	3,821	(8,453)
Net cash flows provided by operating activities	40,445	55,101	32,061

Cash flows from investing activities:
Acquisition of property and equipment	(135,896)	(41,787)	(114,800)
Investment in affiliated company	(500)	(2,900)	(1,500)
Return of investment in affiliated company	65	316	241
Proceeds from disposition of property and equipment	51,930	57,525	65,318
Net cash flows (used in) provided by investing activities	(84,401)	13,154	(50,741)

Cash flows from financing activities:
Payment of minimum tax withholdings on stock compensation	(340)	(9)	(561)
Proceeds (repayments) from/of borrowings under revolving credit facility, net	7,005	(15,885)	15,869
Repayments of capital lease obligation	(2,186)	(1,992)	(1,651)
Change in checks outstanding in excess of bank balances	(5,343)	2,298	1,168
Proceeds from issuance of notes payable	134,192	26,395	85,152
Repayments of notes payable	(86,488)	(76,085)	(86,938)
Debt refinancing costs	(356)	(26)	(257)
Income tax (deficit) benefit arising from restricted share vesting	(111)	-	432
Net cash flows provided by (used in) financing activities	46,373	(65,304)	13,214

Net change in cash and cash equivalents	2,417	2,951	(5,466)

Cash and cash equivalents at beginning of year	6,846	3,895	9,361
Cash and cash equivalents at end of year	$9,263	$6,846	$3,895

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$10,328	$12,967	$16,236
Income taxes	$320	$342	$(295)
Equipment purchased under capital leases	$8,010	$-	$4,920
Accrued investment in TEL	$-	$500	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Segments

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly-owned subsidiaries offers truckload transportation and brokerage services to customers throughout the continental United States.

We have one reportable segment, our asset-based truckload services ("Truckload").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long haul and regional temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

In addition, our Covenant Transport Solutions, Inc. ("Solutions") subsidiary has several service offerings ancillary to our asset-based Truckload services, including: (i) freight brokerage service through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring.  The operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a holding company incorporated in the state of  Nevada in 1994, and its wholly-owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, Inc., a Nevada corporation; CTG Leasing Company, a Nevada corporation; and IQS Insurance Retention Group, Inc., a Vermont corporation.

References in this report to "it," "we," "us," "our," the "Company," and similar expressions refer to Covenant Transportation Group, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Transport Enterprise Leasing, LLC

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

On a periodic basis, we assess whether there are any indicators that the fair value of our investment in TEL may be impaired. The investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment. As a result of TEL’s 2013 and 2012 earnings, no impairment indicators were noted that would provide for impairment of our investment.

Revenue Recognition

Revenue, drivers' wages, and other direct operating expenses generated by our Truckload reportable segment are recognized on the date shipments are delivered to the customer. Revenue includes transportation revenue, fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services.

Revenue generated by our Solutions subsidiary is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Solutions revenue includes $1.7 million and $0.8 million of revenue in 2013 and 2012, respectively, related to an accounts receivable factoring business started in 2012 to supplement several aspects of our non-asset operations. Revenue for this business is recognized on a net basis, given we are acting as an agent and are not the primary obligor in these transactions.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2013, 2012, and 2011, our top ten customers generated 34%, 32%, and 39% of total revenue, respectively.  During each of the years in the three year period ended December 31, 2013, no single customer represented more than 10% of total revenue.  The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 36 days in both 2013 and 2012.

Included in accounts receivable is $13.0 million of factoring receivables at December 31, 2013, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At December 31, 2013, the retained amounts related to factored receivables totaled $0.4 million and were included in accounts payable in the consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.

The following table provides a summary of the activity in the allowance for doubtful accounts for 2013, 2012, and 2011:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2013	$1,729	$457	$(450)	$1,736

2012	$1,711	$904	$(886)	$1,729

2011	$1,537	$713	$(539)	$1,711

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 26% of their cost and new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 28% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of 60 to 84 months. Amortization of leased assets is included in depreciation and amortization expense.

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers total $1.0 million and $0.5 million at December 31, 2013 and 2012, respectively, and are included in drivers’ advances and other receivables on the consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $0.6 million and $3.4 million at December 31, 2013 and 2012, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on the consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Our casualty insurance self-insured retention limit for the primary excess layer of casualty is no more than $1.0 million. Effective April 1, 2013, the policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the three-year period ended March 31, 2016. Our prior aggregate casualty policy for the three-year period ended March 31, 2013, included a similar $9.0 million limit per claim and $18.0 million annual limit with a $27.0 million limit for the three-year period. Our excess policies cover up to $30.0 million per claim, subject to certain aggregate limits. In addition, our current auto liability policy includes a policy release premium refund of $13.0 million, less any amounts paid on claims by the insurer, for the three-year period ended March 31, 2016, if we were to commute the policy for the entire three-year period. A decision with respect to commutation of the policy cannot be made before April 1, 2016 and must be made by June 30, 2016. Management cannot predict whether or not the policy will be commuted, and accordingly, no related amounts were recorded in 2013.  The previous three-year casualty policy, which expired on March 31, 2013, provided for an annual commutation if certain losses were not met and we elected to commute the policy.  The policies for the twelve-month periods ending March 31, 2013 and March 31, 2011 were not commuted; however, in June 2012 we commuted the policy for the April 1, 2011 through March 31, 2012 policy year and as such are responsible for all claims that occurred during that policy year, excluding any claims between $10.0 million and $20.0 million, should such a claim develop. We received a $4.0 million non-cash credit in 2013 related to the commutation, that off-set premiums in 2013 and accordingly reduced our insurance and claims expense.

We are self-insured on an occurrence/per claim basis for workers' compensation up to the first $1.3 million.  We purchase coverage on an occurrence/per claim basis for any cargo losses in the $0.3 million to $2.0 million layer, with our contracts generally excluding the value of any cargo in excess of $2.0 million. We also maintain a self-insured group medical plan for our Covenant Transport, Solutions, Star, and corporate employees, with annual per individual claimant stop-loss deductible of $0.4 million, while SRT offers a fully insured group health program to its employees. We are completely self-insured for physical damage to our own tractors and trailers.

Interest

We capitalize interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million in 2013, 2012, and 2011.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2013, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 13, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Comprehensive income (loss) generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for 2013 and 2012 were comprised of the net income plus the unrealized gain on the effective portion of diesel fuel hedges, and the reclassified fuel hedge gains into earnings.  Comprehensive loss for 2011 was comprised of the net loss, the unrealized gain on the effective portion of diesel fuel hedges, and the reclassified fuel hedge gains into earnings.

Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The calculation of diluted loss per share excludes all unexercised options and 3,000, 48,247, and 61,097 unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2013, 2012, and 2011, respectively.

The following table sets forth the calculation of net income (loss) per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2013	2012	2011
Numerator:

Net income (loss)	$5,244	$6,065	$(14,267)

Denominator:

Denominator for basic income (loss) per share – weighted-average shares	14,837	14,742	14,689
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	202	66	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-
Denominator for diluted income (loss) per share adjusted weighted-average shares and assumed conversions	15,039	14,808	14,689

Net income (loss) per share:
Basic income (loss) per share	$0.35	$0.41	$(0.97)
Diluted income (loss) per share	$0.35	$0.41	$(0.97)

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service, market, and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee. Market-based awards vest contingent upon meeting certain stock price targets selected by the Compensation Committee.  All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests. Determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance- and market-based awards, respectively, and requires judgment, including forecasting future financial results and market performance. The estimates are revised periodically based on the probability and timing of achieving the required performance and adjustments are made as appropriate.  Awards that are only subject to time vesting provisions are amortized using the straight-line method.

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

Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2013 presentation. The reclassifications consisted of a $1.6 million increase in fuel surcharge revenue in the 2012 year and a corresponding $1.6 million decrease in freight revenue during 2012, related to the consistency of fuel surcharge in certain contracts.  Further, we reclassified $0.6 million and $0.3 million from insurance and claims to operations and maintenance in 2012 and 2011, respectively, related to certain towing charges that pertained to maintenance as opposed to wrecked units.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Effective for fiscal years beginning after December 15, 2012, the Financial Accounting Standards Board ("FASB") revised accounting guidance relating to the reporting of items reclassified out of accumulated other comprehensive income. We adopted this guidance in the first quarter of 2013 and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For more information, see Note 14, "Accumulated Other Comprehensive Income." This accounting guidance only impacted presentation and did not have an impact on our consolidated balance sheets, results of operations, comprehensive income, stockholders' equity or cash flows.

Presentation of Comprehensive Income (Loss)

In June 2011, FASB issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income and is effective retrospectively for fiscal years beginning after December 15, 2011. We adopted this standard in 2012 and have presented comprehensive income in our Consolidated Statements of Comprehensive Income (Loss). This accounting guidance only impacted presentation and did not have an impact on our consolidated balance sheets, results of operations, comprehensive income, stockholders' equity or cash flows.

2.           LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment in 2013 and 2012. Our primary sources of liquidity at December 31, 2013, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had positive working capital (total current assets less total current liabilities) of $14.1 million and a working capital deficit of $20.0 million at December 31, 2013 and 2012, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

We had $7.0 million of borrowings outstanding under the Credit Facility as of December 31, 2013, undrawn letters of credit outstanding of approximately $39.0 million, and available borrowing capacity of $44.1 million.  We do not expect to experience material liquidity constraints in the foreseeable future or on a long-term basis, based on our anticipated financial condition, results of operations, cash flows, continued availability of our Credit Facility, secured installment notes, and other sources of financing that we expect will be available to us.

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative asset was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	December 31,
Hedge derivative asset	2013	2012
Fair Value of Derivative	$1,412	$524
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$1,412	$524
Significant Unobservable Inputs (Level 3)	-	-

4.           STOCK-BASED COMPENSATION

On February 21, 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval, a third amendment (the "Third Amendment") to the 2006 Omnibus Incentive Plan (the "Incentive Plan").  The Third Amendment (i) provides that the maximum aggregate number of shares of Class A common stock available for grant of awards under the Incentive Plan from and after May 29, 2013, shall not exceed 750,000, plus any remaining available shares of the 800,000 shares previously made available under the second amendment to the Incentive Plan (the "Second Amendment"), and any expirations, forfeitures, cancellations, or certain other terminations of shares approved for grant under the Third Amendment or the Second Amendment previously reserved, plus any remaining expirations, forfeitures, cancellations, or certain other terminations of such shares, and (ii) re-sets the term of the Incentive Plan to expire with respect to the ability to grant new awards on March 31, 2023.  The Compensation Committee also re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m).  The Company's stockholders approved the adoption of the Third Amendment and re-approved the material terms of the performance-based goals under the Incentive Plan at the Company's 2013 Annual Meeting held on May 29, 2013.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. At December 31, 2013, 748,809 of the aforementioned 1,550,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $0.3 million, $1.2 million, and $1.0 million in 2013, 2012, and 2011, respectively.  In 2013 we recorded a reversal of $0.4 million of previously recorded stock compensation expense recognized in prior periods related to performance-based restricted stock for which the Company now considers it improbable that we will meet the required performance-based criteria for the potential future vesting of such securities.  Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.1 million in 2013, 2012, and 2011. All stock compensation expense recorded in 2013, 2012, and 2011 relates to restricted stock given no options were granted during these periods. Income tax deficit associated with stock compensation expense totaled $0.1 million for 2013, and income tax benefit of less than $0.1 million and $0.4 million in 2012 and 2011, respectively, related to the exercise of stock options and restricted share vesting, resulting in a related increase in taxable income and an offsetting decrease to additional paid in capital.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 53,188, 1,940, and 61,752 Class A common stock shares, which were withheld at weighted average per share prices of $6.41, $4.60, and $9.02 based on the closing prices of our Class A common stock on the dates the shares vested in 2013, 2012, and 2011, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.3 million, less than $0.1 million, and $0.6 million in 2013, 2012, and 2011, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted stock from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted stock award activity for the fiscal years ended December 31, 2013, 2012, and 2011:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2010	771	$8.05

Granted	224	$9.33
Vested	(238)	$4.01
Forfeited	(289)	$12.04
Unvested at December 31, 2011	468	$8.27

Granted	383	$4.48
Vested	(40)	$4.19
Forfeited	(47)	$7.64
Unvested at December 31, 2012	764	$6.62

Granted	263	$5.60
Vested	(200)	$8.12
Forfeited	(50)	$5.56
Unvested at December 31, 2013	777	$5.95

The unvested shares at December 31, 2013 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, noting that 332,828 of these awards vest solely based on continued service, which vest in varying increments between 2014 and 2017. Additionally, 28,321 awards vest if and to the extent that our Class A common stock trades above $11 for 20 consecutive trading days beginning January 1, 2014 through December 31, 2015. Performance based awards account for 416,198 of the unvested shares at December 31, 2013, for which there is no unrecognized compensation cost on 368,758 shares as such shares are not probable to vest based on budgeted performance, and 47,440 shares relate to performance for the year ended December 31, 2015 and accordingly have no unrecognized compensation cost and have not yet been evaluated for likelihood of vesting for purposes of compensation cost recognition.

The fair value of restricted stock awards that vested in 2013, 2012, and 2011 was approximately $1.2 million, $0.1 million, and $2.2 million, respectively. As of December 31, 2013, we had approximately $1.1 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately 24 months. All restricted shares awarded to executives and other key employees pursuant to the Incentive Plan have voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

The following table summarizes our stock option activity for the fiscal years ended December 31, 2013, 2012, and 2011:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2010	620	$14.66	3.2 years	$230

Options granted	-	-
Options exercised	-	$8.00
Options forfeited	(183)	$13.42
Outstanding at December 31, 2011	437	$14.66	2.1 years	$-

Options granted	-	-
Options exercised	-	-
Options forfeited	(104)	$12.27
Outstanding at December 31, 2012	333	$15.67	1.5 years	$-

Options granted	-	-
Options exercised	-	-
Options forfeited	(112)	$17.14
Outstanding at December 31, 2013	221	$14.98	1.0 years	$-

Exercisable at December 31, 2013	221	$14.98	1.0 years	$-

5.           PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2013 and 2012 is as follows:

(in thousands)	Estimated Useful Lives	2013	2012
Revenue equipment	3-10 years	$372,968	$331,761
Communications equipment	5-10 years	9,084	13,089
Land and improvements	0-10 years	19,009	16,658
Buildings and leasehold improvements	7-40 years	41,876	41,050
Construction in-progress	-	1,859	1,310
Other	2-7 years	17,580	16,079
		$462,376	$419,947

Depreciation expense was $44.2 million, $47.8 million, and $52.6 million, in 2013, 2012, and 2011, respectively.  The aforementioned depreciation expense excludes net gains on the sale of property and equipment totaling $0.8 million, $4.9 million, and $6.7 million in 2013, 2012, and 2011, respectively, which are presented net in depreciation and amortization expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of 60 to 84 months. At December 31, 2013 and 2012, property and equipment included capitalized leases, which had capitalized costs of $29.4 million and $21.3 million and accumulated amortization of $7.6 million and $5.5 million, respectively.  Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $2.2 million, $2.1 million, and $1.8 million during 2013, 2012, and 2011, respectively.

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

A summary of other assets as of December 31, 2013 and 2012 is as follows:

(in thousands)	2013	2012
Customer relationships	3,490	3,490
Less: accumulated amortization of intangibles	(3,164)	(2,937)
Net intangible assets	326	553
Investment in TEL	8,737	6,133
Other long-term receivables	631	3,389
Deposits	732	947
Deferred loan costs, net	931	819
Hedge derivative asset	1,412	524
Other, net	595	540
	$13,364	$12,905

Amortization expenses of intangible assets were $0.2 million, $0.3 million, and $0.4 million for 2013, 2012, and 2011, respectively.  Approximate intangible amortization expense for the next five years is as follows:

(In thousands)
2014	$91
2015	66
2016	48
2017	35
2018	25
Thereafter	$61

7.           DEBT

Current and long-term debt consisted of the following at December 31, 2013 and 2012:

(in thousands)	December 31, 2013		December 31, 2012
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$7,010	$-	$5
Revenue equipment installment notes; weighted average interest rate of 4.7% at December 31, 2013, and 5.2% December 31, 2012, due in monthly installments with final maturities at various dates ranging from January 2014 to June 2018, secured by related revenue equipment	43,745	158,596	61,200	94,920
Real estate note; interest rate of 2.4% and 2.7% at December 31, 2013 and 2012, respectively, due in monthly installments with fixed maturity at December 2018, secured by related real-estate	217	3,693	2,328	-
Other note payable, interest rate of 3.0% at December 31, 2013 and 2012, with fixed maturity at November 2016	108	192	108	289
Total debt	44,070	169,491	63,636	95,214
Principal portion of capital lease obligations, secured by related revenue equipment	8,732	13,186	2,091	14,003

Total debt and capital lease obligations	$52,802	$182,677	$65,727	$109,217

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

In January 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below (beginning January 1, 2013), (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount (beginning January 1, 2013), (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million (previously this level was $75.0 million), (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, and (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and the purchase of up to the remaining 51% equity interest in TEL, provided that certain conditions are met.

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of December 31, 2013, there was no fixed charge coverage requirement. Following the effectiveness of the eighth amendment, the applicable margin was changed as follows:
New Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $75,000,000.50%		1.50%	1.50%
II	≤ $75,000,000 but > $50,000,000.75%		1.75%	1.75%
III	≤ $50,000,000 but > $25,000,000	1.00%	2.00%	2.00%
IV	≤ $25,000,000	1.25%	2.25%	2.25%

Prior Pricing

Level	Average Excess Availability	Base Rate Loans	LIBOR Loans
I	>$70,000,000	1.25%	2.25%
II	≤$70,000,000 but >$35,000,000	1.50%	2.50%
III	≤$35,000,000 but >$20,000,000	1.75%	2.75%
IV	≤$20,000,000 but >$10,000,000	2.00%	3.00%
V	≤$10,000,000	2.25%	3.25%

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $7.0 million of borrowings outstanding under the Credit Facility as of December 31, 2013, undrawn letters of credit outstanding of approximately $39.0 million, and available borrowing capacity of $44.1 million.  The interest rate on outstanding borrowings as of December 31, 2013 was 5.0% on base rate loans and 2.3% on LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2013 terminate in January 2014 through September 2020 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2014 to June 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $192.5 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

As of December 31, 2013, the scheduled principal payments of debt, excluding capital leases for which future payments are discussed in Note 8 are as follows:

(in thousands)
2014	$44,070
2015	43,076
2016	43,928
2017	41,000
2018	37,914
Thereafter	$3,573

8.           LEASES

We have operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment and capital lease commitments for revenue equipment, exclusive of owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

	Operating	Capital
2014	$23,731	$9,741
2015	21,382	4,352
2016	16,460	3,876
2017	8,287	990
2018	5,195	990
Thereafter	$21,808	$4,168

A portion of our operating leases of tractors and trailers contain residual value guarantees under which we guarantee a certain minimum cash value payment to the leasing company at the expiration of the lease. We estimate that the undiscounted value of the residual guarantees is approximately $9.9 million and $9.2 million at December 31, 2013 and 2012, respectively. The residual guarantees at December 31, 2013 expire between 2016 and 2019. We expect our residual guarantees to approximate the market value at the end of the lease term. Additionally, certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2013	2012	2011
Revenue equipment rentals	$22,991	$19,746	$15,364
Building and lot rentals	4,044	3,714	3,266
Other equipment rentals	362	679	812
	$27,397	$24,139	$19,442

9.           INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 is comprised of:

(in thousands)	2013	2012	2011
Federal, current	$(816)	$(707)	$(198)
Federal, deferred	7,560	6,897	(1,688)
State, current	102	307	184
State, deferred	657	(162)	(470)
	$7,503	$6,335	$(2,172)

Income tax expense for the years ended December 31, 2013, 2012, and 2011 is summarized below:

(in thousands)	2013	2012	2011
Computed "expected" income tax expense	$4,462	$4,340	$(5,754)
State income taxes, net of federal income tax effect	421	409	(559)
Per diem allowances	2,422	2,550	3,015
Tax contingency accruals	(496)	(444)	(70)
Nondeductible goodwill impairment	-	-	2,275
Valuation allowance (release), net	684	(251)	(708)
Tax credits	(250)	(407)	(61)
Other, net	260	138	(310)
Actual income tax expense	$7,503	$6,335	$(2,172)

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income (loss) before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings. Our effective tax rate was also significantly impacted in 2011 by the $11.5 million goodwill impairment recorded in the third quarter of 2011, of which $2.1 million of the goodwill impairment was tax deductible and the remaining $9.4 million was nondeductible.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Deferred tax assets:
Insurance and claims	$11,691	$11,950
Net operating loss carryovers	13,681	16,978
Other	6,035	6,269
Valuation allowance	(983)	(299)
Total deferred tax assets	30,424	34,898

Deferred tax liabilities:
Property and equipment	(76,280)	(76,748)
Other	(4,793)	(291)
Prepaid expenses	(3,194)	(3,054)
Total net deferred tax liabilities	(84,267)	(80,093)

Net deferred tax liability	$(53,843)	$(45,195)

Deferred taxes are classified in the accompanying consolidated balance sheet based on the nature of the related asset or liability as current or long-term, such that current deferred tax assets and liabilities provide a net asset of $5.2 million, while long-term deferred tax assets and liabilities provide a net liability of $59.0 million.  The net deferred tax liability of $53.8 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at December 31, 2013 or 2012, except for $1.0 million and $0.3 million, respectively, related to certain state net operating loss and capital loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

The activity in the valuation allowance on deferred tax assets (in thousands) is as follows:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,
2013	$299	$1,684	$-	$983

2012	$550	$-	$(251)	$299

As of December 31, 2013, we had a $1.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.8 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2012, we had a $2.6 million liability recorded for unrecognized tax benefits, which included interest and penalties of $1.0 million.  Interest and penalties recognized for uncertain tax positions provided for a $0.3 million benefit in each of 2013 and 2012, compared to $0.1 million of expense in 2011.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Balance as of January 1,	$1,563	$1,979	$2,133
Increases related to prior year tax positions	-	-	3
Decreases related to prior year positions	-	-	-
Increases related to current year tax positions	24	2	58
Decreases related to settlements with taxing authorities	-	-	-
Decreases related to lapsing of statute of limitations	(527)	(418)	(215)
Balance as of December 31,	$1,060	$1,563	$1,979

If recognized, $1.2 million and $1.7 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2013 and 2012, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2010 through 2013 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction.  In the normal course of business, we are also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the more likely than not outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash.  Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution.  We do not expect any significant increases or decreases for uncertain income tax positions during the next year.

Our federal net operating loss carryforwards are available to offset future federal taxable income, if any, through 2030, while our state net operating loss carryforwards and state tax credits expire over various periods between 2014 and 2032 based on jurisdiction.

10.           EQUITY METHOD INVESTMENT

In May 2011, we acquired a 49.0% interest in Transport Enterprise Leasing, LLC ("TEL") for $1.5 million in cash. Additionally, TEL’s majority owners were eligible to receive an earn-out of up to $4.5 million for TEL’s results through December 31, 2012, of which $1.0 million was earned based on TEL’s 2011 results and $2.4 million was earned based on TEL’s 2012 results.  At December 31, 2013, there were no amounts included in accrued expenses in the consolidated balance sheet related to amounts earned but not paid as a result of TEL’s results and at December 31, 2012, there was $0.5 million. The earn-out payment increased our investment balance and there are no additional earn-outs payable for future results.

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services, or assets. Under the agreement, we have an option to acquire 100% of TEL until May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. For the years ended December 31, 2013 and 2012, we sold tractors and trailers to TEL for $16.0 million and $8.6 million, respectively, and received $2.4 million and $2.1 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We deferred gains totaling $0.1 million and $0.2 million for the years ending December 31, 2013 and 2012, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party.  Deferred gains totaling $0.8 million at December 31, 2013 and December 31, 2012, respectively, are being carried as a reduction in our investment in TEL. We had a receivable from TEL for 2013 and 2012 of $1.9 million and $0.8 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL's behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income since May 31, 2011, or $2.8 million in 2013, $1.9 million in 2012, and $0.7 million in 2011. We received an equity distribution from TEL for less than $0.1 million in 2013, $0.3 million in 2012, and $0.2 million in 2011, which was distributed to each member based on its respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings.  The distribution is the result of TEL being a limited liability company and thus its earnings pass through to the members and are taxed for federal and certain state income on their respective tax returns. Our investment in TEL, totaling $8.7 million and $6.1 million at December 31, 2013 and 2012, respectively, is included in other assets in the accompanying consolidated balance sheet.

See TEL’s summarized financial information subsequent to our investment below.

(in thousands)	As of the years ended December 31,
	2013	2012
Current Assets	$9,160	$6,898
Non-current Assets	40,296	21,150
Current Liabilities	13,456	9,988
Non-current Liabilities	26,101	13,670
Total Equity	$9,899	$4,390

(in thousands)	For the twelve months ended December 31, 2013	For the twelve months ended December 31, 2012	For the seven months ended December 31, 2011
Revenue	$58,484	$53,459	$31,070
Operating Expenses	50,878	48,382	29,426
Operating Income	7,606	5,077	1,644
Net Income	$5,643	$3,850	$1,331

11.           DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board of Directors. We made no contributions in 2013, 2012, and 2011 to the profit sharing and savings plan. The Board approved the suspension of employee matching "discretionary" contributions to be made beginning early in 2009 for an indefinite time period.

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

At December 31, 2013, we had forward futures swap contracts on approximately 13.6 million gallons of diesel to be purchased in 2014, or approximately 25% of our projected annual 2014 fuel requirements, and approximately 6.0 million gallons to be purchased in 2015, or approximately 10% of our projected annual 2015 fuel requirements.

The fair value of the contracts that were in effect at December 31, 2013 and 2012, of approximately $1.4 million and $0.5 million, respectively, are included in other assets in the consolidated balance sheet, are included in accumulated other comprehensive income, net of tax.  Additionally, $0.6 million, $3.1 million, and $1.9 million were reclassified from accumulated other comprehensive income (loss) to our results from operations for the years ended December 31, 2013, 2012, and 2011, respectively, related to gains on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel.

Based on the amounts in accumulated other comprehensive income as of December 31, 2013 and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $1.0 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results from operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception, quarterly, and at December 31, 2013 and 2012, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

14.           ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income ("AOCI") is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following tables summarize the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the years ended December 31,			Affected Line Item in the Statement of Operations
	2013	2012	2011
Gains on cash flow hedges
Commodity derivative contracts	$643	$5,031	$3,126	Fuel expense
	(247)	(1,932)	(1,200)	Income tax expense
	$396	$3,099	$1,926	Net of tax

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

We had $39.0 million and $39.6 million of outstanding and undrawn letters of credit as of December 31, 2013 and 2012, respectively. The letters of credit are maintained primarily to support our insurance programs.

We had commitments outstanding at December 31, 2013, to acquire revenue equipment totaling approximately $0.2 million in 2014 versus commitments at December 31, 2012 of approximately $74.3 million. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

See "Critical Accounting Policies And Estimates – Insurance and Other Claims" under Item 7 of Part II of this Annual Report on Form 10-K for additional information.

16.           SEGMENT INFORMATION

As previously discussed, we have one reportable segment, our asset-based truckload services ("Truckload"). Our other operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other" in the tables below.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

Year Ended December 31, 2013	Truckload	Other	Unallocated Corporate Overhead	Consolidated
Revenue	$644,403	$51,702	$-	$690,327
Intersegment revenue	-	(5,778)	-	(5,778)
Operating income (loss)	27,746	1,271	(8,623)	20,394
Depreciation and amortization	42,848	72	775	43,694
Total assets	402,637	20,883	42,902	466,422
Capital expenditures (proceeds), net (1)	90,336	10	1,630	91,976

Year Ended December 31, 2012
Revenue	$647,986	$33,250	$-	$681,236
Intersegment revenue	-	(6,982)	-	(6,982)
Operating income (loss)	34,185	(741)	(10,235)	23,209
Depreciation and amortization	42,015	26	1,181	43,222
Total assets	363,223	11,963	25,046	400,232
Capital expenditures (proceeds), net (1)	(16,677)	-	939	(15,738)

Year Ended December 31, 2011
Revenue	$625,252	$33,526	$-	$658,778
Intersegment revenue	-	(6,151)	-	(6,151)
Operating income (loss)	10,438	1,687	(13,186)	(1,061)
Depreciation and amortization	44,825	24	1,425	46,274
Total assets	405,699	6,138	27,988	439,825
Capital expenditures, net (1)	$52,871	$-	$1,531	$54,402

(1)	Includes equipment purchased under capital leases.

17.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(in thousands except per share amounts)
Quarters ended	Mar. 31, 2013	June 30, 2013	Sep. 30, 2013	Dec. 31, 2013

Total revenue	$164,731	$172,488	$170,843	$176,487
Operating income (1)	(715)	6,350	5,882	8,877
Net income (loss) (1)	(1,959)	1,891	1,973	3,339
Basic and diluted income (loss) per share	(0.13)	0.13	0.13	0.22

	(in thousands except per share amounts)

Quarters ended	Mar. 31, 2012 (2)	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012

Total revenue	$157,031	$171,301	$168,427	$177,495
Operating income (1)	2,357	11,059	4,645	5,149
Net (loss) income (1)	(640)	4,251	1,002	1,452
Basic and diluted (loss) income per share (1)	(0.04)	0.29	0.07	0.10

(1)	Quarter totals do not aggregate to annual results due to rounding.
(2)	Includes $2.4 million gain on the sale of a terminal property.