Form 10-Q
period 2014-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2014-05-13
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 2014).
Class A Common Stock, $.01 par value: 12,573,316 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	March 31, 2014 (unaudited)	December 31, 2013
Current assets:
Cash and cash equivalents	$19,918	$9,263
Accounts receivable, net of allowance of $1,732 in 2014 and $1,736 in 2013	81,058	81,242
Drivers' advances and other receivables, net of allowance of $1,414 in 2014 and $1,337 in 2013	5,682	5,356
Inventory and supplies	4,754	4,718
Prepaid expenses	9,030	10,418
Assets held for sale	2,868	7,073
Deferred income taxes	5,435	5,234
Income taxes receivable	25	146
Total current assets	128,770	123,450

Property and equipment, at cost	452,839	462,376
Less: accumulated depreciation and amortization	(132,295)	(132,768)
Net property and equipment	320,544	329,608

Other assets, net	12,645	13,364
Total assets	$461,959	$466,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$3,653	$2,918
Accounts payable	10,622	8,322
Accrued expenses	27,279	28,185
Current maturities of long-term debt	42,957	44,070
Current portion of capital lease obligations	9,608	8,732
Current portion of insurance and claims accrual	17,098	17,151
Total current liabilities	111,217	109,378

Long-term debt	167,976	169,491
Long-term portion of capital lease obligations	11,578	13,186
Insurance and claims accrual	13,360	13,601
Deferred income taxes	58,334	59,077
Other long-term liabilities	1,586	1,329
Total liabilities	364,051	366,062
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,574,999 shares outstanding as of March 31, 2014 and 12,559,703 shares outstanding as of December 31, 2013	145	145
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	88,451	88,620
Treasury stock at cost; 894,091 shares and 909,387 shares as of March 31, 2014 and December 31, 2013, respectively	(12,214)	(12,319)
Accumulated other comprehensive (loss) income	(181)	833
Retained earnings	21,683	23,057
Total stockholders' equity	97,908	100,360
Total liabilities and stockholders' equity	$461,959	$466,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2014	2013
Revenue:
Freight revenue	$126,273	$128,174
Fuel surcharge revenue	34,684	36,557
Total revenue	$160,957	$164,731

Operating expenses:
Salaries, wages, and related expenses	52,874	55,074
Fuel expense	43,176	48,635
Operations and maintenance	12,031	11,861
Revenue equipment rentals and purchased transportation	25,335	22,685
Operating taxes and licenses	2,745	2,773
Insurance and claims	6,106	8,311
Communications and utilities	1,437	1,284
General supplies and expenses	3,809	3,907
Depreciation and amortization, including gains and losses on disposition of property and equipment	13,090	10,916
Total operating expenses	160,603	165,446
Operating income (loss)	354	(715)
Other expenses (income):
Interest expense	2,751	2,633
Other	(4)	-
Other expenses, net	2,747	2,633
Equity in income of affiliate	800	480
Loss before income taxes	(1,593)	(2,868)
Income tax benefit	(219)	(909)
Net loss	$(1,374)	$(1,959)

Loss per share:
Basic and diluted net loss per share	$(0.09)	$(0.13)
Basic and diluted weighted average shares outstanding	14,915	14,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)
	Three months ended March 31, (unaudited)
	2014	2013

Net loss	$(1,374)	$(1,959)

Other comprehensive (loss) income:
Unrealized (loss) gain on effective portion of fuel hedges, net of tax of $521 and $251 in 2014 and 2013, respectively	(846)	403

Reclassification of fuel hedge gains into statement of operations, net of tax of $105 and $108 in 2014 and 2013, respectively	(168)	(280)
Total other comprehensive (loss) income	(1,014)	123

Comprehensive loss	$(2,388)	$(1,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity

Balances at December 31, 2013	$145	$24	$88,620	$(12,319)	$833	$23,057	$100,360
Net loss	-	-	-	-	-	(1,374)	(1,374)

Other comprehensive loss	-	-	-	-	(1,014)	-	(1,014)

Reversal of previously recognized stock based employee compensation expense	-	-	143	-	-	-	143

Stock-based employee compensation expense	-	-	(140)	-	-	-	(140)

Issuance of restricted shares	-	-	(172)	105	-	-	(67)

Balances at March 31, 2014	$145	$24	$88,451	$(12,214)	$(181)	$21,683	$97,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)

	Three months ended March 31, (unaudited)
	2014	2013
Cash flows from operating activities:
Net loss	$(1,374)	$(1,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	93	13
Deferred gain on sales to equity method investee	34	84
Depreciation and amortization	12,608	11,621
Amortization of deferred financing fees	61	61
Deferred income tax benefit	(345)	(362)
Income tax deficit arising from restricted share vesting	-	112
Unrealized loss on ineffective portion of fuel hedges	85	-
Stock-based compensation expense	3	188
Equity in income of affiliate	(800)	(480)
Loss (gain) on disposition of property and equipment	482	(705)
Changes in operating assets and liabilities:
Receivables and advances	(112)	(1,150)
Prepaid expenses and other assets	1,410	1,802
Inventory and supplies	(36)	36
Insurance and claims accrual	(294)	(285)
Accounts payable and accrued expenses	(611)	(1,697)
Net cash flows provided by operating activities	11,204	7,279

Cash flows from investing activities:
Acquisition of property and equipment	(17,744)	(15,432)
Investment in affiliated company	-	(500)
Proceeds from disposition of property and equipment	19,920	11,690
Net cash flows provided by (used in) investing activities	2,176	(4,242)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	735	(842)
Proceeds from issuance of notes payable	9,766	15,900
Income tax deficit arising from restricted share vesting	-	(112)
Repayments of notes payable	(24,685)	(19,215)
Repayments of capital lease obligations	(732)	(510)
Proceeds under revolving credit facility, net	12,291	3,995
Payment of minimum tax withholdings on stock compensation	(67)	(200)
Debt refinancing costs	(33)	(350)
Net cash used in financing activities	(2,725)	(1,334)

Net change in cash and cash equivalents	10,655	1,703

Cash and cash equivalents at beginning of period	9,263	6,846

Cash and cash equivalents at end of period	$19,918	$8,549

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the condensed consolidated financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2013 condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted loss per share for the three months ended March 31, 2014 and 2013 excludes all unexercised options and zero and 6,000 unvested shares, respectively, since the effect of any assumed exercise of the related awards would be anti-dilutive.  Loss per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net loss per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three months ended March 31,
	2014	2013
Numerator:
Net loss	$(1,374)	$(1,959)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,915	14,762
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	-	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,915	14,762

Basic and diluted loss per share:	$(0.09)	$(0.13)

Note 3.	Segment Information

We have one reportable segment, our asset-based truckload services ("Truckload").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long haul, regional, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

In addition, our Covenant Transport Solutions, Inc. ("Solutions") subsidiary has several service offerings ancillary to our Truckload operations, including: (i) freight brokerage service through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other" in the table below.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended March 31,
	2014	2013
Total Revenues:
Truckload	$150,254	$157,522
Other	10,703	7,209

Total	$160,957	$164,731

Operating Income (Loss):
Truckload	$451	$3,171
Other	541	(267)
Unallocated Corporate Overhead	(638)	(3,619)

Total	$354	$(715)

Note 4.                      Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income (loss) before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements and elect to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income or loss increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of March 31, 2014 has not changed significantly in amount or composition since December 31, 2013.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us a valuation allowance has been established at March 31, 2014, for $0.9 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.                      Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	March 31, 2014	December 31, 2013
Fair Value of Derivatives	$(287)	$1,412
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(287)	$1,412
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $13.0 million of factoring receivables at March 31, 2014, net of a $0.1 million allowance for bad debts.  We advance 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At March 31, 2014, the retained amounts related to factored receivables totaled $1.2 million and were included in accounts payable in the condensed consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The carrying amount of our long-term debt approximates its fair value. Borrowings under our revolving credit facility approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

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

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive loss and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in our condensed consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At March 31, 2014, we had forward futures swap contracts on approximately 10.2 million gallons for the remainder of 2014, or approximately 24.8% of our projected remaining 2014 fuel requirements, and approximately 9.5 million gallons for 2015, or approximately 17.3% of our projected 2015 fuel requirements.

The fair value of the contracts that were in effect at March 31, 2014, which had a fair value of approximately $0.3 million, are included in other long-term liabilities in the condensed consolidated balance sheet and are included in accumulated other comprehensive loss, net of tax.  Additionally, $0.3 million was reclassified from accumulated other comprehensive loss into our results from operations as a reduction in fuel expense for the three months ended March 31, 2014, related to gains on contracts that expired.  In addition to the amounts reclassified into our results of operations as a reduction of fuel expense, we recorded $0.1 million of unfavorable ineffectiveness on the contracts that existed at March 31, 2014.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive loss as of March 31, 2014, and the expected timing of the purchases of the diesel hedged, we expect to reclassify less than $0.1 million of gains on derivative instruments from accumulated other comprehensive loss into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2014, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.                      Debt

Current and long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014		December 31, 2013
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$19,301	$-	$7,010
Revenue equipment installment notes with finance companies; weighted average interest rate of 4.1% and 4.7% at March 31, 2014 and December 31, 2013, respectively, due in monthly installments with final maturities at various dates ranging from April 2014 to September 2018, secured by related revenue equipment	42,632	144,829	43,745	158,596
Real estate note; interest rate of 2.4% at March 31, 2014 and December 31, 2013, due in monthly installments with fixed maturity at December 2018, secured by related real estate	217	3,679	217	3,693
Other note payable, interest rate of 3.0% at March 31, 2014 and December 31, 2013, respectively, with fixed maturity at November 2016	108	167	108	192
Total debt	42,957	167,976	44,070	169,491
Principal portion of capital lease obligations, secured by related revenue equipment	9,608	11,578	8,732	13,186
Total debt and capital lease obligations	$52,565	$179,554	$52,802	$182,677

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

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of March 31, 2014 and December 31, 2013, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $19.3 million of borrowings outstanding under the Credit Facility as of March 31, 2014, undrawn letters of credit outstanding of approximately $38.2 million, and available borrowing capacity of $29.9 million.  The interest rate on outstanding borrowings as of March 31, 2014, was 5.0% on $0.3 million of base rate loans and 2.3% on $19.0 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2014 terminate in April 2014 through September 2020 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2014 to September 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $178.3 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

Note 8.                      Share-Based Compensation

In February 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval, a third amendment (the "Third Amendment") to the 2006 Omnibus Incentive Plan (the "Incentive Plan").  The Third Amendment (i) provides that the maximum aggregate number of shares of Class A common stock available for grant of awards under the Incentive Plan from and after May 29, 2013, shall not exceed 750,000, plus any remaining available shares of the 800,000 shares previously made available under the second amendment to the Incentive Plan (the "Second Amendment"), and any expirations, forfeitures, cancellations, or certain other terminations of shares approved for grant under the Third Amendment or the Second Amendment previously reserved, plus any remaining expirations, forfeitures, cancellations, or certain other terminations of such shares, and (ii) re-sets the term of the Incentive Plan to expire with respect to the ability to grant new awards on March 31, 2023.  The Compensation Committee also re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m).  The Company's stockholders approved the adoption of the Third Amendment and re-approved the material terms of the performance-based goals under the Incentive Plan at the Company's 2013 Annual Meeting held on May 29, 2013.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At March 31, 2014, 799,273 of the aforementioned 1,550,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is less than $0.1 million and approximately $0.2 million stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.  The 2014 expense includes the reversal of approximately $0.1 million of previously recorded stock compensation expense recognized in prior periods related to performance-based restricted stock for which the Company has determined it is improbable of meeting the required performance-based criteria for the potential future vesting of such securities.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to forfeit receipt of 7,704 shares of Class A common stock at a weighted average per share price of $10.00 based on the closing price of our Class A common stock on the dates the shares vested in 2014, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted less than $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.                       Equity Method Investment

In May 2011, we acquired a 49.0% interest in TEL for $1.5 million in cash. Additionally, TEL’s majority owners were eligible to receive an earn-out of up to $4.5 million for TEL’s results through December 31, 2012, of which $1.0 million was earned based on TEL’s 2011 results and $2.4 million was earned based on TEL’s 2012 results.  The earn-out payments increased our investment balance and there are no additional possible earn-outs.

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. During the three-month period ended March 31, 2014, we sold tractors and trailers to TEL for $2.3 million and deferred $0.1 million in gains on the tractors and trailers sold to TEL until the equipment is subsequently sold to a third party.  The deferred gains, totaling $0.9 million at March 31, 2014, are being carried as a reduction in our investment in TEL.  At March 31, 2014 and December 31, 2013, we had a receivable from TEL for $1.4 million and $1.9 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2014 net income, or $0.8 million. Our investment in TEL, totaling $9.5 million and $8.7 million, at March 31, 2014 and December 31, 2013, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below.

(in thousands)	As of March 31, 2014	As of December 31, 2013
Current Assets	$7,910	$9,160
Non-current Assets	44,234	40,296
Current Liabilities	2,203	13,456
Non-current Liabilities	38,381	26,101
Total Equity	$11,560	$9,899

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Revenue	$17,646	$10,328
Operating Expenses	15,536	9,020
Operating Income	2,110	1,308
Net Income	$1,661	$1,011

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

We had $38.2 million and $39.0 million of outstanding and undrawn letters of credit as of March 31, 2014 and December 31, 2013, respectively. The letters of credit are maintained primarily to support our insurance programs.

Effective April 1, 2013, we entered into an auto liability policy with a three-year term. The policy retains the $1.0 million per claim limit for the primary excess layer of our auto liability program, with no changes to the excess policies. Similar to the prior policy, the current policy contains a commutation option; however, this option is only available after the completion of the three-year policy term, rather than on an annual basis.

Note 11.                       Accumulated Other Comprehensive Income

AOCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following tables summarize the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended March 31, 2014	Affected Line Item in the Statement of Operations
Gains/(losses) on cash flow hedges
Commodity derivative contracts	$273	Fuel expense
	(105)	Income tax expense
	$168	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected sources of working capital and liquidity, expected capital expenditures, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, expected driver compensation, strategies for managing fuel costs, the anticipated impact of our investment in TEL, and our future effective tax rate, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Historically, the first quarter is the most challenging for many truckload carriers, especially those with a longer length of haul. The first quarter of 2014 provided freight demand that was relatively strong, a favorable rate environment, continued negative impacts from a short supply of qualified professional drivers, and weather challenges. Operating results for our asset-based operations were basically flat as our operating ratio was 100.2% compared with 100.4% in the 2013 quarter. The main positives in the first quarter were significant improvement in the operating profitability at our Covenant Transport, Star, and Solutions subsidiaries, a 3.2% increase in rates versus last year, and a decrease in our total indebtedness. The main negatives in the quarter were the deterioration of operating profitability from our SRT subsidiary, the harsh winter weather in the Eastern half of the United States, a 6.8% decrease in fleet size versus last year, and a year-over-year increase in average open trucks from 4.4% during the 2013 quarter to 5.6% during the 2014 quarter. Although we are not satisfied with these results, an improvement in earnings in the face of harsh winter weather and the expected unfavorable impact of the February implementation of our enterprise management system at our SRT subsidiary was a small victory.

Additional items of note for the first quarter of 2014 include the following:

●
Total revenue of $161.0 million, a decrease of 2.3% compared with the first quarter of 2013 and freight revenue of $126.3 million (excluding revenue from fuel surcharges), a decrease of 1.5% compared with the first quarter of 2013;

●	Operating income of $0.4 million and an operating ratio of 99.7%, compared with operating loss of $0.7 million and an operating ratio of 100.6% in the first quarter of 2013;

●	Net loss of $1.4 million, or ($0.09) per share, compared with net loss of $2.0 million, or ($0.13) per basic and diluted share in the first quarter of 2013;
●	With available borrowing capacity of $29.9 million under our Credit Facility, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Solutions’ revenue increased by 48.5% to $10.7 million, compared to $7.2 million for the first quarter of 2013.  Solutions’ gross margin (purchased transportation divided by revenue) improved to 74.5% compared with 79.2% in the first quarter of 2013, while its other operating expenses decreased to 18.7% of total revenue in the first quarter of 2014 from 24.5% in the first quarter of 2013;

●	Our equity investment in TEL provided $0.8 million of pre-tax earnings compared to $0.5 million in the first quarter of 2013;

●	Since December 31, 2013, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations has decreased by $16.7 million to $288.4 million; and

●	Stockholders’ equity at March 31, 2014, was $97.9 million and our tangible book value was $97.6 million, or $6.54 per basic share.

Capacity issues have continued past the harsh winter weather that was experienced in the first quarter. Through the current ongoing bid season, our valued shipping partners have been responsive and understanding of the challenges that our industry faces. The industry’s driver shortage is the most significant of these challenges. Therefore, we continue to task ourselves to better compensate our professional drivers and to show them appreciation and respect for their quality of life and that of their families. As a result, our drivers’ employment experience and keeping our trucks seated are at the forefront of every initiative we implement and decision we make.

Additionally, we will continue our emphasis on appropriate allocation of capital resources, coordinating efforts among all of our operating companies, reducing leverage, and improving our drivers’ employment experience. With the completion of the SRT conversion behind us, we look forward to the improved customer service, utilization, and enhanced visibility into and across the organization to assist in accurate decision making at all levels of leadership that we believe having a unified enterprise management system will provide.

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

We have one reportable segment, our asset-based truckload services (“Truckload”).

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long-haul, regional, and intermodal temperature-controlled service; and (iii) Star, which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

In addition, our Solutions subsidiary has several service offerings ancillary to our Truckload operations, including: (i) freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide; (ii) less-than-truckload consolidation services; and (iii) accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds.

Revenue Equipment

At March 31, 2014, we operated 2,623 tractors and 6,953 trailers. Of such tractors, 1,778 were owned, 637 were financed under operating leases, and 208 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,742 were owned, 3,438 were financed under operating leases, and 773 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2014, our fleet had an average tractor age of 2.0 years and an average trailer age of 5.5 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2014 TO THREE MONTHS ENDED MARCH 31, 2013

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable:

Revenue

	Three months ended March 31,
	2014	2013
Revenue:
Freight revenue	$126,273	$128,174
Fuel surcharge revenue	34,684	36,557
Total revenue	$160,957	$164,731

For the quarter ended March 31, 2014, total revenue decreased $3.8 million, or 2.3%, to $161.0 million from $164.7 million in the 2013 quarter.  Freight revenue decreased $1.9 million, or 1.5%, to $126.3 million for the quarter ended March 31, 2014, from $128.2 million in the 2013 quarter, while fuel surcharge revenue also decreased $1.9 million quarter-over-quarter. The decrease in freight revenue resulted from a $5.4 million decrease in freight revenues from our Truckload segment partially offset by a $3.5 million increase in revenue from Solutions.

The decrease in Truckload revenue relates to a 6.8% decrease in our average tractor fleet from the 2013 period, as well as the harsh winter weather challenges and the expected unfavorable impact of the February implementation of our enterprise management system at our SRT subsidiary.  These were partially offset by a 1.6% increase in average freight revenue per tractor per week and an increase in freight revenue from our refrigerated intermodal service offering.

The increase in Solutions’ revenue is primarily due to improved coordination with our Truckload segment operations, as well as rate increases from certain customers.

Modifications to the hours-of-service rules in 2013 have decreased utilization and caused losses of efficiency of approximately 3% to 5%, especially in our non-dedicated solo operations. As capacity tightens and volumes increase, these effects may become more pronounced as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured. We have experienced reduced revenue per tractor per week without a corresponding adjustment to rates, as we believe it will take time to obtain compensation from customers for the lost productivity and efficiency.

Based on the capacity constraints in the market, primarily resulting from a shortage of professional drivers and an increased demand caused by improving economic conditions and e-commerce trends, we expect continued positive rate trends into the foreseeable future.

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

Salaries, wages, and related expenses

	Three months ended March 31,
	2014	2013
Salaries, wages, and related expenses	$52,874	$55,074
% of total revenue	32.8%	33.4%
% of freight revenue	41.9%	43.0%

Salaries, wages, and related expenses decreased approximately $2.2 million, or 4.0%, for the three months ended March 31, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, salaries, wages, and related expenses decreased to 32.8% of total revenue for the three months ended March 31, 2014, from 33.4% in the same quarter in 2013.  As a percentage of freight revenue, salaries, wages, and related expenses declined to 41.9% of freight revenue for the three months ended March 31, 2014, from 43.0% in the same quarter in 2013. These declines are primarily the result of decreased truck count during the 2014 period that caused a decrease in expenses related to driver compensation.

Going forward, we believe these expenses could increase in absolute terms and as a percentage of revenue absent an increase in revenue to offset increased costs (and absent any increases in independent contractors as a percentage of our total fleet).  In particular, we expect driver pay may increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. We are continuing our objective of growing our independent contractor fleet as a percentage of our total fleet, which could offset any driver pay increases. Increased independent contractor capacity could shift (and assuming all other factors remain equal, is expected to continue to shift) expenses to the purchased transportation line item with offsetting reductions in employee driver wages and related expenses, net of fuel (as independent contractors generate fuel surcharge revenue, while the related cost of their fuel is included with their compensation in purchased transportation), maintenance, and capital costs. Additionally, we believe the aforementioned modifications to the hours-of-service regulations as well as the shortage of qualified professional drivers will likely increase driver pay on a per mile basis, as such modifications, especially when combined with the tight driver market dynamics, will likely require that we compensate drivers for some portion of their lost productivity resulting from this regulatory change.

Fuel expense

	Three months ended March 31,
	2014	2013
Total fuel expense	$43,176	$48,635
% of total revenue	26.8%	29.5%

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

	Three months ended March 31,
	2014	2013
Total fuel surcharge revenue	$34,684	$36,557
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,817	3,076
Company fuel surcharge revenue	$31,867	$33,481
Total fuel expense	$43,176	$48,635
Less: Company fuel surcharge revenue	31,867	33,481
Net fuel expense	$11,309	$15,154
% of freight revenue	9.0%	11.8%

Total fuel expense decreased approximately $5.5 million, or 11.2%, for the three months ended March 31, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, total fuel expense decreased to 26.8% of total revenue for the three months ended March 31, 2014, from 29.5% in the same quarter in 2013. As a percentage of freight revenue, total fuel expense decreased to 34.2% of freight revenue for the three months ended March 31, 2014, from 37.9% in the same quarter in 2013. These decreases are primarily due to an increase in our average fuel miles per gallon during 2014 as a result of purchasing equipment with more fuel-efficient engines. We pass through fuel surcharges to independent contractors and net the fuel surcharges we receive on miles our company trucks and independent contractors travel against fuel expense (and not purchased transportation) in the table above.  We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately 15.0 cents per gallon lower in the first quarter of 2014 compared with the 2013 quarter.

Additionally, $0.2 million and $0.3 million of gains, net of tax, during the three months ended March 31, 2014 and 2013, respectively, were reclassified from accumulated other comprehensive (loss) income to results of operations as a reduction in fuel expense, related to gains on hedging contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition to the amounts reclassified into our results of operations as reductions in fuel expense, on the contracts that existed at March 31, 2014 and 2013, we recorded less than $0.1 million of unfavorable ineffectiveness for the quarter ended March 31, 2014 and no ineffectiveness for the same 2013 period.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Net fuel expense decreased $3.8 million, or 25.4%, for the three months ended March 31, 2014, as compared to the same 2013 period.  As a percentage of freight revenue, net fuel expense decreased 2.8% for the three months ended March 31, 2014, as compared to the same 2013 period.  These decreases are primarily the result of improved miles per gallon due to new engine technology and improved fuel surcharge recovery on certain customers.

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

Operations and maintenance

	Three months ended March 31,
	2014	2013
Operations and maintenance	$12,031	$11,861
% of total revenue	7.5%	7.2%
% of freight revenue	9.5%	9.3%

For the periods presented, the change in operations and maintenance was not significant as either a percentage of total revenue or freight revenue. However, given the tight driver market, we expect recruiting costs to increase through the remainder of 2014 offset by a reduction in maintenance expense as we reduce the age of our fleet. Accordingly, we expect operations and maintenance to remain relatively even as both a percentage of total revenue and freight revenue.

Revenue equipment rentals and purchased transportation

	Three months ended March 31,
	2014	2013
Revenue equipment rentals and purchased transportation	$25,335	$22,685
% of total revenue	15.7%	13.8%
% of freight revenue	20.1%	17.7%

Revenue equipment rentals and purchased transportation increased approximately $2.7 million, or 11.7%, for the three months ended March 31, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 15.7% of total revenue for the three months ended March 31, 2014, from 13.8% in the same quarter in 2013.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 20.1% of freight revenue for the three months ended March 31, 2014, from 17.7% in the same quarter in 2013. These increases were primarily the result of a $2.3 million increase in payments to third party transportation providers primarily related to growth of our Solutions subsidiary’s less-than-truckload consolidation service offerings and the tight driver market.

This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions, the percentage of our fleet financed with operating leases, and growth of our intermodal service offerings, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. While we have seen a decline in the average number of independent contractors when compared to the 2013 quarter, we continue to actively recruit them, and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three months ended March 31,
	2014	2013
Operating taxes and licenses	$2,745	$2,773
% of total revenue	1.7%	1.7%
% of freight revenue	2.2%	2.2%

For the periods presented, there was no change in operating taxes and licenses as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended March 31,
	2014	2013
Insurance and claims	$6,106	$8,311
% of total revenue	3.8%	5.0%
% of freight revenue	4.8%	6.5%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims decreased approximately $2.2 million, or 26.5%, for the three months ended March 31, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, insurance and claims decreased to 3.8% of total revenue for the three months ended March 31, 2014, from 5.0% in the same quarter in 2013.  As a percentage of freight revenue, insurance and claims decreased to 4.8% of freight revenue for the three months ended March 31, 2014, from 6.5% in the same quarter in 2013.  Even with the harsh winter weather, our chargeable accidents per million miles, as measured by the Department of Transportation (“DOT”), was flat year-over-year. Insurance and claims per mile cost decreased to 8.0 cents per mile in the first quarter of 2014 from 10.0 cents per mile in the first quarter of 2013, which related to favorable claims development experience and reduced accident severity. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities

	Three months ended March 31,
	2014	2013
Communications and utilities	$1,437	$1,284
% of total revenue	0.9%	0.8%
% of freight revenue	1.1%	1.0%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended March 31,
	2014	2013
General supplies and expenses	$3,809	$3,907
% of total revenue	2.4%	2.4%
% of freight revenue	3.0%	3.0%

For the periods presented, there was no change in general supplies and expenses as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Three months ended March 31,
	2014	2013
Depreciation and amortization	$13,090	$10,916
% of total revenue	8.1%	6.6%
% of freight revenue	10.4%	8.5%

Depreciation and amortization increased approximately $2.2 million, or 19.9%, for the three months ended March 31, 2014, compared with the same quarter in 2013. As a percentage of total revenue, depreciation and amortization increased to 8.1% of total revenue for the three months ended March 31, 2014, from 6.6% in the same quarter in 2013.  As a percentage of freight revenue, depreciation and amortization increased to 10.4% of freight revenue for the three months ended March 31, 2014, from 8.5% in the same quarter in 2013. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $1.0 million, as a result of stopping depreciation on certain revenue equipment expected to be sold in 2013 where fair value significantly exceeded book value during the first quarter of 2013 with no similar changes in the first quarter of 2014, partially offset by fewer owned tractors (1,778 and 1,885 tractors at March 31, 2014 and 2013, respectively).  Additionally, the net change on the sale of property and equipment was lower by $1.2 million during the first quarter of 2014 as a result of the type and mileage of the equipment sold during the quarter.  Although we experienced losses on the sale of property and equipment during the first quarter of 2014, we expect to see modest gains for the remainder of 2014.

Other expense, net

	Three months ended March 31,
	2014	2013
Other expense, net	$2,747	$2,633
% of total revenue	1.7%	1.6%
% of freight revenue	2.2%	2.1%

For the periods presented, the change in other expense, net was not significant as either a percentage of total revenue or freight revenue.

Equity in income of affiliate

	Three months ended March 31,
	2014	2013
Equity in income of affiliate	$800	$480

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three months ended March 31, 2014. The increase in TEL’s contributions to our results is the result of their growth in both leasing and truck sales.  Given TEL’s growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax benefit

	Three months ended March 31,
	2014	2013
Income tax benefit	$219	$909
% of total revenue	0.1%	0.6%
% of freight revenue	0.2%	0.7%

The difference in the tax benefit recognized in the 2014 quarter compared to that recognized in the 2013 quarter is primarily related to the $1.3 million increase in the pre-tax income in the 2014 quarter compared to the 2013 quarter, resulting from the aforementioned improvements in operating income and the increase in the contribution from TEL’s earnings.

The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2014 TO THREE MONTHS ENDED MARCH 31, 2013

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended March 31,
	2014	2013
Total Revenues:
Truckload	$150,254	$157,522
Other	10,703	7,209

Total	$160,957	$164,731

Operating Income (Loss):
Truckload	$451	$3,171
Other	541	(267)
Unallocated Corporate Overhead	(638)	(3,619)

Total	$354	$(715)

The decrease in Truckload revenue relates to a 6.8% decrease in our average tractor fleet, as well as the harsh winter weather challenges and the expected unfavorable impact of the February implementation of our enterprise management system at our SRT subsidiary.  These negative impacts were partially offset by a 1.6% increase in average freight revenue per tractor per week and an increase of freight revenue contributed from our refrigerated intermodal service offering. Average freight revenue per tractor per week increased to $3,339 during the 2014 quarter from $3,284 during the 2013 quarter.  Average freight revenue per total mile increased by 4.6 cents per mile (or 3.2%) compared to the 2013 quarter, while average miles per unit decreased by 1.5%. The main factors negatively impacting utilization were a decrease in the percentage of our fleet comprised of team-driven tractors and declined seated truck percentage, partially offset by improved efficiencies related to asset allocation and improved use of technology.  Additionally, fuel surcharge revenue decreased $1.9 million year-over-year due to a decreased number of tractors partially offset by favorable rate adjustments from certain customers.

Our Truckload operating income was $2.7 million lower in the 2014 quarter than in the 2013 quarter, due to the unfavorable net change of $1.2 million on the sale of property and equipment as well as the expected unfavorable impact of the implementation of our enterprise management system at our SRT subsidiary during the first quarter of 2014, partially offset by improvements at our Covenant Transport and Star subsidiaries.

Other total revenue increased 48.5%, to $10.7 million, in the 2014 quarter compared to the 2013 quarter.  Operating income was approximately $0.5 million compared with operating loss of $0.3 million in the first quarter of 2013 due to the combination of reduced purchased transportation expense percentage and improved fixed cost absorption with the added revenues.

The improvement in unallocated corporate overhead operating loss is the result of favorable claims development experience and reduced accident severity as through an internal insurance premium process, we charge our subsidiaries a premium such that the volatility due to changes in severe accidents is minimized at our subsidiary level.  Additionally, we record all changes in claims development experience at our parent company level, thus the aforementioned favorable claims development experience and reduction in accident severity positively impacted unallocated corporate overhead with minimal impact to our subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, and secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at March 31, 2014, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had working capital (total current assets less total current liabilities) of $17.6 million and $14.1 million at March 31, 2014 and December 31, 2013, respectively. Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at March 31, 2014, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. We had approximately $19.3 million in borrowings outstanding under the Credit Facility as of March 31, 2014, undrawn letters of credit outstanding of approximately $38.2 million, and available borrowing capacity of $29.9 million.  Our intra-period borrowings on the Credit Facility have ranged from $0.2 million to $22.3 million during the first three months of 2014.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment. The most recent amendment to our Credit Facility, as discussed below, includes several favorable provisions that enhance our liquidity and provide flexibility related to capital decisions.

Cash Flows

Net cash flows provided by operating activities were higher in 2014 than 2013, partially due to a net loss of $1.4 million in the 2014 quarter compared to a net loss of $2.0 million in the 2013 quarter.  Depreciation and amortization was higher in the 2014 quarter, primarily due to having stopped depreciation on certain revenue equipment where the fair value significantly exceeded book value during the first quarter of 2013 with no similar changes in the first quarter of 2014, partially offset by fewer owned tractors at March 31, 2014 compared to March 31, 2013, while the net change on the sale of property and equipment was lower by $1.2 million during the first quarter of 2014 as a result of the type and mileage of the equipment sold during the quarter. The fluctuations in cash flows from receivables and driver advances primarily relate to an $8.1 million increase in receivables associated with the growth in our Solutions subsidiary, including its accounts receivable factoring business, partially offset by decreases in freight revenue and fuel surcharge revenue within our Truckload segment.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payments on our trade accounts in the 2014 period compared to the 2013 period.

The fluctuation in net cash flows from investing activities was primarily the result of the trade cycle for our revenue equipment and the net fleet reduction when compared to the 2013 quarter.  During the 2014 quarter we took delivery of approximately 125 new company tractors and disposed of approximately 300 used tractors resulting in an average of 2,652 tractors for the quarter ended March 31, 2014 compared to an average of 2,846 tractors in for the same 2013 period.  Additionally, during the 2013 period we paid out $0.5 million in earn-out payments to TEL, our equity method investee with no similar payments made during the 2014 period.

The increase in net cash flows used in financing activities was a function of repayments of notes payable and capital leases, offset by proceeds from new notes payable, using $15.7 million in the 2014 quarter, compared to $3.8 million in the 2013 quarter, as well as an increase in net borrowings on our Credit Facility of $8.3 million period-over-period primarily related to the trade cycle of the Company’s revenue equipment and cash flows from investing and operating activities discussed above.  Additionally, during the first quarter of 2014 checks in excess of bank balance provided net proceeds of $0.7 million compared to a net repayment of $0.8 million for the same 2013 period.

Material Debt Agreements

In September 2008, we and substantially all of our subsidiaries entered into the Credit Facility.

The Credit Facility was originally structured as an $85.0 million revolving credit facility, with an accordion feature that, so long as no event of default existed, allowed us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility included, within our $85.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $85.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the aggregate commitments under the Credit Facility from time-to-time.

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

In exchange for these amendments, we agreed to pay fees of $0.3 million. Based on availability as of March 31, 2014 and December 31, 2013, there was no fixed charge coverage requirement.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.25%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.25%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is also adjusted quarterly between 1.5% and 2.25% based on the average daily amount by which the aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $19.3 million of borrowings outstanding under the Credit Facility as of March 31, 2014, undrawn letters of credit outstanding of approximately $38.2 million, and available borrowing capacity of $29.9 million.  The interest rate on outstanding borrowings as of March 31, 2014 was 5.0% on $0.3 million of base rate loans and 2.3% on $19.0 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2014 terminate in April 2014 through September 2020 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2014 to September 2018. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $178.3 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At March 31, 2014, we had financed 637 tractors and 3,438 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the first quarter increased to $6.0 million in 2014 from $5.3 million in the 2013 period.  The total present value amount of remaining payments under operating leases as of March 31, 2014, was approximately $76.2 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $10.9 million at March 31, 2014. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2014, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our condensed consolidated financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2013 Annual Report on Form 10-K.

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

At March 31, 2014, we had forward futures swap contracts on approximately 10.2 million gallons for the remainder of 2014, or approximately 24.8% of our projected remaining 2014 fuel requirements, and approximately 9.5 million gallons for 2015, or approximately 17.3% of our projected 2015 fuel requirements.

The fair value of the contracts that were in effect at March 31, 2014, which had a fair value of approximately $0.3 million, are included in other long-term liabilities in the condensed consolidated balance sheet and are included in accumulated other comprehensive loss.  Additionally, $0.3 million was reclassified from accumulated other comprehensive income into our results from operations for the three months ended March 31, 2014, related to gains on contracts that expired.  In addition to the amounts reclassified into our results of operations as a reduction of fuel expense, we recorded less than $0.1 million of unfavorable ineffectiveness on the contracts that existed at March 31, 2014.

Based on the amounts in accumulated other comprehensive loss as of  March 31, 2014, and the expected timing of the purchases of the diesel hedged, we expect to reclassify less than $0.1 million of gains on derivative instruments from accumulated other comprehensive loss into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2014, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on our expected fuel consumption for the remainder of 2014, a one dollar change in the related price of heating oil or diesel per gallon would change our net fuel expense by an insignificant amount, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.  This sensitivity analysis considers that we purchase approximately 41.4 million gallons of diesel during the remainder of 2014, on which we recovered approximately 80.3% of the cost in 2014. Assuming our fuel surcharge recovery is consistent during 2014, this leaves 8.1 million gallons that are not covered by the natural hedge created by our fuel surcharges.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $232.1 million of debt and capital leases, we had $23.2 million of variable rate debt outstanding at March 31, 2014, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.2 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

ITEM 1A.                      RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2013, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended March 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1-31, 2014	-	-	-	-
February 1-28, 2014	6,342	$9.82	-	-
March 1-31, 2014	1,362	$10.84	-	-
Total	7,704	$10.00	-	-

(1)
Includes 6,342 and 1,362 shares of Class A common stock withheld at average prices of $9.82 and $10.84 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	*#	Description of 2014 Bonus Plan
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to the company’s Form 10-Q, filed May 13, 2011.
#	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 13, 2014	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer