Form 10-Q
period 2014-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2014-08-08
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 1, 2014).
Class A Common Stock, $.01 par value: 12,606,928 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                                FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2014 (unaudited)	December 31, 2013
Current assets:
Cash and cash equivalents	$19,351	$9,263
Accounts receivable, net of allowance of $1,918 in 2014 and $1,736 in 2013	82,159	81,242
Drivers' advances and other receivables, net of allowance of $1,393 in 2014 and $1,337 in 2013	6,316	5,356
Inventory and supplies	4,708	4,718
Prepaid expenses	11,374	10,418
Assets held for sale	7,532	7,073
Deferred income taxes	4,631	5,234
Income taxes receivable	1,021	146
Total current assets	137,092	123,450

Property and equipment, at cost	441,271	462,376
Less: accumulated depreciation and amortization	(121,147)	(132,768)
Net property and equipment	320,124	329,608

Other assets, net	14,670	13,364
Total assets	$471,886	$466,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$2,496	$2,918
Accounts payable	12,431	8,322
Accrued expenses	28,769	28,185
Current maturities of long-term debt	37,202	44,070
Current portion of capital lease obligations	9,251	8,732
Current portion of insurance and claims accrual	17,402	17,151
Total current liabilities	107,551	109,378

Long-term debt	173,849	169,491
Long-term portion of capital lease obligations	11,199	13,186
Insurance and claims accrual	13,584	13,601
Deferred income taxes	61,389	59,077
Other long-term liabilities	1,270	1,329
Total liabilities	368,842	366,062
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,606,928 shares outstanding as of June 30, 2014 and 12,559,703 shares outstanding as of December 31, 2013	145	145
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	88,397	88,620
Treasury stock at cost; 862,162 shares and 909,387 shares as of June 30, 2014 and December 31, 2013, respectively	(11,871)	(12,319)
Accumulated other comprehensive income	886	833
Retained earnings	25,463	23,057
Total stockholders' equity	103,044	100,360
Total liabilities and stockholders' equity	$471,886	$466,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2014	2013	2014	2013
Revenue:
Freight revenue	$137,678	$135,991	$263,951	$264,165
Fuel surcharge revenue	35,976	36,497	70,660	73,054
Total revenue	$173,654	$172,488	$334,611	$337,219

Operating expenses:
Salaries, wages, and related expenses	56,141	54,800	109,015	109,874
Fuel expense	41,915	46,559	85,091	95,194
Operations and maintenance	11,533	12,522	23,564	24,383
Revenue equipment rentals and purchased transportation	27,612	26,776	52,946	49,461
Operating taxes and licenses	2,562	2,662	5,308	5,435
Insurance and claims	7,578	7,450	13,684	15,761
Communications and utilities	1,427	1,252	2,864	2,536
General supplies and expenses	4,529	4,393	8,338	8,300
Depreciation and amortization, including gains and losses on disposition of property and equipment	11,301	9,724	24,391	20,640
Total operating expenses	164,598	166,138	325,201	331,584
Operating income	9,056	6,350	9,410	5,635
Other (income) expenses:
Interest expense	2,722	2,617	5,473	5,250
Interest income	(4)	(2)	(8)	(1)
Other expenses, net	2,718	2,615	5,465	5,249
Equity in income of affiliate	850	550	1,650	1,030
Income before income taxes	7,188	4,285	5,595	1,416
Income tax expense	3,408	2,394	3,189	1,484
Net income (loss)	$3,780	$1,891	$2,406	$(68)

Income (loss) per share:
Basic net income (loss) per share	$0.25	$0.13	$0.16	$(0.00)
Diluted net income (loss) per share	$0.25	$0.13	$0.16	$(0.00)
Basic weighted average shares outstanding	14,930	14,852	14,922	14,809
Diluted weighted average shares outstanding	15,179	15,052	15,176	14,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2014	2013	2014	2013

Net income (loss)	$3,780	$1,891	$2,406	$(68)

Other comprehensive income (loss):

Unrealized gain (loss) on effective portion of fuel hedges, net of tax of $787 and $259 in 2014 and $951 and $700 in 2013, respectively	1,263	(1,526)	417	(1,122)

Reclassification of fuel hedge (gain) loss into statement of operations, net of tax of $122 and $227 in 2014 and $108 and $0 in 2013, respectively	(196)	282	(364)	1
Total other comprehensive income (loss)	1,067	(1,244)	53	(1,121)

Comprehensive income (loss)	$4,847	$647	$2,459	$(1,189)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited and in thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In Capital	Treasury Stock	Comprehensive Income	Retained Earnings	Stockholders' Equity
	Class A	Class B

Balances at December 31, 2013	$145	$24	$88,620	($12,319)	$833	$23,057	$100,360
Net income	-	-	-	-	-	2,406	2,406

Other comprehensive income	-	-	-	-	53	-	53

Reversal of previously recognized stock based employee compensation expense	-	-	(141)	-	-	-	(141)

Stock-based employee compensation expense	-	-	294	-	-	-	294

Issuance of restricted shares	-	-	(521)	448	-	-	(73)

Income tax benefit arising from restricted share vesting	-	-	145	-	-	-	145

Balances at June 30, 2014	$145	$24	$88,397	($11,871)	$886	$25,463	$103,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)

	Six months ended June 30, (unaudited)
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,406	$(68)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	426	141
(Reversal) deferred gain on sales to equity method investee	(72)	285
Depreciation and amortization	24,970	21,576
Amortization of deferred financing fees	123	122
Deferred income tax benefit	3,028	2,052
Income tax (benefit) deficit arising from restricted share vesting	(145)	111
Unrealized (gain) loss on ineffective portion of fuel hedges	(20)	75
Stock-based compensation expense	253	9
Equity in income of affiliate	(1,650)	(1,030)
Gain on disposition of property and equipment	(579)	(936)
Changes in operating assets and liabilities:
Receivables and advances	(3,122)	(10,546)
Prepaid expenses and other assets	(933)	(2,948)
Inventory and supplies	10	(120)
Insurance and claims accrual	234	7,936
Accounts payable and accrued expenses	191	(2,401)
Net cash flows provided by operating activities	25,120	14,258

Cash flows from investing activities:
Acquisition of property and equipment	(59,417)	(44,613)
Return on investment (investment) in affiliated company	307	(500)
Proceeds from disposition of property and equipment	48,540	26,875
Net cash flows used in investing activities	(10,570)	(18,238)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(422)	(479)
Proceeds from issuance of notes payable	36,063	42,556
Income tax benefit (deficit) arising from restricted share vesting	145	(111)
Repayments of notes payable	(48,385)	(46,752)
Repayments of capital lease obligations	(1,468)	(1,028)
Proceeds under revolving credit facility, net	9,813	12,549
Payment of minimum tax withholdings on stock compensation	(174)	(200)
Debt refinancing costs	(34)	(347)
Net cash used in financing activities	(4,462)	6,188

Net change in cash and cash equivalents	10,088	2,208

Cash and cash equivalents at beginning of period	9,263	6,846

Cash and cash equivalents at end of period	$19,351	$9,054

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

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income (loss) per share for the three and six months ended June 30, 2014 and 2013 excludes all unexercised options and 32,857 and 199,638 unvested shares, respectively, since the effect of any assumed exercise of the related awards would be anti-dilutive.  Income (loss) per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net loss per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$3,780	$1,891	$2,406	$(68)
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,930	14,852	14,922	14,809
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	249	200	254	-
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	15,179	15,052	15,176	14,809

Basic income (loss) per share:	$0.25	$0.13	$0.16	$(0.00)
Diluted income (loss) per share:	$0.25	$0.13	$0.16	$(0.00)

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total Revenues:
Truckload	$160,338	$161,884	$310,593	$319,405
Other	13,316	10,604	24,018	17,814

Total	$173,654	$172,488	$334,611	$337,219

Operating Income (Loss):
Truckload	$12,065	$7,967	$12,515	$11,138
Other	565	475	1,106	208
Unallocated Corporate Overhead	(3,574)	(2,092)	(4,211)	(5,711)

Total	$9,056	$6,350	$9,410	$5,635

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

Our liability recorded for uncertain tax positions as of June 30, 2014 has not changed significantly in amount or composition since December 31, 2013.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at June 30, 2014, for $0.9 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.                      Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	June 30, 2014	December 31, 2013
Fair Value of Derivatives	$1,516	$1,412
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$1,516	$1,412
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $12.8 million of factoring receivables at June 30, 2014, net of a $0.2 million allowance for bad debts.  We advance approximately 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At June 30, 2014, the retained amounts related to factored receivables totaled $1.3 million and were included in accounts payable in the condensed consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

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

At June 30, 2014, we had forward futures swap contracts on approximately 6.8 million gallons for the remainder of 2014, or approximately 24.8% of our projected remaining 2014 fuel requirements, approximately 11.0 million gallons for 2015, or approximately 20.0% of our projected 2015 fuel requirements, and approximately 4.5 million gallons for 2016, or approximately 8.2% of our projected 2016 fuel requirements.

The fair value of the contracts that were in effect at June 30, 2014, which had a fair value of approximately $1.5 million, are included in other long-term assets in the condensed consolidated balance sheet and are included in accumulated other comprehensive income, net of tax.  Additionally, $0.3 million and $0.6 million were reclassified from accumulated other comprehensive income into our results from operations as a reduction in fuel expense for the three and six months ended June 30, 2014, respectively, related to gains on contracts that expired.  In addition to the amounts reclassified into our results of operations as a reduction of fuel expense, we recorded less than $0.1 million of favorable ineffectiveness on the contracts that existed at June 30, 2014.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. The calculation of ineffectiveness excludes approximately $0.1 million from the assessment of hedge ineffectiveness as a result of the related contracts being in an under-hedged position as of the date of the calculation.

Based on the amounts in accumulated other comprehensive income as of June 30, 2014, and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $0.6 million of gains on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2014, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.                      Debt

Current and long-term debt consisted of the following at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014		December 31, 2013
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$16,823	$-	$7,010
Revenue equipment installment notes with finance companies; weighted average interest rate of 4.0% and 4.7% at June 30, 2014 and December 31, 2013, respectively, due in monthly installments with final maturities at various dates ranging from July 2014 to December 2021, secured by related revenue equipment	36,918	153,206	43,745	158,596
Real estate note; interest rate of 2.5% and 2.4% at June 30, 2014 and December 31, 2013, due in monthly installments with fixed maturity at December 2018, secured by related real estate	176	3,679	217	3,693
Other note payable, interest rate of 3.0% at June 30, 2014 and December 31, 2013, respectively, with fixed maturity at November 2016	108	142	108	192
Total debt	37,202	173,850	44,070	169,491
Principal portion of capital lease obligations, secured by related revenue equipment	9,251	11,199	8,732	13,186
Total debt and capital lease obligations	$46,453	$185,049	$52,802	$182,677

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

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of June 30, 2014 and December 31, 2013, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $16.8 million of borrowings outstanding under the Credit Facility as of June 30, 2014, undrawn letters of credit outstanding of approximately $37.2 million, and available borrowing capacity of $35.7 million.  The interest rate on outstanding borrowings as of June 30, 2014, was 5.0% on $3.8 million of base rate loans and 2.3% on $13.0 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2014 terminate in July 2014 through September 2020 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2014 to December 2021. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $176.8 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, will be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

Note 8.                      Share-Based Compensation

In February 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval, a third amendment (the "Third Amendment") to the 2006 Omnibus Incentive Plan (the "Incentive Plan").  The Third Amendment (i) provides that the maximum aggregate number of shares of Class A common stock available for grant of awards under the Incentive Plan from and after May 29, 2013, shall not exceed 750,000, plus any remaining available shares of the 800,000 shares previously made available under the second amendment to the Incentive Plan (the "Second Amendment"), and any expirations, forfeitures, cancellations, or certain other terminations of shares approved for grant under the Third Amendment or the Second Amendment previously reserved, plus any remaining expirations, forfeitures, cancellations, or certain other terminations of such shares, and (ii) re-sets the term of the Incentive Plan to expire with respect to the ability to grant new awards on June 30, 2023.  The Compensation Committee also re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m).  The Company's stockholders approved the adoption of the Third Amendment and re-approved the material terms of the performance-based goals under the Incentive Plan at the Company's 2013 Annual Meeting held on May 29, 2013.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At June 30, 2014, 674,591 of the aforementioned 1,550,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after June 30, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, is stock-based compensation expense of approximately $0.2 million and benefit of $0.3 million, respectively, and expense of $0.2 million and benefit of $0.1 million for the six months ended June 30, 2014 and 2013, respectively.  The 2014 and 2013 amounts include the reversal of approximately $0.1 million and $0.4 million, respectively, of previously recorded stock compensation expense recognized in prior periods related to performance-based restricted stock for which the Company has determined it is improbable of meeting the required performance-based criteria for the potential future vesting of such securities. An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, as it relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to forfeit receipt of 15,388 shares of Class A common stock at a weighted average per share price of $11.28 based on the closing price of our Class A common stock on the dates the shares vested in 2014, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

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

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. During the six-month period ended June 30, 2014, we sold tractors and trailers to TEL totaling $4.9 million and reversed $0.1 million in previously deferred gains on the tractors and trailers sold to TEL for equipment that was subsequently sold to a third party.  The deferred gains, totaling $0.8 million at June 30, 2014, are being carried as a reduction in our investment in TEL.  At June 30, 2014 and December 31, 2013, we had a receivable from TEL for $1.8 million and $1.9 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2014 net income, or $1.7 million. Our investment in TEL, totaling $10.2 million and $8.7 million, at June 30, 2014 and December 31, 2013, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below.

(in thousands)	As of June 30, 2014	As of December 31, 2013
Current Assets	$11,317	$9,160
Non-current Assets	44,965	40,296
Current Liabilities	2,487	13,456
Non-current Liabilities	41,096	26,101
Total Equity	$12,699	$9,899

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Revenue	$23,242	$12,837	$40,889	$23,166
Operating Expenses	20,956	11,355	36,493	20,375
Operating Income	2,286	1,482	4,396	2,791
Net Income	$1,766	$1,197	$3,427	$2,208

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

We had $35.7 million and $39.0 million of outstanding and undrawn letters of credit as of June 30, 2014 and December 31, 2013, respectively. The letters of credit are maintained primarily to support our insurance programs.

Effective April 1, 2013, we entered into an auto liability policy with a three-year term. The policy retains the $1.0 million per claim limit for the primary excess layer of our auto liability program, with no changes to the excess policies. Similar to the prior policy, the current policy contains a commutation option; however, this option is only available after the completion of the three-year policy term.

Note 11.                       Accumulated Other Comprehensive Income

AOCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following tables summarize the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended June 30, 2014	Amount Reclassified from AOCI for the six months ended June 30, 2014	Affected Line Item in the Statement of Operations
Gains on cash flow hedges
Commodity derivative contracts	$(318)	$(591)	Fuel expense
	122	227	Income tax expense
	$(196)	$(364)	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected sources of working capital and liquidity, expected capital expenditures, expected cash flows, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, expected driver compensation and other future expenses, future utilization of independent contractors, strategies for managing fuel costs, future fleet size and management, the expected value of equipment subject to operating leases relative to our payment obligations under such operating leases, the anticipated impact of our investment in TEL, and the anticipated impact of existing and future industry regulation, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The second quarter of 2014 was characterized by robust freight volumes, customers seeking a high level of service, an ability to improve yields through lane engineering and higher rates, and strong competition for an increasingly short supply of qualified professional drivers. Operating results for our asset-based operations improved meaningfully as our operating ratio was 93.2% compared with 95.3% in the 2013 quarter. The main positives in the second quarter were the significant improvement in the operating profitability at our Covenant Transport and Star subsidiaries, sequential improvement in the results at our SRT subsidiary following their major system conversion during the first quarter of 2014, a 5.2% increase in rates over last year, a 1.5% increase in average miles per truck, and a decrease in our total indebtedness. Additionally, we amended previously filed fuel tax returns relating to fiscal 2010-2013 and received a $0.9 million tax credit that was recognized in the second quarter of 2014, net of the related professional fees. The main negatives in the quarter were a 7.8% decrease in fleet size over last year and increased operating costs on a per mile basis.

Additional items of note for the second quarter of 2014 include the following:

●
Total revenue of $173.7 million, an increase of 0.7% compared with the second quarter of 2013 and freight revenue of $137.7 million (excluding revenue from fuel surcharges), an increase of 1.2% compared with the second quarter of 2013;

●	Operating income of $9.1 million and an operating ratio of 93.4%, compared with operating income of $6.4 million and an operating ratio of 95.3% in the second quarter of 2013;

●	Net income of $3.8 million, or $0.25 per basic and diluted share, compared with net income of $1.9 million, or $0.13 per basic and diluted share, in the second quarter of 2013;

●	With available borrowing capacity of $35.7 million under our Credit Facility, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Solutions’ revenue increased by 25.6% to $13.3 million, compared to $10.6 million for the second quarter of 2013, and the expansion of Solutions’ gross margin (purchased transportation divided by revenue;

●	Our equity investment in TEL provided $0.9 million of pre-tax earnings compared to $0.6 million in the second quarter of 2013;

●	Since December 31, 2013, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations has increased by $6.6 million to $283.6 million; and

●	Stockholders’ equity at June 30, 2014, was $103.0 million and our tangible book value was $102.8 million, or $6.88 per basic share.

The industry’s driver shortage continues to be its most significant challenge. Therefore, we continue to task ourselves to improve the quality of life and achievable compensation for our valued professional drivers, in an effort to attract and retain the very best drivers. As a result, our drivers’ employment experience and keeping our trucks seated are at the forefront of every initiative we implement and decision we make.

As a result, we reduced capacity allocated to all three of our truckload subsidiaries.  However, we are encouraged that our fleet size seems to have stabilized during the second quarter and we experienced a 12% year-over-year improvement in driver turnover.  We will continue our emphasis on appropriate allocation of capital resources, coordinating efforts among all of our operating companies, reducing leverage, and improving our drivers’ employment experience.

Additionally, near the end of the second quarter we closed an underperforming service offering provided by Solutions. We expect that the closure will reduce revenue, which we expect to reduce Solutions' ability to cover its fixed overhead costs that could pressure margins in the near term.

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

Our main measure of profitability is operating ratio, which we define as operating expenses, net of fuel surcharge revenue, divided by total revenue, less fuel surcharge revenue, or freight revenue.

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

Revenue Equipment

At June 30, 2014, we operated 2,564 tractors and 6,918 trailers. Of such tractors, 1,843 were owned, 530 were financed under operating leases, and 191 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,848 were owned, 3,298 were financed under operating leases, and 772 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2014, our fleet had an average tractor age of 1.8 years and an average trailer age of 5.5 years.

Independent contractors provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile.  We do not have the capital outlay of purchasing or leasing the tractor.  The payments to independent contractors and the financing of equipment under operating leases are recorded in revenue equipment rentals and purchased transportation.  Expenses associated with owned equipment, such as interest and depreciation, and expenses associated with employee drivers, including driver compensation, fuel, and other expenses, are not incurred with respect to independent contractors.  Obtaining equipment from independent contractors and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses, and as such, we evaluate our efficiency using net margin as well as operating ratio.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2014 TO THREE AND SIX MONTHS ENDED JUNE 30, 2013

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable:

Revenue

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Freight revenue	$137,678	$135,991	$263,951	$264,165
Fuel surcharge revenue	35,976	36,497	70,660	73,054
Total revenue	$173,654	$172,488	$334,611	$337,219

For the quarter ended June 30, 2014, total revenue increased $1.2 million, or 0.7%, to $173.7 million from $172.5 million in the 2013 quarter.  Freight revenue increased $1.7 million, or 1.2%, to $137.7 million for the quarter ended June 30, 2014, from $136.0 million in the 2013 quarter, while fuel surcharge revenue decreased $0.5 million quarter-over-quarter. The increase in freight revenue resulted from a $2.7 million increase in revenues from Solutions partially offset by a $1.0 million decrease in freight revenues from our Truckload segment.

The decrease in Truckload revenue relates to a 7.8% decrease in our average tractor fleet from the 2013 quarter, partially offset by a 6.8% increase in average freight revenue per tractor per week, and $0.9 million increase in freight revenue from our refrigerated intermodal service offering.

The increase in Solutions’ revenue is primarily due to improved coordination with our Truckload segment operations, as well as additional business from several new customers during the period.

For the six-month period ended June 30, 2014, total revenue decreased $2.6 million, or 0.8%, to $334.6 million from $337.2 million in the 2013 period.  Freight revenue decreased $0.2 million, or 0.1%, to $264.0 million for the six months ended June 30, 2014, from $264.2 million in the 2013 period, while fuel surcharge revenue also decreased $2.4 million period-over-period. The decrease in freight revenue resulted from a $6.4 million decrease in freight revenues from our Truckload segment partially offset by a $6.2 million increase in revenue from Solutions.

The decrease in Truckload revenue relates to a 7.3% decrease in our average tractor fleet from the 2013 period, as well as the harsh winter weather challenges and the expected unfavorable impact of the February implementation of our enterprise management system at our SRT subsidiary during the first quarter.  These were partially offset by a 4.2% increase in average freight revenue per tractor per week and a $1.9 million increase in freight revenue from our refrigerated intermodal service offering.

Modifications to the Federal Motor Carrier Safety Administration's hours-of-service rules in 2013 have decreased utilization and caused losses of efficiency especially in our non-dedicated solo operations. As capacity tightens and volumes increase, these effects may become more pronounced as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

Based on the capacity constraints in the market, primarily resulting from a shortage of professional drivers and an increased demand arising from improving economic conditions and e-commerce trends, we expect continued positive rate trends into the foreseeable future.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  As it relates to the comparison of expenses to freight revenue, we believe removing fuel surcharge revenue, which is sometimes a volatile source of revenue, affords a more consistent basis for comparing the results of operations from period-to-period.

Salaries, wages, and related expenses

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Salaries, wages, and related expenses	$56,141	$54,800	$109,015	$109,874
% of total revenue	32.3%	31.8%	32.6%	32.6%
% of freight revenue	40.8%	40.3%	41.3%	41.6%

Salaries, wages, and related expenses increased approximately $1.3 million, or 2.4%, for the three months ended June 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, salaries, wages, and related expenses increased to 32.3% of total revenue for the three months ended June 30, 2014, from 31.8% in the same quarter in 2013.  As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.8% of freight revenue for the three months ended June 30, 2014, from 40.3% in the same quarter in 2013. These increases are primarily the result of employee pay adjustments and higher workers' compensation expense since the second quarter of 2013.

For the six months ended June 30, 2014 salaries, wages, and related expenses decreased approximately $0.9 million, or 0.8%, compared with the same period in 2013.  As a percentage of total revenue, salaries, wages, and related expenses remained even at 32.6% of total revenue for the six months ended June 30, 2014 and 2013.  As a percentage of freight revenue, salaries, wages, and related expenses declined slightly to 41.3% of freight revenue for the six months ended June 30, 2014, from 41.6% in the same period in 2013.

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

Fuel expense

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total fuel expense	$41,915	$46,559	$85,091	$95,194
% of total revenue	24.1%	27.0%	25.4%	28.2%

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total fuel surcharge	$35,976	$36,497	$70,660	$73,054
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,781	3,328	5,598	6,405
Company fuel surcharge revenue	$33,195	$33,169	$65,062	$66,649
Total fuel expense	$41,915	$46,559	$85,091	$95,194
Less: Company fuel surcharge revenue	33,195	33,169	65,062	66,649
Net fuel expense	$8,720	$13,390	$20,029	$28,545
% of freight revenue	6.3%	9.8%	7.6%	10.8%

Total fuel expense decreased approximately $4.6 million, or 10.0%, for the three months ended June 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, total fuel expense decreased to 24.1% of total revenue for the three months ended June 30, 2014, from 27.0% in the same quarter in 2013. As a percentage of freight revenue, total fuel expense decreased to 30.4% of freight revenue for the three months ended June 30, 2014, from 34.2% in the same quarter in 2013. These decreases are primarily due to an increase in our average fuel miles per gallon during 2014 as a result of purchasing equipment with more fuel-efficient engines, improved fuel pricing, as well as an approximately $0.9 million fuel tax credit related to amended fuel tax returns for fiscal years 2010 – 2013.  We pass through fuel surcharges to independent contractors and net the fuel surcharges we receive on miles our company trucks and independent contractors travel against fuel expense (and not purchased transportation) in the table above.  We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated during the quarter; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately 8.7 cents per gallon higher in the second quarter of 2014 compared with the same 2013 quarter.

For the six months ended June 30, 2014, total fuel expense decreased approximately $10.1 million, or 10.6%, compared with the same period in 2013.  As a percentage of total revenue, total fuel expense decreased to 25.4% of total revenue for the six months ended June 30, 2014, from 28.2% in the 2013 period.  As a percentage of freight revenue, total fuel expense decreased to 5.5% of freight revenue for the six months ended June 30, 2014, from 8.4% in the 2013 period.  These decreases are primarily due to an increase in our average fuel miles per gallon during 2014 as a result of purchasing equipment with more fuel-efficient engines, improved fuel pricing, and the aforementioned fuel tax credit.

Additionally, $0.4 million of gains and less than $0.1 million of losses net of tax, during the six months ended June 30, 2014 and 2013, respectively, were reclassified from accumulated other comprehensive income to results of operations as a reduction (increase) in fuel expense, respectively, related to gains (losses) on hedging contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition to the amounts reclassified into our results of operations as reductions (increases) in fuel expense, on the contracts that existed at June 30, 2014 and 2013, we recorded less than $0.1 million of favorable ineffectiveness for the quarter ended June 30, 2014 and $0.1 million of unfavorable ineffectiveness for the same quarter in 2013.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Net fuel expense decreased $4.7 million, or 34.9%, and $8.5 million, or 29.8%, for the three and six months ended June 30, 2014, as compared to the same 2013 periods, respectively.  As a percentage of freight revenue, net fuel expense decreased 3.5% and 3.2% for the three and six months ended June 30, 2014, as compared to the same 2013 periods, respectively.  These decreases are primarily the result of improved miles per gallon due to new engine technology, improved fuel surcharge recovery on certain customers, and the aforementioned fuel tax credit.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our fuel miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of rising fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, and the success of fuel efficiency initiatives.  We have focused our efforts on increasing our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units.  If these efforts are successful, they could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense.

Operations and maintenance

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operations and maintenance	$11,533	$12,522	$23,564	$24,383
% of total revenue	6.6%	7.3%	7.0%	7.2%
% of freight revenue	8.4%	9.2%	8.9%	9.2%

Operations and maintenance decreased approximately $1.0 million, or 7.9%, for the three months ended June 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, operations and maintenance decreased to 6.6% of total revenue for the three months ended June 30, 2014, from 7.3% in the same quarter in 2013.  As a percentage of freight revenue, operations and maintenance decreased to 8.4% of freight revenue for the three months ended June 30, 2014, from 9.2% in the same quarter in 2013. These decreases were primarily the result of reduced parts and vehicle maintenance expense related to the fleet reduction and an improvement in the average age of our revenue equipment partially offset by increased vehicle repairs due to unseated trucks and increased driver recruiting costs.

For the six months ended June 30, 2014, operations and maintenance decreased approximately $0.8 million, or 3.4%, compared with the same period in 2013.  As a percentage of total revenue, operations and maintenance decreased to 7.0% of total revenue for the six months ended June 30, 2014, from 7.2% in the same period in 2013.  As a percentage of freight revenue, operations and maintenance decreased to 8.9% of freight revenue for the six months ended June 30, 2014, from 9.2% in the same period in 2013. These decreases were primarily the result of reduced parts and vehicle maintenance expense related to removing higher maintenance units from the fleet partially offset by increased vehicle repairs due to unseated trucks and increased driver recruiting costs.

Revenue equipment rentals and purchased transportation

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue equipment rentals and purchased transportation	$27,612	$26,776	$52,946	$49,461
% of total revenue	15.9%	15.5%	15.8%	14.7%
% of freight revenue	20.1%	19.7%	20.1%	18.7%

Revenue equipment rentals and purchased transportation increased approximately $0.8 million, or 3.1%, for the three months ended June 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 15.9% of total revenue for the three months ended June 30, 2014, from 15.5% in the same quarter in 2013.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 20.1% of freight revenue for the three months ended June 30, 2014, from 19.7% in the same quarter in 2013. These increases were primarily the result of an increase in payments to third party transportation providers, which largely related to an increase in Solutions’ revenue and the tight driver market that resulted in increased payments to third party transportation providers, partially offset by a decrease in payments to independent contractors, which comprised a smaller percentage of our total fleet.  The increase in Solutions' revenue stemmed from improved coordination with our Truckload segment operations and bringing on new customers during the quarter.

For the six months ended June 30, 2014, revenue equipment rentals and purchased transportation increased approximately $3.5 million, or 7.0%, compared with the same period in 2013.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 15.8% of total revenue for the six months ended June 30, 2014, from 14.7% in the same period in 2013.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 20.1% of freight revenue for the six months ended June 30, 2014, from 18.7% in the same period in 2013.  These increases were primarily the result of an increase in payments to third party transportation providers, which largely related to an increase in Solutions’ revenue and the tight driver market that resulted in increased payments to third party transportation providers, partially offset by a decrease in payments to independent contractors, which comprised a smaller percentage of our total fleet.  The increase in Solutions' revenue stemmed from improved coordination with our Truckload segment operations and bringing on new customers during the period.

This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions, the percentage of our fleet financed with operating leases, the cost to obtain third party transportation services, and growth of our intermodal service offerings, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  As previously discussed, near the end of the second quarter of 2014 we closed an underperforming service offering provided by Solutions, which we expect to reduce purchased transportation in the second half of 2014.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. While we have seen a decline in the average number of independent contractors when compared to the second quarter of 2013, we continue to actively recruit them, and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating taxes and licenses	$2,562	$2,662	$5,308	$5,435
% of total revenue	1.5%	1.5%	1.6%	1.6%
% of freight revenue	1.9%	2.0%	2.0%	2.1%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Insurance and claims	$7,578	$7,450	$13,684	$15,761
% of total revenue	4.4%	4.3%	4.1%	4.7%
% of freight revenue	5.5%	5.5%	5.2%	6.0%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims increased approximately $0.1 million, or 1.7%, for the three months ended June 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, insurance and claims increased to 4.4% of total revenue for the three months ended June 30, 2014, from 4.3% in the same quarter in 2013.  As a percentage of freight revenue, insurance and claims remained flat at 5.5% of freight revenue for the three months ended June 30, 2014 and 2013, respectively.  Insurance and claims per mile cost increased to 9.5 cents per mile in the second quarter of 2014 from 8.7 cents per mile in the second quarter of 2013, primarily related to an increase in the frequency of accidents per million miles as measured by the DOT. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

For the six months ended June 30, 2014, insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims decreased approximately $2.1 million, or 13.2%, compared with the same period in 2013.  As a percentage of total revenue, insurance and claims decreased to 4.1% of total revenue for the six months ended June 30, 2014, from 4.7% in the same period in 2013.  As a percentage of freight revenue, insurance and claims decreased to 5.2% of freight revenue for the six months ended June 30, 2014, from 6.0% in the same period in 2013.  Insurance and claims per mile cost decreased to 8.7 cents per mile in the first six months of 2014 from 9.4 cents per mile in the same period of 2013, which primarily related to favorable claims development experience and reduced accident severity compared to the same period of 2013, partially offset by increase in the frequency of accidents per million miles as measured by the DOT. With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.

Communications and utilities

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Communications and utilities	$1,427	$1,252	$2,864	$2,536
% of total revenue	0.8%	0.7%	0.9%	0.8%
% of freight revenue	1.0%	0.9%	1.1%	1.0%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
General supplies and expenses	$4,529	$4,393	$8,338	$8,300
% of total revenue	2.6%	2.5%	2.5%	2.5%
% of freight revenue	3.3%	3.2%	3.2%	3.1%

For the periods presented, the change in general supplies and expenses was not significant as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Depreciation and amortization	$11,301	$9,724	$24,391	$20,640
% of total revenue	6.5%	5.6%	7.3%	6.1%
% of freight revenue	8.2%	7.2%	9.2%	7.8%

Depreciation and amortization increased approximately $1.6 million, or 16.2%, for the three months ended June 30, 2014, compared with the same quarter in 2013. As a percentage of total revenue, depreciation and amortization increased to 6.5% of total revenue for the three months ended June 30, 2014, from 5.6% in the same quarter in 2013.  As a percentage of freight revenue, depreciation and amortization increased to 8.2% of freight revenue for the three months ended June 30, 2014, from 7.2% in the same quarter in 2013. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $2.5 million, primarily as a result of the addition of new equipment, partially offset by fewer owned tractors (2,564 and 2,796 tractors at June 30, 2014 and 2013, respectively).  Additionally, gains on the sale of property and equipment increased approximately $0.8 million during the second quarter of 2014 as a result of the type and mileage of the equipment sold during the quarter.

For the six months ended June 30, 2014, depreciation and amortization increased approximately $3.8 million, or 18.2%, compared with the same period in 2013. As a percentage of total revenue, depreciation and amortization increased to 7.3% of total revenue for the six months ended June 30, 2014, from 6.1% in the same period in 2013.  As a percentage of freight revenue, depreciation and amortization increased to 9.2% of freight revenue for the six months ended June 30, 2014, from 7.8% in the same period in 2013. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $3.4 million, primarily as a result of the addition of new equipment, partially offset by fewer owned tractors.  Additionally, gains on the sale of property and equipment decreased $0.4 million during the six months ended June 30, 2014.

Other expense, net

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Other expense, net	$2,718	$2,615	$5,465	$5,249
% of total revenue	1.6%	1.5%	1.6%	1.6%
% of freight revenue	2.0%	1.9%	2.1%	2.0%

For the periods presented, the change in other expense, net was not significant as either a percentage of total revenue or freight revenue.

Equity in income of affiliate

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Equity in income of affiliate	$850	$550	$1,650	$1,030

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and six months ended June 30, 2014. The increase in TEL’s contributions to our results is the result of their growth in both leasing and truck sales.  Given TEL’s growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.

Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income tax expense	$3,408	$2,394	$3,189	$1,484
% of total revenue	2.0%	1.4%	1.0%	0.4%
% of freight revenue	2.5%	1.8%	1.2%	0.6%

Income tax expense increased approximately $1.0 million, or 42.4%, for the three months ended June 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, income tax expense increased to 2.0% of total revenue for the three months ended June 30, 2014, from 1.4% in the same quarter in 2013.  As a percentage of freight revenue, income tax expense increased to 2.5% of freight revenue for the three months ended June 30, 2014, from 1.8% in the same quarter in 2013. These increases were primarily related to the $2.9 million increase in the pre-tax income in the 2014 quarter compared to the 2013 quarter, resulting from the aforementioned improvements in operating income and the increase in the contribution from TEL’s earnings.

For the six months ended June 30, 2014, income tax expense increased approximately $1.7 million, or 114.9%, compared with the same period in 2013.  As a percentage of total revenue, income tax expense increased to 1.0% of total revenue for the six months ended June 30, 2014, from 0.4% in the same period in 2013.  As a percentage of freight revenue, income tax expense increased to 1.2% of freight revenue for the six months ended June 30, 2014, from 0.6% in the same period in 2013. These increases were primarily related to the $4.2 million increase in the pre-tax income in the 2014 period compared to the 2013 period, resulting from the aforementioned improvements in operating income and the increase in the contribution from TEL’s earnings.

The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2014 TO THREE AND SIX MONTHS ENDED JUNE 30, 2013

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total Revenues:
Truckload	$160,338	$161,884	$310,593	$319,405
Other	13,316	10,604	24,018	17,814

Total	$173,654	$172,488	$334,611	$337,219

Operating Income (Loss):
Truckload	$12,065	$7,967	$12,515	$11,138
Other	565	475	1,106	208
Unallocated Corporate Overhead	(3,574)	(2,092)	(4,211)	(5,711)

Total	$9,056	$6,350	$9,410	$5,635

For the 2014 quarter Truckload revenue decreased $1.5 million due to a 7.8% decrease in our average tractor fleet, partially offset by a 6.8% increase in average freight revenue per tractor per week and a $0.9 million increase in freight revenue contributed from our refrigerated intermodal service offering.  Average freight revenue per tractor per week increased to $3,664 during the 2014 quarter from $3,431 during the 2013 quarter.  Average freight revenue per total mile increased by 7.6 cents per mile (or 5.2%) compared to the 2013 quarter, and average miles per unit increased by 1.5%. For the six-month period, total Truckload revenue decreased $8.8 million due to a $6.4 million decrease in freight revenue primarily due to a 7.3% period-over-period decrease in our average tractor fleet, as well as the harsh winter weather challenges and the expected unfavorable impact of the February implementation of our enterprise management system at our SRT subsidiary during the first quarter of 2014.  Additionally, 5.2% of our fleet lacked drivers during the 2014 period, compared with approximately 4.4% during the 2013 period.  These negatives were partially offset by a 4.2% increase in average freight revenue per tractor per week to $3,499 in 2014 from $3,357 in 2013 and a $1.9 million increase in freight revenue from our refrigerated intermodal service offering.  Fuel surcharge revenue decreased $2.4 million period-over-period due to a decreased number of tractors partially offset by favorable rate adjustments from certain customers.

Our Truckload operating income was $4.1 million and $1.4 million higher in the three and six-month periods of 2014 than in the same 2013 periods, respectively, due to the aforementioned increase in rates partially offset by operating costs per mile net of surcharge revenue increasing by 5.1 cents per mile primarily due to higher driver wages, workers’ compensation insurance and capital costs.  These increases were partially offset by lower net fuel costs as a result of improved fuel economy and recognizing a $0.9 million benefit related to amending 2010 – 2013 fuel tax returns.

Other revenue, which relates to our Solutions subsidiary, increased $2.7 million and $6.2 million in the three and six months ended June 30, 2014 compared to the same 2013 periods, respectively. Operating income increased $0.1 million and $0.9 million for the three and six months ended June 30, 2014, respectively.  This increase in revenue is primarily due to improved coordination with our Truckload segment operations, as well as the additional business from several new customers during the period.

The change in unallocated corporate overhead for the three months ended June 30, 2014 is primarily the result of increased workers’ compensation claims and increases in accrued expenses for incentive compensation.  For the six-month period ended June 30, 2014, the improvement in unallocated corporate overhead is the result of favorable claims development experience and reduced accident severity, partially offset by employee pay adjustments.  We utilize an internal insurance premium process, whereby we charge our subsidiaries a premium such that the volatility due to changes in severe accidents is minimized at our subsidiary level.  Additionally, we record all changes in claims development experience at our parent company level, thus the aforementioned favorable claims development experience and reduction in accident severity positively impacted unallocated corporate overhead with minimal impact to our subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at June 30, 2014, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had working capital (total current assets less total current liabilities) of $29.5 million and $14.1 million at June 30, 2014 and December 31, 2013, respectively. Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at June 30, 2014, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. We had approximately $16.8 million in borrowings outstanding under the Credit Facility as of June 30, 2014, undrawn letters of credit outstanding of approximately $37.2 million, and available borrowing capacity of $35.7 million.  Our intra-period borrowings on the Credit Facility ranged from $0.2 million to $25.1 million during the first six months of 2014.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.  The January 2013 amendment to our Credit Facility, as discussed below, included several favorable provisions that enhance our liquidity and provide flexibility related to capital decisions.

Cash Flows

Net cash flows provided by operating activities were higher in 2014 than 2013, partially due to net income of $2.4 million in the 2014 period compared to a net loss of $0.1 million in the 2013 period.  Depreciation and amortization increased approximately $3.4 million in the 2014 period, primarily due to more expensive revenue equipment as we continue to invest in more fuel efficient units, partially offset by fewer owned tractors at June 30, 2014 compared to June 30, 2013, while gain on the sale of property and equipment decreased $0.4 million during the 2014 period as a result of the type and mileage of the equipment sold during the quarter. The fluctuations in cash flows from receivables and driver advances primarily relate to an increase in receivables associated with the growth in our Solutions subsidiary, including its accounts receivable factoring business, as well as the growth of our refrigerated intermodal service offerings. We expect our decision to discontinue certain of Solutions' underperforming service offerings to positively impact cash flows in the second half of 2014 as we collect the outstanding receivables.  The fluctuation in insurance and claims accruals primarily relates to less severe accidents in the 2014 period as compared to the same 2013 period. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payments on our trade accounts in the 2014 period compared to the 2013 period.

The fluctuation in net cash flows from investing activities was primarily the result of the trade cycle for our revenue equipment and the net fleet reduction when compared to the 2013 period.  During the 2014 quarter we took delivery of approximately 380 new company tractors and disposed of approximately 750 used tractors resulting in an average of 2,609 tractors for the period ended June 30, 2014 compared to an average of 2,815 tractors for the same 2013 period.  Additionally, during the 2014 period we received an equity distribution from TEL, our equity method investee, of approximately $0.3 million, which was distributed to each member based on its respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings with no similar payment during the same period of 2013.  Furthermore, during the 2013 period we paid out $0.5 million in earn-out payments to TEL with no similar payments made during the 2014 period.

The change in net cash flows used in financing activities was a function of repayments of notes payable and capital leases, offset by proceeds from new notes payable, using $13.8 million in the 2014 period, compared to $5.2 million in the 2013 period, partially offset by a decrease in net borrowings on our Credit Facility of $2.7 million period-over-period, primarily related to the trade cycle of the Company’s revenue equipment and cash flows from investing and operating activities discussed above.

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

In exchange for these amendments, we agreed to pay fees of $0.3 million. Based on availability as of June 30, 2014 and December 31, 2013, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $16.8 million of borrowings outstanding under the Credit Facility as of June 30, 2014, undrawn letters of credit outstanding of approximately $37.2 million, and available borrowing capacity of $35.7 million.  The interest rate on outstanding borrowings as of June 30, 2014 was 5.0% on $3.8 million of base rate loans and 2.3% on $13.0 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2014 terminate in July 2014 through September 2020 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2014 to December 2021. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $176.8 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, will be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, computer equipment, and certain real estate.  At June 30, 2014, we had financed 530 tractors and 3,298 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the second quarter was $5.8 million for the 2014 and 2013 periods, respectively.  The total present value amount of remaining payments under operating leases as of June 30, 2014, was approximately $71.4 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $10.9 million at June 30, 2014. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2014, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our condensed consolidated financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2013 Annual Report on Form 10-K.

SEASONALITY

In the trucking industry, revenue generally decreases as customers reduce shipments following the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more physical damage equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. Over the past several years, we have seen increases in demand at varying times, specifically May through October, based primarily on restocking required to replenish inventories that have been held significantly lower than historical averages.  Additionally, we have seen surges between Thanksgiving and Christmas resulting from holiday shopping trends toward delivery of gifts purchased over the internet, as well as the impact of shorter holiday seasons.

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

At June 30, 2014, we had forward futures swap contracts on approximately 6.8 million gallons for the remainder of 2014, or approximately 24.8% of our projected remaining 2014 fuel requirements, approximately 11.0 million gallons for 2015, or approximately 20.0% of our projected 2015 fuel requirements, and approximately 4.5 million gallons for 2016, or approximately 8.2% of our projected 2016 fuel requirements.

The fair value of the contracts that were in effect at June 30, 2014, which had a fair value of approximately $1.5 million, are included in other long-term assets in the condensed consolidated balance sheet and are included in accumulated other comprehensive income, net of tax.  Additionally, $0.3 million and $0.6 million were reclassified from accumulated other comprehensive income into our results from operations as a reduction in fuel expense for the three and six months ended June 30, 2014, respectively, related to gains on contracts that expired.  In addition to the amounts reclassified into our results of operations as a reduction of fuel expense, we recorded less than $0.1 million of favorable ineffectiveness on the contracts that existed at June 30, 2014.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the heating oil futures contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. The calculation of ineffectiveness excludes approximately $0.1 million from the assessment of hedge ineffectiveness as a result of the related contracts being in an under-hedged position as of the date of the calculation.

Based on the amounts in accumulated other comprehensive loss as of  June 30, 2014, and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $0.6 million of gains on derivative instruments from accumulated other comprehensive loss into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2014, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Based on our expected fuel consumption for the remainder of 2014, a one dollar change in the related price of heating oil or diesel per gallon would change our net fuel expense by an insignificant amount, assuming no further changes to our fuel hedging program or our fuel surcharge recovery.  This sensitivity analysis considers that we purchase approximately 27.6 million gallons of diesel during the remainder of 2014, on which we recovered approximately 83.0% of the cost in 2014. Assuming our fuel surcharge recovery is consistent during 2014, this leaves 4.7 million gallons that are not covered by the natural hedge created by our fuel surcharges.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $231.5 million of debt and capital leases, we had $23.8 million of variable rate debt outstanding at June 30, 2014, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual pretax earnings by approximately $0.2 million. Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended June 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1-30, 2014	817	$10.62	-	-
May 1-31, 2014	-	-	-	-
June 1-30, 2014	6,867	$12.80	-	-
Total	7,684	$12.57	-	-

(1)
Includes 817 and 6,867 shares of Class A common stock withheld at average prices of $10.62 and $12.80 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                      OTHER INFORMATION

On August 6, 2014, we and certain of our subsidiaries entered into a Ninth Amendment to Third Amended and Restated Credit Agreement and Related Security Documents (the “Ninth Amendment”) with Bank of America, N.A., as agent and lender, and JP Morgan Chase Bank, N.A., as lender, which amends our Credit Facility.  The Ninth Amendment makes certain changes to the Credit Facility to allow for the disposition of certain parcels of our real property and the acquisition of certain other real property.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: August 8, 2014	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer