Form 10-Q
period 2014-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2014-11-13
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 3, 2014).

Class A Common Stock, $.01 par value: 12,632,078 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                                FINANCIAL INFORMATION

ITEM 1.                               FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

ASSETS	September 30, 2014 (unaudited)	December 31, 2013
Current assets:
Cash and cash equivalents	$17,234	$9,263
Accounts receivable, net of allowance of $1,923 in 2014 and $1,736 in 2013	78,837	81,242
Drivers' advances and other receivables, net of allowance of $1,366 in 2014 and $1,337 in 2013	6,063	5,356
Inventory and supplies	4,504	4,718
Prepaid expenses	9,790	10,418
Assets held for sale	2,459	7,073
Deferred income taxes	4,564	5,234
Income taxes receivable	1,156	146
Total current assets	124,607	123,450

Property and equipment, at cost	452,535	462,376
Less: accumulated depreciation and amortization	(120,871)	(132,768)
Net property and equipment	331,664	329,608

Other assets, net	13,892	13,364
Total assets	$470,163	$466,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$-	$2,918
Accounts payable	9,604	8,322
Accrued expenses	31,018	28,185
Current maturities of long-term debt	36,277	44,070
Current portion of capital lease obligations	5,402	8,732
Current portion of insurance and claims accrual	16,025	17,151
Total current liabilities	98,326	109,378

Long-term debt	169,296	169,491
Long-term portion of capital lease obligations	12,234	13,186
Insurance and claims accrual	20,939	13,601
Deferred income taxes	61,303	59,077
Other long-term liabilities	5,568	1,329
Total liabilities	367,666	366,062
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 13,469,090 shares issued; and 12,618,078 shares outstanding as of September 30, 2014 and 12,559,703 shares outstanding as of December 31, 2013	145	145
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	89,112	88,620
Treasury stock at cost; 851,012 shares and 909,387 shares as of September 30, 2014 and December 31, 2013, respectively	(11,725)	(12,319)
Accumulated other comprehensive (loss) income	(2,379)	833
Retained earnings	27,320	23,057
Total stockholders' equity	102,497	100,360
Total liabilities and stockholders' equity	$470,163	$466,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2014	2013	2014	2013
Revenue:
Freight revenue	$142,034	$134,362	$405,985	$398,527
Fuel surcharge revenue	35,547	36,481	106,207	109,534
Total revenue	$177,581	$170,843	$512,192	$508,061

Operating expenses:
Salaries, wages, and related expenses	57,636	53,728	166,651	163,602
Fuel expense	42,784	46,540	127,875	141,734
Operations and maintenance	11,934	13,077	35,498	37,460
Revenue equipment rentals and purchased transportation	25,871	26,207	78,818	75,668
Operating taxes and licenses	2,733	2,780	8,041	8,215
Insurance and claims	15,545	6,887	29,229	22,647
Communications and utilities	1,457	1,363	4,320	3,899
General supplies and expenses	3,950	3,882	12,289	12,182
Depreciation and amortization, including gains and losses on disposition of property and equipment	10,085	10,497	34,476	31,137
Total operating expenses	171,995	164,961	497,197	496,544
Operating income	5,586	5,882	14,995	11,517
Other expenses (income):
Interest expense	2,635	2,386	8,108	7,636
Interest income	(1)	(1)	(10)	(3)
Other expenses, net	2,634	2,385	8,098	7,633
Equity in income of affiliate	880	1,150	2,530	2,180
Income before income taxes	3,832	4,647	9,427	6,064
Income tax expense	1,975	2,674	5,164	4,159
Net income	$1,857	$1,973	$4,263	$1,905

Income per share:
Basic net income per share	$0.12	$0.13	$0.29	$0.13
Diluted net income per share	$0.12	$0.13	$0.28	$0.13
Basic weighted average shares outstanding	14,959	14,864	14,935	14,827
Diluted weighted average shares outstanding	15,145	15,043	15,166	15,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2014	2013	2014	2013

Net income	$1,857	$1,973	$4,263	$1,905

Other comprehensive income (loss):

Unrealized (loss) gain on effective portion of fuel hedges, net of tax of $2,339 and $2,078 in 2014 and $561 and $138 in 2013, respectively	(3,752)	900	(3,334)	(222)

Reclassification of fuel hedge loss (gain) into statement of operations, net of tax of $304 and $76 in 2014 and $119 and $119 in 2013, respectively	487	(191)	122	(190)
Total other comprehensive (loss) income	(3,265)	709	(3,212)	(412)

Comprehensive (loss) income	$(1,408)	$2,682	$1,051	$1,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	Income (Loss)	Earnings	Equity

Balances at December 31, 2013	$145	$24	$88,620	$(12,319)	$833	$23,057	$100,360
Net income	-	-	-	-	-	4,263	4,263

Other comprehensive loss	-	-	-	-	(3,212)	-	(3,212)

Exercise of stock options	-	-	5	147	-	-	152

Stock-based employee compensation expense	-	-	863	-	-	-	863

Issuance of restricted shares	-	-	(521)	447	-	-	(74)

Income tax benefit arising from restricted share vesting and option exercises	-	-	145	-	-	-	145

Balances at September 30, 2014	$145	$24	$89,112	$(11,725)	$(2,379)	$27,320	$102,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)

	Nine months ended September 30, (unaudited)
	2014	2013
Cash flows from operating activities:
Net income	$4,263	$1,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	536	308
Reversal of deferred gain on sales to equity method investee	(54)	(71)
Depreciation and amortization	36,410	32,328
Gain on disposition of property and equipment	(1,934)	(1,191)
Amortization of deferred financing fees	185	183
Deferred income tax benefit	5,043	4,762
Income tax (benefit) deficit arising from restricted share vesting	(145)	111
Unrealized loss on ineffective portion of fuel hedges	525	75
Stock-based compensation expense	963	151
Equity in income of affiliate	(2,530)	(2,180)
Changes in operating assets and liabilities:
Receivables and advances	208	991
Prepaid expenses and other assets	704	(1,946)
Inventory and supplies	214	(58)
Insurance and claims accrual	6,212	(2,412)
Accounts payable and accrued expenses	(2,007)	(2,763)
Net cash flows provided by operating activities	48,593	30,193

Cash flows from investing activities:
Acquisition of property and equipment	(93,416)	(82,344)
Return on investment (investment in) affiliated company	307	(500)
Proceeds from disposition of property and equipment	69,159	39,420
Net cash flows used in investing activities	(23,950)	(43,424)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(2,918)	(3,045)
Proceeds from issuance of notes payable	64,565	77,960
Proceeds from the exercise of stock options	152	-
Income tax benefit (deficit) arising from restricted share vesting	145	(111)
Repayments of notes payable	(65,570)	(64,697)
Repayments of capital lease obligations	(5,840)	(1,555)
(Repayments)/proceeds under revolving credit facility, net	(6,983)	8,910
Payment of minimum tax withholdings on stock compensation	(174)	(203)
Debt refinancing costs	(49)	(348)
Net cash (used in) provided by financing activities	(16,672)	16,911

Net change in cash and cash equivalents	7,971	3,680

Cash and cash equivalents at beginning of period	9,263	6,846

Cash and cash equivalents at end of period	$17,234	$10,526

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the condensed consolidated financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, the accompanying financial statements include all adjustments that are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature.  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2013, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share excludes a de minimis number of unexercised options and a de minimis number of unvested shares for the three and nine months ended September 30, 2014 and excludes all unexercised options and a de minimis number of unvested shares for the three and nine months ended September 30, 2013, since the effect of any assumed exercise of the related awards would be anti-dilutive.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,857	$1,973	$4,263	$1,905
Denominator:
Denominator for basic earnings per share – weighted-average shares	14,959	14,864	14,935	14,827
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	185	179	231	196
Equivalent shares issuable upon conversion of unvested employee stock options	1	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	15,145	15,043	15,166	15,023

Basic income per share:	$0.12	$0.13	$0.29	$0.13
Diluted income per share:	$0.12	$0.13	$0.28	$0.13

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total Revenues:
Truckload	$166,839	$160,107	$477,432	$479,511
Other	10,742	10,736	34,760	28,550

Total	$177,581	$170,843	$512,192	$508,061

Operating Income (Loss):
Truckload	$10,854	$6,831	$23,369	$17,969
Other	483	366	1,590	575
Unallocated Corporate Overhead	(5,751)	(1,315)	(9,964)	(7,027)

Total	$5,586	$5,882	$14,995	$11,517

Note 4.                      Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements and elect to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of September 30, 2014, has not changed significantly in amount or composition since December 31, 2013.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at September 30, 2014, for $0.9 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.                      Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	September 30, 2014	December 31, 2013
Fair Value of Derivatives	$(4,327)	$1,412
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(4,327)	$1,412
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $13.9 million of factoring receivables at September 30, 2014, net of a $0.3 million allowance for bad debts.  We advance approximately 80% to 90% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At September 30, 2014, the retained amounts related to factored receivables totaled $0.3 million and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base and only factor specific receivables that meet predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The carrying amount of our long-term debt approximates its fair value. Borrowings under our Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty, which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Note 6.                      Derivative Instruments

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra low sulfur diesel (“ULSD”). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, we recognized approximately $0.4 million of additional fuel expense in the third quarter of 2014 to mark the related liability to market. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive (loss) income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in our condensed consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts (heating oil or ULSD) compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At September 30, 2014, we had fuel hedge contracts on approximately 3.4 million gallons for the remainder of 2014, or approximately 24.3% of our projected remaining 2014 fuel requirements, approximately 12.6 million gallons for 2015, or approximately 22.8% of our projected 2015 fuel requirements, and approximately 9.1 million gallons for 2016, or approximately 16.4% of our projected 2016 fuel requirements.

The fair value of the contracts that were in effect at September 30, 2014, which had a fair value of approximately $4.3 million, are included in other long-term liabilities in the condensed consolidated balance sheets and are included in accumulated other comprehensive (loss) income, net of tax.  Additionally, $0.8 million and $0.2 million were reclassified from accumulated other comprehensive income into our results of operations as additional fuel expense for the three and nine months ended September 30, 2014, respectively, related to losses on contracts that expired.  In addition to the amounts reclassified into our results of operations as additional fuel expense, we recorded approximately $0.1 million of unfavorable ineffectiveness on the contracts that existed at September 30, 2014.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. The calculation of ineffectiveness excludes less than $0.1 million from the assessment of hedge ineffectiveness as a result of the related contracts being in an under-hedged position as of the date of the calculation.

Based on the amounts in accumulated other comprehensive (loss) income as of September 30, 2014, and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $1.6 million of losses on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2014, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

Note 7.                      Debt

Current and long-term debt consisted of the following at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014		December 31, 2013
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$27	$-	$7,010
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.95% and 4.7% at September 30, 2014 and December 31, 2013, respectively, due in monthly installments with final maturities at various dates ranging from October 2014 to December 2021, secured by related revenue equipment	36,033	165,473	43,745	158,596
Real estate note; interest rate of 2.5% and 2.4% at September 30, 2014 and December 31, 2013, due in monthly installments with fixed maturity at December 2018, secured by related real estate	136	3,679	217	3,693
Other note payable, interest rate of 3.0% at September 30, 2014 and December 31, 2013, with fixed maturity at November 2016	108	117	108	192
Total debt	36,277	169,296	44,070	169,491
Principal portion of capital lease obligations, secured by related revenue equipment	5,402	12,234	8,732	13,186
Total debt and capital lease obligations	$41,679	$181,530	$52,802	$182,677

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

In January 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below, (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount, (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million, (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and, (xii) removed certain restrictions relating to the purchase of up to the remaining 51% equity interest in Transport Enterprise Leasing, LLC ("TEL"), provided that certain conditions are met.

In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of September 30, 2014 and December 31, 2013, there was no fixed charge coverage requirement.

In August 2014, we obtained a ninth amendment to the Credit Facility, which allows for the disposition of certain parcels of real property and the acquisition of other real property.  Additionally, in September 2014, we obtained a tenth amendment to the Credit Facility, which, among other things, amended certain provisions of the Credit Facility and related security documents to facilitate the Borrowers’ entry into fuel hedging arrangements.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.25%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.25%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is also adjusted quarterly between 0.375% and 0.5% based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had less than $0.1 million of borrowings outstanding under the Credit Facility as of September 30, 2014, undrawn letters of credit outstanding of approximately $34.8 million, and available borrowing capacity of $52.6 million.  The interest rate on outstanding borrowings as of September 30, 2014, was 4.25% on less than $0.1 million of base rate loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2014 terminate in October 2014 through September 2021 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2014 to December 2021. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $185.7 million are cross-defaulted with the Credit Facility. Additionally, a portion of the abovementioned fuel hedge contracts totaling $1.4 million at September 30, 2014, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2014 and in 2015, while any other property and equipment purchases, including trailers, will be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

Note 8.                      Share-Based Compensation

In February 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval, a third amendment (the "Third Amendment") to the 2006 Omnibus Incentive Plan (the "Incentive Plan").  The Third Amendment (i) provides that the maximum aggregate number of shares of Class A common stock available for grant of awards under the Incentive Plan from and after May 29, 2013, shall not exceed 750,000, plus any remaining available shares of the 800,000 shares previously made available under the second amendment to the Incentive Plan (the "Second Amendment"), and any expirations, forfeitures, cancellations, or certain other terminations of shares approved for grant under the Third Amendment or the Second Amendment previously reserved, plus any remaining expirations, forfeitures, cancellations, or certain other terminations of such shares, and (ii) re-sets the term of the Incentive Plan to expire with respect to the ability to grant new awards on September 30, 2023.  The Compensation Committee also re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m).  The Company's stockholders approved the adoption of the Third Amendment and re-approved the material terms of the performance-based goals under the Incentive Plan at the Company's 2013 Annual Meeting held on May 29, 2013.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At September 30, 2014, 675,021 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after September 30, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, is stock-based compensation expense of approximately $0.7 million and $0.1 million, respectively, and expense of $0.9 million and less than $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. An additional $0.1 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, as it relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, through September 30, 2014, certain participants elected to forfeit receipt of 15,388 shares of Class A common stock at a weighted average per share price of $11.28 based on the closing price of our Class A common stock on the dates the shares vested in 2014, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

During the third quarter of 2014, certain employees exercised 11,150 stock options, which provided for approximately $0.2 million of proceeds.

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

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. During the nine-month period ended September 30, 2014, we sold tractors and trailers to TEL totaling $9.7 million and reversed $0.1 million in previously deferred gains on the tractors and trailers sold to TEL for equipment that was subsequently sold to a third party.  The deferred gains, totaling $0.8 million at September 30, 2014, are being carried as a reduction in our investment in TEL.  At September 30, 2014 and December 31, 2013, we had a receivable from TEL for $1.7 million and $1.9 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2014 net income through September 30, 2014, or $2.5 million. Our investment in TEL, totaling $11.0 million and $8.7 million, at September 30, 2014 and December 31, 2013, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.  Our investment in TEL is comprised of the $4.9 million cash investment noted above and our equity in TEL’s earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings and the abovementioned gains on sales of equipment to TEL.

See TEL’s summarized financial information below:

(in thousands)	As of September 30, 2014	As of December 31, 2013
Current Assets	$11,595	$9,160
Non-current Assets	57,209	40,296
Current Liabilities	2,940	13,456
Non-current Liabilities	51,310	26,101
Total Equity	$14,554	$9,899

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Revenue	$23,545	$16,672	$64,433	$39,838
Operating Expenses	21,120	14,256	57,613	34,631
Operating Income	$2,425	$2,416	$6,820	$5,207
Net Income	$1,855	$2,009	$5,282	$4,217

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

In September 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against SRT relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a motion for summary judgment by SRT.  Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff.  As a result of this decision, we have increased the reserve for this claim by approximately $7.5 million to approximately $8.1 million during the third quarter of 2014.

We had $34.8 million and $39.0 million of outstanding and undrawn letters of credit as of September 30, 2014 and December 31, 2013, respectively. The letters of credit are maintained primarily to support our insurance programs.

Effective April 2013, we entered into an auto liability policy with a three-year term. The policy retains the $1.0 million per claim limit for the primary excess layer of our auto liability program, with no changes to the excess policies. Similar to the prior policy, the current policy contains a commutation option; however, this option is only available after the completion of the three-year policy term, unless both we and the insurance carrier agree to a commutation prior to the end of the policy term.

Note 11.                      Accumulated other Comprehensive (Loss) Income

AOCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following tables summarize the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended September 30, 2014	Amount Reclassified from AOCI for the nine months ended September 30, 2014	Affected Line Item in the Statement of Operations
Gains on cash flow hedges
Commodity derivative contracts	$791	$198	Fuel expense
	(304)	(76)	Income tax (benefit)
	$487	$122	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected sources of working capital and liquidity, expected capital expenditures, expected cash flows, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, expected driver compensation and other future expenses, future utilization of independent contractors, strategies for managing fuel costs, the effectiveness of and cash flows relating to our fuel hedging contracts, future fleet size and management, the market value of equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees), the anticipated impact of our investment in TEL, the anticipated impact of existing and future industry regulation, and anticipated levels of and fluctuations relating to insurance and claims expense, including with respect to the September 2014 adverse judgment relating to a 2008 cargo claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

We experienced a significant increase in demand throughout the third quarter of 2014, particularly in our expedited team-driver operations and our dedicated contract automotive offering. Operating results for each of our asset-based subsidiaries improved sequentially and year-over-year during the third quarter and Solutions’ operating ratio improved to 95.5% during the third quarter of 2014 from 96.6% in the 2013 quarter.  The main positives in the third quarter were significant improvement in the operating profitability (excluding the cargo claim reserve) at each of our three asset-based trucking subsidiaries, a 6.7% increase in average freight revenue per total mile and a 5.7% increase in average miles per truck versus the same quarter of 2013, a sequential increase in our professional driver employee headcount, and a decrease in our total indebtedness. The main negatives in the quarter were a $7.5 million additional expense related to the 2008 cargo claim adverse judgment and other increased operating costs on a per mile basis.

Additional items of note for the third quarter of 2014 include the following:

●
Total revenue of $177.6 million, an increase of 3.9% compared with the third quarter of 2013 and freight revenue of $142.0 million (excluding revenue from fuel surcharges), an increase of 5.7% compared with the third quarter of 2013;

●
Operating income of $5.6 million and an operating ratio of 96.1%, compared with operating income of $5.9 million and an operating ratio of 95.6% in the third quarter of 2013. Operating income for the 2014 quarter included a $7.5 million reserve for an adverse judgment in September 2014 stemming from a cargo loss in 2008;

●
Net income of $1.9 million, or $0.12 per basic and diluted share, compared with net income of $2.0 million, or $0.13 per basic and diluted share, in the third quarter of 2013.  Net income for the 2014 quarter includes an unfavorable after-tax impact of approximately $4.6 million, or $0.30 per share for the abovementioned cargo claim;

●	With available borrowing capacity of $52.6 million under our Credit Facility, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●	Solutions’ revenue remained flat at approximately $10.7 million for the 2014 and 2013 quarters;

●	Our equity investment in TEL provided $0.9 million of pre-tax earnings compared to $1.2 million in the third quarter of 2013;

●	Since December 31, 2013, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations has decreased by $33.5 million to $271.7 million; and

●	Stockholders’ equity at September 30, 2014, was $102.5 million and our tangible book value was $102.2 million, or $6.83 per basic share.

Since the end of the second quarter, we increased capacity allocated to our Covenant Transport subsidiary and maintained the capacity level of our Star subsidiary while reducing capacity allocated to our SRT subsidiary.  While the industry’s driver shortage continues to be its most significant challenge, we are encouraged that our focus on improving our drivers’ employment experience and keeping our trucks seated is providing results. Specifically, our fleet experienced a 35 truck increase from our reported fleet size at the end of June 2014 and our fleet of team-driven trucks averaged 851 teams in the third quarter of 2014, a sequential increase of approximately 6.4% from the second quarter of 2014.  We will continue to keep our drivers’ employment experience and keeping our trucks seated at the forefront of every initiative we implement and decision we make.

Our outlook for the fourth quarter of 2014 is positive. We expect strong customer demand to continue throughout the fourth quarter in all of our service offerings, but particularly in our expedited team and Solutions’ brokerage services, which provide critical supply chain services for retailers, e-tailers, and parcel delivery customers delivering Internet purchases.  We expect customer demand to exceed that of both third quarter of 2014 and fourth quarter of 2013.    Meanwhile, costs are experiencing normal inflationary pressure and our driver recruiting and retention efforts, including premium peak season compensation, are holding the seated truck and expedited team percentages relatively consistent with the third quarter of 2014.  While diesel fuel prices are trending lower, we do not expect this trend to affect us to the same extent that it may affect some of our peers, as approximately 24.3% of our expected fuel needs have been hedged at fixed prices that were set prior to the recent decline in market fuel prices.

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

Revenue Equipment

At September 30, 2014, we operated 2,599 tractors and 6,770 trailers. Of such tractors, 1,945 were owned, 465 were financed under operating leases, and 189 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,839 were owned, 3,094 were financed under operating leases, and 837 were financed under capital leases.  We finance a portion of our tractor fleet and most of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2014, our fleet had an average tractor age of 1.7 years and an average trailer age of 5.5 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable:

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Freight revenue	$142,034	$134,362	$405,985	$398,527
Fuel surcharge revenue	35,547	36,481	106,207	109,534
Total revenue	$177,581	$170,843	$512,192	$508,061

For the quarter ended September 30, 2014, total revenue increased $6.7 million, or 3.9%, to $177.6 million from $170.8 million in the 2013 quarter.  Freight revenue increased $7.7 million, or 5.7%, to $142.0 million for the quarter ended September 30, 2014, from $134.4 million in the 2013 quarter, while fuel surcharge revenue decreased $0.9 million quarter-over-quarter.

The $7.7 million increase in Truckload revenue relates to a 13.4% increase in average freight revenue per tractor per week and a $1.2 million increase in freight revenue from our refrigerated intermodal service offering from the 2013 quarter, partially offset by 6.7% decrease in our average tractor fleet.  The increase in average freight revenue per tractor per week for the quarter ended September 30, 2014 is the result of a 6.7% increase, or 10.1 cents per mile, in average rate per total mile as well as a 5.7% increase in average miles per unit when compared to the same period in 2013.

Solutions’ revenue remained relatively flat quarter-over-quarter, resulting from improved coordination with our Truckload segment operations, offset by the discontinuation of an underperforming location in June of 2014.

For the nine-month period ended September 30, 2014, total revenue increased $4.1 million, or 0.8%, to $512.2 million from $508.1 million in the 2013 period.  Freight revenue increased $7.5 million, or 1.9%, to $406.0 million for the nine months ended September 30, 2014, from $398.5 million in the 2013 period, while fuel surcharge revenue decreased $3.3 million period-over-period. The increase in freight revenue resulted from a $6.2 million increase in revenue from our Solutions subsidiary and a $1.3 million increase in freight revenues from our Truckload segment.

The increase in Solutions’ revenue is primarily the result of improved coordination with our Truckload segment as well as additional business from new customers added during the year.  The increase in Truckload freight revenue relates to a 7.3% increase in average freight revenue per tractor per week and a $3.1 million increase in freight revenue from our refrigerated intermodal service offering, partially offset by a 7.1% decrease in our average tractor fleet from the 2013 period as well as the first quarter 2014 challenges of harsh winter weather and the expected unfavorable impact of the February implementation of our enterprise management system at our SRT subsidiary.

Based on the capacity constraints in the market, primarily resulting from a shortage of professional drivers and an increased demand arising from improving economic conditions and e-commerce trends, we expect continued positive rate trends into the foreseeable future.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  As it relates to the comparison of expenses to freight revenue, we believe removing fuel surcharge revenue, which is sometimes a volatile source of revenue, affords a more consistent basis for comparing the results of operations from quarter-to-quarter and period-to-period.

Salaries, wages, and related expenses

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Salaries, wages, and related expenses	$57,636	$53,728	$166,651	$163,602
% of total revenue	32.5%	31.4%	32.5%	32.2%
% of freight revenue	40.6%	40.0%	41.0%	41.1%

Salaries, wages, and related expenses increased approximately $3.9 million, or 7.3%, for the three months ended September 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, salaries, wages, and related expenses increased to 32.5% of total revenue for the three months ended September 30, 2014, from 31.4% in the same quarter in 2013.  As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.6% of freight revenue for the three months ended September 30, 2014, from 40.0% in the same quarter in 2013. These increases are primarily the result of driver and nondriver employee pay upward adjustments, increased incentive compensation, and higher group health costs since the third quarter of 2013.

For the nine months ended September 30, 2014 salaries, wages, and related expenses increased approximately $3.0 million, or 1.9%, compared with the same period in 2013.  As a percentage of total revenue, salaries, wages, and related expenses increased slightly to 32.5% of total revenue for the nine months ended September 30, 2014 from 32.2% for the same 2013 period.  As a percentage of freight revenue, salaries, wages, and related expenses remained relatively flat at 41.0% and 41.1% of freight revenue for the nine months ended September 30, 2014 and 2013, respectively.

Going forward, we believe salaries, wages, and related expenses will increase as a result of wage inflation, higher healthcare costs, and increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. As a percentage of total revenue and freight revenue, salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Solutions business, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total fuel expense	$42,784	$46,540	$127,875	$141,734
% of total revenue	24.1%	27.2%	25.0%	27.9%

We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover the entire increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operated; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately 6.4 cents per gallon lower in the third quarter of 2014 compared with the same 2013 quarter and 4.2 cents per gallon lower for the nine-month period ended September 30, 2014 compared with the same 2013 period.

Additionally, $0.2 million of gains during the nine months ended September 30, 2014 and 2013, respectively, were reclassified from accumulated other comprehensive income to results of operations as a reduction in fuel expense, respectively, related to gains on hedging contracts that expired and for which we completed the transaction by purchasing the hedged diesel fuel.  In addition to the amounts reclassified into our results of operations as reductions in fuel expense, on the contracts that existed at September 30, 2014 and 2013, we recorded approximately $0.1 million of unfavorable ineffectiveness for the quarters ended September 30, 2014 and 2013.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. We also recognized $0.4 million of additional fuel expense during the nine months ended September 30, 2014 related to contracts for which the hedging relationship was no longer deemed to be effective on a prospective basis.

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge revenue, the percentage of miles driven by company trucks, our fuel economy, our percentage of deadhead miles, for which we do not receive fuel surcharge revenues, and the net impact of fuel hedging gains and losses.  Net fuel expense is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total fuel surcharge	$35,547	$36,481	$106,207	$109,534
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,690	3,286	8,287	9,690
Company fuel surcharge revenue	$32,857	$33,195	$97,920	$99,844
Total fuel expense	$42,784	$46,540	$127,875	$141,734
Less: Company fuel surcharge revenue	32,857	33,195	97,920	99,844
Net fuel expense	$9,927	$13,345	$29,955	$41,890
% of freight revenue	7.0%	9.9%	7.4%	10.5%

Total fuel expense decreased approximately $3.8 million, or 8.1%, for the three months ended September 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, total fuel expense decreased to 24.1% of total revenue for the three months ended September 30, 2014, from 27.2% in the same quarter in 2013. As a percentage of freight revenue, total fuel expense decreased to 30.1% of freight revenue for the three months ended September 30, 2014, from 34.6% in the same quarter in 2013. These decreases are primarily due to an increase in our average fuel miles per gallon during 2014 as a result of purchasing equipment with more fuel-efficient engines and improved fuel pricing.

For the nine months ended September 30, 2014, total fuel expense decreased approximately $13.9 million, or 9.8%, compared with the same period in 2013.  As a percentage of total revenue, total fuel expense decreased to 25.0% of total revenue for the nine months ended September 30, 2014, from 27.9% in the 2013 period.  The decrease is primarily due to an increase in our average fuel miles per gallon during 2014 as a result of purchasing equipment with more fuel-efficient engines and improved fuel pricing.

Net fuel expense decreased $3.4 million, or 25.6%, and $11.9 million, or 28.5%, for the three and nine months ended September 30, 2014, as compared to the same 2013 periods, respectively.  As a percentage of freight revenue, net fuel expense decreased to 7.0% for the three months ended September 30, 2014, as compared to 9.9% for the 2013 periods and to 7.4% for the 2014 period as compared to 10.5% for the 2013 period, respectively.  These decreases are primarily the result of improved miles per gallon due to new engine technology, improved fuel surcharge recovery, and improved fuel pricing, in each case, net of gains and losses on fuel hedging contracts.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.  We have focused our efforts on increasing our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units.  If these efforts are successful, they could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense.  Additionally, in recent months petroleum based markets have experienced rapid declines such that current pricing has reached four-year lows and, at current prices, we would experience fuel hedging losses over the next four quarters.  The amount of these losses would vary depending on market fuel prices.  As such, there has been significant volatility in our net fuel expense, and we would expect such volatility to continue if these market conditions persist.

Operations and maintenance

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operations and maintenance	$11,934	$13,077	$35,498	$37,460
% of total revenue	6.7%	7.7%	6.9%	7.4%
% of freight revenue	8.4%	9.7%	8.7%	9.4%

Operations and maintenance decreased approximately $1.1 million, or 8.7%, for the three months ended September 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, operations and maintenance decreased to 6.7% of total revenue for the three months ended September 30, 2014, from 7.7% in the same quarter in 2013.  As a percentage of freight revenue, operations and maintenance decreased to 8.4% of freight revenue for the three months ended September 30, 2014, from 9.7% in the same quarter in 2013. These decreases were primarily the result of reduced parts and vehicle maintenance expense related to the fleet reduction, removing higher maintenance units from the fleet, and an improvement in the average age of our revenue equipment.

For the nine months ended September 30, 2014, operations and maintenance decreased approximately $2.0 million, or 5.2%, compared with the same period in 2013.  As a percentage of total revenue, operations and maintenance decreased to 6.9% of total revenue for the nine months ended September 30, 2014, from 7.4% in the same period in 2013.  As a percentage of freight revenue, operations and maintenance decreased to 8.7% of freight revenue for the nine months ended September 30, 2014, from 9.4% in the same period in 2013. These decreases were primarily the result of reduced parts and vehicle maintenance expense related to the fleet reduction, removing higher maintenance units from the fleet, and an improvement in the average age of our revenue equipment.

Revenue equipment rentals and purchased transportation

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue equipment rentals and purchased transportation	$25,871	$26,207	$78,818	$75,668
% of total revenue	14.6%	15.3%	15.4%	14.9%
% of freight revenue	18.2%	19.5%	19.4%	19.0%

Revenue equipment rentals and purchased transportation decreased approximately $0.3 million, or 1.3%, for the three months ended September 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, revenue equipment rentals and purchased transportation decreased to 14.6% of total revenue for the three months ended September 30, 2014, from 15.3% in the same quarter in 2013.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 18.2% of freight revenue for the three months ended September 30, 2014, from 19.5% in the same quarter in 2013. These decreases were primarily the result of a decrease in payments to independent contractors, which comprised a smaller percentage of our total fleet, partially offset by increased costs related to the growth of our intermodal service offerings.

For the nine months ended September 30, 2014, revenue equipment rentals and purchased transportation increased approximately $3.2 million, or 4.2%, compared with the same period in 2013.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 15.4% of total revenue for the nine months ended September 30, 2014, from 14.9% in the same period in 2013.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 19.4% of freight revenue for the nine months ended September 30, 2014, from 19.0% in the same period in 2013.  These increases were primarily the result of a tight driver market where we had to pay more to third party transportation providers and increased costs related to growth of our intermodal service offering, partially offset by a decrease in payments to independent contractors, which comprised a smaller percentage of our total fleet.

This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions, the percentage of our fleet financed with operating leases, the cost to obtain third party transportation services, and growth of our intermodal service offerings, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. While we have seen a decline in the average number of independent contractors when compared to the third quarter of 2013, we continue to actively recruit them, and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating taxes and licenses	$2,733	$2,780	$8,041	$8,215
% of total revenue	1.5%	1.6%	1.6%	1.6%
% of freight revenue	1.9%	2.1%	2.0%	2.1%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Insurance and claims	$15,545	$6,887	$29,229	$22,647
% of total revenue	8.8%	4.0%	5.7%	4.5%
% of freight revenue	10.9%	5.1%	7.2%	5.7%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims increased approximately $8.9 million, or 125.7%, for the three months ended September 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, insurance and claims increased to 8.8% of total revenue for the three months ended September 30, 2014, from 4.0% in the same quarter in 2013.  As a percentage of freight revenue, insurance and claims increased to 10.9% of freight revenue for the three months ended September 30, 2014, from 5.1% in the same quarter in 2013, respectively.  These increases are primarily related to approximately $7.5 million of additional reserves related to the adverse judgment in the third quarter of 2014 regarding a 2008 cargo claim. Additionally, insurance and claims per mile cost, excluding such cargo claim, increased to 9.8 cents per mile in the third quarter of 2014 from 8.3 cents per mile in the third quarter of 2013, primarily related to an increase in the frequency of accidents per million miles as  measured by the United States Department of Transportation (the "DOT").

For the nine months ended September 30, 2014, insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims increased approximately $6.6 million, or 29.1%, compared with the same period in 2013.  As a percentage of total revenue, insurance and claims increased to 5.7% of total revenue for the nine months ended September 30, 2014, from 4.5% in the same period in 2013.  As a percentage of freight revenue, insurance and claims increased to 7.2% of freight revenue for the nine months ended September 30, 2014, from 5.7% in the same period in 2013.  These increases are primarily related to approximately $7.5 million of additional reserves related to the adverse judgment regarding a 2008 cargo claim.  Excluding this cargo claim, insurance and claims per mile cost remained relatively even at 9.1 cents per mile in the first nine months of 2014 compared to 9.0 cents per mile in the same period of 2013, which primarily related to favorable claims development experience and reduced accident severity compared to the same period of 2013, offset by an increase in the frequency of accidents per million miles as measured by the DOT.

With our significant self-insured retention, insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.  We are appealing the judgment on the 2008 cargo claim. A successful appeal or mediation could significantly reduce insurance and claims expense in the period when the appeal is resolved.  On the other hand, if we are not successful in such an appeal or mediation, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest.  We are always evaluating strategies to efficiently reduce our insurance and claims expense, which in the past has included the commutation of our auto liability insurance policy.  We intend to continue to evaluate our ability to commute this policy and any such commutation could significantly impact insurance and claims expense.

Communications and utilities

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Communications and utilities	$1,457	$1,363	$4,320	$3,899
% of total revenue	0.8%	0.8%	0.8%	0.8%
% of freight revenue	1.0%	1.0%	1.1%	1.0%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
General supplies and expenses	$3,950	$3,882	$12,289	$12,182
% of total revenue	2.2%	2.3%	2.4%	2.4%
% of freight revenue	2.8%	2.9%	3.0%	3.1%

For the periods presented, the change in general supplies and expenses was not significant as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Depreciation and amortization	$10,085	$10,497	$34,476	$31,137
% of total revenue	5.7%	6.1%	6.7%	6.1%
% of freight revenue	7.1%	7.8%	8.5%	7.8%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets.  Depreciation and amortization decreased approximately $0.4 million, or 3.9%, for the three months ended September 30, 2014, compared with the same quarter in 2013. As a percentage of total revenue, depreciation and amortization decreased to 5.7% of total revenue for the three months ended September 30, 2014, from 6.1% in the same quarter in 2013.  As a percentage of freight revenue, depreciation and amortization decreased to 7.1% of freight revenue for the three months ended September 30, 2014, from 7.8% in the same quarter in 2013. Excluding gains and losses, depreciation increased $0.7 million, primarily as a result of the addition of new equipment and more owned units in the 2014 quarter than the 2013 quarter.  This increase was offset by gains on the sale of property and equipment increasing approximately $1.1 million during the third quarter of 2014 as a result of the number of units and the type and mileage of the units sold during the quarter.

For the nine months ended September 30, 2014, depreciation and amortization increased approximately $3.3 million, or 10.7%, compared with the same period in 2013. As a percentage of total revenue, depreciation and amortization increased to 6.7% of total revenue for the nine months ended September 30, 2014, from 6.1% in the same period in 2013.  As a percentage of freight revenue, depreciation and amortization increased to 8.5% of freight revenue for the nine months ended September 30, 2014, from 7.8% in the same period in 2013.  Excluding gains and losses, depreciation increased $4.2 million, primarily as a result of the addition of new equipment and more owned units during the 2014 period than the same 2013 period.  This increase was offset by gains on the sale of property and equipment increasing approximately $0.7 million during the nine months ended September 30, 2014 as a result of the number of units and the type and mileage of the equipment sold during the year.

Other expense, net

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Other expense, net	$2,634	$2,385	$8,098	$7,633
% of total revenue	1.5%	1.4%	1.6%	1.5%
% of freight revenue	1.9%	1.8%	2.0%	1.9%

For the periods presented, the change in other expense, net was not significant as either a percentage of total revenue or freight revenue.

Equity in income of affiliate

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Equity in income of affiliate	$880	$1,150	$2,530	$2,180

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and nine months ended September 30, 2014. For the three months ended September 30, 2014 there was a slight decrease in TEL’s contributions to our results as a result of truck sales growing at a faster rate than leasing, as truck sales typically have a lower margin than equipment leasing.  For the nine months ended September 30, 2014, the increase in TEL’s contributions to our results is due to their growth in both leasing and truck sales.  Given TEL’s growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to become more significant over the next twelve months.  Additionally, should we exercise our option to purchase the remaining 51% of TEL, the consolidation of TEL’s results and balance sheet would provide for a significant fluctuation to our presentation and amounts reported. The extent of such fluctuation could depend on a number of factors, including the exercise price, the amount of TEL’s debt upon exercise, how TEL is financing their fleet of tractors and trailers (which would impact depreciation, amortization, and revenue equipment rentals), and compensation and benefits at TEL.

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income tax expense	$1,975	$2,674	$5,164	$4,159
% of total revenue	1.1%	1.6%	1.0%	0.8%
% of freight revenue	1.4%	2.0%	1.3%	1.0%

Income tax expense decreased approximately $0.7 million, or 26.1%, for the three months ended September 30, 2014, compared with the same quarter in 2013.  As a percentage of total revenue, income tax expense decreased to 1.1% of total revenue for the three months ended September 30, 2014, from 1.6% in the same quarter in 2013.  As a percentage of freight revenue, income tax expense decreased to 1.4% of freight revenue for the three months ended September 30, 2014, from 2.0% in the same quarter in 2013. These increases were primarily related to the $0.8 million decrease in the pre-tax income in the 2014 quarter compared to the 2013 quarter.

For the nine months ended September 30, 2014, income tax expense increased approximately $1.0 million, or 24.2%, compared with the same period in 2013.  As a percentage of total revenue, income tax expense increased to 1.0% of total revenue for the nine months ended September 30, 2014, from 0.8% in the same period in 2013.  As a percentage of freight revenue, income tax expense increased to 1.3% of freight revenue for the nine months ended September 30, 2014, from 1.0% in the same period in 2013. These increases were primarily related to the $3.4 million increase in the pre-tax income in the 2014 period compared to the 2013 period, resulting from the improvements in operating income noted above and the increase in the contribution from TEL’s earnings.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total Revenues:
Truckload	$166,839	$160,107	$477,432	$479,511
Other	10,742	10,736	34,760	28,550

Total	$177,581	$170,843	$512,192	$508,061

Operating Income (Loss):
Truckload	$10,854	$6,831	$23,369	$17,969
Other	483	366	1,590	575
Unallocated Corporate Overhead	(5,751)	(1,315)	(9,964)	(7,027)

Total	$5,586	$5,882	$14,995	$11,517

For the 2014 quarter Truckload revenue increased $6.7 million due to a $7.7 million increase in freight revenue partially offset by a $1.0 million decrease in fuel surcharge revenue. The increase in freight revenue is primarily the result of a 13.4% increase in average freight revenue per tractor per week and a $1.2 million increase in freight revenue contributed from our refrigerated intermodal service offering, partially offset by a 6.7% decrease in our average tractor fleet.  For the nine-month period, total Truckload revenue decreased $2.1 million due to a $3.3 million decrease in fuel surcharge revenue partially offset by a $1.3 million increase in freight revenue.  The increase in freight revenue is primarily due to a 7.3% increase in average freight revenue per tractor per week and a $3.1 million increase in freight revenue from our refrigerated intermodal service offering, partially offset by a 7.1% decrease in our average tractor fleet from the 2013 period, as well as the first quarter challenges of the harsh winter weather and the expected unfavorable impact of the February implementation of our enterprise management system at our SRT subsidiary.  Additionally, 5.1% of our fleet lacked drivers during the nine-month 2014 period, compared with approximately 4.8% during the same 2013 period.

Our Truckload operating income was $4.0 million and $5.4 million higher in the three and nine-month periods of 2014 than in the same 2013 periods, respectively, due to the abovementioned increase in rates and utilization, partially offset by $7.5 million of additional reserves related to a 2008 cargo claim, as previously discussed.  Additionally, net fuel costs were lower as a result of improved fuel economy and recognizing a $0.9 million benefit related to amending 2010 – 2013 fuel tax returns.  For the nine-month period of 2014, the increase was partially offset by operating costs per mile net of surcharge revenue increasing by 3.0 cents per mile primarily due to higher wages and capital costs.

Other revenue, which relates to our Solutions subsidiary, remained relatively flat quarter-over-quarter as a result of improved coordination with our Truckload segment operations despite the discontinuation of an underperforming location in June of 2014.  For the year-over-year period, Solutions’ revenue increased $6.2 million due to improved coordination with our Truckload segment operations, as well as the additional business from several new customers during the period. Operating income increased $0.1 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, primarily as a result of the growth of Solutions' accounts receivable factoring line of business.

The change in unallocated corporate overhead for the three and nine months ended September 30, 2014 is primarily related to increased incentive compensation and increased expense related to the fuel hedge contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at September 30, 2014, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had working capital (total current assets less total current liabilities) of $26.3 million and $14.1 million at September 30, 2014 and December 31, 2013, respectively. Based on our expected financial condition, results of operations, net capital expenditures, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2014, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at September 30, 2014, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements.  We expect our capital expenditures on equipment, net of proceeds of disposition, to increase over the next twelve months as we expect fewer disposals and more trailer purchases, partially offset by reduced tractor purchases. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. We had less than $0.1 million in borrowings outstanding under the Credit Facility as of September 30, 2014, undrawn letters of credit outstanding of approximately $34.8 million, and available borrowing capacity of $52.6 million.  Our intra-period borrowings on the Credit Facility ranged from less than $0.1 million to $25.1 million during the first nine months of 2014.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities increased $18.4 million in the nine month period ended September 30, 2014 compared with the 2013 period, primarily due to net income of $4.3 million in the 2014 period compared to $1.9 million in the 2013 period, an $8.6 million difference in insurance and claims accruals primarily relating to the $7.5 million increase to insurance reserves stemming from a cargo loss in 2008, and depreciation and amortization increasing approximately $4.1 million in the 2014 period, primarily due to more expensive revenue equipment and an increase in the number of owned units. The fluctuations from prepaid expenses are primarily related to the timing of payments for certain licensing costs for our fleet in the 2014 period compared to the 2013 period. The change in receivables and advances is the result of an increase in our Solutions subsidiary’s revenue offset by a decrease in our fuel surcharge revenue.

The decrease in net cash flows used in investing activities was primarily the result of the trade cycle for our revenue equipment and the net fleet reduction when compared to the nine-month period ended September 30, 2013.  During the same 2014 period we took delivery of approximately 710 new company tractors and disposed of approximately 1,040 used tractors resulting in an average of 2,601 tractors for the 2014 period compared to an average of 2,799 tractors for the 2013 period.  Additionally, during the 2014 period we received an equity distribution from TEL, our equity method investee, of approximately $0.3 million, which was distributed to each member based on its respective ownership percentage in order to satisfy estimated tax payments resulting from TEL’s earnings with no similar payment during the same period of 2013.  Furthermore, during the 2013 period we paid out $0.5 million in earn-out payments to TEL with no similar payments made during the 2014 period.

The change in net cash flows used in financing activities was a function of net repayments of notes payable, capital leases, and the balance under our Credit Facility. The change primarily related to the trade cycle of the Company’s revenue equipment and cash flows from investing and operating activities discussed above.  Going forward, our cash flow may fluctuate depending on the resolution of the 2008 cargo claim, our ability to commute our auto liability insurance policy, our investment in TEL, and the extent of future income tax obligations.

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

In January 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below, (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount, (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million (previously this level was $75.0 million), (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and, and (xii) removed certain restrictions relating to the purchase of up to the remaining 51% equity interest in Transport Enterprise Leasing, LLC ("TEL"), provided that certain conditions are met.

Based on availability as of September 30, 2014 and December 31, 2013, there was no fixed charge coverage requirement.

In August 2014, we obtained a ninth amendment to our Credit Facility, which allows for the disposition of certain parcels of our real property and the acquisition of other real property.  Additionally, in September 2014, we obtained a tenth amendment to our Credit Facility, which, among other things, amended certain provisions of the Credit Facility and related security documents to facilitate the Company’s and its subsidiaries’ entry into fuel hedging arrangements.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.25%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.25%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is also adjusted quarterly between 0.375% and 0.5% based on the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had less than $0.1 million of borrowings outstanding under the Credit Facility as of September 30, 2014, undrawn letters of credit outstanding of approximately $34.8 million, and available borrowing capacity of $52.6 million.  The interest rate on outstanding borrowings as of September 30, 2014, was 4.25% on less than $0.1 million of base rate loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2014 terminate in October 2014 through September 2021 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2014 to December 2021. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $185.7 million are cross-defaulted with the Credit Facility. Additionally, a portion of the abovementioned fuel hedge contracts totaling $1.4 million at September 30, 2014, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2014 and in 2015, while any other property and equipment purchases, including trailers, will be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At September 30, 2014, we had financed 465 tractors and 3,094 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the third quarter was $5.2 million and $5.7 million for the 2014 and 2013 quarters, respectively.  The total present value amount of remaining payments under operating leases as of September 30, 2014, was approximately $65.7 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $8.3 million at September 30, 2014. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2014, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our condensed consolidated financial statements materially and involve a significant level of judgment by management.  There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2013 Annual Report on Form 10-K.

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

COMMODITY PRICE RISK

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ULSD. Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our fuel hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, we recognized approximately $0.4 million of additional fuel expense in the third quarter of 2014 to mark the related liability to market. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive (loss) income and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in our condensed consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective futures contracts (heating oil or ULSD) compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At September 30, 2014, we had forward fuel hedge contracts on approximately 3.4 million gallons for the remainder of 2014, or approximately 24.3% of our projected remaining 2014 fuel requirements, approximately 12.6 million gallons for 2015, or approximately 22.8% of our projected 2015 fuel requirements, and approximately 9.1 million gallons for 2016, or approximately 16.4% of our projected 2016 fuel requirements.

The fair value of the contracts that were in effect at September 30, 2014, which had a fair value of approximately $4.3 million, are included in other long-term liabilities in the condensed consolidated balance sheet and are included in accumulated other comprehensive (loss) income, net of tax.  Additionally, $0.8 million and $0.2 million were reclassified from accumulated other comprehensive income into our results from operations as additional fuel expense for the three and nine months ended September 30, 2014, respectively, related to losses on contracts that expired.  In addition to the amounts reclassified into our results of operations as additional fuel expense, we recorded approximately $0.1 million of unfavorable ineffectiveness on the contracts that existed at September 30, 2014.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases. The calculation of ineffectiveness excludes less than $0.1 million from the assessment of hedge ineffectiveness as a result of the related contracts being in an under-hedged position as of the date of the calculation.

Based on the amounts in accumulated other comprehensive (loss) income as of September 30, 2014, and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $1.6 million of losses on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to expected diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2014, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

Based on our expected fuel consumption for the remainder of 2014, a one dollar increase in the related price of heating oil or diesel per gallon would reduce our net income by approximately $0.6 million, assuming no further changes to our fuel hedging program or our fuel surcharge recovery. This sensitivity analysis considers that we purchase approximately 13.8 million gallons of diesel during the remainder of 2014, on which we recovered approximately 83.1% of the cost in 2014. Assuming our fuel surcharge recovery is consistent during 2014, this leaves 1.0 million gallons that are not covered by the natural hedge created by our fuel surcharges.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $223.2 million of debt and capital leases, we had $3.8 million of variable rate debt outstanding at September 30, 2014, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our current level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

We have confidence in our internal controls and procedures.  Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all our controls issues and instances of fraud, if any, have been detected.

PART II                     OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In September 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against SRT relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a motion for summary judgment by SRT.  Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff.  As a result of this decision, we have increased the reserve for this claim by approximately $7.5 million to approximately $8.1 million during the third quarter of 2014.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2014, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Our 2014 Proxy Statement, filed with the Securities and Exchange Commission on April 9, 2014, in connection with our Annual Meeting of Stockholders held on May 22, 2014, stated that, as of March 24, 2014, Mr. David R. Parker, our President, Chairman, and CEO, beneficially owned 3,526,153 shares of Class A common stock, constituting 26.7% of the total shares of Class A common stock outstanding as of such date and, together with the 2,350,000 shares of Class B common stock beneficially owned by Mr. Parker, 37.7% of the total shares of common stock outstanding and 45.9% of the voting power of all outstanding shares of common stock as of such date.  In addition to such holdings, Mr. Parker had voting and dispositive power over 244,134 shares of Class A common stock held by his mother, pursuant to a power of attorney executed for estate planning purposes in favor of Mr. Parker.  As a result, as of March 24, 2014, Mr. Parker had voting and dispositive power over a total of 3,770,287 shares of Class A common stock, constituting 28.5% of the total shares of Class A common stock outstanding as of such date and, together with the 2,350,000 shares of Class B common stock beneficially owned by Mr. Parker, 39.3% of the total shares of common stock outstanding and 47.3% of the voting power of all outstanding shares of common stock as of such date.  Mr. Parker disclaims beneficial ownership of the shares of Class A common stock held by his mother and subject to the power of attorney.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	#
Ninth Amendment to Third Amended and Restated Credit Agreement and Related Security Documents dated effective as of August 6, 2014 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JPMorgan Chase Bank, N.A.

10.2	#
Tenth Amendment to Third Amended and Restated Credit Agreement and Related Security Documents dated effective as of September 8, 2014 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JPMorgan Chase Bank, N.A.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 13, 2014	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer