Form 10-Q
period 2015-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2015-05-08
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 6, 2015).

Class A Common Stock, $.01 par value: 15,906,043 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

ASSETS	March 31, 2015 (unaudited)	December 31, 2014
Current assets:
Cash and cash equivalents	$16,290	$21,330
Accounts receivable, net of allowance of $1,803 in 2015 and $1,767 in 2014	77,507	95,943
Drivers' advances and other receivables, net of allowance of $1,305 in 2015 and $1,290 in 2014	5,743	5,770
Inventory and supplies	4,318	4,402
Prepaid expenses	7,269	9,028
Assets held for sale	1,276	4,268
Deferred income taxes	14,330	14,713
Income taxes receivable	5,591	1,309
Total current assets	132,324	156,763

Property and equipment, at cost	510,992	505,345
Less: accumulated depreciation and amortization	(130,497)	(122,854)
Net property and equipment	380,495	382,491

Other assets, net	15,959	14,763
Total assets	$528,778	$554,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,257	$9,623
Accrued expenses	31,743	39,470
Current maturities of long-term debt	23,482	27,824
Current portion of capital lease obligations	1,723	1,606
Current portion of insurance and claims accrual	18,296	17,565
Other short-term liabilities	10,527	7,999
Total current liabilities	96,028	104,087

Long-term debt	131,079	159,531
Long-term portion of capital lease obligations	14,142	13,372
Insurance and claims accrual	23,679	23,173
Deferred income taxes	73,587	73,717
Other long-term liabilities	9,505	10,933
Total liabilities	348,020	384,813
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,890,248 shares issued and outstanding as of March 31, 2015 and 15,746,609 shares issued and outstanding as of December 31, 2014	170	168
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	142,185	141,248
Accumulated other comprehensive loss	(12,713)	(13,101)
Retained earnings	51,092	40,865
Total stockholders' equity	180,758	169,204
Total liabilities and stockholders' equity	$528,778	$554,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2015	2014
Revenue:
Freight revenue	$143,335	$126,244
Fuel surcharge revenue	23,881	34,713
Total revenue	$167,216	$160,957

Operating expenses:
Salaries, wages, and related expenses	58,253	52,874
Fuel expense	31,894	43,176
Operations and maintenance	10,797	12,031
Revenue equipment rentals and purchased transportation	23,208	25,335
Operating taxes and licenses	2,661	2,745
Insurance and claims	10,769	6,106
Communications and utilities	1,527	1,437
General supplies and expenses	3,682	3,809
Depreciation and amortization, including gains and losses on disposition of property and equipment	14,382	13,090
Total operating expenses	157,173	160,603
Operating income	10,043	354
Other expenses (income):
Interest expense	2,204	2,751
Interest income	-	(4)
Other expenses, net	2,204	2,747
Equity in income of affiliate	1,385	800
Income (loss) before income taxes	9,224	(1,593)
Income tax benefit	(1,003)	(219)
Net income (loss)	$10,227	$(1,374)

Income (loss) per share:
Basic and diluted net income (loss) per share	$0.56	$(0.09)
Basic weighted average shares outstanding	18,145	14,915
Diluted weighted average shares outstanding	18,307	14,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands)

	Three months ended March 31, (unaudited)
	2015	2014

Net income (loss)	$10,227	$(1,374)

Other comprehensive income (loss):

Unrealized loss on effective portion of fuel hedges, net of tax of $1,063 and $521 in 2015 and 2014, respectively	(1,712)	(846)

Reclassification of fuel hedge loss (gain) into statement of operations, net of tax of $1,304 and $105 in 2015 and 2014, respectively	2,100	(168)
Total other comprehensive income (loss)	388	(1,014)

Comprehensive income (loss)	$10,615	$(2,388)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(Unaudited and in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Income (Loss)	Earnings	Equity

Balances at December 31, 2014	$168	$24	$141,248	$(13,101)	$40,865	$169,204
Net income	-	-	-	-	10,227	10,227

Other comprehensive loss	-	-	-	388	-	388

Exercise of stock options	1	-	764	-	-	765

Stock-based employee compensation expense	1	-	284	-	-	285

Issuance of restricted shares	-	-	(1,762)	-	-	(1,762)

Income tax benefit arising from restricted share vesting and option exercises	-	-	1,651	-	-	1,651

Balances at March 31, 2015	$170	$24	$142,185	$(12,713)	$51,092	$180,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands)

	Three months ended March 31, (unaudited)
	2015	2014
Cash flows from operating activities:
Net income (loss)	$10,227	$(1,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	90	93
Deferred gain on sales to equity method investee	66	34
Depreciation and amortization	14,506	12,608
Gain (loss) on disposition of property and equipment	(124)	482
Amortization of deferred financing fees	65	61
Deferred income tax expense (benefit)	1,662	(345)
Income tax benefit arising from restricted share vesting and option exercise	(1,651)	-
Unrealized (gain) loss on ineffective portion of fuel hedges	(340)	85
Return of cash collateral on fuel hedge	2,100	-
Stock-based compensation expense	285	3
Equity in income of affiliate	(1,385)	(800)
Changes in operating assets and liabilities:
Receivables and advances	14,091	(112)
Prepaid expenses and other assets	1,801	1,410
Inventory and supplies	84	(36)
Insurance and claims accrual	1,237	(294)
Accounts payable and accrued expenses	(7,961)	(611)
Net cash flows provided by operating activities	34,753	11,204

Cash flows from investing activities:
Acquisition of property and equipment	(18,264)	(17,744)
Proceeds from disposition of property and equipment	11,042	19,920
Net cash flows (used in) provided by investing activities	(7,222)	2,176

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	735
Proceeds from issuance of notes payable	5,098	9,766
Proceeds from the exercise of stock options	765	-
Income tax benefit arising from restricted share vesting and option exercise	1,651	-
Repayments of notes payable	(37,892)	(24,685)
Repayments of capital lease obligations	(431)	(732)
Proceeds under revolving credit facility, net	-	12,291
Payment of minimum tax withholdings on stock compensation	(1,762)	(67)
Debt refinancing costs	-	(33)
Net cash used in financing activities	(32,571)	(2,725)

Net change in cash and cash equivalents	(5,040)	10,655

Cash and cash equivalents at beginning of period	21,330	9,263

Cash and cash equivalents at end of period	$16,290	$19,918

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2014, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share includes all unexercised options and excludes a de minimis number of unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the three months ended March 31, 2015.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income (loss) per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended March 31,
	2015	2014
Numerator:
Net income (loss)	$10,227	$(1,374)
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,145	14,915
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	147	-
Equivalent shares issuable upon conversion of unvested employee stock options	15	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,307	14,915

Basic and diluted income (loss) per share:	$0.56	$(0.09)

Note 3.	Segment Information

As previously discussed, we have one reportable segment, our asset-based truckload services or Truckload. Our other operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other" in the tables below.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2014 Annual Report on Form 10-K.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended March 31,
	2015	2014
Total Revenues:
Truckload	$157,250	$150,254
Other	9,966	10,703

Total	$167,216	$160,957

Operating Income (Loss):
Truckload	$14,131	$451
Other	337	541
Unallocated Corporate Overhead	(4,425)	(638)

Total	$10,043	$354

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

Our liability recorded for uncertain tax positions as of March 31, 2015, has increased approximately $1.6 million since December 31, 2014 primarily related to a reserve on a new tax position taken in the first quarter of 2015.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at March 31, 2015, for $1.0 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.                      Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  The fair value of the hedge derivative asset was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	March 31, 2015 (1)	December 31, 2014 (1)
Fair Value of Derivatives	$(21,751)	$(22,720)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(21,751)	$(22,720)
Significant Unobservable Inputs (Level 3)	-	-

(1)	Excludes cash collateral of $2.9 million and $5.0 million, respectively, provided by the Company to the counterparty.

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $15.5 million of factoring receivables at March 31, 2015, net of a $0.2 million allowance for bad debts.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At March 31, 2015, the retained amounts related to factored receivables totaled $0.5 million and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at March 31, 2015, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty, which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Note 6.                      Derivative Instruments

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, we recognized an approximately $0.3 million reduction of fuel expense in the first quarter of 2015 to mark the related liability to market. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

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

At March 31, 2015, we had fuel hedge contracts on approximately 9.5 million gallons for the remainder of 2015, or approximately 22.9% of our projected remaining 2015 fuel requirements, approximately 12.1 million gallons for 2016, or approximately 21.9% of our projected 2016 fuel requirements, and approximately 7.6 million gallons for 2017, or approximately 13.7% of our projected 2017 fuel requirements.

The fair value of the contracts that were in effect at March 31, 2015, of approximately $21.8 million is included in other liabilities in the consolidated balance sheet, net of cash collateral of $2.9 million provided by the Company to the counterparty, and is included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the first quarter in 2015, market "spot" prices for ULSD peaked at a high of approximately $1.97 per gallon and hit a low price of approximately $1.44 per gallon. During the same 2014 quarter, market "spot" prices ranged from a high of $3.08 per gallon to a low of $2.85 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $3.4 million was reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three months ended March 31, 2015, related to losses on contracts that expired.  In addition to the $3.4 million reclassified from accumulated other comprehensive loss for the quarter ended March 31, 2015, which related to losses on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.3 million was recorded as a favorable adjustment to fuel expense related to contracts for which the hedging relationship was no longer deemed to be effective on a prospective basis.

We had $0.1 million of unfavorable ineffectiveness recorded in accumulated other comprehensive loss on the contracts that existed at March 31, 2015.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive loss as of March 31, 2015, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $8.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2015, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

If our fuel derivative instruments are in a net liability position with the counterparty and cash collateral is required, the cash collateral amounts provided are netted against the fair value of current outstanding derivative instruments. At March 31, 2015, and December 31, 2014, $2.9 million and $5.0 million cash collateral deposits, respectively, were provided by us in connection with our outstanding fuel derivative instruments.

Note 7.                      Debt

Current and long-term debt consisted of the following at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015		December 31, 2014
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.7% and 3.8% at March 31, 2015 and December 31, 2014, respectively, due in monthly installments with final maturities at various dates ranging from April 2015 to January 2022, secured by related revenue equipment	23,222	127,433	27,550	155,832
Real estate note; interest rate of 2.5% at March 31, 2015 and December 31, 2014, due in monthly installments with fixed maturity at December 2018, secured by related real estate	152	3,580	166	3,608
Other note payable, interest rate of 3.0% at March 31, 2015 and December 31, 2014, with fixed maturity at November 2016	108	66	108	91
Total debt	23,482	131,079	27,824	159,531
Principal portion of capital lease obligations, secured by related revenue equipment	1,723	14,142	1,606	13,372
Total debt and capital lease obligations	$25,205	$145,221	$29,430	$172,903

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

In January 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below, (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount, (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million, (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and, (xii) removed certain restrictions relating to the purchase of up to the remaining 51% equity interest in Transport Enterprise Leasing, LLC ("TEL"), provided that certain conditions are met.  In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of March 31, 2015 and December 31, 2014, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had no borrowings outstanding under the Credit Facility as of March 31, 2015, undrawn letters of credit outstanding of approximately $37.0 million, and available borrowing capacity of $43.8 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2015 terminate in April 2015 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2015 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $142.0 million are cross-defaulted with the Credit Facility. Additionally, a portion of the abovementioned fuel hedge contracts totaling $13.7 million at March 31, 2015, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2015, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

Note 8.                      Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At March 31, 2015, 795,623 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, is stock-based compensation expense of approximately $0.3 million and less than $0.1 million, respectively. All stock compensation expense recorded in 2015 and 2014 relates to restricted shares given no options were granted during these periods.  Associated with stock compensation expense was a $1.7 million income tax benefit at March 31, 2015 related to the exercise of stock options and restricted share vesting, resulting in related changes in taxable income and offsetting changes to additional paid in capital.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2015, certain participants elected to forfeit receipt of 57,260 shares of Class A common stock at a weighted average per share price of $30.77 based on the closing price of our Class A common stock on the dates the shares vested in 2015, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.8 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

During the first quarter of 2015, certain employees exercised 49,825 stock options, which provided for approximately $0.8 million of proceeds.

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

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners' interest based on a multiple of TEL's average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL's majority owners have the option to acquire our interest based on the same terms detailed above. During the three-month period ended March 31, 2015, we sold tractors and trailers to TEL totaling $3.6 million and received $0.3 million for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized net deferred gains of $0.1 million representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  The deferred gains, totaling $0.9 million at March 31, 2015, are being carried as a reduction in our investment in TEL.  At March 31, 2015 and December 31, 2014, we had a receivable from TEL for $2.9 million and $2.2 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2015 net income through March 31, 2015, or $1.4 million. Our investment in TEL, totaling $13.5 million and $12.2 million, at March 31, 2015 and December 31, 2014, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.  Our investment in TEL is comprised of the $4.9 million cash investment noted above and our equity in TEL's earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings and the abovementioned gains on sales of equipment to TEL.

See TEL's summarized financial information below:

(in thousands)	As of March 31, 2015	As of December 31, 2014
Current Assets	$9,748	$14,525
Non-current Assets	80,984	64,731
Current Liabilities	5,329	16,733
Non-current Liabilities	65,794	45,687
Total Equity	$19,609	$16,836

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenue	$29,025	$17,646
Operating Expenses	25,552	15,536
Operating Income	3,473	2,110
Net Income	$2,773	$1,661

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

On August 26, 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against our Southern Refrigerated Transport, Inc. subsidiary ("SRT") relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT.  Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff.  SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014 and that appeal has been fully briefed by the parties and oral arguments will be scheduled in the coming months.  As a result of this decision and pending final outcome of the appeal, we increased the reserve for this claim by approximately $7.5 million to approximately $8.1 million during the third quarter of 2014.

We had $37.0 million and $34.3 million of outstanding and undrawn letters of credit as of March 31, 2015 and December 31, 2014, respectively. The letters of credit are maintained primarily to support our insurance programs.

Effective April 2015, we entered into a new auto liability policy with a three-year term. The policy retains the first $1.0 million per occurrence limit for the primary layer of our auto liability program and expands excess coverage to $75.0 million. Additionally, effective April 2015, we commuted two liability policies for the period from April 1, 2013 through September 30, 2014, such that we are now responsible for any claim that occurred during that period up to $20.0 million, should such a claim develop. As a result of the commutation and the Company's improved safety statistics over the prior policy, the Company received favorable premium pricing for the upcoming three year policy period, which should reduce the fixed portion of insurance expense going forward.

Note 11.                      Accumulated Other Comprehensive Loss ("AOCI")

AOCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following tables summarize the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended March 31, 2015	Affected Line Item in the Statement of Operations
Gains on cash flow hedges
Commodity derivative contracts	$3,404	Fuel expense
	(1,304)	Income tax (benefit)
	$2,100	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected cash flows, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, expected driver compensation and other future expenses, future utilization of independent contractors, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fleet size and management, the market value of equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees), the anticipated impact of our investment in Transport Enterprise Leasing, Inc. ("TEL"), the anticipated impact of existing and future industry regulation, and anticipated levels of and fluctuations relating to insurance and claims expense, including with respect to the September 2014 adverse judgment relating to a 2008 cargo claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The first quarter of 2015 is our first profitable first quarter in more than 10 years, even after excluding the federal income tax credit of approximately $4.7 million recognized during the quarter, which is not expected to continue in future periods.  Historically, the first quarter is the most challenging for many truckload carriers, especially those with a longer length of haul.  However, the first quarter of 2015 provided freight demand that was relatively strong, a favorable rate environment, an increase in our professional driver employee headcount, and weather that was milder than that of the first quarter of 2014, resulting in operating results that were significantly improved from those of the 2014 quarter. The operating ratio for our asset-based operations improved 750 basis points to 92.7% compared with 100.2% in the 2014 quarter. The main positives in the first quarter were 1) significant improvement in the operating profitability at each of our three asset-based trucking subsidiaries; 2) a 5.9% increase in average freight revenue per total mile and a 5.9% increase in average miles per tractor versus the same quarter of 2014; 3) a sequential increase in our professional driver employee headcount; and 4) and a decrease in our total indebtedness. The main negatives in the quarter were a) increased costs for our casualty insurance related to higher severity of accidents and b) decreased operating profitability at our Covenant Transport Solutions, Inc. ("Solutions") subsidiary.

Additional items of note for the first quarter of 2015 include the following:

●
Total revenue of $167.2 million, an increase of 3.9% compared with the first quarter of 2014 and freight revenue of $143.3 million (which excludes revenue from fuel surcharges), an increase of 13.5% compared with the first quarter of 2014;

●	Operating income of $10.0 million and an operating ratio of 93.0%, compared with operating income of $0.4 million and an operating ratio of 99.7% in the first quarter of 2014;

●
Net income of $10.2 million, or $0.56 per basic and diluted share, compared with net loss of $1.4 million, or ($0.09) per basic and diluted share, in the first quarter of 2014.  Net income for the 2015 quarter includes a federal income tax credit of approximately $4.7 million, or $0.26 per diluted share, recognized as a discrete item, which is not expected to continue in future periods;

●	With available borrowing capacity of $43.8 million under our Credit Facility (as defined herein), we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Solutions' total revenue decreased to $10.0 million in the 2015 quarter from $10.7 million in the 2014 quarter and operating income decreased to $0.3 million in the 2015 quarter from $0.5 million in the 2014 quarter;

●	Our equity investment in TEL provided $1.4 million of pre-tax earnings compared to $0.8 million in the first quarter of 2014;

●	Since December 31, 2014, aggregate lease-adjusted indebtedness (which includes the present value of off-balance sheet lease obligations), net of cash, decreased by $72.6 million to $154.1 million; and

●	Stockholders' equity at March 31, 2015, was $180.8 million and our tangible book value was $180.5 million, or $9.95 per basic share.

Since the end of the fourth quarter, we increased capacity allocated to each of our three asset-based subsidiaries.  While the industry's driver shortage continues to be its most significant challenge, we are encouraged that our focus on improving our drivers' employment experience and keeping our trucks seated is providing results. Specifically, our fleet experienced a 57 truck increase from our reported fleet size at the end of December 2014 and our fleet of team-driven trucks averaged 928 teams in the first quarter of 2015, a sequential increase of approximately 1.8% from the fourth quarter of 2014.  We expect continuing to maintain our drivers' employment experience and keep our tractors seated to be at the forefront of every initiative we implement and decision we make.

Our outlook for 2015 remains positive as freight yields and utilization have continued to outpace prior year results for the first several weeks of the second quarter, although utilization has been at a lower percentage than we experienced in the first quarter. We expect our average fleet size to be approximately 3%-5% above that of fiscal 2014. We remain cautious of our ability to achieve meaningful year-over-year improvements in earnings per share in the second half of the year (taking into consideration expected weighted average diluted shares year-over-year increases of approximately 21% for the third quarter and 11% for the fourth quarter, resulting largely from our November 2014 follow-on offering). We believe that second half performance will depend to a significant extent on the level of involvement of our asset-based and Solutions subsidiaries in the supply chains of our less-than-truckload, parcel, and omni-channel shipping customers during the 2015 peak freight season and the associated pricing for our services.  While diesel fuel prices are trending lower than those of 2014, we do not expect this trend to affect us to the same extent that it may affect some of our peers, as approximately 22.9% of our expected remaining 2015 fuel needs have been hedged at fixed prices that were set prior to the decline in market fuel prices.

Revenue and Expenses

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  We also generate revenue through a subsidiary that provides other freight services, including brokerage and accounts receivable factoring.

We have one reportable segment, our asset-based truckload services ("Truckload").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc., our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long-haul, regional, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

In addition, our Solutions subsidiary has service offerings ancillary to our Truckload operations, including freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide, and accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds.

Revenue Equipment

At March 31, 2015, we operated 2,722 tractors and 6,690 trailers. Of such tractors, 2,358 were owned, 150 were financed under operating leases, and 214 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 2,946 were owned, 2,736 were financed under operating leases, and 1,008 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2015, our fleet had an average tractor age of 1.7 years and an average trailer age of 5.4 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2015 TO THREE MONTHS ENDED MARCH 31, 2014

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended March 31,
	2015	2014
Revenue:
Freight revenue	$143,335	$126,244
Fuel surcharge revenue	23,881	34,713
Total revenue	$167,216	$160,957

For the quarter ended March 31, 2015, total revenue increased $6.3 million, or 3.9%, to $167.2 million from $161.0 million in the 2014 quarter.  Freight revenue increased $17.1 million, or 13.5%, to $143.3 million for the quarter ended March 31, 2015, from $126.2 million in the 2014 quarter, while fuel surcharge revenue decreased $10.8 million quarter-over-quarter. The increase in freight revenue resulted from a $17.8 million increase in freight revenue from our Truckload segment, partially offset by a $0.7 million decrease in revenues from Solutions.

The $17.8 million increase in Truckload revenue relates to a 12.1% increase in average freight revenue per tractor per week, a 2.1% increase in our average tractor fleet, and a $1.3 million increase in freight revenue from our refrigerated intermodal service offering from the 2014 quarter.  The increase in average freight revenue per tractor per week for the quarter ended March 31, 2015 is the result of a 5.9% increase, or 8.8 cents per mile, in average rate per total mile as well as a 5.9% increase in average miles per unit when compared to the same quarter in 2014.

Solutions' revenue declined $0.7 million quarter-over-quarter, as a result of discontinuation of an underperforming location in June of 2014, partially offset by improved coordination with our Truckload segment operations and new customers added during the latter portion of 2014.

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

Salaries, wages, and related expenses

	Three months ended March 31,
	2015	2014
Salaries, wages, and related expenses	$58,253	$52,874
% of total revenue	34.8%	32.9%
% of freight revenue	40.6%	41.9%

Salaries, wages, and related expenses increased approximately $5.4 million, or 10.2%, for the three months ended March 31, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, salaries, wages, and related expenses increased to 34.8% of total revenue for the three months ended March 31, 2015, from 32.9% in the same quarter in 2014.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.6% of freight revenue for the three months ended March 31, 2015, from 41.9% in the same quarter in 2014. These changes are primarily due to a higher percentage of our fleet comprised of team-driven tractors, driver and nondriver employee pay increases since the first quarter of 2014, and higher group health costs, partially offset by lower workers' compensation expense.

Going forward, we believe salaries, wages, and related expenses will increase as a result of a tight driver market, wage inflation, higher healthcare costs, and increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. Further, we expect to implement one or more driver compensation increases or incentives during 2015.  As a percentage of total revenue and freight revenue, salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Solutions business, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three months ended March 31,
	2015	2014
Total fuel expense	$31,894	$43,176
% of total revenue	19.1%	26.8%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra low sulfur diesel prices as measured by the DOE averaged approximately $1.04 per gallon lower in the first quarter of 2015 compared with the same quarter in 2014.

Additionally, $3.4 million was reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three months ended March 31, 2015, related to losses on contracts that expired.  In addition to the $3.4 million reclassified from accumulated other comprehensive loss for the quarter ended March 31, 2015, which related to losses on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.3 million was recorded as a favorable adjustment to fuel expense related to contracts for which the hedging relationship was no longer deemed to be effective on a prospective basis.

We had $0.1 million of unfavorable ineffectiveness recorded in accumulated other comprehensive loss on the contracts that existed at March 31, 2015.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

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

	Three months ended March 31,
	2015	2014
Total fuel surcharge	$23,881	$34,713
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,011	2,817
Company fuel surcharge revenue	$21,870	$31,896
Total fuel expense	$31,894	$43,176
Less: Company fuel surcharge revenue	21,870	31,896
Net fuel expense	$10,024	$11,280
% of freight revenue	7.0%	8.9%

Total fuel expense decreased approximately $11.3 million, or 26.1%, for the three months ended March 31, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, total fuel expense decreased to 19.1% of total revenue for the three months ended March 31, 2015, from 26.8% in the same quarter in 2014. As a percentage of freight revenue, total fuel expense decreased to 22.3% of freight revenue for the three months ended March 31, 2015, from 34.2% in the same quarter in 2014. The decrease is primarily due to an increase in our average fuel miles per gallon during 2015 as a result of purchasing equipment with more fuel-efficient engines and improved fuel pricing.

Net fuel expense decreased $1.3 million, or 11.4%, for the three months ended March 31, 2015, as compared to the same 2014 quarter.  As a percentage of freight revenue, net fuel expense decreased to 7.0% for the three months ended March 31, 2015, as compared to 8.9% for the 2014.  These decreases are primarily the result of improved miles per gallon due to new engine technology, improved fuel surcharge recovery, and improved fuel pricing, in each case, net of gains and losses on fuel hedging contracts.

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

Operations and maintenance

	Three months ended March 31,
	2015	2014
Operations and maintenance	$10,797	$12,031
% of total revenue	6.5%	7.5%
% of freight revenue	7.5%	9.5%

Operations and maintenance decreased approximately $1.2 million, or 10.3%, for the three months ended March 31, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, operations and maintenance decreased to 6.5% of total revenue for the three months ended March 31, 2015, from 7.5% in the same quarter in 2014.  As a percentage of freight revenue, operations and maintenance decreased to 7.5% of freight revenue for the three months ended March 31, 2015, from 9.5% in the same quarter in 2014. These decreases were primarily the result of reduced parts and vehicle maintenance expense related to removing higher maintenance units from the fleet and an improvement in the average age of our revenue equipment.

Going forward, we believe this category will fluctuate based on several factors, including accident severity and frequency, weather, the reliability of new and untested revenue equipment models, and our continued ability to maintain a relatively young fleet.

Revenue equipment rentals and purchased transportation

	Three months ended March 31,
	2015	2014
Revenue equipment rentals and purchased transportation	$23,208	$25,335
% of total revenue	13.9%	15.7%
% of freight revenue	16.2%	20.1%

Revenue equipment rentals and purchased transportation decreased approximately $2.1 million, or 8.4%, for the three months ended March 31, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, revenue equipment rentals and purchased transportation decreased to 13.9% of total revenue for the three months ended March 31, 2015, from 15.7% in the same quarter in 2014.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 16.2% of freight revenue for the three months ended March 31, 2015, from 20.1% in the same quarter in 2014. These decreases were primarily the result of a reduction in operating leases in favor of owned equipment, partially offset by increased costs related to the growth of our refrigerated intermodal service offering.

This expense category will fluctuate with the number of loads hauled by independent contractors and handled by Solutions, the percentage of our fleet financed with operating leases, the cost to obtain third party transportation services, and growth of our intermodal service offerings, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three months ended March 31,
	2015	2014
Operating taxes and licenses	$2,661	$2,745
% of total revenue	1.6%	1.7%
% of freight revenue	1.9%	2.2%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended March 31,
	2015	2014
Insurance and claims	$10,769	$6,106
% of total revenue	6.4%	3.8%
% of freight revenue	7.5%	4.8%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $4.7 million, or 76.4%, for the three months ended March 31, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, insurance and claims increased to 6.4% of total revenue for the three months ended March 31, 2015, from 3.8% in the same quarter in 2014.  As a percentage of freight revenue, insurance and claims increased to 7.5% of freight revenue for the three months ended March 31, 2015, from 4.8% in the same quarter in 2014.  Insurance and claims per mile cost increased to 13.1 cents per mile in the first quarter of 2015 from 8.0 cents per mile in the first quarter of 2014, primarily related to greater severity of claims for accidents incurred during the first quarter of 2015 and an increase in the loss development factors.

Effective April 2015, we entered into a new auto liability policy with a three-year term. The policy retains the first $1.0 million per occurrence limit for the primary layer of our auto liability program and expands excess coverage to $75.0 million. Additionally, effective April 2015, we commuted two liability policies for the period from April 1, 2013 through September 30, 2014, such that we are now responsible for any occurrence that occurred during that period up to $20.0 million, should such a claim develop.  As a result of the commutation and the Company's improved safety statistics over the prior policy, the Company received favorable premium pricing for the upcoming three year policy period, which should reduce the fixed portion of insurance expense going forward.

With our significant self-insured retention (including the abovementioned increased self-insured retention resulting from our policy commutations), insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.  We are in the process of appealing the judgment on the previously disclosed 2008 cargo claim. A successful appeal or mediation could significantly reduce insurance and claims expense in the period when the appeal is resolved.  On the other hand, if we are not successful in such an appeal or mediation, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest.

Communications and utilities

	Three months ended March 31,
	2015	2014
Communications and utilities	$1,527	$1,437
% of total revenue	0.9%	0.9%
% of freight revenue	1.1%	1.1%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended March 31,
	2015	2014
General supplies and expenses	$3,682	$3,809
% of total revenue	2.2%	2.4%
% of freight revenue	2.6%	3.0%

General supplies and expenses, decreased approximately $0.1 million, or 3.3%, for the three months ended March 31, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, general supplies and expenses decreased to 2.2% of total revenue for the three months ended March 31, 2015, from 2.4% in the same quarter in 2014.  As a percentage of freight revenue, general supplies and expenses decreased to 2.6% of freight revenue for the three months ended March 31, 2015, from 3.0% in the same quarter in 2014.  The decrease as a percent of freight revenue is primarily due to the relatively fixed nature of general supplies and expenses and the aforementioned 13.5% increase in freight revenue.

Depreciation and amortization

	Three months ended March 31,
	2015	2014
Depreciation and amortization	$14,382	$13,090
% of total revenue	8.6%	8.1%
% of freight revenue	10.0%	10.4%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets.  Depreciation and amortization increased approximately $1.3 million, or 9.9%, for the three months ended March 31, 2015, compared with the same quarter in 2014. As a percentage of total revenue, depreciation and amortization increased to 8.6% of total revenue for the three months ended March 31, 2015, from 8.1% in the same quarter in 2014.  As a percentage of freight revenue, depreciation and amortization decreased to 10.0% of freight revenue for the three months ended March 31, 2015, from 10.4% in the same quarter in 2014. Excluding gains and losses, depreciation increased $1.9 million, primarily as a result of the addition of new equipment and more owned units in the 2015 quarter than the 2014 quarter.  This increase was partially offset by gains on the sale of property and equipment of $0.1 million in the 2015 quarter compared to losses of $0.5 million in the 2014 quarter due to the number of units and the type and mileage of the units sold during the quarter.  We expect to see an increase in depreciation and amortization going forward as a result of our expected increase in acquisition of revenue equipment through purchases and capital leases rather than operating leases.

Other expense, net

	Three months ended March 31,
	2015	2014
Other expense, net	$2,204	$2,747
% of total revenue	1.3%	1.7%
% of freight revenue	1.5%	2.2%

Other expense, net consists primarily of interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net decreased approximately $0.5 million, or 19.8%, for the three months ended March 31, 2015, compared with the same quarter in 2014. As a percentage of total revenue, other expense, net decreased to 1.3% of total revenue for the three months ended March 31, 2015, from 1.7% in the same quarter in 2014.  As a percentage of freight revenue, other expense, net decreased to 1.5% of freight revenue for the three months ended March 31, 2015, from 2.2% in the same quarter in 2014. These decreases are primarily the result of the repayments of debt and capital leases from the proceeds of our late November 2014 follow-on stock offering.  Going forward this decrease could be partially offset by the incurrence of balance sheet debt as we expect to transition away from operating leases and towards equipment notes as a means of financing revenue equipment.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt (including capital leases) versus operating leases, as well as our ability to continue to generate profitable results and reduce our balance sheet leverage.

Equity in income of affiliate

	Three months ended March 31,
	2015	2014
Equity in income of affiliate	$1,385	$800

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income for the three months ended March 31, 2015. For the three months ended March 31, 2015, the increase in TEL's contributions to our results is due to their growth in both leasing and truck sales.  Despite TEL's growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL's profitability to stabilize over the next twelve months (assuming we do not exercise our option to purchase the remaining 51% of TEL).  Additionally, should we exercise our option to purchase the remaining 51% of TEL, the consolidation of TEL's results and balance sheet would provide for a significant fluctuation to our presentation and amounts reported. The extent of such fluctuation could depend on a number of factors, including the exercise price, the amount of TEL's debt upon exercise, how TEL is financing their fleet of tractors and trailers (which would impact depreciation, amortization, and revenue equipment rentals), and compensation and benefits at TEL.

Income tax benefit

	Three months ended March 31,
	2015	2014
Income tax benefit	$(1,003)	$(219)
% of total revenue	0.6%	0.1%
% of freight revenue	0.7%	0.2%

Income tax benefit increased approximately $0.8 million, or 358.0%, for the three months ended March 31, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, income tax benefit increased to 0.6% of total revenue for the three months ended March 31, 2015, from 0.1% in the same quarter in 2014.  As a percentage of freight revenue, income tax benefit increased to 0.7% of freight revenue for the three months ended March 31, 2015, from 0.2% in the same quarter in 2014. These increases were primarily related to a one-time federal income tax credit of approximately $4.7 million, partially offset by the $10.8 million increase in the pre-tax income in the 2015 quarter compared to the 2014 quarter resulting from the improvement in operating income noted above and the increase in the contribution from TEL's earnings.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.  We do not expect to be in a position to take advantage of tax credits that have a similar magnitude to the abovementioned one-time federal income tax credit in the foreseeable future.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2015 TO THREE MONTHS ENDED MARCH 31, 2014

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended March 31,
	2015	2014
Total Revenues:
Truckload	$157,250	$150,254
Other	9,966	10,703

Total	$167,216	$160,957

Operating Income:
Truckload	$14,131	$451
Other	337	541
Unallocated Corporate Overhead	(4,425)	(638)

Total	$10,043	$354

For the 2015 quarter Truckload total revenue increased $7.0 million due to a $17.8 million increase in freight revenue, partially offset by a $10.8 million decrease in fuel surcharge revenue. The increase in freight revenue is primarily the result of a 12.1% increase in average freight revenue per tractor per week, a 2.1% increase in our average tractor fleet, and a $1.3 million increase in freight revenue from our refrigerated intermodal service offering from the 2014 quarter.  The increase in average freight revenue per tractor per week for the quarter ended March 31, 2015 is the result of a 5.9% increase, or 8.8 cents per mile, in average rate per total mile, as well as a 5.9% increase in average miles per unit when compared to the same quarter in 2014. Additionally, 4.9% of our fleet lacked drivers during the 2015 quarter, compared with approximately 5.6% during the same 2014 quarter.

Our Truckload operating income was $13.7 million higher in the 2015 quarter than in the same 2014 quarter, due to the abovementioned increase in rates and utilization.  Additionally, operating costs per mile, net of fuel surcharge revenue, decreased primarily due to reduced net fuel costs and reduced maintenance and capital costs, partially offset by higher employee wages, group health insurance and casualty insurance as described above.

Other total revenue and operating income decreased $0.7 million and $0.2 million quarter-over-quarter, respectively, as a result of the discontinuation of an underperforming location in June of 2014, partially offset by improved coordination with our Truckload segment operations and new customers added during the latter portion of 2014.

The change in unallocated corporate overhead for the three months ended March 31, 2015 is primarily related to greater severity of claims for accidents incurred during the first quarter of 2015 as compared to the same 2014 quarter and an increase in the loss development factors.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, proceeds from our November 2014 follow-on stock offering, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $36.3 million and $52.7 million at March 31, 2015 and December 31, 2014, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2015, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  With a relatively young average fleet age at March 31, 2015, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. Given the current state of our revenue equipment fleet, the freight market, and the new and used equipment markets, we expect capital expenditures for 2015 to be between approximately $55.0 million and $65.0 million.  As of March 31, 2015, we had no outstanding borrowings under the Credit Facility, undrawn letters of credit outstanding of approximately $37.0 million, and available borrowing capacity of $43.8 million.  Our intra-period borrowings on the Credit Facility ranged from none to approximately $0.1 million during the first three months of 2015.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities increased $23.5 million in the quarter ended March 31, 2015 compared with the 2014 quarter, primarily due to net income of $10.2 million in the 2015 quarter compared to net loss of $1.4 million in the 2014 quarter, the return of $2.1 million which was previously provided by the Company to certain of its derivative counterparties related to the net liability position of certain of its fuel derivative instruments, and depreciation and amortization increasing approximately $1.9 million in the 2015 quarter, primarily due to more expensive revenue equipment and an increase in the number of owned units. The change in receivables and advances is the result of increased cash collected during the first quarter of 2015 related to increased 2014 year-end revenues, partially offset by a reduction of fuel surcharge revenue as well an improvement in the days sales outstanding as compared to the first quarter of 2014. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing and amount of incentive compensation payments in the 2015 quarter compared to the 2014 quarter.

The change in net cash flows used in investing activities was primarily the result of the trade cycle for our revenue equipment and the net fleet increase when compared to the three-month quarter ended March 31, 2014.  During the 2015 quarter we took delivery of approximately 105 new company tractors and disposed of approximately 130 used tractors resulting in an average of 2,707 tractors for the 2015 quarter compared to an average of 2,652 tractors for the 2014 quarter.

The change in net cash flows used in financing activities was primarily a function of net repayments of notes payable and the balance under our Credit Facility. These changes primarily relate to the use of the proceeds from our November 2014 follow-on stock offering to reduce our indebtedness as well as the trade cycle of the Company's revenue equipment and cash flows from investing and operating activities discussed above.  Going forward, our cash flow may fluctuate depending on the resolution of the 2008 cargo claim, our investment in TEL, and the extent of future income tax obligations.

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

In January 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below, (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount, (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million, (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and, (xii) removed certain restrictions relating to the purchase of up to the remaining 51% equity interest in TEL, provided that certain conditions are met.  In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of March 31, 2015, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had no borrowings outstanding under the Credit Facility as of March 31, 2015, undrawn letters of credit outstanding of approximately $37.0 million, and available borrowing capacity of $43.8 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2015 terminate in April 2015 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2015 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $142.0 million are cross-defaulted with the Credit Facility. Additionally, a portion of the abovementioned fuel hedge contracts totaling $13.7 million at March 31, 2015, is cross-defaulted with the Credit Facility.  We expect additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders to be available to fund new tractors expected to be delivered for the remainder of 2015, while we expect that any other property and equipment purchases, including trailers, will be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At March 31, 2015, we had financed 150 tractors and 2,736 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the first quarter was $3.0 million for 2015 compared to $6.0 million for 2014 primarily due to repayments of debt and leases with proceeds from our follow-on stock offering in late November 2014.  The total present value amount of remaining payments under operating leases as of March 31, 2015 was approximately $43.4 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at March 31, 2015. The residual guarantees at March 31, 2015 expire between August 2018 and February 2019.  We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2015, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2015, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2014 Annual Report on Form 10-K.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, we recognized an approximately $0.3 million favorable adjustment to fuel expense in the first quarter of 2015 to mark the related liability to market. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

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

At March 31, 2015, we had fuel hedge contracts on approximately 9.5 million gallons for the remainder of 2015, or approximately 22.9% of our projected remaining 2015 fuel requirements, approximately 12.1 million gallons for 2016, or approximately 21.9% of our projected 2016 fuel requirements, and approximately 7.6 million gallons for 2017, or approximately 13.7% of our projected 2017 fuel requirements.

The fair value of the contracts that were in effect at March 31, 2015, of approximately $21.8 million is included in other liabilities in the consolidated balance sheet, net of cash collateral of $2.9 million provided by the Company to the counterparty, and is included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the first quarter in 2015, market "spot" prices for ULSD peaked at a high of approximately $1.97 per gallon and hit a low price of approximately $1.44 per gallon. During the same 2014 quarter, market "spot" prices ranged from a high of $3.08 per gallon to a low of $2.85 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $3.4 million was reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three months ended March 31, 2015, related to losses on contracts that expired.  In addition to the $3.4 million reclassified from accumulated other comprehensive loss for the quarter ended March 31, 2015, which related to losses on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.3 million was recorded as a favorable adjustment to fuel expense related to contracts for which the hedging relationship was no longer deemed to be effective on a prospective basis.

We had $0.1 million of unfavorable ineffectiveness recorded in accumulated other comprehensive loss on the contracts that existed at March 31, 2015.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

Based on the amounts in accumulated other comprehensive loss as of March 31, 2015, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $8.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2015, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We do not expect any of the counterparties to fail to meet their obligations.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To manage credit risk, we employ various procedures to confirm the creditworthiness of our hedge counterparties, including reviewing their audited financial statements, reviewing any applicable credit ratings, or obtaining references.

If our fuel derivative instruments are in a net liability position with the counterparty and cash collateral is required, the cash collateral amounts provided are netted against the fair value of current outstanding derivative instruments. At March 31, 2015, and December 31, 2014, $2.9 million and $5.0 million cash collateral deposits, respectively, were provided by us in connection with our outstanding fuel derivative instruments.

A one dollar increase or decrease in heating oil or diesel per gallon would have a de minimis impact to our net income due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 41.4 million gallons of diesel during the remainder of 2015, on which we recover approximately 83% of the cost (which was our fuel surcharge recovery rate during the quarter ended March 31, 2015). Assuming our fuel surcharge recovery is consistent during the remainder of 2015, this leaves 7.1 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because the majority of our fuel hedge contracts were established prior to the recent decline in diesel fuel prices, we have not been able to realize the cost savings resulting from such decline to the same extent we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. In November and December of 2014, we paid off approximately $60.0 million in fixed-rate equipment debt and capital lease obligations with the proceeds of our November 2014 follow-on offering, which resulted in a corresponding decrease in interest rate risk with respect to such obligations. Of our total $170.4 million of debt and capital leases, we had $3.7 million of variable rate debt outstanding at March 31, 2015, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our March 31, 2015 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by a de minimis amount.  Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense. As of March 31, 2015, we had no derivative financial instruments to reduce our exposure to interest rate fluctuations.

ITEM 4.                      CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.                    RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2014, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended March 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1-31, 2015	400	$26.36	-	-
February 1-28, 2015	2,032	$30.86	-	-
March 1-31, 2015	54,828	$30.79	-	-
Total	57,260	$30.77	-	-

(1)
Includes 400, 2,032, and 54,828 shares of Class A common stock withheld at average prices of $26.36, $30.86, and $30.79 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	*#	Description of 2015 Bonus Plan
10.2	*#	Description of Director Compensation Program
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011.
#	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 8, 2015	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer