Form 10-Q
period 2015-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2015-08-05
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 3, 2015).
Class A Common Stock, $.01 par value: 15,922,879 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2015 (unaudited)	December 31, 2014
Current assets:
Cash and cash equivalents	$23,770	$21,330
Accounts receivable, net of allowance of $1,707 in 2015 and $1,767 in 2014	78,368	95,943
Drivers' advances and other receivables, net of allowance of $1,371 in 2015 and $1,290 in 2014	5,753	5,770
Inventory and supplies	4,316	4,402
Prepaid expenses	14,654	9,028
Assets held for sale	2,491	4,268
Deferred income taxes	4,445	14,713
Income taxes receivable	2,253	1,309
Total current assets	136,050	156,763

Property and equipment, at cost	511,005	505,345
Less: accumulated depreciation and amortization	(136,600)	(122,854)
Net property and equipment	374,405	382,491

Other assets, net	17,051	14,763
Total assets	$527,506	$554,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	11,974	9,623
Accrued expenses	32,942	39,470
Current maturities of long-term debt	23,522	27,824
Current portion of capital lease obligations	1,737	1,606
Current portion of insurance and claims accrual	17,014	17,565
Other short-term liabilities	11,010	7,999
Total current liabilities	98,199	104,087

Long-term debt	124,669	159,531
Long-term portion of capital lease obligations	13,702	13,372
Insurance and claims accrual	23,241	23,173
Deferred income taxes	65,821	73,717
Other long-term liabilities	5,867	10,933
Total liabilities	331,499	384,813
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,922,879 shares issued and outstanding as of June 30, 2015 and 15,746,609 shares outstanding as of December 31, 2014	170	168
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	143,109	141,248
Accumulated other comprehensive income	(9,389)	(13,101)
Retained earnings	62,093	40,865
Total stockholders' equity	196,007	169,204
Total liabilities and stockholders' equity	$527,506	$554,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2015	2014	2015	2014
Revenue:
Freight revenue	$152,146	$137,588	$295,480	$263,833
Fuel surcharge revenue	23,305	35,066	47,186	70,778
Total revenue	$175,451	$173,654	$342,666	$334,611

Operating expenses:
Salaries, wages, and related expenses	59,131	56,141	117,384	109,015
Fuel expense	32,511	41,915	64,405	85,091
Operations and maintenance	12,140	11,533	22,937	23,564
Revenue equipment rentals and purchased transportation	25,957	27,612	49,166	52,946
Operating taxes and licenses	2,622	2,562	5,283	5,308
Insurance and claims	4,276	7,578	15,045	13,684
Communications and utilities	1,493	1,427	3,020	2,864
General supplies and expenses	4,252	4,529	7,933	8,338
Depreciation and amortization, including gains and losses on disposition of property and equipment	14,295	11,301	28,677	24,391
Total operating expenses	156,677	164,598	313,850	325,201
Operating income	18,774	9,056	28,816	9,410
Other (income) expenses:
Interest expense	1,717	2,722	3,920	5,473
Interest income	-	(4)	-	(8)
Other expenses, net	1,717	2,718	3,920	5,465
Equity in income of affiliate	1,335	850	2,720	1,650
Income before income taxes	18,392	7,188	27,616	5,595
Income tax expense	7,391	3,408	6,388	3,189
Net income	$11,001	$3,780	$21,228	$2,406

Income per share:
Basic net income per share	$0.60	$0.25	$1.17	$0.16
Diluted net income per share	$0.60	$0.25	$1.16	$0.16
Basic weighted average shares outstanding	18,261	14,930	18,204	14,922
Diluted weighted average shares outstanding	18,413	15,179	18,361	15,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(In thousands)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2015	2014	2015	2014

Net income	$11,001	$3,780	$21,228	$2,406

Other comprehensive income:

Unrealized gain (loss) on effective portion of fuel hedges, net of tax of $889 and $174 in 2015 and $787 and $259 in 2014, respectively	1,432	1,263	(280)	417

Reclassification of fuel hedge loss (gain) into statement of operations, net of tax of $1,174 and $2,478 in 2015 and $122 and $227 in 2014, respectively	1,892	(196)	3,992	(364)
Total other comprehensive income	3,324	1,067	3,712	53

Comprehensive income	$14,325	$4,847	$24,940	$2,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited and in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Class A	Class B

Balances at December 31, 2014	$168	$24	$141,248	$(13,101)	$40,865	$169,204
Net income	-	-	-	-	21,228	21,228

Other comprehensive income	-	-	-	3,712	-	3,712

Exercise of stock options	1	-	1,091	-	-	1,092

Stock-based employee compensation expense	1	-	599	-	-	600

Issuance of restricted shares	-	-	(1,586)	-	-	(1,586)

Income tax benefit arising from restricted share vesting and option exercise	-	-	1,757	-	-	1,757

Balances at June 30, 2015	$170	$24	$143,109	$(9,389)	$62,093	$196,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(In thousands)

	Six months ended June 30, (unaudited)
	2015	2014
Cash flows from operating activities:
Net income	$21,228	$2,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	91	426
Deferred (reversal) gain on sales to equity method investee	75	(72)
Depreciation and amortization	28,973	24,970
Amortization of deferred financing fees	139	123
Deferred income tax benefit	1,815	3,028
Casualty premium credit	(3,600)	-
Income tax benefit arising from restricted share vesting	(1,757)	(145)
Unrealized gain on ineffective portion of fuel hedges	(969)	(20)
Return of cash collateral on fuel hedge	5,000	-
Stock-based compensation expense	800	253
Equity in income of affiliate	(2,720)	(1,650)
Gain on disposition of property and equipment	(297)	(579)
Changes in operating assets and liabilities:
Receivables and advances	16,557	(3,122)
Prepaid expenses and other assets	(1,841)	(933)
Inventory and supplies	86	10
Insurance and claims accrual	(483)	234
Accounts payable and accrued expenses	(6,188)	191
Net cash flows provided by operating activities	56,909	25,120

Cash flows from investing activities:
Acquisition of property and equipment	(37,131)	(59,417)
Return on investment in affiliated company	-	307
Proceeds from disposition of property and equipment	21,620	48,540
Net cash flows used in investing activities	(15,511)	(10,570)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	(422)
Proceeds from issuance of notes payable	5,098	36,063
Proceeds from the exercise of stock options	1,092	-
Income tax benefit arising from restricted share vesting	1,757	145
Repayments of notes payable	(44,262)	(48,385)
Repayments of capital lease obligations	(857)	(1,468)
Proceeds under revolving credit facility, net	-	9,813
Payment of minimum tax withholdings on stock compensation	(1,786)	(174)
Debt refinancing costs	-	(34)
Net cash used in financing activities	(38,958)	(4,462)

Net change in cash and cash equivalents	2,440	10,088

Cash and cash equivalents at beginning of period	21,330	9,263

Cash and cash equivalents at end of period	$23,770	$19,351

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2014, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share includes all unexercised options and unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the three and six months ended June 30, 2015 and 2014, respectively.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$11,001	$3,780	$21,228	$2,406
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,261	14,930	18,204	14,922
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	151	249	149	254
Equivalent shares issuable upon conversion of unvested employee stock options	1	-	8	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,413	15,179	18,361	15,176

Basic income per share:	$0.60	$0.25	$1.17	$0.16
Diluted income per share:	$0.60	$0.25	$1.16	$0.16

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total Revenues:
Truckload	$162,800	$160,338	$320,048	$310,593
Other	12,651	13,316	22,618	24,018

Total	$175,451	$173,654	$342,666	$334,611

Operating Income:
Truckload	$16,749	$12,065	$30,879	$12,515
Other	580	565	917	1,106
Unallocated Corporate Overhead	1,445	(3,574)	(2,980)	(4,211)

Total	$18,774	$9,056	$28,816	$9,410

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

Our liability recorded for uncertain tax positions as of June 30, 2015 increased approximately $1.6 million since December 31, 2014 primarily related to a reserve on a new tax position taken in the first quarter of 2015.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at June 30, 2015, for $1.0 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.                      Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  The fair value of the hedge derivative asset was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative assets	June 30, 2015 (1)	December 31, 2014 (1)
Fair Value of Derivatives	$(15,725)	$(22,720)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(15,725)	$(22,720)
Significant Unobservable Inputs (Level 3)	-	-

(1)	Excludes cash collateral of $5.0 million provided by the Company to the counterparty at December 31, 2014. No cash collateral was provided by the Company to the counterparty at June 30, 2015.

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $14.9 million of factoring receivables at June 30, 2015, net of a $0.2 million allowance for bad debts.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At June 30, 2015, the retained amounts related to factored receivables totaled $0.3 million and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at June 30, 2015, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our Credit Facility approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty, which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Note 6.                      Derivative Instruments

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market, so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, for the three and six months ended June 30, 2015, we recognized approximately $0.5 million and $0.9 million reductions, respectively, of fuel expense to mark the related liability to market as well as settlement for the related contracts. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

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

At June 30, 2015, we had fuel hedge contracts on 6.3 million gallons for the remainder of 2015, or 23.0% of our projected remaining 2015 fuel requirements, 12.1 million gallons for 2016, or approximately 21.9% of our projected 2016 fuel requirements, 9.1 million gallons for 2017, or approximately 16.4% of our projected 2017 fuel requirements, and 1.5 million gallons for 2018 or approximately 2.7% of our projected 2018 fuel requirements.

The fair value of the contracts that were in effect at June 30, 2015, of approximately $15.7 million, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive income, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices.  For example, during the second quarter in 2015, market "spot" prices for ULSD peaked at a high of approximately $1.98 per gallon and hit a low price of approximately $1.62 per gallon.  During the same 2014 quarter, market "spot" prices ranged from a high of $3.01 per gallon to a low of $2.82 per gallon.  Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $3.1 million and $6.5 million were reclassified from accumulated other comprehensive income into our results of operations as additional  fuel expense for the three and six months ended June 30, 2015, related to losses on contracts that expired.  In addition to the $3.1 million and $6.5 million reclassified from accumulated other comprehensive income for the quarter and year ended June 30, 2015, which related to losses on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.5 million and $0.9 million, respectively, were recorded as favorable adjustments to fuel expense, related to contracts for which the hedging relationship was no longer deemed to be effective on a prospective basis for the same periods.

Based on the amounts in accumulated other comprehensive income as of June 30, 2015, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $6.8 million, net of tax on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2015, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We do not expect any of the counterparties to fail to meet their obligations.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To manage credit risk, we review each counterparty's audited financial statements, credit ratings, and/or obtain references as we deem necessary.

If our fuel derivative instruments are in a net liability position with the counterparty and cash collateral is required, the cash collateral amounts provided are netted against the fair value of current outstanding derivative instruments. No cash collateral deposits were required by us at June 30, 2015, and at December 31, 2014, $5.0 million in cash collateral was provided by us in connection with our outstanding fuel derivative instruments.

Note 7.                      Debt

Current and long-term debt consisted of the following at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015		December 31, 2014
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.7% at June 30, 2015 and December 31, 2014 due in monthly installments with final maturities at various dates ranging from July 2015 to January 2022, secured by related revenue equipment	23,370	121,130	27,550	155,832
Real estate note; interest rate of 2.5% at June 30, 2015 and December 31, 2014, due in monthly installments with fixed maturity at December 2018, secured by related real estate	152	3,538	166	3,608
Other note payable, interest rate of 3.0% at December 31, 2014	-	-	108	91
Total debt	23,522	124,669	27,824	159,531
Principal portion of capital lease obligations, secured by related revenue equipment	1,737	13,702	1,606	13,372
Total debt and capital lease obligations	$25,260	$138,370	$29,430	$172,903

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

In January 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below, (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount, (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million, (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, and (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and, (xii) removed certain restrictions relating to the purchase of up to the remaining 51% equity interest in Transport Enterprise Leasing, LLC ("TEL"), provided that certain conditions are met.  In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of June 30, 2015 and December 31, 2014, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had no borrowings outstanding under the Credit Facility as of June 30, 2015, undrawn letters of credit outstanding of approximately $33.4 million, and available borrowing capacity of $50.0 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2015 terminate in July 2015 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2015 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $136.1 million are cross-defaulted with the Credit Facility. Additionally, a portion of the abovementioned fuel hedge contracts totaling $11.2 million at June 30, 2015, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2015, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At June 30, 2015, 726,353 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after June 30, 2023.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, is stock-based compensation expense of approximately $0.6 million and $0.2 million respectively. All stock compensation expense recorded in 2014 and 2015 relates to restricted shares given no options were granted during these periods.  Associated with stock compensation expense was a $1.8 million income tax benefit at June 30, 2015 related to the exercise of stock options and restricted share vesting, resulting in related changes in taxable income and offsetting changes to additional paid in capital. An additional $0.2 million and $0.1 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively, as it relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to forfeit receipt of 57,965 of shares of Class A common stock at a weighted average per share price of $30.81 based on the closing price of our Class A common stock on the dates the shares vested in 2015, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.8 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

During the second quarter of 2015, certain employees exercised 24,000 stock options, which provided for approximately $0.3 million of proceeds.

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

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. During the six-month period ended June 30, 2015, we sold tractors and trailers to TEL totaling $5.8 million and received $0.6 million for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized net deferred gains of $0.1 million representing 49% of the gains on the units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  The deferred gains, totaling $0.9 million at June 30, 2015, are being carried as a reduction in our investment in TEL.  At June 30, 2015 and December 31, 2014, we had a receivable from TEL for $2.3 million and $2.2 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2015 net income, or $2.7 million. Our investment in TEL, totaling $14.8 million and $12.2 million, at June 30, 2015 and December 31, 2014, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.  Our investment in TEL is comprised of the $1.5 million cash investment noted above and our equity in TEL’s earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings and the abovementioned gains on sales of equipment to TEL.

See TEL’s summarized financial information below:

(in thousands)	As of June 30, 2015	As of December 31, 2014
Current Assets	$13,515	$14,525
Non-current Assets	83,119	64,731
Current Liabilities	5,429	16,733
Non-current Liabilities	68,841	45,687
Total Equity	$22,364	$16,836

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Revenue	$34,386	$23,242	$63,415	$40,889
Operating Expenses	30,850	20,956	56,403	36,493
Operating Income	3,536	2,286	7,012	4,396
Net Income	$2,750	$1,766	$5,527	$3,427

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

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against our Southern Refrigerated Transport, Inc. subsidiary ("SRT") relating to a cargo claim incurred in 2008.  The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014.  The appeal has been fully briefed by the parties and oral arguments are scheduled to begin on August 6, 2015.  As a result of this decision and pending final outcome of the appeal, we increased the reserve for this claim by approximately $7.5 million to approximately $8.1 million during the third quarter of 2014.

Effective April 2015, we entered into a new auto liability policy with a three-year term. The policy retains the first $1.0 million per occurrence limit for the primary layer of our auto liability program, and expands excess coverage to $20.0 million.  Additionally, effective April 2015, we commuted two liability policies for the period from April 1, 2013 through September 30, 2014, such that we are now responsible for any claim that occurred during that period up to $20.0 million, should such a claim develop. We recorded a $3.6 million reduction in insurance and claims expense in the second quarter of 2015 related to the commutation.  The insurer did not remit the premium refund directly to the Company, but rather applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2015. As a result of the commutation and the Company’s improved safety statistics over the prior policy, the Company received favorable premium pricing for the upcoming three year policy period, which we expect will reduce the fixed portion of insurance expense going forward.

We had $33.4 million and $34.3 million of outstanding and undrawn letters of credit as of June 30, 2015 and December 31, 2014, respectively.  The letters of credit are maintained primarily to support our insurance programs.

Note 11.                       Accumulated Other Comprehensive Income ("AOCI")

AOCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended June 30, 2015	Amount Reclassified from AOCI for the six months ended June 30, 2015	Affected Line Item in the Statement of Operations
Gains on cash flow hedges
Commodity derivative contracts	$3,066	$6,470	Fuel expense
	(1,174)	(2,478)	Income tax benefit
	$1,892	$3,992	Net of tax

Note 12. Subsequent Events

On July 23, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the purchase of up to $5.0 million of the Company's Class A common stock from time-to-time based upon market conditions and other factors. The stock may be repurchased on the open market or in privately negotiated transactions. The repurchased shares will be held as treasury stock and may be used for general corporate purposes as the Board may determine.  We have completed the repurchase program.

On July 30, 2015, we entered into a purchase agreement involving our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee. The Company plans to finance the purchase with a third party lender and enter into an interest rate swap to fix the related interest rate.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected cash flows, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, expected driver compensation and other future expenses, future utilization of independent contractors, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fleet size and management, the market value of equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees), the anticipated impact of our investment in Transport Enterprise Leasing, Inc. ("TEL"), the anticipated impact of existing and future industry regulation, future purchases under our recently authorized stock repurchase program and anticipated levels of and fluctuations relating to insurance and claims expense, including with respect to the September 2014 adverse judgment relating to a 2008 cargo claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The second quarter of 2015 marked the best second quarter in our history.  While the driver market remains tight and the pace of domestic economic growth remains uncertain, we believe the trucking economy’s freight demand and capacity remain closely in balance.  The operating ratio for our asset-based or "Truckload" segment improved approximately 620 basis points from the year ago quarter to 87.0%. The main positives in the second quarter were 1) significant improvement in the operating profitability at each of our three asset-based subsidiaries, 2) a 5.0% increase in average freight revenue per loaded mile and a 1.2% increase in average miles per tractor versus the same quarter of 2014, 3) a year-over-year increase in our professional driver employee headcount, 4) decreased operating costs on a per mile basis, and 5) a decrease in our total indebtedness. Additionally, we recorded a favorable $3.6 million return of previously expensed insurance premiums for the commutation of our primary auto liability policy for the period of April 1, 2013 through September 2014, as well as $0.3 million of reduced insurance premium expensed in the second quarter of 2015 related to the cancel and rewrite of that same policy that extends its coverage through March 31, 2018. The main negative in the quarter was our increased net fuel cost partially related to lower fuel surcharge recovery resulting from the lagging impact of increasing national fuel costs as the quarter progressed and unfavorable fuel hedge position, as well as a $0.9 million fuel tax credit occurring in the prior year quarter but not the 2015 quarter.

Additional items of note for the second quarter of 2015 include the following:

●
Total revenue of $175.5 million, an increase of 1.0% compared with the second quarter of 2014 and freight revenue of $152.1 million (which excludes revenue from fuel surcharges), an increase of 10.6% compared with the second quarter of 2014;

●	Operating income of $18.8 million and an operating ratio of 87.7%, compared with operating income of $9.1 million and an operating ratio of 93.4% in the second quarter of 2014;

●
Net income of $11.0 million, or $0.60 per diluted share, compared with net income of $3.8 million, or $0.25 per diluted share, in the second quarter of 2014, on a 21.3% increase in weighted average diluted shares resulting primarily from our public offering of 3,036,000 common shares completed in November 2014;

●
Net income for the 2015 quarter includes a credit of $3.6 million pretax (or $0.12 per diluted share) of previously expensed casualty insurance premium from our commutation of the April 1, 2013 through September 30, 2014 policy period of our primary auto liability insurance policy;

●	With available borrowing capacity of $50.0 million under our Credit Facility as of June 30, 2015, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Covenant Transport Solutions, Inc.’s ("Solutions") total revenue decreased by 5.0% to $12.7 million, compared to $13.3 million for the second quarter of 2014, and Solutions’ operating income remained even compared to the 2014 quarter at $0.6 million;

●	Our equity investment in TEL provided $1.3 million of pre-tax earnings compared to $0.9 million in the second quarter of 2014;

●	Since December 31, 2014, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations has decreased by $45.7 million to $180.9 million; and

●	Stockholders’ equity at June 30, 2015, was $196.0 million and our tangible book value was $195.8 million, or $10.72 per basic share.

While the industry's driver shortage continues to be its most significant challenge, we are encouraged that our focus on improving our drivers' employment experience and keeping our trucks seated is providing results. While our fleet experienced a small reduction in the second quarter of 2015 of approximately 24 trucks from our March 31, 2015, reported fleet size, our fleet of team-driven trucks averaged 951 teams in the second quarter of 2015, a 2.5% sequential increase over an average of 928 teams in the first quarter of 2015.  Therefore, we actually increased our number of professional drivers by approximately 20 during the second quarter of 2015.  We expect continuing to maintain our drivers' employment experience and keep our tractors seated to be at the forefront of every initiative we implement and decision we make.

Based on early and ongoing discussions with our customers with accelerated shipping needs during the peak shipping season, we are feeling more confident regarding our volume and truck utilization projections for the second half of 2015. We are continuing to experience year-over-year rate per mile increases, as we experienced a 5.4% increase in the first half of 2015 compared to the first half of 2014, even with a 6.9% year-over-year increase in our average length of haul.  However, third and fourth quarter pricing still remains a challenge when compared to the year ago period, in part due to the strength of the second half of 2014 rate per mile increases that we achieved. We now expect year-over-year rate per loaded mile increases of between 3% and 5% for the second half of 2015.  Tractor utilization for the third quarter of 2015 is expected to be approximately equal to that of the second quarter of 2015, which is consistent with historical trends.  While diesel fuel prices are trending lower than those of 2014, we do not expect this trend to affect us to the same extent that it may affect some of our peers, as approximately 23.0% of our expected remaining 2015 fuel needs have been hedged at fixed prices that were set prior to the decline in market fuel prices.

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

We have one reportable segment, our asset-based truckload services, which we refer to as Truckload.

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc., our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc., ("SRT"), which provides primarily long-haul, regional, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

In addition, our Solutions subsidiary has service offerings ancillary to our Truckload operations, including freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide and accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds.

Revenue Equipment

At June 30, 2015, we operated 2,698 tractors and 6,667 trailers. Of such tractors, 2,327 were owned, 150 were financed under operating leases, and 221 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 3,419 were owned, 2,576 were financed under operating leases, and 672 were financed under capital leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2015, our fleet had an average tractor age of 1.8 years and an average trailer age of 5.3 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2015 TO THREE AND SIX MONTHS ENDED JUNE 30, 2014

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Freight revenue	$152,146	$137,588	$295,480	$263,833
Fuel surcharge revenue	23,305	36,066	47,186	70,778
Total revenue	$175,451	$173,654	$342,666	$334,611

For the quarter ended June 30, 2015, total revenue increased $1.8 million, or 1.0%, to $175.5 million from $173.7 million in the 2014 quarter.  Freight revenue increased $14.6 million, or 10.6%, to $152.1 million for the quarter ended June 30, 2015, from $137.6 million in the 2014 quarter, while fuel surcharge revenue decreased $12.8 million quarter-over-quarter. The increase in freight revenue resulted from a $15.2 million increase in freight revenues from our Truckload segment, partially offset by a $0.6 million decrease in revenues from Solutions.

The $15.2 million increase in Truckload freight revenue relates to a 6.1% increase in average freight revenue per tractor per week, a 5.0% increase in our average tractor fleet, and a $1.2 million increase in freight revenue from our refrigerated intermodal service offering from the 2014 quarter.  The increase in average freight revenue per tractor per week for the quarter ended June 30, 2015 is the result of a 4.8% increase, or 7.5 cents per mile, in average rate per total mile as well as a 1.2% increase in average miles per unit when compared to the same quarter in 2014. Additionally, team driven units increased approximately 18.9% to an average of 951 for the second quarter of 2015 compared to an average of 800 teams during the same 2014 quarter.

For the six-month period ended June 30, 2015, total revenue increased $8.1 million, or 2.4%, to $342.7 million from $334.6 million in the 2014 period.  Freight revenue increased $31.6 million, or 12.0%, to $295.5 million for the six months ended June 30, 2015, from $263.8 million in the 2014 period, while fuel surcharge revenue decreased $23.6 million period-over-period. The increase in freight revenue resulted from a $33.0 million increase in freight revenues from our Truckload segment partially offset by a $1.4 million decrease in revenue from Solutions.

The $33.0 million increase in Truckload freight revenue relates to a 9.0% increase in average freight revenue per tractor per week, a 3.5% increase in our average tractor fleet, and a $2.5 million increase in freight revenue from our refrigerated intermodal service offering compared to the same 2014 period.  The increase in average freight revenue per tractor per week for the six-month period ended June 30, 2015 is the result of a 5.3% increase, or 8.1 cents per mile, in average rate per total mile, as well as a 3.5% increase in average miles per unit when compared to the same period in 2014. Additionally, team driven units increased approximately 18.1% to an average of 940 for the six-month period ended June 30, 2015 compared to an average of 796 teams during the same 2014 period.

Solutions' revenue declined $0.6 million quarter-over-quarter and $1.4 million year-over-year, as a result of discontinuation of an underperforming location in June of 2014, partially offset by improved coordination with our Truckload segment operations and new customers added during the latter portion of 2014.

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

Salaries, wages, and related expenses

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Salaries, wages, and related expenses	$59,131	$56,141	$117,384	$109,015
% of total revenue	33.7%	32.3%	34.3%	32.6%
% of freight revenue	38.9%	40.8%	39.7%	41.3%

Salaries, wages, and related expenses increased approximately $3.0 million, or 5.3%, for the three months ended June 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, salaries, wages, and related expenses increased to 33.7% of total revenue for the three months ended June 30, 2015, from 32.3% in the same quarter in 2014.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 38.9% of freight revenue for the three months ended June 30, 2015, from 40.8% in the same quarter in 2014.

For the six months ended June 30, 2015 salaries, wages, and related expenses increased approximately $8.4 million, or 7.7%, compared with the same period in 2014.  As a percentage of total revenue, salaries, wages, and related expenses increased to 34.3% for the six months ended June 30, 2015 from 32.6% of total revenue for the six months ended June 30, 2015 and 2014.  As a percentage of freight revenue, salaries, wages, and related expenses declined to 39.7% of freight revenue for the six months ended June 30, 2015, from 41.3% in the same period in 2014.

These changes for quarter and six-month period ended June 30, 2015 are primarily due to a higher percentage of our fleet comprised of team-driven tractors, driver and nondriver employee pay increases since the second quarter of 2014, and higher group health costs, partially offset by lower workers' compensation expense.

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

Fuel expense

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total fuel expense	$32,511	$41,915	$64,405	$85,091
% of total revenue	18.5%	24.1%	18.8%	25.4%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra low sulfur diesel prices as measured by the DOE averaged approximately $1.09 per gallon and $1.07 per gallon lower, respectively, for the quarter and six-month period ended June 30, 2015 compared with the same 2014 quarter and period.

Additionally, $3.1 million and $6.5 million, respectively, were reclassified from accumulated other comprehensive income into our results of operations as additional fuel expense for the three and six months ended June 30, 2015, related to losses on contracts that expired.  In addition to the amounts reclassified from accumulated other comprehensive income for the quarter and six-month period ended June 30, 2015, which related to losses on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.5 million and $0.9 million, respectively, were recorded as favorable adjustments to fuel expense, related to contracts for which the hedging relationship was no longer deemed to be effective on a prospective basis for the same quarter and period.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total fuel surcharge	$23,305	$35,976	$47,186	$70,778
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,411	2,781	3,422	5,598
Company fuel surcharge revenue	$21,894	$33,195	$43,764	$65,180
Total fuel expense	$32,511	$41,915	$64,405	$85,091
Less: Company fuel surcharge revenue	21,894	33,195	43,764	65,180
Net fuel expense	$10,617	$8,720	$20,641	$19,911
% of freight revenue	7.0%	6.3%	7.0%	7.5%

Total fuel expense decreased approximately $9.4 million, or 22.4%, for the three months ended June 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, total fuel expense decreased to 18.5% of total revenue for the three months ended June 30, 2015, from 24.1% in the same quarter in 2014. As a percentage of freight revenue, total fuel expense decreased to 21.4% of freight revenue for the three months ended June 30, 2015, from 30.4% in the same quarter in 2014.

For the six months ended June 30, 2015, total fuel expense decreased approximately $20.7 million, or 24.3%, compared with the same period in 2014.  As a percentage of total revenue, total fuel expense decreased to 18.8% of total revenue for the six months ended June 30, 2015, from 25.4% in the 2014 period.  As a percentage of freight revenue, total fuel expense decreased to 21.8% of freight revenue for the six months ended June 30, 2015, from 32.3% in the 2014 period.

These decreases for the quarter and six-month period ended June 30, 2015 are primarily due to an increase in our average fuel miles per gallon during 2015 as a result of purchasing equipment with more fuel-efficient engines and improved fuel pricing, partially offset by net losses from fuel hedging transactions of $2.6 million and $5.6 million, respectively, in the 2015 quarter and period compared to gains of $0.3 million and $0.6 million, respectively, in the 2014 quarter and period, as well as an approximately $0.9 million fuel tax credit taken during the second quarter of 2014 related to amended fuel tax returns for fiscal years 2010 – 2013.

Net fuel expense increased $1.9 million, or 21.8%, and $0.7 million, or 3.7%, respectively, for the quarter and six months ended June 30, 2015, as compared to the same 2014 quarter and period.  As a percentage of freight revenue, net fuel expense increased to 7.0% and decreased to 7.0%, respectively, for the quarter and six months ended June 30, 2015, as compared to the same 2014 quarter and period.  These changes are primarily the result of improved miles per gallon due to new engine technology partially offset by lower fuel surcharge recovery, in each case, net of gains and losses on fuel hedging contracts as well as a $0.9 million tax credit taken during the second quarter of 2014..

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.  We have focused our efforts on increasing our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units.  If these efforts are successful, they could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense.  Additionally, in recent months petroleum based markets have experienced rapid declines such that current pricing has reached four-year lows and, at current prices, we would experience fuel hedging losses over the next four quarters.  The amount of these losses would vary depending on market fuel prices.  As such, there has been significant volatility in our net fuel expense, and we would expect such volatility to continue if these market conditions persist

Operations and maintenance

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operations and maintenance	$12,140	$11,533	$22,937	$23,564
% of total revenue	6.9%	6.6%	6.7%	7.0%
% of freight revenue	8.0%	8.4%	7.8%	8.9%

Operations and maintenance increased approximately $0.6 million, or 5.3%, for the three months ended June 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, operations and maintenance increased to 6.9% of total revenue for the three months ended June 30, 2015, from 6.6% in the same quarter in 2014.  As a percentage of freight revenue, operations and maintenance decreased to 8.0% of freight revenue for the three months ended June 30, 2015, from 8.4% in the same quarter in 2014.

For the six months ended June 30, 2015, operations and maintenance decreased approximately $0.6 million, or 2.7%, compared with the same period in 2014.  As a percentage of total revenue, operations and maintenance decreased to 6.7% of total revenue for the six months ended June 30, 2015, from 7.0% in the same period in 2014.  As a percentage of freight revenue, operations and maintenance decreased to 7.8% of freight revenue for the six months ended June 30, 2015, from 8.9% in the same period in 2014. These decreases were primarily the result of reduced vehicle maintenance expense related to removing higher maintenance units from the fleet.

Going forward, we believe this category will fluctuate based on several factors including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue equipment rentals and purchased transportation	$25,957	$27,612	$49,166	$52,946
% of total revenue	14.8%	15.9%	14.3%	15.8%
% of freight revenue	17.1%	20.1%	16.6%	20.1%

Revenue equipment rentals and purchased transportation decreased approximately $1.7 million, or 6.0%, for the three months ended June 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, revenue equipment rentals and purchased transportation decreased to 14.8% of total revenue for the three months ended June 30, 2015, from 15.9% in the same quarter in 2014.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 17.1% of freight revenue for the three months ended June 30, 2015, from 20.1% in the same quarter in 2014.

For the six months ended June 30, 2015, revenue equipment rentals and purchased transportation decreased approximately $3.8 million, or 7.1%, compared with the same period in 2014.  As a percentage of total revenue, revenue equipment rentals and purchased transportation decreased to 14.3% of total revenue for the six months ended June 30, 2015, from 15.8% in the same period in 2014.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 16.6% of freight revenue for the six months ended June 30, 2015, from 20.1% in the same period in 2014.

These decreases for the three and six months ended June 30, 2015 were primarily the result of a reduction in operating leases in favor of owned equipment, partially offset by increased costs related to the growth of our refrigerated intermodal service offering.

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

Operating taxes and licenses

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating taxes and licenses	$2,622	$2,562	$5,283	$5,308
% of total revenue	1.5%	1.5%	1.5%	1.6%
% of freight revenue	1.7%	1.9%	1.8%	2.0%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Insurance and claims	$4,276	$7,578	$15,045	$13,684
% of total revenue	2.4%	4.4%	4.4%	4.1%
% of freight revenue	2.8%	5.5%	5.1%	5.2%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims decreased approximately $3.3 million, or 43.6%, for the three months ended June 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, insurance and claims decreased to 2.4% of total revenue for the three months ended June 30, 2015, from 4.4% in the same quarter of 2014.  As a percentage of freight revenue, insurance and claims decreased to 2.8% of freight revenue for the three months ended June 30, 2015, from 5.5% in the same quarter in 2014.  Insurance and claims per mile cost decreased to 5.0 cents per mile in the second quarter of 2015 from 9.5 cents per mile in the second quarter of 2014, which primarily related to a $3.6 million credit of previously expensed premium from our commutation of two auto liability policies for the period from April 1, 2013 through September 30, 2014.  As a result of the commutation, we are now responsible for any occurrence that occurred during that period up to $20.0 million, should such a claim develop.  As a result of the commutation and our improved safety statistics over the prior policy, we received favorable premium pricing for the upcoming three year policy period, which we expect to reduce the fixed portion of insurance expense going forward.

For the six months ended June 30, 2015, insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims increased approximately $1.4 million, or 9.9%, compared with the same period in 2014.  As a percentage of total revenue, insurance and claims increased to 4.4% of total revenue for the six months ended June 30, 2015, from 4.1% in the same period in 2014.  As a percentage of freight revenue, insurance and claims decreased slightly to 5.1% of freight revenue for the six months ended June 30, 2015, from 5.2% in the same period in 2014.  Insurance and claims per mile cost increased to 9.0 cents per mile in the six months ended June 30, 2015 from 8.7 cents per mile in the same 2014 period.  These changes primarily related to greater severity of claims for accidents incurred during the first quarter of 2015 and an increase in the loss development factors partially offset by the $3.6 million auto liability commutation credit noted above.

With our significant self-insured retention (including the abovementioned increased self-insured retention resulting from our policy commutations), insurance and claims expense may fluctuate significantly from period-to-period, and any increase in frequency or severity of claims could adversely affect our financial condition and results of operations.  We are in the process of appealing the judgment on the previously disclosed 2008 cargo claim.  The matter has been fully briefed by the parties and oral arguments began on August 6, 2015. A successful appeal or mediation could significantly reduce insurance and claims expense in the period when the appeal is resolved.  On the other hand, if we are not successful in such an appeal or mediation, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest.

Communications and utilities

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Communications and utilities	$1,493	$1,427	$3,020	$2,864
% of total revenue	0.9%	0.8%	0.9%	0.9%
% of freight revenue	1.0%	1.0%	1.0%	1.1%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
General supplies and expenses	$4,252	$4,529	$7,933	$8,338
% of total revenue	2.4%	2.6%	2.3%	2.5%
% of freight revenue	2.8%	3.3%	2.7%	3.2%

General supplies and expenses decreased approximately $0.3 million, or 6.1%, for the three months ended June 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, general supplies and expenses decreased to 2.4% of total revenue for the three months ended June 30, 2015, from 2.6% in the same quarter in 2014.  As a percentage of freight revenue, general supplies and expenses decreased to 2.8% of freight revenue for the three months ended June 30, 2015, from 3.3% in the same quarter in 2014.

For the six months ended June 30, 2015, general supplies and expenses decreased approximately $0.4 million, or 4.9%, compared with the same period in 2014.  As a percentage of total revenue, general supplies and expenses decreased to 2.3% of total revenue for the six months ended June 30, 2015, from 2.5% in the same period in 2014.  As a percentage of freight revenue, general supplies and expenses decreased to 2.7% of freight revenue for the six months ended June 30, 2015, from 3.2% in the same period in 2014.

Depreciation and amortization

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Depreciation and amortization	$14,295	$11,301	$28,677	$24,391
% of total revenue	8.1%	6.5%	8.4%	7.3%
% of freight revenue	9.4%	8.2%	9.7%	9.2%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets. Depreciation and amortization increased approximately $3.0 million, or 26.5%, for the three months ended June 30, 2015, compared with the same quarter in 2014. As a percentage of total revenue, depreciation and amortization increased to 8.1% of total revenue for the three months ended June 30, 2015, from 6.5% in the same quarter in 2014.  As a percentage of freight revenue, depreciation and amortization increased to 9.4% of freight revenue for the three months ended June 30, 2015, from 8.2% in the same quarter in 2014.

For the six months ended June 30, 2015, depreciation and amortization increased approximately $4.3 million, or 17.6%, compared with the same period in 2014. As a percentage of total revenue, depreciation and amortization increased to 8.4% of total revenue for the six months ended June 30, 2015, from 7.3% in the same period in 2014.  As a percentage of freight revenue, depreciation and amortization increased to 9.7% of freight revenue for the six months ended June 30, 2015, from 9.2% in the same period in 2014.

Excluding gains and losses, depreciation increased $2.1 million and $4.0 million, respectively, for the quarter and six-month period ended June 30, 2015, primarily as a result of the addition of new equipment and more owned units in the 2015 quarter and period than the 2014 quarter and period. Gains on the sale of property and equipment decreased $0.9 million and $0.3 million, respectively, in the quarter and six-month period ended June 30, 2015 than the same 2014 quarter and period, primarily due to the number, type, and mileage of the units sold.  We expect to see an increase in depreciation and amortization going forward as a result of our expected increase in acquisition of revenue equipment through purchases and capital leases rather than operating leases and as a result of our purchase of our corporate headquarters, entered into on July 30, 2015.

Other expense, net

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Other expense, net	$1,717	$2,718	$3,920	$5,465
% of total revenue	1.0%	1.6%	1.4%	1.6%
% of freight revenue	1.1%	2.0%	1.3%	2.1%

Other expense, net consists primarily of interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net decreased approximately $1.0 million, or 36.8%, for the three months ended June 30, 2015, compared with the same quarter in 2014. As a percentage of total revenue, other expense, net decreased to 1.0% of total revenue for the three months ended June 30, 2015, from 1.6% in the same quarter in 2014.  As a percentage of freight revenue, other expense, net decreased to 1.1% of freight revenue for the three months ended June 30, 2015, from 2.0% in the same quarter in 2014.

For the six months ended June 30, 2015, other expense, net decreased approximately $1.5 million, or 28.3% compared with the same 2014 period. As a percentage of total revenue, other expense, net decreased to 1.4% of total revenue for the six months ended June 30, 2015, from 1.6% in the same 2014 period.  As a percentage of freight revenue, other expense, net decreased to 1.3% of freight revenue for the six months ended June 30, 2015, from 2.1% in the same 2014 period.

These decreases are primarily the result of the repayments of debt and capital leases from the proceeds of our late November 2014 follow-on stock offering.  Going forward this decrease could be partially offset by the incurrence of balance sheet debt as we expect to transition away from operating leases and towards equipment notes as a means of financing revenue equipment.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt (including capital leases) versus operating leases, as well as our ability to continue to generate profitable results and reduce our balance sheet leverage. Going forward, we expect this line item to increase related to the purchase of our corporate headquarters entered into on July 30, 2015.

Equity in income of affiliate

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Equity in income of affiliate	$1,335	$850	$2,720	$1,650

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and six months ended June 30, 2015. The increase in TEL’s contributions to our results is the result of their growth in both leasing and truck sales.  Given TEL’s growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to stabilize over the next twelve months (assuming we do not exercise our option to purchase the remaining 51% of TEL).  Additionally, should we exercise our option to purchase the remaining 51% of TEL, the consolidation of TEL’s results and balance sheet would provide for a significant fluctuation to our presentation and amounts reported. The extent of such a fluctuation could depend on a number of factors, including the exercise price, the amount of TEL’s debt upon exercise, how TEL is financing their fleet of tractors and trailers (which would impact depreciation, amortization, and revenue equipment rentals), and compensation and benefits at TEL.

Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income tax expense	$7,391	$3,408	$6,388	$3,189
% of total revenue	4.2%	2.0%	1.9%	1.0%
% of freight revenue	4.9%	2.5%	2.2%	1.2%

Income tax expense increased approximately $4.0 million, or 116.9%, for the three months ended June 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, income tax expense increased to 4.2% of total revenue for the three months ended June 30, 2015, from 2.0% in the same quarter in 2014.  As a percentage of freight revenue, income tax expense increased to 4.9% of freight revenue for the three months ended June 30, 2015, from 2.5% in the same quarter in 2014. These increases were primarily related to the $11.2 million increase in the pre-tax income in the 2015 quarter compared to the 2014 quarter, resulting from the improvements in operating income noted above and the increase in the contribution from TEL’s earnings.

For the six months ended June 30, 2015, income tax expense increased approximately $3.2 million, or 100.3%, compared with the same period in 2014.  As a percentage of total revenue, income tax expense increased to 1.9% of total revenue for the six months ended June 30, 2015, from 1.0% in the same period in 2014.  As a percentage of freight revenue, income tax expense increased to 2.2% of freight revenue for the six months ended June 30, 2015, from 1.2% in the same period in 2014. These increases were primarily related to the $22.0 million increase in the pre-tax income in the 2015 period compared to the 2014 period, resulting from the improvements in operating income noted above and the increase in the contribution from TEL’s earnings partially offset by a one time tax credit of approximately $4.7 million taken during the first quarter of 2015.

The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2015 TO THREE AND SIX MONTHS ENDED JUNE 30, 2014

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total Revenues:
Truckload	$162,800	$160,338	$320,048	$310,593
Other	12,651	13,316	22,618	24,018

Total	$175,451	$173,654	$342,666	$334,611

Operating Income:
Truckload	$16,749	$12,065	$30,879	$12,515
Other	580	565	917	1,106
Unallocated Corporate Overhead	1,445	(3,574)	(2,980)	(4,211)

Total	$18,774	$9,056	$28,816	$9,410

For the 2015 quarter Truckload total revenue increased $2.5 million due to a $15.2 million increase in freight revenue, partially offset by a $12.8 million decrease in fuel surcharge revenue. The increase in freight revenue is primarily the result of a 6.1% increase in average freight revenue per tractor per week, a 5.0% increase in our average tractor fleet, and a $1.2 million increase in freight revenue from our refrigerated intermodal service offering from the 2014 quarter.  The increase in average freight revenue per tractor per week for the quarter ended June 30, 2015 is the result of a 5.0% increase, or 8.6 cents per mile, in average rate per total mile, as well as a 1.2% increase in average miles per unit when compared to the same quarter in 2014. Additionally, team driven units increased approximately 18.9% to an average of 951 for the second quarter of 2015 compared to an average of 800 teams during the same 2014 quarter.

Our Truckload operating income was $4.7 million higher in the 2015 quarter than in the same 2014 quarter, due to the abovementioned increase in rates and utilization.  These improvements were partially offset by increased operating costs per mile, net of fuel surcharge revenue, due to increased net fuel costs, increased salaries, wages, and related expenses (which was primarily due to a higher percentage of our fleet comprised of team-driven tractors, driver and nondriver employee pay increases since the second quarter of 2014 partially offset by lower workers' compensation expense), and increased capital costs.

Other total revenue and operating income decreased $0.7 million and remained flat quarter-over-quarter, respectively, as a result of the discontinuation of an underperforming location in June of 2014, partially offset by improved coordination with our Truckload segment operations and new customers added during the latter portion of 2014 and the second quarter of 2015.

The change in unallocated corporate overhead for the three months ended June 30, 2015 is primarily related to the abovementioned $3.6 million credit of previously expensed premium from our commutation of two auto liability policies for the period from April 1, 2013 through September 30, 2014 and reduced workers’ compensation expense.

For the six months ended June 30, 2015 Truckload total revenue increased $9.5 million due to a $15.2 million increase in freight revenue, partially offset by a $12.8 million decrease in fuel surcharge revenue. The increase in freight revenue is primarily the result of 9.0% increase in average freight revenue per tractor per week, a 3.5% increase in our average tractor fleet, and a $2.5 million increase in freight revenue from our refrigerated intermodal service offering from the 2014 period.  The increase in average freight revenue per tractor per week for the six months ended June 30, 2015 is the result of a 5.3% increase, or 8.1 cents per mile, in average rate per total mile, as well as a 3.5% increase in average miles per unit when compared to the same period in 2014. Additionally, team driven units increased approximately 18.1% to an average of 940 for the first six months of 2015 compared to an average of 800 teams during the same 2014 period

Our Truckload operating income was $18.4 million higher in the six-month period ended June 30, 2015 compared to the same 2014 period, due to the abovementioned increase in rates and utilization.  Additionally, operating costs per mile, net of fuel surcharge revenue, decreased primarily due to reduced workers’ compensation expense and operations and maintenance expense partially offset by increased salaries, wages, and related expenses (which was primarily due to a higher percentage of our fleet comprised of team-driven tractors, driver and nondriver employee pay increases since the same 2014 period), and increased capital costs.

Other total revenue and operating income decreased $1.4 million and $0.2 million period-over-period, respectively, as a result of the discontinuation of an underperforming location in June of 2014, partially offset by improved coordination with our Truckload segment operations and new customers added during the latter portion of 2014 and the second quarter of 2015.

The change in unallocated corporate overhead for the six months ended June 30, 2015, includes the abovementioned $3.6 million return of previously expensed insurance premiums for the commutation of our primary auto liability policy for the period of April 1, 2013 through September 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at June 30, 2015, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had working capital (total current assets less total current liabilities) of $37.9 million and $52.7 million at June 30, 2015 and December 31, 2014, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2015, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  With a relatively young average fleet age at June 30, 2015, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. Given the current state of our revenue equipment fleet, the freight market, and the new and used equipment markets, we expect capital expenditures for 2015 to be between approximately $55.0 million and $65.0 million, which excludes the anticipated purchase of our headquarters. As of June 30, 2015, we had no outstanding borrowings under the Credit Facility, undrawn letters of credit outstanding of approximately $33.4 million, and available borrowing capacity of $50.0 million.  Our intra-period borrowings on the Credit Facility ranged from none to approximately $0.1 million during the first six months of 2015.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were higher in the six-month period ended June 30, 2015 than 2014 period, partially due to net income of $21.2 million in the 2015 period compared to net income of $2.4 million in the 2014 period, the return of $5.0 million which we previously provided to certain of our derivative counterparties related to the net liability position of certain of its fuel derivative instruments, depreciation and amortization increasing approximately $4.0 million in the 2015 period, primarily due to more expensive revenue equipment and an increase in the number of owned units. A portion of the net income fluctuation relates to a $3.6 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2015 associated with commuting two auto liability policies.  The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2015; however there was no corresponding cash flow effect. The cash flow effects will be realized over the next 36 months, when the portion of the premiums covered by the credit would have been due absent the credit.  The change in receivables and advances is the result of increased cash collected during the six months ended June 30, 2015 related to an improvement in our average receivable days outstanding to 33.2 days for the first six months of 2015 compared with 36.3 days for the same 2014 period. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing and amount of incentive compensation payments in the 2015 period compared to the 2014 period as well as timing of payments on our trade accounts in the 2015 period compared to the 2014 period.

The change in net cash flows used in investing activities was primarily the result of the trade cycle for our revenue equipment compared to the six months ended June 30, 2014.  During the same 2015 period, we took delivery of approximately 332 new company tractors and disposed of approximately 282 used tractors compared to the 2014 period in which dispositions significantly exceeded acquisitions.  In July 2015, we entered into an agreement to purchase our corporate headquarters, a maintenance facility, and certain of the surrounding property in Chattanooga, Tennessee. The property was formerly part of a sale leaseback transaction executed in April 2006 in a twenty-year lease agreement.  As a result of this transaction we expect net cash flows used in investing activities to increase as compared to the remaining 2014 period.

The change in net cash flows used in financing activities was primarily a function of net repayments of notes payable and the balance under our Credit Facility. These changes primarily relate to the trade cycle of our revenue equipment and cash flows from investing and operating activities discussed above.  Going forward, our cash flows may fluctuate depending on the resolution of the 2008 cargo claim, our investment in TEL, future stock repurchases, and the extent of future income tax obligations.

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

In January 2013, we entered into an eighth amendment, which was effective December 31, 2012, to the Credit Facility which, among other things, (i) increased the revolver commitment to $95.0 million, (ii) extended the maturity date from September 2014 to September 2017, (iii) eliminated the availability block of $15.0 million, (iv) improved pricing for revolving borrowings by amending the applicable margin as set forth below, (v) improved the unused line fee pricing to 0.375% per annum when availability is less than $50.0 million and 0.5% per annum when availability is at or over such amount, (vi) provided that the fixed charge coverage ratio covenant will be tested only during periods that commence when availability is less than or equal to the greater of 12.5% of the revolver commitment or $11.9 million, (vii) eliminated the consolidated leverage ratio covenant, (viii) reduced the level of availability below which cash dominion applies to the greater of 15% of the revolver commitment or $14.3 million, (ix) added deemed amortization of real estate and eligible revenue equipment included in the borrowing base to the calculation of fixed charge coverage ratio, (x) amended certain types of permitted debt to afford additional flexibility, and (xi) allowed for stock repurchases in an aggregate amount not exceeding $5.0 million and, (xii) removed certain restrictions relating to the purchase of up to the remaining 51% equity interest in Transport Enterprise Leasing, LLC ("TEL"), provided that certain conditions are met.  In exchange for these amendments, the Borrowers agreed to pay fees of $0.3 million. Based on availability as of June 30, 2015 and December 31, 2014, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had no borrowings outstanding under the Credit Facility as of June 30, 2015, undrawn letters of credit outstanding of approximately $33.4 million, and available borrowing capacity of $50.0 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2015 terminate in July 2015 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2015 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $136.1 million are cross-defaulted with the Credit Facility. Additionally, a portion of the abovementioned fuel hedge contracts totaling $11.2 million at June 30, 2015, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2015, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, and certain real estate.  At June 30, 2015, we had financed 150 tractors and 2,576 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the second quarter was $3.0 million and $5.8 million for the 2015 and 2014 quarters, respectively primarily due to repayments of debt and leases with proceeds from our follow on stock offering in late November 2014. The total present value amount of remaining payments under operating leases as of June 30, 2015, was approximately $41.1 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at June 30, 2015. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

On July 30, 2015, we entered into a purchase agreement involving our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee. The Company plans to finance the purchase with a third party lender and enter into an interest rate swap to fix the related interest rate.

Excluding the aforementioned purchase of the corporate headquarters facility, there were no material changes in our commitments or contractual liabilities for the three and six months ended June 30, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated.  There have been no material changes to our most critical accounting policies and estimates during the six months ended June 30, 2015, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2014 Annual Report on Form 10-K.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

We engage in activities that expose us to market risks, including the effects of changes in fuel prices.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets may have on operating results.  In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market, so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, for the three and six months ended June 30, 2015, we recognized approximately $0.5 million and $0.9 million reductions, respectively, of fuel expense to mark the related liability to market. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

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

At June 30, 2015, we had fuel hedge contracts on 6.3 million gallons for the remainder of 2015, or 23.0% of our projected remaining 2015 fuel requirements, 12.1 million gallons for 2016, or approximately 21.9% of our projected 2016 fuel requirements, 9.1 million gallons for 2017, or approximately 16.4% of our projected 2017 fuel requirements, and 1.5 million gallons for 2018 or approximately 2.7% of our projected 2018 fuel requirements.

The fair value of the contracts that were in effect at June 30, 2015, of approximately $15.7 million, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive income, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices.  For example, during the second quarter in 2015, market "spot" prices for ULSD peaked at a high of approximately $1.98 per gallon and hit a low price of approximately $1.62 per gallon.  During the same 2014 quarter, market "spot" prices ranged from a high of $3.01 per gallon to a low of $2.82 per gallon.  Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity,  the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $3.1 million and $6.5 million, respectively, were reclassified from accumulated other comprehensive income into our results of operations as additional fuel expense for the three and six months ended June 30, 2015, related to losses on contracts that expired.  In addition to the $3.1 million and $6.5 million reclassified from accumulated other comprehensive income for the quarter and six-month period ended June 30, 2015, which related to losses on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.5 million and $0.9 million, respectively, were recorded as favorable adjustments to fuel expense, related to contracts for which the hedging relationship was no longer deemed to be effective on a prospective basis for the same quarter and period.

Based on the amounts in accumulated other comprehensive income as of June 30, 2015, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $6.8 million, net of tax on derivative instruments from accumulated other comprehensive income into our results from operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2015, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We do not expect any of the counterparties to fail to meet their obligations.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To manage credit risk, we employ various procedures to confirm the creditworthiness of our hedge counterparties, including reviewing their audited financials, reviewing any applicable credit ratings, or obtaining references.

If our fuel derivative instruments are in a net liability position with the counterparty and cash collateral is required, the cash collateral amounts provided are netted against the fair value of current outstanding derivative instruments. No cash collateral deposits were required by us at June 30, 2015, and at December 31, 2014, $5.0 million was provided by us in connection with our outstanding fuel derivative instruments.

A one dollar increase or decrease in heating oil or diesel per gallon would have a de minimis impact to our net income due to our surcharge recovery and existing fuel hedge contracts.  This sensitivity analysis considers that we expect to purchase approximately 27.6 million gallons of diesel during the remainder of 2015, on which we recover approximately 80.2% of the cost (which was our fuel surcharge recovery rate during the six months ended June 30, 2015). Assuming our fuel surcharge recovery is consistent during the remainder of 2015, this leaves 5.5 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because the majority of our fuel hedge contracts were established prior to the recent decline in diesel fuel prices, we have not been able to realize the cost savings resulting from such decline to the same extent we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. In November and December of 2014, we paid off approximately $60.0 million in fixed-rate equipment debt and capital lease obligations with the proceeds of our November 2014 follow-on offering, which resulted in a corresponding decrease in interest rate risk with respect to such obligations. Of our total $163.6 million of debt and capital leases, we had $3.7 million of variable rate debt outstanding at June 30, 2015, including both our Credit Facility and a real estate note.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our June 30, 2015 level of borrowing, a 1% change in our applicable rate would change annual net income by a de minimis amount. Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense. As of June 30, 2015, we had no derivative financial instruments to reduce our exposure to interest rate fluctuations.

ITEM 4.                      CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

PART II                     OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against our Southern Refrigerated Transport, Inc. subsidiary ("SRT") relating to a cargo claim incurred in 2008.  The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014.  The appeal has been fully briefed by the parties and oral arguments are scheduled to begin on August 6, 2015.  As a result of this decision and pending the final outcome of the appeal, we increased the reserve for this claim by approximately $7.5 million to approximately $8.1 million during the third quarter of 2014.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended June 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1-30, 2015	705	$34.55	-	-
May 1-31, 2015	-	-	-	-
June 1-30, 2015	-	-	-	-
Total	705	$34.55	-	-

(1)
Includes 302 and 403 shares of Class A common stock withheld at average prices of $33.16 and $35.59 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: August 5, 2015	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer