Form 10-Q
period 2015-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2015-11-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 4, 2015).
Class A Common Stock, $.01 par value: 15,706,507 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2015 (unaudited)	December 31, 2014
Current assets:
Cash and cash equivalents	$14,022	$21,330
Accounts receivable, net of allowance of $1,613 in 2015 and $1,767 in 2014	74,286	95,943
Drivers' advances and other receivables, net of allowance of $1,009 in 2015 and $1,290 in 2014	5,885	5,770
Inventory and supplies	4,152	4,402
Prepaid expenses	9,852	9,028
Assets held for sale	5,949	4,268
Deferred income taxes	4,243	14,713
Income taxes receivable	-	1,309
Total current assets	118,389	156,763

Property and equipment, at cost	598,358	505,345
Less: accumulated depreciation and amortization	(141,507)	(122,854)
Net property and equipment	456,851	382,491

Other assets, net	20,097	14,763
Total assets	$595,337	$554,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	9,263	9,623
Accrued expenses	28,364	39,470
Current maturities of long-term debt	32,473	27,824
Current portion of capital lease obligations	4,144	1,606
Current portion of insurance and claims accrual	15,997	17,565
Other short-term liabilities	14,418	7,999
Total current liabilities	104,659	104,087

Long-term debt	188,964	159,531
Long-term portion of capital lease obligations	10,866	13,372
Insurance and claims accrual	21,142	23,173
Deferred income taxes	62,533	73,717
Other long-term liabilities	13,118	10,933
Total liabilities	401,282	384,813
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,922,879 shares issued and 15,706,507 shares outstanding as of September 30, 2015 and 15,746,609 shares outstanding as of December 31, 2014	170	168
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	143,445	141,248
Treasury stock at cost; 216,372 shares and no shares as of September 30, 2015 and December 31, 2014, respectively	(4,994)	-
Accumulated other comprehensive loss	(14,310)	(13,101)
Retained earnings	69,720	40,865
Total stockholders' equity	194,055	169,204
Total liabilities and stockholders' equity	$595,337	$554,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2015	2014	2015	2014
Revenue:
Freight revenue	$153,522	$141,917	$449,003	$405,750
Fuel surcharge revenue	19,990	35,664	67,175	106,442
Total revenue	$173,512	$177,581	$516,178	$512,192

Operating expenses:
Salaries, wages, and related expenses	60,241	57,636	177,624	166,651
Fuel expense	30,526	42,784	94,931	127,875
Operations and maintenance	12,728	11,934	35,666	35,498
Revenue equipment rentals and purchased transportation	27,548	25,871	76,714	78,818
Operating taxes and licenses	2,879	2,733	8,162	8,041
Insurance and claims	6,682	15,545	21,727	29,229
Communications and utilities	1,527	1,457	4,547	4,320
General supplies and expenses	2,060	3,950	9,993	12,289
Depreciation and amortization, including gains and losses on disposition of property and equipment	14,692	10,085	43,368	34,476
Total operating expenses	158,883	171,995	472,732	497,197
Operating income	14,629	5,586	43,446	14,995
Other (income) expenses:
Interest expense	2,041	2,635	5,962	8,108
Interest income	-	(1)	-	(10)
Other expenses, net	2,041	2,634	5,962	8,098
Equity in income of affiliate	1,000	880	3,720	2,530
Income before income taxes	13,588	3,832	41,204	9,427
Income tax expense	5,961	1,975	12,349	5,164
Net income	$7,627	$1,857	$28,855	$4,263

Income per share:
Basic net income per share	$0.42	$0.12	$1.59	$0.29
Diluted net income per share	$0.42	$0.12	$1.57	$0.28
Basic weighted average shares outstanding	18,119	14,959	18,175	14,935
Diluted weighted average shares outstanding	18,320	15,145	18,346	15,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2015	2014	2015	2014

Net income	$7,627	$1,857	$28,855	$4,263

Other comprehensive loss:

Unrealized loss on effective portion of cash flow hedges, net of tax of $4,700 and $4,874 in 2015 and $2,339 and $2,078 in 2014, respectively	(7,573)	(3,752)	(7,853)	(3,334)

Reclassification of cash flow hedge loss into statement of operations, net of tax of $1,647 and $4,124 in 2015 and $304 and $76 in 2014, respectively	2,652	487	6,644	122
Total other comprehensive loss	(4,921)	(3,265)	(1,209)	(3,212)

Comprehensive income (loss)	$2,706	$(1,408)	$27,646	$1,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited and in thousands)

	Common Stock		Additional		Accumulated Other		Total
	Class A	Class B	Paid-In Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Stockholders' Equity

Balances at December 31, 2014	$168	$24	$141,248	$-	$(13,101)	$40,865	$169,204
Net income	-	-	-	-	-	28,855	28,855

Other comprehensive loss	-	-	-	-	(1,209)	-	(1,209)

Share repurchase	-	-	-	(4,994)	-	-	(4,994)

Exercise of stock options	1	-	1,091	-	-	-	1,092

Stock-based employee compensation expense	1	-	935	-	-	-	936

Issuance of restricted shares	-	-	(1,586)	-	-	-	(1,586)

Income tax benefit arising from restricted share vesting and option exercise	-	-	1,757	-	-	-	1,757

Balances at September 30, 2015	$170	$24	$143,445	$(4,994)	$(14,310)	$69,720	$194,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands)

	Nine months ended September 30, (unaudited)
	2015	2014
Cash flows from operating activities:
Net income	$28,855	$4,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	196	536
Deferred (reversal) gain on sales to equity method investee	38	(54)
Depreciation and amortization	43,741	36,410
Amortization of deferred financing fees	199	185
Deferred income tax benefit	1,798	5,043
Casualty premium credit	(3,600)	-
Income tax benefit arising from restricted share vesting	(1,757)	(145)
Unrealized gain (loss) on ineffective portion of cash flow hedges	(1,290)	525
Return of cash collateral on fuel hedge	5,000	-
Stock-based compensation expense	1,136	963
Equity in income of affiliate	(3,720)	(2,530)
Gain on disposition of property and equipment	(373)	(1,934)
Changes in operating assets and liabilities:
Receivables and advances	22,655	208
Prepaid expenses and other assets	1,102	704
Inventory and supplies	250	214
Insurance and claims accrual	(3,599)	6,212
Accounts payable and accrued expenses	(12,071)	(2,007)
Net cash flows provided by operating activities	$78,560	$48,593

Cash flows from investing activities:
Acquisition of property and equipment	(145,611)	(93,416)
Return on investment in affiliated company	-	307
Proceeds from disposition of property and equipment	31,104	69,159
Net cash flows used in investing activities	(114,507)	(23,950)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	(2,918)
Proceeds from issuance of notes payable	93,419	64,565
Proceeds from the exercise of stock options	1,092	152
Income tax benefit arising from restricted share vesting	1,757	145
Repayments of notes payable	(59,337)	(65,570)
Repayments of capital lease obligations	(1,286)	(5,840)
Proceeds under revolving credit facility, net	-	(6,983)
Payment of minimum tax withholdings on stock compensation	(1,786)	(174)
Common stock repurchased	(4,994)	-
Debt refinancing costs	(226)	(49)
Net cash provided by (used in) financing activities	28,639	(16,672)

Net change in cash and cash equivalents	(7,308)	7,971

Cash and cash equivalents at beginning of period	21,330	9,263

Cash and cash equivalents at end of period	$14,022	$17,234

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2014, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share includes all unexercised options and a de minimus number of unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the three and nine months ended September 30, 2015 and 2014, respectively.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$7,627	$1,857	$28,855	$4,263
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,119	14,959	18,175	14,935
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	200	185	166	231
Equivalent shares issuable upon conversion of unvested employee stock options	1	1	5	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,320	15,145	18,346	15,166

Basic income per share:	$0.42	$0.12	$1.59	$0.29
Diluted income per share:	$0.42	$0.12	$1.57	$0.28

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total Revenues:
Truckload	$159,615	$166,839	$479,664	$477,432
Other	13,897	10,742	36,514	34,760

Total	$173,512	$177,581	$516,178	$512,192

Operating Income:
Truckload	$15,983	$10,854	$46,799	$23,369
Other	923	483	1,840	1,590
Unallocated Corporate Overhead	(2,277)	(5,751)	(5,193)	(9,964)

Total	$14,629	$5,586	$43,446	$14,995

Note 4.	Income Taxes

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

Our liability recorded for uncertain tax positions as of September 30, 2015 increased approximately $1.6 million since December 31, 2014, primarily related to a reserve on a new tax position taken in the first quarter of 2015.

The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at September 30, 2015, for $1.0 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative liability	September 30, 2015 (1)	December 31, 2014 (1)
Fair Value of Derivatives	($23,395)	($22,720)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	($23,395)	($22,720)
Significant Unobservable Inputs (Level 3)	-	-

(1)	Excludes cash collateral of $5.0 million provided by the Company to the counterparty at December 31, 2014. No cash collateral was provided by the Company to the counterparty at September 30, 2015.

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $14.9 million of factoring receivables at September 30, 2015, net of a $0.3 million allowance for bad debts.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At September 30, 2015, the retained amounts related to factored receivables totaled $0.2 million and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client’s customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client’s customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at September 30, 2015, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our Credit Facility approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty, which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies.

Note 6.	Derivative Instruments

We engage in activities that expose us to market risks, including the effects of changes in fuel prices and changes in interest rates.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets and interest rate risk may have on operating results.

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market, so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into fuel hedge contracts with respect to both heating oil and ultra low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our fuel hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, for the three and nine months ended September 30, 2015, we recognized approximately $0.3 million and $1.2 million reductions, respectively, of fuel expense to mark the related liability to market as well as settlement for the related fuel hedge contracts. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7.  The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at September 30, 2015, of approximately $1.3 million, is included in other liabilities in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the three and nine months ended September 30, 2015, related to changes in interest rates during such periods.  Based on the amounts in accumulated other comprehensive loss as of September 30, 2015, we expect to reclassify losses of approximately $0.4 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates.  The amounts actually realized will depend on the fair values as of the date of settlement.

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive loss and will be reclassified into our results of operations in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  For our fuel hedge contracts, to the extent the change in the fair value of the fuel hedge contract does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the fuel hedge contract is immediately recognized in our condensed consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts (heating oil or ULSD) compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At September 30, 2015, we had fuel hedge contracts on 3.1 million gallons for the remainder of 2015, or 22.5% of our projected remaining 2015 fuel requirements, 12.1 million gallons for 2016, or approximately 21.9% of our projected 2016 fuel requirements, 10.6 million gallons for 2017, or approximately 19.2% of our projected 2017 fuel requirements, and 4.5 million gallons for 2018, or approximately 8.2% of our projected 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at September 30, 2015, of approximately $22.1 million, is included in other liabilities in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices.  For example, during the third quarter of 2015, market "spot" prices for ULSD peaked at a high of approximately $1.77 per gallon and hit a low price of approximately $1.32 per gallon.  During the same 2014 quarter, market "spot" prices ranged from a high of $2.91 per gallon to a low of $2.62 per gallon.  Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $4.2 million and $10.7 million were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three and nine months ended September 30, 2015, respectively, related to losses on fuel hedge contracts that expired.  In addition to the $4.2 million and $10.7 million reclassified from accumulated other comprehensive loss for the quarter and nine months ended September 30, 2015, respectively, which related to losses on fuel hedge contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.3 million and $1.2 million, respectively, were recorded as favorable adjustments to fuel expense, related to fuel hedge contracts for which the fuel hedging relationship was deemed to be ineffective on a prospective basis for the same periods.

Based on the amounts in accumulated other comprehensive loss as of September 30, 2015, and the expected timing of the purchases of the diesel fuel hedged, we expect to reclassify losses of approximately $8.9 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2015, we believe our fuel hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

If our fuel derivative instruments are in a net liability position with the counterparty and cash collateral is required, the cash collateral amounts provided are netted against the fair value of current outstanding derivative instruments. No cash collateral deposits were required by us at September 30, 2015, and at December 31, 2014, $5.0 million in cash collateral was provided by us in connection with our outstanding fuel derivative instruments.

Note 7.	Debt

Current and long-term debt consisted of the following at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015		December 31, 2014
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.6% and 3.7% at September 30, 2015 and December 31, 2014, respectively, due in monthly installments with final maturities at various dates ranging from October 2015 to January 2022, secured by related revenue equipment	31,408	158,455	27,550	155,832
Real estate notes; weighted average interest rate of 2.0% and 2.5% at September 30, 2015 and December 31, 2014, respectively due in monthly installments with fixed maturities at December 2018 and August 2035, secured by related real estate	1,065	30,509	166	3,608
Other note payable, interest rate of 3.0% at December 31, 2014	-	-	108	91
Total debt	32,473	188,964	27,824	159,531
Principal portion of capital lease obligations, secured by related revenue equipment	4,144	10,866	1,606	13,372
Total debt and capital lease obligations	$36,617	$199,830	$29,430	$172,903

We and substantially all of our subsidiaries (collectively, the "Borrowers") are parties to a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility is a $95.0 million revolving credit facility, with an accordion feature that, so long as no event of default existed, allowed us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility included, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

In August 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid as set forth in the tables below, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to the purchase of the Company's headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018.  Following the effectiveness of the eleventh amendment, the applicable margin was changed as follows:

New Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans
I	> $40,000,000.50%		1.50%
II	≤ $40,000,000 but > $20,000,000.75%		1.75%
III	≤ $20,000,000	1.00%	2.00%

Prior Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $75,000,000.50%		1.50%	1.50%
II	≤ $75,000,000 but > $50,000,000.75%		1.75%	1.75%
III	≤ $50,000,000 but > $25,000,000	1.00%	2.00%	2.00%
IV	≤ $25,000,000	1.25%	2.25%	2.25%

In exchange for these amendments, we agreed to pay fees of $0.1 million. Based on availability as of September 30, 2015 and December 31, 2014, there was no fixed charge coverage requirement.

The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had no borrowings outstanding under the Credit Facility as of September 30, 2015, undrawn letters of credit outstanding of approximately $33.4 million, and available borrowing capacity of $61.6 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2015 terminate in October 2015 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2015 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $203.3 million are cross-defaulted with the Credit Facility. Additionally, a portion of the abovementioned fuel hedge contracts totaling $19.0 million at September 30, 2015, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in the remainder of 2015 and in 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender.  Concurrent with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. See Note 6 for further information about the interest rate swap.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At September 30, 2015, 731,557 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after September 30, 2023.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, is stock-based compensation expense of approximately $0.3 million and $0.7 million respectively and expense of $0.9 million for the nine months ended September 30, 2015 and 2014. All stock compensation expense recorded in 2014 and 2015 relates to restricted shares given no options were granted during these periods.  Associated with stock compensation expense was a $1.8 million income tax benefit at September 30, 2015 related to the exercise of stock options and restricted share vesting, resulting in related changes in taxable income and offsetting changes to additional paid in capital. An additional $0.2 million and $0.1 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively, as it relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2015, certain participants elected to forfeit receipt of 57,965 of shares of Class A common stock at a weighted average per share price of $30.81 based on the closing price of our Class A common stock on the dates the shares vested in 2015, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.8 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

During the third quarter of 2015, there were no employee stock options exercised.

Note 9.	Equity Method Investment

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL’s debt and have no obligation to provide funding, services, or assets. We own a 49.0% interest in TEL and have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners’ interest based on a multiple of TEL’s average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL’s majority owners have the option to acquire our interest based on the same terms detailed above. During the nine-month period ended September 30, 2015, we sold tractors and trailers to TEL totaling $6.2 million and received $0.8 million for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized net deferred gains of less than $0.1 million representing 49% of the gains on the units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  The deferred gains, totaling $0.8 million at September 30, 2015, are being carried as a reduction in our investment in TEL.  At September 30, 2015 and December 31, 2014, we had a receivable from TEL for $2.6 million and $2.2 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s 2015 net income, or $3.7 million. Our investment in TEL, totaling $15.9 million and $12.2 million, at September 30, 2015 and December 31, 2014, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

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

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against our Southern Refrigerated Transport, Inc. subsidiary ("SRT") relating to a cargo claim incurred in 2008.  The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014.  On November 5, 2015, the Sixth Circuit reversed the district court in part, finding that the plaintiff could not recover under two of its causes of action.  The Sixth Circuit remanded the proceedings to the district court for further factual determinations relating to whether the plaintiff could recover under a third cause of action.

During the quarter ended September 30, 2015, we became party to a class action claim wherein plaintiff alleges failure to provide meal and rest breaks, unpaid wages, and other related wage and hour claims.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

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

We had $33.4 million and $34.3 million of outstanding and undrawn letters of credit as of September 30, 2015 and December 31, 2014, respectively.  The letters of credit are maintained primarily to support our insurance programs.

Note 11.	Accumulated Other Comprehensive Income ("AOCI")

AOCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended September 30, 2015	Amount Reclassified from AOCI for the nine months ended September 30, 2015	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Fuel hedge contracts	$4,200	$10,669	Fuel expense
	(1,609)	(4,086)	Income tax benefit
	$2,591	$6,583	Net of tax

Interest rate swap contract	$99	$99	Interest expense
	(38)	(38)	Income tax benefit
	$61	$61	Net of tax

For additional information about our hedges, refer to Note 6.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as a means of financing revenue equipment), expected capital expenditures, future costs associated with our purchase of our corporate headquarters (including expected performance of the associated rate swap agreement), expected cash flows, future trucking capacity, expected freight demand and volumes, future rates and prices, future depreciation and amortization, expected costs of fleet maintenance and repairs, expected driver compensation and related future expenses, future utilization of independent contractors, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fleet size and management, the market value of equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees), the anticipated impact of our investment in Transport Enterprise Leasing, Inc. ("TEL"), the anticipated impact of existing and future industry regulation,  future purchases under our recently authorized stock repurchase program, and anticipated levels of and fluctuations relating to insurance and claims expense, including with respect to the August 2014 adverse judgment relating to a 2008 cargo claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Overall, we were pleased with our results for the third quarter of 2015 in an environment characterized by a competitive market for qualified professional drivers, soft freight demand, and falling fuel prices that we did not fully realize because of losses on fuel hedging contracts that we put in place two years ago when diesel fuel prices were higher. The operating ratio for our asset-based or "Truckload" segment improved 320 basis points to 90.2%, excluding the $7.5 million cargo expense recorded in 2014 and a $3.1 million increase in fuel hedging losses.  The main positives in the third quarter were 1) a 3.3% increase in average freight revenue per loaded mile, 2) a year-over-year increase in our professional driver employee headcount, 3) decreased operating costs on a per mile basis, 4) a 5.0% year-over-year reduction in chargeable accidents per million miles as measured by the Department of Transportation, and 5) improved operating profitability from our Covenant Transport, Inc. and Covenant Transport Solutions, Inc. ("Solutions") subsidiaries. The main negatives in the quarter were 1) a 2.5% decrease in utilization versus last year, 2) the deterioration of operating profitability from our SRT subsidiary, and 3) the unfavorable fuel hedge position.

Additional items of note for the third quarter of 2015 include the following:

●
Total revenue of $173.5 million, a decrease of 2.3% compared with the third quarter of 2014 and freight revenue of $153.5 million (which excludes revenue from fuel surcharges), an increase of 8.2% compared with the third quarter of 2014;

●
Operating income of $14.6 million and an operating ratio of 90.5%, compared with operating income of $5.6 million and an operating ratio of 96.1% in the third quarter of 2014. Operating income for the 2014 quarter included the impact of a $7.5 million increase in reserves for an adverse judgment in August 2014 stemming from a cargo loss in 2008;

●
Net income of $7.6 million, or $0.42 per diluted share, compared with net income of $1.9 million, or $0.12 per diluted share, in the third quarter of 2014, on a 21.3% increase in weighted average diluted shares resulting primarily from our public offering of 3,036,000 common shares completed in November 2014. Net income for the 2014 quarter includes an unfavorable after-tax impact of approximately $4.6 million, or $0.30 per share, for the abovementioned cargo claim;

●	With available borrowing capacity of $61.6 million under our Credit Facility as of September 30, 2015, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Solutions’ total revenue increased by 29.4% to $13.9 million, compared to $10.7 million for the third quarter of 2014, and Solutions’ operating income increased to $0.9 million for the third quarter of 2015 compared to $0.5 million for the same 2014 quarter;

●	Our equity investment in TEL provided $1.0 million of pre-tax earnings compared to $0.9 million in the third quarter of 2014;

●
Since December 31, 2014, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations has increased by $17.3 million to $244.0 million. In August 2015, we purchased our headquarters building and surrounding property, which was previously financed under an operating lease. The purchase price of approximately $35.5 million exceeded the $17.1 million present value of the remaining lease stream, which would have matured in April 2026. At the end of that lease period, we would have had to renew the lease, purchase the facility at a potentially higher price and higher interest rate, or relocate. In addition, the interest rate on the new financing is effectively fixed at 4.2% versus an implied interest rate of 8.2% on the previous operating lease; and

●	Stockholders’ equity at September 30, 2015, was $194.1 million and our tangible book value was $193.9 million, or $10.74 per basic share.

While the industry's driver shortage continues to be its most significant challenge, we are encouraged that our focus on improving our drivers' employment experience and keeping our trucks seated is providing results. Despite this challenge, our fleet experienced an increase of approximately 23 trucks in the third quarter of 2015 from our June 30, 2015, reported fleet size, and our fleet of team-driven trucks averaged 966 teams in the third quarter of 2015, a 1.6% sequential increase over an average of 951 teams in the second quarter of 2015. Therefore, we actually increased our number of professional drivers by approximately 40 during the third quarter of 2015. Availability of team-driven trucks is especially important in order to help meet our expedited shippers’ stronger fourth quarter demand for their time-sensitive freight. We expect continuing to maintain our drivers' employment experience and keep our tractors seated to be at the forefront of every initiative we implement and decision we make.

Similar to August and September, utilization for October 2015 has underperformed the prior year. Fourth quarter performance will depend to a significant extent on the level of involvement of our asset-based and Solutions subsidiaries in the supply chains of our LTL, e-commerce, parcel, and omni-channel shipping customers during the 2015 peak freight season and the associated pricing for our services. In general, we expect a solid fourth quarter. Our major peak season shippers have contracted for a higher volume of committed capacity than last year, but at lower contractual rates on average than last year. The combination of volumes, routes, and pricing is expected to be efficient and attractively profitable – perhaps generating more income on the contractual side than last year’s contractual freight. However, this will leave a lower percentage of our fleet available for seasonal spot market business, which was extremely profitable last year, but might be less so this year. While diesel fuel prices are trending lower than those of 2014, we do not expect this trend to affect us to the same extent that it may affect some of our peers, as approximately 22.5% of our expected remaining 2015 fuel needs have been hedged at fixed prices that were set prior to the decline in market fuel prices.

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

The main expenses that impact the profitability of our Truckload segment are the variable costs of transporting freight for our customers.  These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors.  Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of nondriver personnel.

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

Revenue Equipment

At September 30, 2015, we operated 2,721 tractors and 6,598 trailers. Of such tractors, 2,330 were owned, 150 were financed under operating leases, and 241 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 3,632 were owned, were 2,294 financed under operating leases, and 672 were financed under capital leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2015, our fleet had an average tractor age of 1.7 years and an average trailer age of 5.0 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Freight revenue	$153,522	$141,917	$449,003	$405,750
Fuel surcharge revenue	19,990	35,664	67,175	106,442
Total revenue	$173,512	$177,581	$516,178	$512,192

For the quarter ended September 30, 2015, total revenue decreased $4.1 million, or 2.3%, to $173.5 million from $177.6 million in the 2014 quarter due to a $15.7 million decrease in fuel surcharge revenue, partially offset by an $11.6 million, or 8.2%, increase in freight revenue compared to the 2014 quarter.  Fuel surcharge revenue decreased due to a significant decrease in national average fuel prices.  The increase in freight revenue resulted from an $8.5 million increase in freight revenues from our Truckload segment and a $3.1 million increase in revenues from Solutions.

The $8.5 million increase in Truckload freight revenue relates to a 0.4% increase in average freight revenue per tractor per week, a 5.2% increase in our average tractor fleet, and a $1.0 million increase in freight revenue from our refrigerated intermodal service offering from the 2014 quarter.  The increase in average freight revenue per tractor per week for the quarter ended September 30, 2015 is the result of a 3.0% increase, or 4.8 cents per mile, in average rate per total mile on an approximately 3.0% increase in average length of haul primarily associated with our team driven units.  Additionally, team driven units increased approximately 13.5% to an average of 966 for the third quarter of 2015 compared to an average of 851 teams during the same 2014 quarter.  These increases were partially offset by a 2.5% decrease in average miles per unit when compared to the same quarter in 2014 as a result of a weaker overall freight environment.

For the nine-month period ended September 30, 2015, total revenue increased $4.0 million, or 0.8%, to $516.2 million from $512.2 million in the 2014 period.  Freight revenue increased $43.3 million, or 10.7%, to $449.0 million for the nine months ended September 30, 2015, from $405.8 million in the 2014 period, while fuel surcharge revenue decreased $39.3 million period-over-period. The increase in freight revenue resulted from a $41.5 million increase in freight revenues from our Truckload segment and a $1.8 million increase in revenue from Solutions.

The $41.5 million increase in Truckload freight revenue relates to a 6.0% increase in average freight revenue per tractor per week, a 4.1% increase in our average tractor fleet, and a $3.6 million increase in freight revenue from our refrigerated intermodal service offering compared to the same 2014 period.  The increase in average freight revenue per tractor per week for the nine-month period ended September 30, 2015 is the result of a 4.5% increase, or 6.9 cents per mile, in average rate per total mile, as well as a 1.4% increase in average miles per unit when compared to the same period in 2014. Additionally, team driven units increased approximately 16.5% to an average of 948 for the nine-month period ended September 30, 2015 compared to an average of 814 teams during the same 2014 period.

Solutions' revenue increased $3.1 million, or 29.4%, quarter-over-quarter and $1.8 million year-over-year, as a result of 2015 internal and customer growth as well as improved coordination with our Truckload segment operations and new customers added during the latter portion of 2014.

If softer freight demand continues, we expect rates and utilization to moderate compared to the prior 24 months.  However, if the electronic logging device mandates are announced or if economic growth improves the resulting impact to supply and demand could drive an increase in both rates and utilization.

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

Salaries, wages, and related expenses

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Salaries, wages, and related expenses	$60,241	$57,636	$177,624	$166,651
% of total revenue	34.7%	32.5%	34.4%	32.5%
% of freight revenue	39.2%	40.6%	39.6%	41.1%

Salaries, wages, and related expenses increased approximately $2.6 million, or 4.5%, for the three months ended September 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, salaries, wages, and related expenses increased to 34.7% of total revenue for the three months ended September 30, 2015, from 32.5% in the same quarter in 2014.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.2% of freight revenue for the three months ended September 30, 2015, from 40.6% in the same quarter in 2014.

For the nine months ended September 30, 2015 salaries, wages, and related expenses increased approximately $11.0 million, or 6.6%, compared with the same period in 2014.  As a percentage of total revenue, salaries, wages, and related expenses increased to 34.4% for the nine months ended September 30, 2015 from 32.5% of total revenue for the nine months ended September 30, 2015 and 2014.  As a percentage of freight revenue, salaries, wages, and related expenses declined to 39.6% of freight revenue for the nine months ended September 30, 2015, from 41.1% in the same period in 2014.

These changes for the quarter and nine-month period ended September 30, 2015 are primarily due to a higher percentage of our fleet comprised of team-driven tractors, driver and nondriver employee pay increases since the second quarter of 2014, and higher group health costs partially offset by lower workers’ compensation costs.

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

Fuel expense

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total fuel expense	$30,526	$42,784	$94,931	$127,875
% of total revenue	17.6%	24.1%	18.4%	25.0%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra low sulfur diesel prices as measured by the DOE averaged approximately $1.21 per gallon and $1.05 per gallon lower, respectively, for the quarter and nine-month period ended September 30, 2015 compared with the same 2014 quarter and period.

Additionally, $4.2 million and $10.7 million, respectively, were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three and nine months ended September 30, 2015, related to losses on contracts that expired.  In addition to the amounts reclassified from accumulated other comprehensive loss for the quarter and nine-month period ended September 30, 2015, which related to losses on contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.3 million and $1.2 million, respectively, were recorded as favorable adjustments to fuel expense, related to contracts for which the hedging relationship was no longer deemed to be effective on a prospective basis for the same quarter and period.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total fuel surcharge	$19,990	$35,664	$67,175	$106,442
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,984	2,690	6,050	8,287
Company fuel surcharge revenue	$18,006	$32,974	$61,125	$98,155
Total fuel expense	$30,526	$42,784	$94,931	$127,875
Less: Company fuel surcharge revenue	18,006	32,974	61,125	98,155
Net fuel expense	$12,520	$9,810	$33,806	$29,720
% of freight revenue	8.2%	6.9%	7.5%	7.3%

Total fuel expense decreased approximately $12.3 million, or 28.7%, for the three months ended September 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, total fuel expense decreased to 17.6% of total revenue for the three months ended September 30, 2015, from 24.1% in the same quarter in 2014. As a percentage of freight revenue, total fuel expense decreased to 19.9% of freight revenue for the three months ended September 30, 2015, from 30.1% in the same quarter in 2014.

For the nine months ended September 30, 2015, total fuel expense decreased approximately $32.9 million, or 25.8%, compared with the same period in 2014.  As a percentage of total revenue, total fuel expense decreased to 18.4% of total revenue for the nine months ended September 30, 2015, from 25.0% in the 2014 period.  As a percentage of freight revenue, total fuel expense decreased to 21.1% of freight revenue for the nine months ended September 30, 2015, from 31.5% in the 2014 period.

These decreases for the quarter and nine-month period ended September 30, 2015 are primarily due to an increase in our average fuel miles per gallon during 2015 as a result of purchasing equipment with more fuel-efficient engines and improved fuel pricing, partially offset by net losses from fuel hedging transactions of $3.9 million and $9.5 million, respectively, in the 2015 quarter and period compared to losses of $0.8 million and $0.2 million, respectively, in the 2014 quarter and period, as well as an approximately $0.9 million fuel tax credit taken during the second quarter of 2014 related to amended fuel tax returns for years 2010 – 2013.

Net fuel expense increased $2.7 million, or 27.6%, and $4.1 million, or 13.7%, respectively, for the quarter and nine months ended September 30, 2015, as compared to the same 2014 quarter and period.  As a percentage of freight revenue, net fuel expense increased to 8.2% and 7.5%, respectively, for the quarter and nine months ended September 30, 2015, as compared to the same 2014 quarter and period.  These changes are primarily the result of lower fuel surcharge recovery partially offset by improved miles per gallon due to new engine technology, in each case, net of gains and losses on fuel hedging contracts as well as a $0.9 million tax credit taken during the second quarter of 2014.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.  We have focused our efforts on increasing our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units.  If these efforts are successful, they could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense.  Additionally, in recent months petroleum based markets have experienced rapid declines such that current pricing has reached four-year lows and, at current prices, we would experience continued fuel hedging losses over the next four quarters.  The amount of these losses would vary depending on market fuel prices.  As such, there has been significant volatility in our net fuel expense, and we would expect such volatility to continue if these market conditions persist.

Operations and maintenance

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operations and maintenance	$12,728	$11,934	$35,666	$35,498
% of total revenue	7.3%	6.7%	6.9%	6.9%
% of freight revenue	8.3%	8.4%	7.9%	8.7%

Operations and maintenance increased approximately $0.8 million, or 6.7%, for the three months ended September 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, operations and maintenance increased to 7.3% of total revenue for the three months ended September 30, 2015, from 6.7% in the same quarter in 2014.  As a percentage of freight revenue, operations and maintenance remained relatively constant for the three months ended September 30, 2015 and the same quarter in 2014.

For the nine months ended September 30, 2015, operations and maintenance remained relatively even compared with the same period in 2014.  As a percentage of total revenue, operations and maintenance remained constant at 6.9% of total revenue for the nine months ended September 30, 2015, compared to the same period in 2014.  As a percentage of freight revenue, operations and maintenance decreased to 7.9% of freight revenue for the nine months ended September 30, 2015, from 8.7% in the same period in 2014 due a decrease in our average age of equipment.

Going forward, we believe this category will fluctuate based on several factors including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue equipment rentals and purchased transportation	$27,548	$25,871	$76,714	$78,818
% of total revenue	15.9%	14.6%	14.9%	15.4%
% of freight revenue	17.9%	18.2%	17.1%	19.4%

Revenue equipment rentals and purchased transportation increased approximately $1.7 million, or 6.5%, for the three months ended September 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 15.9% of total revenue for the three months ended September 30, 2015, from 14.6% in the same quarter in 2014.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 17.9% of freight revenue for the three months ended September 30, 2015, from 18.2% in the same quarter in 2014.

For the nine months ended September 30, 2015, revenue equipment rentals and purchased transportation decreased approximately $2.1 million, or 2.7%, compared with the same period in 2014.  As a percentage of total revenue, revenue equipment rentals and purchased transportation decreased to 14.9% of total revenue for the nine months ended September 30, 2015, from 15.4% in the same period in 2014.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 17.1% of freight revenue for the nine months ended September 30, 2015, from 19.4% in the same period in 2014.

These fluctuations for the three and nine months ended September 30, 2015 were primarily the result of a reduction in operating leases in favor of owned equipment, primarily trailers, partially offset by increased costs related to the growth of our refrigerated intermodal service offering.

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

Operating taxes and licenses

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating taxes and licenses	$2,879	$2,733	$8,162	$8,041
% of total revenue	1.7%	1.5%	1.6%	1.6%
% of freight revenue	1.9%	1.9%	1.8%	2.0%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Insurance and claims	$6,682	$15,545	$21,727	$29,229
% of total revenue	3.9%	8.8%	4.2%	5.7%
% of freight revenue	4.4%	11.0%	4.8%	7.2%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased approximately $8.9 million, or 57.0%, for the three months ended September 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, insurance and claims decreased to 3.9% of total revenue for the three months ended September 30, 2015, from 8.8% in the same quarter of 2014.  As a percentage of freight revenue, insurance and claims decreased to 4.4% of freight revenue for the three months ended September 30, 2015, from 11.0% in the same quarter in 2014.  Insurance and claims per mile cost decreased to 8.0 cents per mile in the third quarter of 2015 from 9.8 cents per mile in the third quarter of 2014 excluding the approximately $7.5 million of additional reserves related to the adverse judgment regarding a 2008 cargo claim. The decrease is primarily related to a decrease in our chargeable accidents per million miles, as measured by the Department of Transportation, which improved by approximately 5.0% from the 2014 period as well as additional investment in safety technology and a decrease in the loss development factors resulting from decreased frequency.

For the nine months ended September 30, 2015, insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased approximately $7.5 million, or 25.7%, compared with the same period in 2014.  As a percentage of total revenue, insurance and claims decreased to 4.2% of total revenue for the nine months ended September 30, 2015, from 5.7% in the same period in 2014.  As a percentage of freight revenue, insurance and claims decreased to 4.8% of freight revenue for the nine months ended September 30, 2015, from 7.2% in the same period in 2014.  Insurance and claims per mile cost decreased to 8.6 cents per mile in the nine months ended September 30, 2015 from 9.1 cents per mile in the same 2014 period, excluding the approximately $7.5 million of additional reserves related to the adverse judgment regarding a 2008 cargo claim.  These changes primarily related to the $3.6 million auto liability commutation credit received during the second quarter of 2015 and a decrease in the loss development factors resulting from decreased frequency, partially offset by greater severity of claims for accidents incurred.

With our significant self-insured retention (including the abovementioned increased self-insured retention resulting from our policy commutations), insurance and claims expense could adversely affect our financial condition and results of operations.

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against SRT relating to a cargo claim incurred in 2008.  The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014.  Oral arguments were heard August 6, 2015 and decision is pending.  We expect a decision from the appellate court within the next six months.

Communications and utilities

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Communications and utilities	$1,527	$1,457	$4,547	$4,320
% of total revenue	0.9%	0.8%	0.9%	0.8%
% of freight revenue	1.0%	1.0%	1.0%	1.1%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
General supplies and expenses	$2,060	$3,950	$9,993	$12,289
% of total revenue	1.2%	2.2%	1.9%	2.4%
% of freight revenue	1.3%	2.8%	2.2%	3.0%

General supplies and expenses decreased approximately $1.9 million, or 47.8%, for the three months ended September 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, general supplies and expenses decreased to 1.2% of total revenue for the three months ended September 30, 2015, from 2.2% in the same quarter in 2014.  As a percentage of freight revenue, general supplies and expenses decreased to 1.3% of freight revenue for the three months ended September 30, 2015, from 2.8% in the same quarter in 2014.

For the nine months ended September 30, 2015, general supplies and expenses decreased approximately $2.3 million, or 18.7%, compared with the same period in 2014.  As a percentage of total revenue, general supplies and expenses decreased to 1.9% of total revenue for the nine months ended September 30, 2015, from 2.4% in the same period in 2014.  As a percentage of freight revenue, general supplies and expenses decreased to 2.2% of freight revenue for the nine months ended September 30, 2015, from 3.0% in the same period in 2014.

These decreases are primarily the result of the approximately $1.2 million reversal of deferred rent expense and reduced building rent expense related to the purchase of our previously leased Chattanooga headquarters property.

Depreciation and amortization

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Depreciation and amortization	$14,692	$10,085	$43,368	$34,476
% of total revenue	8.5%	5.7%	8.4%	6.7%
% of freight revenue	9.6%	7.1%	9.7%	8.5%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets. Depreciation and amortization increased approximately $4.6 million, or 45.7%, for the three months ended September 30, 2015, compared with the same quarter in 2014. As a percentage of total revenue, depreciation and amortization increased to 8.5% of total revenue for the three months ended September 30, 2015, from 5.7% in the same quarter in 2014.  As a percentage of freight revenue, depreciation and amortization increased to 9.6% of freight revenue for the three months ended September 30, 2015, from 7.1% in the same quarter in 2014.

For the nine months ended September 30, 2015, depreciation and amortization increased approximately $8.9 million, or 25.8%, compared with the same period in 2014. As a percentage of total revenue, depreciation and amortization increased to 8.4% of total revenue for the nine months ended September 30, 2015, from 6.7% in the same period in 2014.  As a percentage of freight revenue, depreciation and amortization increased to 9.7% of freight revenue for the nine months ended September 30, 2015, from 8.5% in the same period in 2014.

Excluding gains and losses, depreciation increased $3.3 million and $7.4 million, respectively, for the quarter and nine-month period ended September 30, 2015, primarily as a result of the addition of new equipment and more owned units in the 2015 quarter and period than the 2014 quarter and period. Gains on the sale of property and equipment decreased $1.3 million and $1.6 million, respectively, in the quarter and nine-month period ended September 30, 2015 than the same 2014 quarter and period, primarily due to the number, type, and mileage of the units sold.  We expect to see an increase in depreciation and amortization going forward as a result of our expected increase in acquisition of revenue equipment through purchases and capital leases rather than operating leases and as a result of our purchase of our corporate headquarters, executed in August 2015.  Over the next six to twelve months we expect that the recent softening of the used tractor market could result in lower gains than we’ve experienced in the prior years, thereby increasing our depreciation and amortization expense.

Other expense, net

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Other expense, net	$2,041	$2,634	$5,962	$8,098
% of total revenue	1.2%	1.5%	1.2%	1.6%
% of freight revenue	1.3%	1.9%	1.3%	2.0%

Other expense, net consists primarily of interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net decreased approximately $0.6 million, or 22.5%, for the three months ended September 30, 2015, compared with the same quarter in 2014. As a percentage of total revenue, other expense, net decreased to 1.2% of total revenue for the three months ended September 30, 2015, from 1.5% in the same quarter in 2014.  As a percentage of freight revenue, other expense, net decreased to 1.3% of freight revenue for the three months ended September 30, 2015, from 1.9% in the same quarter in 2014.

For the nine months ended September 30, 2015, other expense, net decreased approximately $2.1 million, or 26.4% compared with the same 2014 period. As a percentage of total revenue, other expense, net decreased to 1.2% of total revenue for the nine months ended September 30, 2015, from 1.6% in the same 2014 period.  As a percentage of freight revenue, other expense, net decreased to 1.3% of freight revenue for the nine months ended September 30, 2015, from 2.0% in the same 2014 period.

These decreases are primarily the result of the repayments of debt and capital leases from the proceeds of our late November 2014 follow-on stock offering partially offset by the increase in debt at a lower average interest rate related to the purchase of our corporate headquarters.  Going forward this decrease could be partially offset by the incurrence of balance sheet debt as we expect to transition away from operating leases and towards equipment notes as a means of financing revenue equipment.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt (including capital leases) versus operating leases, as well as our ability to continue to generate profitable results and reduce our balance sheet leverage. Going forward, we expect this line item to increase related to recent historical periods as a result of the August 2015 purchase of our corporate headquarters.

Equity in income of affiliate

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Equity in income of affiliate	$1,000	$880	$3,720	$2,530

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and nine months ended September 30, 2015. The increase in TEL’s contributions to our results is the result of their growth in both leasing and truck sales.  Given TEL’s growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL’s profitability to stabilize over the next twelve months (assuming we do not exercise our option to purchase the remaining 51% of TEL).  Additionally, should we exercise our option to purchase the remaining 51% of TEL, the consolidation of TEL’s results and balance sheet would provide for a significant fluctuation to our presentation and amounts reported. The extent of such a fluctuation could depend on a number of factors, including the exercise price, the amount of TEL’s debt upon exercise, how TEL is financing their fleet of tractors and trailers (which would impact depreciation, amortization, and revenue equipment rentals), and compensation and benefits at TEL.

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income tax expense	$5,961	$1,975	$12,349	$5,164
% of total revenue	3.4%	1.1%	2.4%	1.0%
% of freight revenue	3.9%	1.4%	2.8%	1.3%

Income tax expense increased approximately $4.0 million, or 201.8%, for the three months ended September 30, 2015, compared with the same quarter in 2014.  As a percentage of total revenue, income tax expense increased to 3.4% of total revenue for the three months ended September 30, 2015, from 1.1% in the same quarter in 2014.  As a percentage of freight revenue, income tax expense increased to 3.9% of freight revenue for the three months ended September 30, 2015, from 1.4% in the same quarter in 2014. These increases were primarily related to the $9.8 million increase in the pre-tax income in the 2015 quarter compared to the 2014 quarter, resulting from the improvements in operating income noted above and the increase in the contribution from TEL’s earnings.

For the nine months ended September 30, 2015, income tax expense increased approximately $7.2 million, or 139.1%, compared with the same period in 2014.  As a percentage of total revenue, income tax expense increased to 2.4% of total revenue for the nine months ended September 30, 2015, from 1.0% in the same period in 2014.  As a percentage of freight revenue, income tax expense increased to 2.8% of freight revenue for the nine months ended September 30, 2015, compared to 1.3% for the same period of 2014. These increases were primarily related to the $31.8 million increase in the pre-tax income in the 2015 period compared to the 2014 period, resulting from the improvements in operating income noted above and the increase in the contribution from TEL’s earnings partially offset by a one time tax credit of approximately $4.7 million taken during the first quarter of 2015.

The effective tax rate is different from the expected combined tax rate due to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total Revenues:
Truckload	$159,615	$166,839	$479,664	$477,432
Other	13,897	10,742	36,514	34,760

Total	$173,512	$177,581	$516,178	$512,192

Operating Income:
Truckload	$15,983	$10,854	$46,799	$23,369
Other	923	483	1,840	1,590
Unallocated Corporate Overhead	(2,277)	(5,751)	(5,193)	(9,964)

Total	$14,629	$5,586	$43,446	$14,995

For the 2015 quarter Truckload total revenue decreased $7.2 million due to a $15.7 million decrease in fuel surcharge revenue, partially offset by an $8.5 million increase in freight revenue. Fuel surcharge revenue decreased due to a significant decrease in national average fuel prices.  The increase in freight revenue relates to a 0.4% increase in average freight revenue per tractor per week, a 5.2% increase in our average tractor fleet, and a $1.0 million increase in freight revenue from our refrigerated intermodal service offering from the 2014 quarter.  The increase in average freight revenue per tractor per week for the quarter ended September 30, 2015 is the result of a 3.0% increase, or 4.8 cents per mile, in average rate per total mile on an approximately 3.0% increase in average length of haul. These improvements were partially offset by a 2.5% decrease in our average miles per unit. Additionally, team driven units increased approximately 13.5% to an average of 966 for the third quarter of 2015 compared to an average of 851 teams during the same 2014 quarter.  These increases were partially offset by a 2.5% decrease in average miles per unit when compared to the same quarter in 2014 as a result of a weaker overall freight environment.

Our Truckload operating income was $5.1 million higher in the 2015 quarter than in the same 2014 quarter, due to the abovementioned increase in freight revenue.  These improvements were partially offset by increased operating costs per mile, net of fuel surcharge revenue, due to increased net fuel costs, increased salaries, wages, and related expenses (which was primarily due to a higher percentage of our fleet comprised of team-driven tractors, driver and nondriver employee pay increases since the third quarter of 2014), and increased capital costs.

Other total revenue and operating income increased $3.1 million and $0.4 million quarter-over-quarter, respectively, as a result of 2015 internal and customer growth as well as improved coordination with our Truckload segment operations and new customers added during the latter portion of 2014.

The change in unallocated corporate overhead for the three months ended September 30, 2015 is primarily related to reduced workers’ compensation expense and insurance and claims expense as a result of additional investment in safety technology combined with good claims experience.

For the nine months ended September 30, 2015 Truckload total revenue increased $2.2 million due to a $41.5 million increase in freight revenue, partially offset by a $39.3 million decrease in fuel surcharge revenue. The increase in freight revenue is the result of a 6.0% increase in average freight revenue per tractor per week, a 4.1% increase in our average tractor fleet, and a $3.6 million increase in freight revenue from our refrigerated intermodal service offering compared to the same 2014 period.  The increase in average freight revenue per tractor per week for the nine-month period ended September 30, 2015 is the result of a 4.5% increase, or 6.9 cents per mile, in average rate per total mile, as well as a 1.4% increase in average miles per unit when compared to the same period in 2014. Additionally, team driven units increased approximately 16.5% to an average of 948 for the nine-month period ended September 30, 2015 compared to an average of 814 teams during the same 2014 period.

Our Truckload operating income was $23.4 million higher in the nine-month period ended September 30, 2015 compared to the same 2014 period, due to the abovementioned increase in freight revenue.  Additionally, operating costs per mile, net of fuel surcharge revenue, decreased primarily due to reduced workers’ compensation expense and operations and maintenance expense partially offset by increased salaries, wages, and related expenses (which was primarily due to a higher percentage of our fleet comprised of team-driven tractors, driver and nondriver employee pay increases since the same 2014 period), and increased capital costs.

Other total revenue and operating income increased $1.8 million and $0.3 million period-over-period, respectively, as a result of 2015 internal and customer growth, as well as improved coordination with our Truckload segment operations and new customers added during the latter portion of 2014.

The change in unallocated corporate overhead for the nine months ended September 30, 2015, includes the abovementioned $3.6 million return of previously expensed insurance premiums for the commutation of our primary auto liability policy for the period of April 1, 2013 through September 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at September 30, 2015, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had working capital (total current assets less total current liabilities) of $13.7 million and $52.7 million at September 30, 2015 and December 31, 2014, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2015 and 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, capital leases, and/or from the Credit Facility.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  With a relatively young average fleet age at September 30, 2015, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. As of September 30, 2015, we had no outstanding borrowings under the Credit Facility, undrawn letters of credit outstanding of approximately $33.4 million, and available borrowing capacity of $61.6 million.  Our intra-period borrowings on the Credit Facility ranged from none to approximately $37.0 million during the first nine months of 2015.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were higher in the nine-month period ended September 30, 2015 than 2014 period, partially due to net income of $28.9 million in the 2015 period compared to net income of $4.3 million in the 2014 period, the 2014 insurance reserves increase of $7.5 million stemming from a cargo loss in 2008, and the 2015 return of $5.0 million which we previously provided to certain of our derivative counterparties related to the net liability position of certain of its fuel derivative instruments.  Additionally, depreciation and amortization increased approximately $7.3 million in the 2015 period, primarily due to more expensive revenue equipment and an increase in the number of owned units. A portion of the net income fluctuation relates to a $3.6 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2015 associated with commuting two auto liability policies.  The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2015; however there was no corresponding cash flow effect. The cash flow effects are being realized over the 36 month term of the policy as the portion of the premiums covered by the credit would have been due absent the credit.  The change in receivables and advances is the result of increased cash collected during the nine months ended September 30, 2015 related to increased freight revenues and an improvement in our average receivable days outstanding to 33.6 days for the first nine months of 2015 compared with 36.0 days for the same 2014 period. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing and amount of incentive compensation payments in the 2015 period compared to the 2014 period as well as timing of payments on our accrued expenses in the 2015 period compared to the 2014 period.

The change in net cash flows used in investing activities was primarily the result of the purchase of our corporate headquarters, a maintenance facility, and certain of the surrounding property in Chattanooga, Tennessee during August 2015 for approximately $35.5 million.  Additionally, during the 2015 period, we took delivery of approximately 715 new company tractors and disposed of approximately 410 used tractors compared to the 2014 period in which dispositions significantly exceeded acquisitions.  Recently, the used revenue equipment market for tractors has slowed significantly, which could negatively impact net capital expenditures over the next several quarters.

The change in net cash flows used in financing activities was primarily a function of the net use of notes payable in the purchase of our corporate headquarters and the trade cycle of our revenue equipment, as well as the repurchase of $5.0 million of our common stock, partially offset by repayment of the balance under our Credit Facility. These changes were also impacted by cash flows from investing and operating activities discussed above.  Going forward, our cash flows may fluctuate depending on the resolution of the 2008 cargo claim, our investment in TEL, and the extent of future income tax obligations.

Material Debt Agreements

We and substantially all of our subsidiaries (collectively, the "Borrowers") are parties to a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility is a $95.0 million revolving credit facility, with an accordion feature that, so long as no event of default existed, allowed us to request an increase in the revolving credit facility of up to $50.0 million.  The Credit Facility included, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

In August 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid as set forth in the tables below, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to the purchase of the Company's headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018.  Following the effectiveness of the eleventh amendment, the applicable margin was changed as follows:

New Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans
I	> $40,000,000.50%		1.50%
II	≤ $40,000,000 but > $20,000,000.75%		1.75%
III	≤ $20,000,000	1.00%	2.00%

Prior Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $75,000,000.50%		1.50%	1.50%
II	≤ $75,000,000 but > $50,000,000.75%		1.75%	1.75%
III	≤ $50,000,000 but > $25,000,000	1.00%	2.00%	2.00%
IV	≤ $25,000,000	1.25%	2.25%	2.25%

In exchange for these amendments, we agreed to pay fees of $0.1 million. Based on availability as of September 30, 2015 and December 31, 2014, there was no fixed charge coverage requirement.

The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had no borrowings outstanding under the Credit Facility as of September 30, 2015, undrawn letters of credit outstanding of approximately $33.4 million, and available borrowing capacity of $61.6 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2015 terminate in October 2015 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2015 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $203.3 million are cross-defaulted with the Credit Facility. Additionally, a portion of the abovementioned fuel hedge contracts totaling $19.0 million at September 30, 2015, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in the remainder of 2015 and in 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender.  Concurrent with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. See Note 6 for further information about the interest rate swap.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment, and certain real estate.  At September 30, 2015, we had financed 150 tractors and 2,294 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the third quarter was $3.1 million and $5.2 million for the 2015 and 2014 quarters, respectively primarily due to repayments of debt and leases with proceeds from our follow on stock offering in late November 2014. The total present value amount of remaining payments under operating leases as of September 30, 2015, was approximately $21.5 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at September 30, 2015. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

In August 2015, we purchased our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee. The purchase was partially financed with a third party lender and the interest was effectively fixed with a related interest rate swap. See Note 6 for further information about the interest rate swap.

Excluding the aforementioned purchase of the corporate headquarters facility, there were no material changes in our commitments or contractual liabilities for the three and nine months ended September 30, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated.  There have been no material changes to our most critical accounting policies and estimates during the nine months ended September 30, 2015, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2014 Annual Report on Form 10-K.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures.

COMMODITY PRICE RISK

We engage in activities that expose us to market risks, including the effects of changes in fuel prices and changes in interest rates.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets and interest rate risk may have on operating results.

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market, so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into fuel hedge contracts with respect to both heating oil and ultra low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our fuel hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, for the three and nine months ended September 30, 2015, we recognized approximately $0.3 million and $1.2 million reductions, respectively, of fuel expense to mark the related liability to market as well as settlement for the related fuel hedge contracts. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

We recognize all derivative instruments at fair value on our condensed consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the effective portion of the gain or loss on the derivatives is reported as a component of accumulated other comprehensive loss and will be reclassified into our results of operations in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  For our fuel hedge contracts, to the extent the change in the fair value of the fuel hedge contract does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the fuel hedge contract is immediately recognized in our condensed consolidated statements of operations. Ineffectiveness is calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts (heating oil or ULSD) compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

At September 30, 2015, we had fuel hedge contracts on 3.1 million gallons for the remainder of 2015, or 22.5% of our projected remaining 2015 fuel requirements, 12.1 million gallons for 2016, or approximately 21.9% of our projected 2016 fuel requirements, 10.6 million gallons for 2017, or approximately 19.2% of our projected 2017 fuel requirements, and 4.5 million gallons for 2018, or approximately 8.2% of our projected 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at September 30, 2015, of approximately $22.1 million, is included in other liabilities in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices.  For example, during the third quarter of 2015, market "spot" prices for ULSD peaked at a high of approximately $1.77 per gallon and hit a low price of approximately $1.32 per gallon.  During the same 2014 quarter, market "spot" prices ranged from a high of $2.91 per gallon to a low of $2.62 per gallon.  Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $4.2 million and $10.7 million were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three and nine months ended September 30, 2015, respectively, related to losses on fuel hedge contracts that expired.  In addition to the $4.2 million and $10.7 million reclassified from accumulated other comprehensive loss for the quarter and nine months ended September 30, 2015, respectively, which related to losses on fuel hedge contracts that expired or were sold and for which we completed the forecasted transaction by purchasing the hedged diesel fuel, $0.3 million and $1.2 million, respectively, were recorded as favorable adjustments to fuel expense, related to fuel hedge contracts for which the fuel hedging relationship was deemed to be ineffective on a prospective basis for the same periods.

Based on the amounts in accumulated other comprehensive loss as of September 30, 2015, and the expected timing of the purchases of the fuel hedged, we expect to reclassify losses of approximately $8.9 million, net of tax on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2015, we believe our fuel hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

If our fuel derivative instruments are in a net liability position with the counterparty and cash collateral is required, the cash collateral amounts provided are netted against the fair value of current outstanding derivative instruments. No cash collateral deposits were required by us at September 30, 2015, and at December 31, 2014, $5.0 million in cash collateral was provided by us in connection with our outstanding fuel derivative instruments.

A one dollar increase or decrease in heating oil or diesel per gallon would have a de minimis impact to our net income due to our fuel surcharge recovery and existing fuel hedge contracts.  This sensitivity analysis considers that we expect to purchase approximately 13.8 million gallons of diesel during the remainder of 2015, on which we recover approximately 78.6% of the cost (which was our fuel surcharge recovery rate during the nine months ended September 30, 2015). Assuming our fuel surcharge recovery is consistent during the remainder of 2015, this leaves 3.0 million gallons that are not covered by the natural hedge created by our fuel surcharges, which are fully hedged.  Because the majority of our fuel hedge contracts were established prior to the recent decline in diesel fuel prices, we have not been able to realize the cost savings resulting from such decline to the same extent we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters.  The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at September 30, 2015, of approximately $1.3 million, is included in other liabilities in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive loss into our results of operations as additional  interest expense for the three and nine months ended September 30, 2015, related to changes in interest rates during such time periods.  Based on the amounts in accumulated other comprehensive loss as of September 30, 2015, we expect to reclassify losses of approximately $0.4 million, net of tax on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates.  The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates.  Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure.  Fixed-rate obligations expose us to the risk that interest rates might fall.  Variable-rate obligations expose us to the risk that interest rates might rise. In November and December of 2014, we paid off approximately $60.0 million in fixed-rate equipment debt and capital lease obligations with the proceeds of our November 2014 follow-on offering, which resulted in a corresponding decrease in interest rate risk with respect to such obligations. Of our total $236.4 million of debt and capital leases, we had $31.6 million of variable rate debt outstanding at September 30, 2015, including both our Credit Facility and real estate notes, of which $27.9 million was hedged with the aforementioned interest rate swap agreement at 4.2%.  The interest rates applicable to these agreements are based on either the prime rate or LIBOR. Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our September 30, 2015 level of borrowing, a 1% change in our applicable rate would change annual net income by a de minimis amount. Our remaining debt is effectively fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense. As of September 30, 2015, we had no derivative financial instruments to reduce our exposure to interest rate fluctuations.

ITEM 4.                      CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

PART II                     OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

From time-to-time, we are a party to ordinary, routine litigation arising in the ordinary course of business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight.  We are also, from time-to-time, party to ordinary, routine litigation relating to wage and hour claims and similar employment issues (including class actions) arising in the ordinary course of business.  We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions.  In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against SRT relating to a cargo claim incurred in 2008.  The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014.  On November 5, 2015, the Sixth Circuit reversed the district court in part, finding that the plaintiff could not recover under two of its causes of action.  The Sixth Circuit remanded the proceedings to the district court for further factual determinations relating to whether the plaintiff could recover under a third cause of action.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

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

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractor drivers, customers, vendors, government agencies, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes.  Recently, trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked.  A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant.  Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute.  To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2015, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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
Joinder, Supplement and Eleventh Amendment to Third Amended and Restated Credit Agreement dated effective as of August 6, 2015 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC., Covenant  Properties, LLC., Bank of America, N.A., and JPMorgan Chase Bank, N.A.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 9, 2015	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Senior Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer