Form 10-K
period 2015-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2016-02-29
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 OR
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
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2015, was approximately $297.2 million (based upon the $25.06 per share closing price on that date as reported by NASDAQ).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 26, 2016, the registrant had 15,779,282 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders to be held on May 18, 2016, have been incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                      BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to the ability of our infrastructure to support future growth, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor and trailer count and prices, expected functioning of our information technology systems, expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, future inflation, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, expected owner operator usage, future driver market, planned allocation of capital, future equipment costs, expected settlement of operating lease obligations, future asset sales, future insurance and claims, future tax expense and deductions, future fuel expense and the future effectiveness of fuel surcharge programs and price hedges, future effectiveness of interest rate swaps, expected capital expenditures (including the future mix of lease and purchase obligations), future asset utilization, future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited long haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  Since that time, we have grown from 25 trucks to approximately 2,700 trucks and expanded our services from predominantly long haul dry van to include refrigerated, dedicated, cross-border, regional, brokerage, and other offerings.  The expansion of our fleet and service offerings have placed us among the nation's twenty-five largest truckload transportation companies based on 2014 revenue.

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

We concentrate on market sectors where we believe our capacity in relation to sector size and our operating proficiency can make a meaningful difference to customers.  The primary sectors in which we operate are as follows:

●           Expedited / Long haul: In our expedited / long haul business, we operate approximately 1,200 tractors, approximately 735 of which are driven by two-person driver teams.  Our expedited operations primarily involve high service freight with delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows that are difficult for competitors to satisfy with solo-driven tractors or rail-intermodal service.  Our expedited services often involve high value, high security, or time-definite loads for integrated global freight companies, less-than-truckload carriers, manufacturers, and retailers. We believe we are one of the five largest team expedited providers, and that growth in omni-channel, organic food, manufacturing, and e-commerce freight make this an attractive sector.

●           Temperature-Controlled: In our temperature-controlled business, we operate approximately 1,000 tractors, approximately 200 of which are driven by two-person driver teams, and also offer intermodal service in longer haul lanes.  The temperature-controlled sector includes fresh and frozen foods, pharmaceuticals, cosmetics, and other freight where extreme heat or cold could cause damage.  We believe we are among the ten largest temperature-controlled providers, and that factors such as United States population growth, increasing consumer preference for fresh and organic produce, and demographic trends requiring more pharmaceuticals make this an attractive sector.

●           Dedicated: In our dedicated contract business, we operate approximately 500 tractors, approximately 20 of which are driven by two-person driver teams, primarily for manufacturers located in the southeastern United States.  The dedicated sector typically involves longer-term contracts that allocate a specified number of tractors and trailers to a specific customer, with fixed and variable compensation.  Many of our dedicated contract customers are automotive companies or tier one suppliers to the auto industry, with high service standards. We believe this sector is growing because of an improved manufacturing environment in the United States, particularly in the Southeast, customer concerns about trucking capacity, and a need for dependable service at plants.

●           Capacity Provider Solutions and Services / Equipment Sales and Leasing: We primarily provide freight brokerage capacity to customers when the freight does not fit our network or profitability requirements. In addition, we participate in the market for used equipment sales and leasing through our 49% ownership of Transport Enterprise Leasing, LLC ("TEL"), and we assist current and potential capacity providers with improving their cash flows through secure invoice factoring services.  We believe this suite of services links our interests with those of our customers and current and potential third party capacity providers.  We intend to expand our presence in these sectors, which we believe offer attractive growth opportunities with lower capital investment than our asset-based truckload operations.

As our fleet has grown over three decades and our service platform matured, several important trends dramatically affected the truckload industry and our business.  First, supply chain patterns became more fluid in response to dynamic changes in labor and transportation costs, ocean freight and rail-intermodal service standards, retail distribution center networks, governmental regulations, and other industry-wide factors.  Second, the cost structure of the truckload business, particularly equipment, driver wages, and, at times, fuel prices, rose dramatically, impacting us and our customers' freight decisions.  Third, customers used technology to constantly optimize their supply chains, which necessitated expanding our own technological capability to optimize our asset allocation, manage yields, and drive operational efficiency.  Fourth, a confluence of regulatory constraints, safety and security demands, and scarcity of qualified applicants, negatively impacted our asset productivity and reinforced what a precious resource professional truck drivers are (and we believe increasingly will be) in our industry.

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

●           Focus on the Customer Experience. Our mission statement begins:  "CTG's mission is to be a problem solver for every customer…"  We offer premium service in sectors where we can make a difference, and we use our brokerage subsidiary, Covenant Transport Solutions, Inc. ("Solutions"), to cover loads that do not meet our requirements.  With each interaction, we seek to enhance the value we bring to the customer relationship.

●           Rigorous Capital Allocation Process and Reduce Leverage. Our senior management annually ranks capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. In addition, reducing our total leverage has been a primary strategic goal.  We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability.

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

We believe the ongoing execution of our strategic plan has contributed to the substantial improvement in operating results and profitability we have generated over the past several years. Some of the significant successes resulting from our strategic planning efforts include the completion of a follow-on stock offering in 2014 that helped significantly deleverage our balance sheet;  enhancements to recruiting, retention, and business intelligence; upgraded information technology; focus on service and on time delivery; and enhanced cross-marketing opportunities between our subsidiaries.  Each of these accomplishments positively impacted the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company.

Following an excellent 2014, our fiscal 2015 results surpassed those of 1999 for the best annual results we have experienced in the Company’s 30 year history. Additionally, fiscal 2015 is our fourth consecutive year of profitability.  We believe the return to profitability on a consistent basis is the result of certain initiatives we put in place that are providing positive results.  However, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and owner-operators, and create meaningful value for our stockholders.

The Company

We operate a relatively new tractor fleet and employ sophisticated truck technology that enhances our operational efficiencies and our drivers' safety.  Our company-owned tractor fleet has an average age of approximately 1.7 years, which compares favorably to an average U.S. Class 8 tractor age of approximately 7.5 years in 2015. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, and lane-change warning.  We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

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

In addition, our Solutions subsidiary has service offerings ancillary to our Truckload operations, including: freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide, and accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds.

The following charts reflect the size of each of our operating subsidiaries measured by 2015 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Operating Subsidiaries
Covenant Transport	55%
SRT	27%
Solutions	11%
Star	7%

Our Truckload segment comprised approximately 89%, 90%, and 93% of our total freight revenue in 2015, 2014, and 2013, respectively.

In our Truckload segment, we primarily generate revenue by transporting freight for our customers.  Generally, we are paid a predetermined rate per mile for our truckload services.  We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that could affect our Truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate.  These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The main expenses that impact the profitability of our Truckload segment are the variable costs of transporting freight for our customers.  These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors.  Historically, our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

We measure the productivity of our Truckload segment with three key performance metrics:  average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week (excluding fuel surcharges).  A description of each follows:

Average Freight Revenue Per Total Mile.  Our average freight revenue per total mile is primarily a function of 1) the allocation of assets among our subsidiaries and 2) the macro U.S. economic environment including supply/demand of freight and carriers. The year-over-year increase from 2011 to 2015 is a result of allocating more tractors to our niche/specialized service offerings that provide higher rates (including expedited/critical freight, high-value/constant security, and temperature-controlled). Also, tighter capacity in the truckload freight market, especially for expedited/team transit, and shipper concerns about the prospect of tighter capacity considering the regulatory and driver market, afforded an environment more conducive to rate increases over such period.

Average Freight Revenue Per Total Mile (excludes fuel surcharge revenue)	2011	2012	2013	2014	2015
	$1.38	$1.47	$1.49	$1.60	$1.69

Average Miles Per Tractor.  Average miles per tractor reflect economic demand, driver availability, regulatory constraints, and the allocation of tractors among the service offerings. Utilization in 2015 declined from that of 2014 primarily due to a softer freight market especially in the last half of the year and the nature of certain fourth quarter e-commerce freight amplified by a 3.5% increase in average number of units for the year. All years were an improvement as compared to 2011, when we experienced issues with a system conversion.

Average Miles Per Tractor	2011	2012	2013	2014	2015
	115,775	118,103	119,375	123,275	122,508

Average Freight Revenue Per Tractor Per Week.  We use average freight revenue per tractor per week as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our trucks, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors. The increase in average freight revenue per tractor per week in 2015 is primarily due to increased rate and allocation of tractors to more productive service offerings, partially offset by decreased utilization.

Average Freight Revenue Per Tractor Per Week (excludes fuel surcharge revenue)	2011	2012	2013	2014	2015
	$3,069	$3,320	$3,411	$3,777	$3,967

Our Solutions subsidiary comprised approximately 11%, 10%, and 7% of our total operating revenue in 2015, 2014, and 2013, respectively. Solutions derives revenue from arranging transportation services for customers directly and  through relationships with thousands of third-party carriers and integration with our Truckload segment.  Solutions provides freight brokerage services directly and through freight brokerage agents, who are paid a commission for the freight brokerage service they provide and accounts receivable factoring.  The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries and selling, general, and administrative expenses.  Our brokerage loads increased to 36,217 in 2015, from 34,091 in 2014, while average revenue per load increased approximately 16% to $1,820 in 2015, from $1,575 in 2014, primarily due to additional peak-season freight opportunities during the fourth quarter of 2015, improved coordination with our Truckload segment, and additional business from new customers added during the year.  Additionally, revenue from Solutions' accounts receivable factoring improved by approximately 6% year-over-year to $2.4 million in 2015 from $2.3 million in 2014.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $4.6 million in 2015, $3.7 million in 2014, and $2.8 million in 2013. As a result, TEL's results and growth are significant to our current year results and, in our estimation, to our longer-term vision.

Refer to Note 16, "Segment Information," of the accompanying consolidated financial statements for further information about our reporting segment's operating and financial results for 2015, 2014, and 2013.

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

In 2015 and 2014, one customer accounted for more than 10% of our consolidated revenue.  UPS, our largest customer, was serviced by both our Truckload segment and our Solutions subsidiary providing for $75.8 million and $82.5 million of total revenue in 2015 and 2014, respectively.  No customer accounted for more than 10% of our consolidated revenue in 2013.  Our top five customers accounted for approximately 34%, 29%, and 25% of our total revenue in 2015, 2014, and 2013, respectively.

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

We operate throughout the U.S. and in parts of Canada and Mexico, with substantially all of our revenue generated from within the U.S.  All of our tractors are domiciled in the U.S., and we have generated less than two percent of our revenue in Canada and Mexico in 2015, 2014 and 2013.  We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful.  All of our long-lived assets are, and have been for the last three fiscal years, located within the United States.

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project was to have uniform operational and financial systems across the entire Company as we believe this provides improved customer service, utilization, and enhances our visibility into and across the organization.  All of our operating subsidiaries are now operating on the new system.  We encountered difficulties when we converted our Covenant Transport subsidiary to the new system in the third quarter of 2011, which disrupted our operations and impacted our customer service, driver relations, and results of operations.  All significant problems associated with the Covenant Transport conversion were addressed by the end of January 2012 and efficiencies from the new system were realized by Covenant Transport in 2012. We implemented the new operating system at SRT in February 2014.  As expected with any large conversion project, SRT experienced inefficiencies that resulted in a year-over-year reduction in first quarter 2014 profitability; however, by the second quarter of 2014 those inefficiencies were largely resolved.  In 2015 we have begun realizing the efficiencies of having all subsidiaries on one operating platform and expect to evaluate where we can leverage the system to add further efficiencies across the Company.

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

The truckload industry has periodically experienced difficulty in attracting and retaining enough qualified truck drivers.  It is also common for the driver turnover rate of individual carriers to exceed 100% in a year. At times, there are driver shortages in the trucking industry.  In past years, when there were driver shortages, the number of qualified drivers had not kept pace with freight growth because of (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that became available in a growing economy; (iii) individual drivers' desire to be home more often; and (iv) regulatory requirements that limit the available pool of drivers.

Driver retention continued to be challenging in 2015, especially April through October, as economic growth provided more employment opportunities that attracted professional drivers. Despite these challenges our number of drivers remained approximately flat at December 31, 2015 as compared to the 2014 year.  Despite having a similar number of drivers as of December 31, 2015, our average number of teams for 2015 increased as a percentage of our fleet to 35.3% compared to 32.1% in 2014 and our average truck count for the year was increased as compared to December 31, 2014, as a result of open trucks, including wrecked units, averaging approximately 4.6% for the year ended December 31, 2015, compared to approximately 5.1% for the year ended December 31, 2014.

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

We use driver teams in a substantial portion of our tractors.  Driver teams permit us to provide expedited service on selected long haul lanes because teams are able to handle longer routes and drive more miles while remaining within DOT hours-of-service rules.  The use of teams contributes to greater equipment utilization of the tractors they drive than obtained with single drivers.  The use of teams, however, increases the accumulation of miles on tractors and trailers as well as personnel costs as a percentage of revenue and the number of drivers we must recruit. For the years ended December 31, 2015 and 2014, teams operated approximately 35.3% and 32.1% of our tractors, respectively.

We are not a party to any collective bargaining agreement.  At December 31, 2015, we employed approximately 3,600 drivers and approximately 800 non-driver personnel.  At December 31, 2015, we also contracted with approximately 223 independent contractors.

Revenue Equipment

At December 31, 2015, we operated 2,656 tractors and 6,978 trailers. Of these tractors, 2,318 were owned, 115 were financed under operating leases, and 223 were provided by independent contractors, who own and drive their own tractors.  Of these trailers, 4,068 were owned, 2,239 were financed under operating leases, and 671 were financed under capital leases.  Furthermore, at December 31, 2015, approximately 64% of our trailers were dry vans and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers.  We operate a modern fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2015, our tractor fleet had an average age of approximately 1.7 years, and our trailer fleet had an average age of approximately 4.8 years. As of December 31, 2015, 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 99.8% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010.  We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  This system also updates the tractor's position every thirty minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2015, 100% of our fleet was equipped with electronic on board recorders ("EOBRs," now referred to as electronic logging devices, or "ELDs"), which electronically monitor truck miles and enforce hours-of-service regulations.

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

The U.S. trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominate the market. Service and price are the principal means of competition in the trucking industry. We compete to some extent with railroads and rail-truck intermodal service but attempt to differentiate ourselves from our competition on the basis of service. Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduce the effectiveness of such service to customers with time-definite pick-up and delivery schedules.  Historically, in times of high fuel prices or decreased consumer demand, however, rail-intermodal competition becomes more significant.

Our industry is subject to dynamic factors that significantly affect our operating results.  These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs.  Recently, our industry has experienced softening freight demand, scarcity of qualified truck drivers, decreased fuel costs, and new regulations that limit productivity.   In 2015, these factors contributed to an environment of tight trucking capacity and rising freight rates for many trucking companies, including us.  However, the freight environment softened in the second half of 2015 and continuing into early 2016.  Based on our assessment of future regulatory changes, driver demographics, and expected growth rates of our major customers and sectors, we expect a favorable pricing environment to continue for the next several years, offset in part by higher driver pay and other inflationary costs.   We believe large and diversified companies, like ourselves, are best positioned to capitalize on the current industry environment, because we can offer significant capacity commitments to major customers, safe and comfortable new equipment to drivers, and optimized routing and other business analytics to make the most of our drivers' federally limited operating hours.

We believe that the cost and complexity of operating trucking fleets are increasing and that economic and competitive pressures are likely to force many smaller competitors and private fleets to consolidate or exit the industry.  As a result, we believe that larger, better-capitalized companies, like us, will have opportunities to increase profit margins and gain market share.  In the market for dedicated services, we believe that truckload carriers, like us, have a competitive advantage over truck lessors, which are the other major participants in the market, because we expect to be able to offer lower prices by utilizing back-haul freight within our network that traditional lessors may not have.

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

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the "2011 Rule").  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours.  The 2011 Rule also provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the "2011 Restart Restrictions").  These rule changes became effective in July 2013.  We believe the 2011 Rule led to decreased productivity and caused some loss of efficiency, as drivers and shippers have needed supplemental training, computer programming has required modifications, additional drivers have been employed or engaged, additional equipment has been acquired, and shipping lanes have been reconfigured.

In December 2014, the 2015 Omnibus Appropriations bill was signed into law.  Among other things, the legislation provided temporary relief from the 2011 Restart Restrictions, and essentially reverted back to the more straight forward 34-hour restart rule that was in effect before the 2011 Rule became effective.  In 2016, Congress is expected to consider a study conducted by the FMCSA related to the 2011 Restart Restrictions.  Congressional action based on the findings of the study could result in a reinstatement, continued suspension, or complete withdrawal of the 2011 Restart Restrictions.  If the 2011 Restart Restrictions are reinstated, we may experience a decrease in production and loss of efficiency similar to that experienced during 2013 and 2014 when the 2011 Restart Restrictions were in effect.

The DOT uses two methods of evaluating the safety and fitness of carriers.  The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale.  If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating.  In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology.  Under the proposed rules, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit."  Thus, a carrier with no rating would be deemed fit.  Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on a monthly basis.  This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rules will undergo a 90-day public comment period, after which, a final rule could either be published or become subject to further legislative reviews and delays.  Therefore, it’s uncertain if or when these proposed rules could take effect.  However, if such rules were enacted, and we received a rating of unfit, it would adversely affect our operations.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability program ("CSA") as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories.  Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold.  Currently, these scores do not have a direct impact on a carrier’s safety rating.  However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, or (iv)  cause us to incur greater than expected expenses in its attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories.  However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA is required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system.  During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds.  Currently, certain of our subsidiaries are exceeding the established intervention thresholds in one or more of the seven categories of CSA, in comparison to their peer groups; however, they all continue to maintain a satisfactory rating with the DOT.  We will continue to promote improvement of these scores in all seven categories with ongoing reviews of all safety-related policies, programs, and procedures for their effectiveness.

In 2011, the FMCSA issued new rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices ("EOBRs," now referred to as electronic logging devices, or "ELDs") in their tractors to electronically monitor truck miles and enforce hours-of-service.  These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011.  The final rule related to mandatory use of ELDs was published in December 2015, and requires the use of ELDs by nearly all carriers by December 10, 2017.  We have proactively installed ELDs on 100% of our tractor fleet.

In the aftermath of the September 11, 2001 terrorist attacks, the DHS and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks.  The U.S. Transportation Security Administration ("TSA") adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers who are permitted to transport hazardous waste, which could require us to increase driver compensation, limit our fleet growth, or allow trucks to sit idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles.  As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect on January 29, 2016.  Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense.  The FMCSA and certain legislators have proposed other rules that may be published as early as 2016, including (i) the use of speed limiting devices on heavy duty trucks to restrict maximum speeds, (ii) the creation of a national clearinghouse so employers and prospective employers could query to determine if current or prospective drivers have had any drug/alcohol positives or refusals, and (iii) an increase in the allowable length of twin trailers from 28 feet to 33 feet.  If these rules take effect, they could result in a decrease in fleet production, driver availability, and freight tonnage available to full truckload carriers, all of which could adversely affect our business or operations.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010.  In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy trucks.  In 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles.  These standards apply to model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled.  In addition, in February 2014, President Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium-and heavy-duty vehicles and directed the EPA and NHTSA to develop new fuel efficiency and greenhouse gas standards by March 31, 2016.  In response, in June 2015, the EPA and NHTSA jointly proposed new stricter standards that would apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  After an extended comment period ending in October 2015, a final rule has not been published.  If this rule or a similar rule was enacted, we believe these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings.  We cannot predict, however, the extent to which our operations and productivity will be impacted.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and will be phased in over several years for older equipment.  We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions.   As of January 1, 2014, CARB regulations require certain drayage trucks with 2006 or older model year engines to upgrade to 2007 or newer model year engines.  We believe some industry participants may have difficulty complying with this new requirement, which may tighten drayage freight capacity and decrease drayage competition in California. Federal and state lawmakers also are considering a variety of  other climate-change proposals.  Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses.  These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle.  These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter its drivers' behavior, which could result in a decrease in productivity.

Fuel Availability and Cost

The cost of fuel trended lower in 2015, compared to 2014 and 2013, as demonstrated by a decrease in the Department of Energy ("DOE") national average for diesel of approximately $1.12 per gallon for 2015 compared to 2014. Our fuel cost was further decreased in 2015 due to an increase in our average fuel miles per gallon during 2015 as a result of purchasing equipment with more fuel-efficient engines.

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

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively.  Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true.  At December 31, 2015, we had forward futures swap contracts on approximately 12.1 million, 12.1 million, and 7.6 million gallons of diesel to be purchased in 2016, 2017, and 2018, respectively, or approximately 25%, 25%, and 15% of our projected annual 2016, 2017, and 2018 fuel requirements, respectively.  Due to declining petroleum prices in 2015, the fair value of our fuel hedging contracts at December 31, 2015, represented a $27.3 million liability.

Seasonality

In the trucking industry, revenue has historically decreased as customers reduce shipments following the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses have generally increased, with fuel efficiency declining because of engine idling and weather, causing more physical damage equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. Over the past several years, we have seen increases in demand at varying times, specifically May through October, based primarily on restocking required to replenish inventories that have been held significantly lower than historical averages.  Additionally, we have seen surges between Thanksgiving and Christmas resulting from holiday shopping trends toward delivery of gifts purchased over the internet, as well as the impact of shorter holiday seasons.

Additional Information

At December 31, 2015, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation; Driven Analytic Solutions, LLC, a Nevada limited liability company, Covenant Properties, LLC, a Nevada limited liability company, and IQS Insurance Retention Group, Inc., a Vermont corporation.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

●	recessionary economic cycles, such as the period from 2007 through 2009, and the uncertainty surrounding such supply and demand in 2016;

●	changes in customers' inventory levels and in the availability of funding for their working capital;

●	excess tractor capacity in comparison with shipping demand; and

●	downturns in customers' business cycles.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times, which risks we experienced during prior recessionary times, are as follows:

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

We may be unsuccessful in improving our profitability.

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

Our auto liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during the policy period in exchange for a refund of a portion of the premiums we paid for the policy.  This is referred to as "commuting" the policy.  We have elected to commute policies in two of the past six years.  We have received approximately $7.1 million in policy premiums, net of additional reserves for claims commuted, in respect of commuting these policies.  In exchange, we have assumed the risk for all claims during the years for the policies commuted.  Our subsequent payouts for the claims assumed have been less than the refunds.  We expect the total refunds to exceed the total payouts; however, not all of the claims have been finally resolved and we cannot assure you of the result.  We may continue to commute policies for certain years in the future.  To the extent we do so, and one or more claims result in large payouts, we will not have insurance, and our financial condition, results of operation, and liquidity could be materially and adversely affected.

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

We depend on the proper functioning and availability of our information systems and a system failure or unavailability or an inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

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

A significant portion of our revenue is generated from our major customers. In 2015 and 2014, one customer accounted for more than 10% of our consolidated revenue.  This customer was serviced by both our Truckload segment and our Solutions subsidiary.  Our top five customers accounted for approximately 34%, 29%, and 25% of our total revenue in 2015, 2014, and 2013, respectively. Generally, we do not have long-term contractual relationships with our major customers.  Accordingly, in response to economic conditions, supply and demand in our industry, our performance, our customers' internal initiatives, or other factors, our customers may reduce or eliminate their use of our services, or threaten to do so to gain pricing or other concessions from us.

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

Under CSA, drivers and fleets are evaluated and ranked against their peers based on certain safety-related standards.  As a result, certain current and potential drivers may not be hired to drive for us and our fleet could be ranked poorly as compared to our peer carriers.  We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations. Additionally, competition for drivers with favorable safety ratings may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve our scores as a result of those scores.

Certain of our subsidiaries have exceeded the established intervention thresholds in a number of the seven CSA safety-related categories.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put new procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot assure you these measures will be effective.

Receipt of an unfavorable DOT safety rating could have a material adverse effect on our operations and profitability.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT.  Under the proposed regulations, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating.  If these proposed regulations are enacted and we were to receive an unfit safety rating, our business would be adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations.

Properties with environmental problems may create liabilities for us.

Under various federal, state, and local environmental laws, statutes, ordinances, rules, and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in, or under our properties, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property).  These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances.  This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property.  The cost of any required remediation, removal, fines, or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets.  In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our liquidity and adversely affect our operations.

We are not aware of any environmental condition with respect to any of our property interests that we believe would be reasonably likely to have a material adverse effect on us.  However, in connection with the eleventh amendment to our Credit Facility and pledging of certain properties as collateral, we commissioned Phase I environmental inspections on certain real properties we own. A number of these inspections revealed conditions that warranted a Phase II inspection.  If we receive unfavorable results from such inspections, we may incur significant unanticipated expenditures, which could adversely affect our financial condition and results of operations.

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

The market for used equipment is cyclical and can be volatile, and any downturn in the market could negatively impact our earnings and cash flows.  We have a combination of agreements and non-binding statements of indicative trade values covering the terms of trade-in commitments from our primary equipment vendors for disposal of a portion of our revenue equipment.  From time to time, prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market.  We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we do not enter into definitive agreements consistent with the indicative trade values, if we fail to or are unable to enter into similar arrangements in the future, or if we do not purchase the number of replacement units from the vendors required for such trade-ins.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are highly dependent upon the services of the following key employees: David R. Parker, our Chairman of the Board and Chief Executive Officer and Joey B. Hogan, our President. We currently do not have employment agreements with Messrs. Parker or Hogan.  The loss of any of their services could negatively impact our operations and future profitability.  We must continue to develop and retain a core group of managers and attract, develop, and retain sufficient additional managers if we are to continue to improve our profitability and have appropriate succession planning for key management personnel.

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

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board and Chief Executive Officer, David Parker, and his wife, Jacqueline Parker, beneficially own or have sole voting and dispositive power over approximately 21% of our outstanding Class A common stock and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 39% of the voting power of all of our outstanding stock.  As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

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

We are defendant in a lawsuit that was filed on August 17, 2015 in the Superior Court of the State of California, Los Angeles County.  This lawsuit arises out of the work performed by the plaintiff as a company driver for Covenant Transport during the period of August, 2013 through October, 2014.  Plaintiff is seeking class action certification under the complaint.  The case was removed from state court in September, 2015 to the U.S. District Court in the Central District of California, and subsequently, the case was transferred to the U.S. District Court in the Eastern District of Tennessee on October 5, 2015 where the case is now pending.  The complaint asserts that the time period covered by the lawsuit is "the four (4) years prior to the filing of this action through the trial date" and alleges claims for failure to properly pay for rest breaks, inspection time, waiting time, fueling and paperwork time, meal periods  and other related wage and hour claims under the California Labor Code.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2014, to December 31, 2015.

Period	High	Low

Calendar Year 2014:

1st Quarter	$12.29	$7.85
2nd Quarter	$12.96	$8.88
3rd Quarter	$19.30	$11.05
4th Quarter	$29.10	$15.63

Calendar Year 2015:

1st Quarter	$36.82	$22.69
2nd Quarter	$35.85	$24.59
3rd Quarter	$27.27	$17.44
4th Quarter	$23.38	$16.84

On February 26, 2016, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $22.18.

As of February 26, 2016, we had approximately 102 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of February 26, 2016, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended December 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2015	-	-	-	-
November 1-30, 2015	-	-	-	-
December 1-31, 2015	26,173	$18.89	-	-
Total	26,173	$18.89	-	-

(1)
Includes 26,173 shares of Class A common stock withheld at an average price of $18.89 per share (under the terms of grants under the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

ITEM 6.                      SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)
	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Freight revenue	$640,120	$578,204	$538,933	$527,435	$512,026
Fuel surcharge revenue	84,120	140,776	145,616	146,819	140,601
Total revenue	$724,240	$718,980	$684,549	$674,254	$652,627

Operating expenses:
Salaries, wages, and related expenses	244,779	231,761	218,946	217,080	211,169
Fuel expense	122,160	168,856	186,002	194,841	208,693
Operations and maintenance	46,458	47,251	50,043	45,839	43,862
Revenue equipment rentals and purchased transportation	118,583	111,772	102,954	85,010	63,353
Operating taxes and licenses	11,016	10,960	10,969	11,043	12,148
Insurance and claims (1)	31,909	39,594	30,305	33,133	35,886
Communications and utilities	6,162	5,806	5,240	4,809	5,137
General supplies and expenses	14,007	16,950	16,002	16,068	15,627
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets	61,384	46,384	43,694	43,222	46,274
Goodwill impairment charge (2)	-	-	-	-	11,539
Total operating expenses	656,458	679,334	664,155	651,045	653,688
Operating income (loss)	67,782	39,646	20,394	23,209	(1,061)
Other expense (income):
Interest expense	8,445	10,807	10,400	12,697	16,208
Other	-	(13)	(3)	(13)	(155)
Other expenses, net	8,445	10,794	10,397	12,684	16,053
Equity in income of affiliate	4,570	3,730	2,750	1,875	675
Income (loss) before income taxes	63,907	32,582	12,747	12,400	(16,439)
Income tax expense (benefit)	21,822	14,774	7,503	6,335	(2,172)
Net income (loss)	$42,085	$17,808	$5,244	$6,065	$(14,267)

Basic income (loss) per share	$2.32	$1.17	$0.35	$0.41	$(0.97)

Diluted income (loss) per share	$2.30	$1.15	$0.35	$0.41	$(0.97)

Basic weighted average common shares outstanding	18,145	15,250	14,837	14,742	14,689

Diluted weighted average common shares outstanding	18,311	15,517	15,039	14,808	14,689

	Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Net property and equipment	$454,049	$382,491	$329,608	$279,017	$322,303
Total assets (3)	$647,423	$539,304	$461,188	$395,590	$435,442
Long-term debt and capital lease obligations, less current maturities	$207,060	$172,903	$182,677	$109,217	$144,296
Total stockholders' equity	$202,160	$169,204	$100,360	$94,673	$87,055

Selected Operating Data:
Capital expenditures (proceeds), net (4)	$148,994	$89,455	$91,976	$(15,738)	$54,402
Average freight revenue per loaded mile (5)	$1.89	$1.77	$1.66	$1.63	$1.53
Average freight revenue per total mile (5)	$1.69	$1.60	$1.49	$1.47	$1.38
Average freight revenue per tractor per week (5)	$3,967	$3,777	$3,411	$3,320	$3,069
Average miles per tractor per year	122,508	123,275	119,375	118,103	115,775
Weighted average tractors for year (6)	2,700	2,609	2,777	2,895	3,029
Total tractors at end of period (6)	2,656	2,665	2,688	2,884	2,978
Total trailers at end of period (7)	6,978	6,722	6,861	6,904	7,361
Team-driven tractors as percentage of fleet	35.3%	32.1%	29.2%	28.1%	27.3%

(1)	2014 insurance and claims expense includes $7.5 million additional reserves for 2008 cargo claim.
(2)	Represents non-cash impairment charges to write off the goodwill in our Truckload segment.
(3)	Adjusted for retrospective adoption of ASU 2015-17.
(4)	Includes equipment purchased under capital leases.
(5)	Excludes fuel surcharge revenue.
(6)	Includes monthly rental tractors and tractors provided by independent contractors.
(7)	Excludes monthly rental trailers.

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

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report on Form 10-K, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Item 7, statements relating to the ability of our infrastructure to support future growth, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor and trailer count and prices, expected functioning of our information technology systems, expected sources of working capital, liquidity and funds for meeting equipment purchase obligations, future inflation, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, expected owner operator usage, future driver market, planned allocation of capital, future equipment costs, expected settlement of operating lease obligations, future asset sales, future insurance and claims, future tax expense and deductions, future fuel expense and the future effectiveness of fuel surcharge programs and price hedges, future effectiveness of interest rate swaps, expected capital expenditures (including the future mix of lease and purchase obligations), future asset utilization, future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, and future purchased transportation expense, among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

EXECUTIVE OVERVIEW

For 2015, CTG reported the highest freight revenue, net income, and earnings per diluted share in our 30-year history.  Revenue and earnings improved for the fourth consecutive year, and our adjusted operating ratio, a key measure of profitability in our industry, was sub-90% for the first time since 1999.  We experienced strength across all parts of our business, as profitability improved in every business unit.  Our consolidated financial results are summarized as follows:

●	Total revenue was $724.2 million, compared with $719.0 million for 2014, and freight revenue (excludes revenue from fuel surcharge) was $640.1 million, compared with $578.2 million for 2014;

●	Operating income was $67.8 million, compared with operating income of $39.6 million for 2014;

●
Net income was $42.1 million, or $2.30 per diluted share, compared with net income of $17.8 million, $1.15 per diluted share, for 2014.  Net income for 2015 includes a one-time federal income tax credit of approximately $4.7 million, or $0.26 per diluted share and a commutation credit of approximately $2.2 million, or $0.12 per diluted share, and net income for 2014 includes an unfavorable after-tax impact of approximately $4.6 million, or $0.30 per diluted share, attributable to an adverse 2008 cargo claim judgement;

●	Our equity investment in TEL provided $4.6 million of pre-tax earnings in 2015 compared to $3.7 million for 2014;

●	Stockholders' equity at December 31, 2015, was $202.2 million and our tangible book value was $202.0 million, or $11.15 per basic share; and

●	Our return on invested capital (net income over net balance sheet debt and equity) was 9.4%.

The business environment was mixed in 2015.  The first half of the year was characterized by above-normal winter volumes and normal spring volumes.  This contributed to a relatively favorable environment relating to customer rate increases, partially offset by upward pressure on driver pay.  During the second half of the year, our industry experienced lower volumes due in part to slowing business investment and overstocked inventories.  The rate environment became more difficult, as contractual rate increases slowed and spot market rates (which affect a small portion of our business) fell sharply.  The bright spot in the fourth-quarter freight market related to expedited shipments for e-commerce, omni-channel, organic food, and other premium service shippers.  These shippers have a large surge of holiday season business as well as a growing year-round presence.  Our top three consolidated customers, and four of our top ten customers for 2015 were participants directly or indirectly in this sector, which contributed to our strong fourth quarter results.  With the growth of this business our net income has become somewhat concentrated in fourth quarter.

Other major trends for the year included a very competitive market for professional truck drivers and falling diesel fuel prices.  Attracting and retaining safe, service-oriented professional truck drivers is among the greatest challenges for our industry and for CTG.  We have implemented meaningful driver compensation adjustments that increased our costs in 2015, and we expect driver compensation to continue to increase over time.  The national average cost per gallon for diesel fuel fell significantly during 2015, but our net fuel cost per mile remained approximately the same as in 2014 because of lower fuel surcharge revenue and approximately $14.0 million in net fuel hedging expense amortized from other comprehensive income upon expiration of out-of-the-money contracts.  For the past several years we have hedged approximately 20% to 25% of our annual fuel purchases to lower the volatility of this expense category.  In 2015, the hedging worked against us.

Our strong financial performance and solid balance sheet have supported significant investments in our business.  During 2015, we invested $112.2 in net capital expenditures for new equipment as well as approximately $35.5 million to purchase our headquarters and main terminal facility, which previously had been leased.  Our tractor fleet is among the industry's newest, with an average age of 1.7 years, affording us significant flexibility to manage our trade cycle.  At December 31, 2015, our total balance sheet debt and capital lease obligations, net of cash, were $246.2 million, our stockholders' equity was $202.2 million, and we had approximately $60.6 million available for borrowing on our revolving line of credit.  Due primarily to the increased peak season freight revenues billed in November and December 2015 as compared to the same months in 2014, our net accounts receivable balance increased by approximately $16.7 million at December 31, 2015, compared to December 31, 2014.  We expect to collect the majority of these receivables in the first quarter of 2016.  In addition, due to the timing of tractor deliveries and disposals, the number of tractors recorded as "Assets held for sale" on our consolidated balance sheet increased, representing $25.6 million at year-end 2015 compared to $4.3 million at year-end 2014.  Of the 376 tractors included in assets held for sale at December 31, 2015, we have contracted for the sale of approximately 350 of those tractors by March 31, 2016.

Outlook

Our outlook for 2016 as a whole reflects confidence in our ability to operate profitably along with caution concerning the near term freight environment.  From a customer perspective, we received excellent reviews of our peak-season service levels from certain key customers and have indications to expect additional freight from certain of them during all of 2016, including the next peak season.  We believe we are well positioned to capitalize on these opportunities as they arise.  However, general freight levels have softened compared with the first two months of 2015, and many of our customers are not predicting improvement in their shipping levels until the second half of the year.  While we expect e-commerce and omni-channel shipping growth to continue, these customers have typically re-engineered their peak season supply chains and made capacity commitments during the summer and early fall of each year.  Accordingly, we remain cautious until such discussions with these customers become more advanced.

Outside of the general freight environment, company-specific profit improvement opportunities exist in certain asset-based operations, and we have plans to grow Solutions' revenue and related earnings contribution in 2016.  These opportunities are expected to be accompanied by continued upward pressure on driver compensation. In the near term, we expect to limit our investments in growth-type capital expenditures and perhaps reduce our average fleet size slightly in the near term as we monitor external developments.  At the same time, we plan to concentrate on safety, driver retention, and cost controls.  Based on the current and expected freight environment, diesel fuel prices, and driver market, we believe it may be challenging to meet or exceed our net income (excluding the $4.7 million one-time federal tax credit and $2.2 million commutation credit) during 2016, with the first half of the year being particularly challenging due to the significantly softer freight volumes we are experiencing currently compared with the start of 2015.

Over the longer term, we believe CTG is well positioned for success in our industry.  We are encouraged by several years of improving profitability and by the growing benefits of our investments in human, technology, and capital resources.  We believe our balance of expedited, refrigerated, dedicated, and logistics business units exposes us to diversified revenue streams and margin pressures, and that our primary services are conducted in growing niches where our size and capabilities differentiate us from many competitors.  Further, upcoming regulatory changes involving electronic logging devices, speed limiters, and hair follicle drug testing may reduce the effective amount of industry capacity and increase the need for certain of our services.  Against this backdrop, we must provide an increasingly attractive home for the best professional truck drivers, provide a rewarding and challenging career for our non-driving associates, constantly evolve with our customers' supply chains, closely monitor our costs, and allocate capital to generate appropriate returns.

RESULTS OF CONSOLIDATED OPERATIONS

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2015	2014	2013
Revenue:
Freight revenue	$640,120	$578,204	$538,933
Fuel surcharge revenue	84,120	140,776	145,616
Total revenue	$724,240	$718,980	$684,549

For 2015, total revenue increased $5.3 million, or 0.7%, to $724.2 million from $719.0 million in 2014.  Freight revenue increased $61.9 million, or 10.7%, to $640.1 million for 2015, from $578.2 million in 2014, while fuel surcharge revenue decreased $56.7 million year-over-year.   The increase in freight revenue resulted from a $49.6 million increase in freight revenue from our Truckload segment and a $12.3 million increase in revenues from Solutions.

The increase in 2015 Truckload revenue relates to an increase in average freight revenue per tractor per week of 5.0% compared to 2014 and a $4.6 million increase in freight revenue contributed by our temperature-controlled intermodal service offering, as well as an increase in our average tractor fleet of 3.5% from 2014. The increase in average freight revenue per tractor per week is the result of a 5.7% increase, or 9.1 cents per mile, in average rate per total mile partially offset by a 0.6% decrease in average miles per unit when compared to 2014.  Team driven units increased approximately 13.6% to an average of approximately 950 teams in 2015 from approximately 840 teams in 2014.

The increase in Solutions' revenue is primarily the result of additional peak-season freight opportunities during the fourth quarter of 2015, improved coordination with our Truckload segment, and additional business from new customers added during the year.

For 2014, total revenue increased $34.4 million, or 5.0%, to $719.0 million from $684.5 million in 2013.  Freight revenue increased $39.3 million, or 7.3%, to $578.2 million for 2014, from $538.9 million in 2013, while fuel surcharge revenue decreased $4.8 million year-over-year.   The increase in freight revenue resulted from a $23.5 million increase in freight revenue from our Truckload segment and a $15.9 million increase in revenues from Solutions.

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

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Salaries, wages, and related expenses	$244,779	$231,761	$218,946
% of total revenue	33.8%	32.2%	32.0%
% of freight revenue	38.2%	40.1%	40.6%

Salaries, wages, and related expenses increased approximately $13.0 million, or 5.6%, for the year ended December 31, 2015, compared with 2014.  As a percentage of total revenue, salaries, wages, and related expenses increased to 33.8% of total revenue for the year ended December 31, 2015, as compared to 32.2% in 2014.  As a percentage of freight revenue, salaries, wages, and related expenses declined to 38.2% of freight revenue for the year ended December 31, 2015, from 40.1% in 2014. Salaries, wages, and related expenses increased approximately 2.1 cents per mile primarily due to pay adjustments for both driver and non-drivers since 2014, as well as increased non-driver incentive compensation tied to our results of operations.  Additionally, group insurance costs increased approximately $0.9 million from 2014 as a result of more participants and fees directly related to the Affordable Care Act and we had additional costs of approximately $1.0 million due to an increase in non-driver headcount as a result of the increased average number of units.  These increases were partially offset by  lower workers' compensation expense in 2015 at 1.7 cents per company mile compared to 3.4 cents in 2014 due to fewer claims with less severity.  Additionally, we had an increase in the percentage of our fleet comprised of independent contractors, whose costs are included in the purchased transportation line item.

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

Fuel expense

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Fuel expense	$122,160	$168,856	$186,002
% of total revenue	16.9%	23.5%	27.2%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately $1.12 cents per gallon lower in 2015 compared with 2014 and 9.7 cents per gallon lower in 2014 compared to 2013.

Additionally, $15.3 million, $3.1 million, and $0.6 million were reclassified from accumulated other comprehensive (loss) income to our results from operations for the years ended December 31, 2015, 2014, and 2013, respectively, as additional expense for 2015 and 2014 and as a reduction of expense in 2013, related to losses and gains on fuel hedge contracts that expired.  In addition to the amounts reclassified as a result of expired contracts, we recognized a reduction of fuel expense of $1.4 million relating to previously recognized fuel expense as a result of the expiration of the fuel hedge contracts for which the fuel hedging relationship was deemed to be ineffective on a prospective basis in 2014.  As a result, the changes in fair value for those contracts were recorded as expense rather than as a component of other comprehensive loss. At December 31, 2015, all fuel hedge contracts were deemed to be effective and thus continue to qualify as cash flow hedges. There was no material ineffectiveness recorded on the contracts that existed at December 31, 2015.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties, which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge collection, the percentage of miles driven by company trucks, our fuel economy, and our percentage of deadhead miles, for which we do not receive material fuel surcharge revenues.  Net fuel expense is shown below:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Total fuel surcharge	$84,120	$140,776	$145,616
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	7,790	10,837	12,863
Company fuel surcharge revenue	$76,330	$129,939	$132,753
Total fuel expense	$122,160	$168,856	$186,002
Less: Company fuel surcharge revenue	76,330	129,939	132,753
Net fuel expense	$45,830	$38,917	$53,249
% of freight revenue	7.2%	6.7%	9.9%

Total fuel expense decreased approximately $46.7 million, or 27.7%, for the year ended December 31, 2015, compared with 2014.  As a percentage of total revenue, total fuel expense decreased to 16.9% of total revenue for the year ended December 31, 2015, from 23.5% in 2014. As a percentage of freight revenue, total fuel expense decreased to 19.1% of freight revenue for year ended December 31, 2015, from 29.2% in 2014.  These decreases primarily related to an increase in our average fuel miles per gallon during 2015 as a result of purchasing equipment with more fuel-efficient engines.  The decreases were partially offset by net losses from fuel hedging transactions of $13.9 million in 2015 compared to $3.1 million in 2014.   Additionally, during the second quarter of 2014 we recognized an approximately $0.9 million fuel tax credit related to a amended fuel tax returns for the years 2010 – 2013.

Net fuel expense increased $6.9 million, or 17.8%, for the year ended December 31, 2015 compared to 2014.  As a percentage of freight revenue, net fuel expense increased 0.5% for the year ended December 31, 2015 compared to 2014.  These increases primarily resulted from lower fuel surcharge recovery. The increases were partially offset by improved miles per gallon due to new engine technology, internal fuel efficiency initiatives, a greater percentage of miles driven by independent contractors, and an approximately $0.9 million fuel tax credit taken during the second quarter of 2014 related to a amended fuel tax returns for the years 2010 – 2013.

For the year ended December 31, 2014, total fuel expense decreased approximately $17.1 million, or 9.2%, compared with 2013.  As a percentage of total revenue, total fuel expense decreased to 23.5% of total revenue for the year ended December 31, 2014, from 27.2% in 2013. As a percentage of freight revenue, total fuel expense decreased to 29.2% of freight revenue for year ended December 31, 2014, from 34.5% in 2013.  These decreases primarily related to an increase in our average fuel miles per gallon during 2014 as a result of purchasing equipment with more fuel-efficient engines and internal fuel efficiency initiatives, and improved fuel pricing.

Net fuel expense decreased $14.3 million, or 26.9%, for the year ended December 31, 2014 compared to 2013.  As a percentage of freight revenue, net fuel expense decreased 3.2% for the year ended December 31, 2014 compared to 2013.  These decreases primarily resulted from improved miles per gallon due to new engine technology, internal fuel efficiency initiatives, improved fuel surcharge recovery, and improved fuel pricing, in each case, net of gains and losses on fuel hedging contracts.

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

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Operations and maintenance	$46,458	$47,251	$50,043
% of total revenue	6.4%	6.6%	7.3%
% of freight revenue	7.3%	8.2%	9.3%

Operations and maintenance decreased $0.8 million, or 1.7%, for the year ended December 31, 2015, compared with 2014.  As a percentage of total revenue, operations and maintenance remained relatively even at 6.4% of total revenue in 2015, compared with 6.6% in 2014.  As a percentage of freight revenue, operations and maintenance decreased to 7.3% of freight revenue for 2015, from 8.2% in 2014 due to a decrease in our average age of equipment partially offset by increased driver recruiting costs.

For the year ended December 31, 2014, operations and maintenance decreased $2.8 million, or 5.6%, compared with 2013.  As a percentage of total revenue, operations and maintenance decreased to 6.6% of total revenue in 2014, from 7.3% in 2013.  As a percentage of freight revenue, operations and maintenance decreased to 8.2% of freight revenue for 2014, from 9.3% in 2013. These decreases were primarily the result of reduced parts and vehicle maintenance expense related to the fleet reduction, removing older, higher maintenance units from the fleet, and a decline in the average age of our revenue equipment, partially offset by increased driver recruiting costs.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Revenue equipment rentals and purchased transportation	$118,583	$111,772	$102,954
% of total revenue	16.4%	15.5%	15.0%
% of freight revenue	18.5%	19.3%	19.1%

Revenue equipment rentals and purchased transportation increased approximately $6.8 million, or 6.1%, for the year ended December 31, 2015, compared with 2014.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 16.4% of total revenue for the year ended December 31, 2015, from 15.5% in 2014.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 18.5% of freight revenue for the year ended December 31, 2015, from 19.3% in 2014. These changes were primarily the result of a $14.4 million increase in payments to third-party transportation providers related to increased revenues at our Solutions subsidiary, growth of our temperature-controlled intermodal service offering and an increase in payments to independent contractors, which comprised a larger percentage of our total fleet.  These increases were partially offset by a decrease in leased equipment rental payments and by lower fuel surcharge pass-through payments to independent contractors and third party carriers.  For the year ended December 31, 2015, miles run by independent contractors increased to 9.0% of our total miles from 8.2% for 2014, and tractors under operating leases decreased to 115 units from 150 units in 2014.  We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through purchases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow our Solutions and intermodal service offerings.

For the year ended December 31, 2014, revenue equipment rentals and purchased transportation increased approximately $8.8 million, or 8.6%, compared with 2013.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 15.5% of total revenue for the year ended December 31, 2014, from 15.0% in 2013.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 19.3% of freight revenue for the year ended December 31, 2014, from 19.1% in 2013. These increases were primarily the result of a $12.4 million increase in payments to third-party transportation providers related to increased revenues at our Solutions subsidiary and growth of our temperature-controlled intermodal service offering.  These increases were partially offset by a decrease in leased equipment rental payments and a decrease in payments to independent contractors, which comprised a smaller percentage of our total fleet in 2014. For the year ended December 31, 2014, miles run by independent contractors decreased to 8.2% of our total miles from 9.2% for 2013 and tractors under operating leases decreased to 150 units from 650 units in 2013.

This expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Solutions, and tractors, trailers, and other assets financed with operating leases.  In addition, factors such as the cost to obtain third party transportation services, and growth of our intermodal service offerings, and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category.  If industry-wide trucking capacity were to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Operating taxes and licenses	$11,016	$10,960	$10,969
% of total revenue	1.5%	1.5%	1.6%
% of freight revenue	1.7%	1.9%	2.0%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Insurance and claims	$31,909	$39,594	$30,305
% of total revenue	4.4%	5.5%	4.4%
% of freight revenue	5.0%	6.8%	5.6%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased approximately $7.7 million, or 19.4%, for year ended December 31, 2015, compared to 2014.  As a percentage of total revenue, insurance and claims decreased to 4.4% of total revenue for the year ended December 31, 2015, from 5.5% in 2014.  As a percentage of freight revenue, insurance and claims decreased to 5.0% of freight revenue for the year ended December 31, 2015, from 6.8% in 2014. These decreases are primarily related to the difference between the approximately $7.5 million of additional reserves related to the adverse judgment in 2014 regarding a 2008 cargo claim compared with the $3.6 million benefit in the second quarter of 2015 from commutation of our auto liability policy for the period from April 1, 2013, through September 30, 2014. Excluding the 2008  cargo claim, insurance and claims cost per mile decreased to 9.6 cents per mile in 2015 from 9.9 cents per mile in 2014.

For the year ended December 31, 2014, insurance and claims increased approximately $9.3 million, or 30.7%, for year ended December 31, 2014, compared to 2013.  As a percentage of total revenue, insurance and claims increased to 5.5% of total revenue for the year ended December 31, 2014, from 4.4% in 2013.  As a percentage of freight revenue, insurance and claims increased to 6.8% of freight revenue for the year ended December 31, 2014, from 5.6% in 2013. These increases are primarily related to approximately $7.5 million charge relating to the 2008 cargo claim. Excluding this cargo claim, insurance and claims cost per mile increased to 9.9 cents per mile in 2014 from 9.1 cents per mile in 2013, primarily due to a decline in safety performance, as measured by accidents per million miles, partially offset by a reduction in loss development factors resulting from more disciplined claims management.

Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts.  The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers.  This is referred to as "commuting" the policy or "policy commutation."  In several past periods, including the policy period from April 1, 2013, through September 30, 2014, we have commuted the policy, which has lowered our insurance and claims expense. We are also self-insured for physical damage to our equipment.  Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations.  In relation to the 2008 cargo claim reserve, the judgement was partially reversed and the proceedings were remanded to the district court for further factual determinations. If these further proceedings are resolved favorably to us, any reduction of the accrual could reduce insurance and claims expense in the period in which the claim is resolved.  On the other hand, if we are not successful in such a finding or mediation, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest.  We periodically evaluate strategies to efficiently reduce our insurance and claims expense, which in the past has included the commutation of our auto liability insurance policy.  We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense.

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Communications and utilities	$6,162	$5,806	$5,240
% of total revenue	0.9%	0.8%	0.8%
% of freight revenue	1.0%	1.0%	1.0%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
General supplies and expenses	$14,007	$16,950	$16,002
% of total revenue	1.9%	2.4%	2.3%
% of freight revenue	2.2%	2.9%	3.0%

For the year ended December 31, 2015, general supplies and expenses decreased approximately $2.9 million, or 17.4%, compared with 2014. As a percentage of total revenue, general supplies and expenses decreased to 1.9% of total revenue for the year ended December 31, 2015, from 2.4% in 2014. As a percentage of freight revenue, general supplies and expenses decreased to 2.2% of freight revenue for the year ended December 31, 2015, from 2.9% in 2014. These decreases are primarily the result of the approximately $1.2 million reversal of deferred rent expense and reduced building rent expense related to the purchase of our previously leased Chattanooga headquarters property.

The change in general supplies and expenses for the year ended December 31, 2014 as compared to 2013 was not significant as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Depreciation and amortization	$61,384	$46,384	$43,694
% of total revenue	8.5%	6.5%	6.4%
% of freight revenue	9.6%	8.0%	8.1%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets offset or increased, as applicable by gains or losses on dispositions of capital assets.  Depreciation and amortization in 2015 increased $15.0 million, or 32.3%, compared with 2014.  As a percentage of total revenue, depreciation and amortization increased to 8.5% of total revenue for the year ended December 31, 2015 compared to 6.5% for 2014.  As a percentage of freight revenue, depreciation and amortization increased to 9.6% of freight revenue for the year ended December 31, 2015, from 8.0% in 2014. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $13.0 million in 2015 from 2014, primarily as a result of new equipment and an increase in owned tractors of approximately 500 due to a reduction in use of operating leases to finance revenue equipment. Gains on the disposal of property and equipment, totaling $0.6 million in 2015, were $2.0 million lower than 2014 due to the number, type, and mileage of the equipment sold.  Additionally, depreciation increased and gains on the disposal of property and equipment decreased as a result of the softening of the used tractor market during the latter portion of the year.  We expect to see an increase in depreciation and amortization going forward as a result of our expected increase in acquisition of revenue equipment through purchases and capital leases rather than operating leases and as a result of our purchase of our corporate headquarters, executed in August 2015. Additionally, if the used tractor market remains soft it could result in lower gains than we’ve experienced in the prior years, thereby increasing our depreciation and amortization expense.

For the year ended December 31, 2014, depreciation and amortization increased $2.7 million, or 6.2%, compared with 2013.  As a percentage of total revenue, depreciation and amortization remained relatively even with 2013 at 6.5% of total revenue for the year ended December 31, 2014 compared to 6.4% for 2013.  As a percentage of freight revenue, depreciation and amortization decreased slightly to 8.0% of freight revenue for the year ended December 31, 2014, from 8.1% in 2013. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $4.7 million in 2014 from 2013, primarily because owned tractors increased by approximately 500 due to a reduction in use of operating leases to finance revenue equipment as well the increased cost of new tractors. Gains on the disposal of property and equipment, totaling $2.7 million in 2014, were $1.9 million higher than 2013 due to the type and mileage of the equipment sold.  We expect to see an increase in depreciation and amortization going forward as a result of our expected increase in acquisition of revenue equipment through purchases rather than operating leases.

Other expense, net

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Other expense, net	$8,445	$10,794	$10,397
% of total revenue	1.2%	1.5%	1.5%
% of freight revenue	1.3%	1.9%	1.9%

Other expense, net includes interest expense, interest income, and other miscellaneous non-operating items, which decreased approximately $2.3 million, or 21.8%, for the year ended December 31, 2015, compared with 2014.  As a percentage of total revenue, other expense, net remained relatively even with 2014 at 1.2% for the year ended December 31, 2015 compared to 1.5% for the year ended December 31, 2014.  As a percentage of freight revenue, other expense, net decreased to 1.3% of freight revenue for the year ended December 31, 2015 from 1.9% for the year ended December 31, 2014. These decreases are primarily the result of the repayments of debt and capital leases from the proceeds of our late November 2014 follow-on stock offering partially offset by the increase in debt at a lower average interest rate related to the August 2015 purchase of our corporate headquarters.

For the year ended December 31, 2014, other expense, net, decreased approximately $0.4 million, or 3.8%, for the year ended December 31, 2014, compared with 2013.  As a percentage of total revenue, other expense, net remained even with 2013 at 1.5% for the year ended December 31, 2014.  As a percentage of freight revenue, other expense, net remained even with 2013 at 1.9% of freight revenue for the year ended December 31, 2014.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Equity in income of affiliate

	Year ended December 31,
(in thousands)	2015	2014	2013
Equity in income of affiliate	$4,570	$3,730	$2,750

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the years ended December 31, 2015 and 2014, the increase in TEL's contributions to our results is due to their growth in both leasing and truck sales.  Given TEL's growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, including the recent softening of the used tractor market, we expect the impact on our earnings resulting from our investment and TEL's profitability to moderate over the next twelve months.  Additionally, should we exercise our option to purchase the remaining 51% of TEL, the consolidation of TEL's results and balance sheet would provide for a significant fluctuation to our presentation and amounts reported. The extent of such fluctuation could depend on a number of factors, including the exercise price, the amount of TEL's debt upon exercise, how TEL is financing their fleet of tractors and trailers (which would impact depreciation, amortization, and revenue equipment rentals), and compensation and benefits at TEL.

Income tax expense

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Income tax expense	$21,822	$14,774	$7,503
% of total revenue	3.0%	2.1%	1.1%
% of freight revenue	3.4%	2.6%	1.4%

Income tax expense increased approximately $7.0 million, or 47.7%, for the year ended December 31, 2015, compared with 2014.  As a percentage of total revenue, income tax expense increased to 3.0% of total revenue for 2015 from 2.1% in 2014.  As a percentage of freight revenue, income tax expense increased to 3.4% of freight revenue for 2015 compared to 2.6% in 2014. These increases were primarily related to the $31.3 million increase in the pre-tax income in 2015 compared to 2014 resulting from the improvements in operating income noted above, a one-time federal income tax credit of approximately $4.7 million, and the increase in the contribution from TEL's earnings.

For the year ended December 31, 2014, income tax expense increased approximately $7.3 million, or 96.9%, for the year ended December 31, 2014, compared with 2013.  As a percentage of total revenue, income tax expense increased to 2.1% of total revenue for 2014 from 1.1% in 2013.  As a percentage of freight revenue, income tax expense increased to 2.6% of freight revenue for 2014 compared to 1.4% in 2013. These increases were primarily related to the $19.8 million increase in the pre-tax income in 2014 compared to 2013 resulting from the improvements in operating income noted above and the increase in the contribution from TEL's earnings.

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

RESULTS OF SEGMENT OPERATIONS

We have one reportable segment, asset-based truckload services, which we refer to as Truckload. In addition, our Solutions subsidiary has service offerings ancillary to our asset-based Truckload services, including: freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide and accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other."  The operation of each of these businesses is described in our notes to Item 1 of Part 1 of this Annual Report on Form 10-K.

"Unallocated Corporate Overhead" includes costs that are incidental to our activities and are not specifically allocated to one of the segments. The following table summarizes financial and operating data by segment:

	Year ended December 31,
(in thousands)	2015	2014	2013
Revenues:
Truckload	$655,918	$663,001	$644,403
Other	68,322	55,979	40,146
Total	$724,240	$718,980	$684,549
Operating Income (loss):
Truckload	$74,107	$54,151	$27,746
Other	5,768	3,894	1,271
Unallocated Corporate Overhead	(12,093)	(18,399)	(8,623)
Total	$67,782	$39,646	$20,394

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Our Truckload revenue decreased $7.1 million, as freight revenue increased $49.6 million and fuel surcharge revenue decreased $56.7 million. The increase in freight revenue relates to an increase in average freight revenue per tractor per week of 5.0% compared to 2014 and a $4.6 million increase in freight revenue contributed by our temperature-controlled intermodal service offering, as well as an increase in our average tractor fleet of 3.5% from 2014. The increase in average freight revenue per tractor per week is the result of a 5.7% increase, or 9.1 cents per mile, in average rate per total mile partially offset by a 0.6% decrease in average miles per unit when compared to 2014.  Additionally, team driven units increased approximately 13.6% to an average of approximately 950 teams in 2015 compared to approximately 840 in 2014.

Our Truckload operating income was $20.0 million higher in 2015 than  2014 due to the abovementioned increase in freight revenue.  Additionally, operating costs per mile, net of fuel surcharge revenue, decreased primarily due to reduced workers’ compensation expense and operations and maintenance expense partially offset by increased salaries, wages, and related expenses (which was primarily due to a higher percentage of our fleet being comprised of team-driven tractors, as well as driver and nondriver employee pay increases since the same 2014 period), increased net fuel expense, and increased capital costs.

Other total revenue increased $12.3 million in 2015 compared to 2014 and operating income increased $1.9 million for the same period. These improvements are primarily the result of additional peak season freight opportunities during the fourth quarter of 2015, improved coordination with our Truckload segment, and additional business from new customers added during the year.

The reduction in unallocated corporate overhead primarily includes $3.6 million in return of previously expensed insurance premiums for the commutation of our primary auto liability policy for the period of April 1, 2013, through September 30, 2014, and the $1.4 million reduction in fuel expense related to the ineffective fuel hedge contracts fulfilled in 2015 that were deemed to be ineffective on a prospective basis in 2014.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Our Truckload revenue increased $18.6 million, as freight revenue increased $23.8 million and fuel surcharge revenue decreased $5.2 million. The increase in freight revenue resulted largely from a more favorable rate and demand environment, reflected by an increase in average freight revenue per tractor per week of 10.7% compared to 2013, and a $4.1 million increase of freight revenue contributed from our temperature-controlled intermodal service, partially offset by a decrease in our average tractor fleet of 6.1% from 2013 as well as the first quarter challenges of the harsh winter weather and the unfavorable impact of the February 2014 implementation of our enterprise management system at our SRT subsidiary.  Additionally, 5.1% of our fleet lacked drivers during 2014, compared with approximately 4.8% during 2013.

Our Truckload operating income was $26.4 million higher in 2014 than 2013 due to higher freight revenue per tractor per week, partially offset by $7.5 million of additional reserves related to a 2008 cargo claim.  Additionally, net fuel costs were lower due to improved miles per gallon due to new engine technology, improved fuel surcharge recovery, and improved fuel pricing, in each case, net of gains and losses on fuel hedging contracts, partially offset by an increase in operating costs per mile net of surcharge revenue primarily due to higher wages and capital costs.

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

The fluctuation in unallocated corporate overhead is primarily the result of increased incentive compensation, headcount, claims development above the subsidiaries' retention, and expense related to the ineffective fuel hedging contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $46.4 million and $40.9 million at December 31, 2015 and 2014, respectively.  Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

As of December 31, 2015, we had $3.0 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $31.4 million, and available borrowing capacity of $60.6 million under the Credit Facility.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

With an average tractor fleet age of 1.7 years, we believe we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.

Cash Flows

Net cash flows provided by operating activities were $85.5 million in 2015 compared with $73.7 million in 2014 primarily due to net income of $42.1 million in 2015 compared to $17.8 million in 2014, an increase in depreciation and amortization due to more expensive revenue equipment and having more owned units, the 2014 insurance reserves increase of $7.5 million stemming from a cargo loss in 2008, and the 2015 return of $5.0 million which we previously provided to certain of our derivative counterparties related to the net liability position of certain of its fuel derivative instruments.  A portion of the net income fluctuation relates to a $3.6 million pre-tax reduction in insurance and claims expense recorded in the second quarter of 2015 associated with commuting two auto liability policies. The insurer did not remit the premium refund directly to the Company, but instead applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2015; however there was no corresponding cash flow effect. The cash flow effects are being realized over the 36 month term of the policy as the portion of the premiums covered by the credit would have been due absent the credit.  These increases were partially offset by an increase in accounts receivable primarily related to increased year-over-year end-of-year seasonal freight revenue for our Truckload segment and for our Solutions subsidiary, including its accounts receivable factoring business.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payments on our accrued expenses in the 2015 period compared to the 2014 period as well as increased incentive compensation accruals for achievement of 2015 performance targets and the timing of those payment.

Net cash flows used in investing activities were $147.7 million in 2015 compared with $84.6 million in 2014.  The $63.1 million increase in net investing activities was attributable primarily to the purchase of our corporate headquarters property in Chattanooga, Tennessee during August 2015 for approximately $35.5 million, as well as a $21.3 million increase in assets held for sale due to the timing of dispositions of used revenue equipment (most of which relates to 350 tractors under contract to be sold in the first quarter of 2016).  During 2016 we plan to take delivery of approximately 845 new company tractors and dispose of approximately 800 used tractors in addition to the 350 used tractors held for sale.  This compares to the approximately  815 new company tractors we took delivery of and the approximately 450  used tractors we disposed of during 2015.

Net cash flows provided by financing activities were $45.4 million in 2015 compared with $22.9 million in 2014.  The increase was attributable to increased borrowing to fund our headquarters purchase, growth of accounts receivable, and stock repurchase as well as the impact of deferring receipt of proceeds of 350 tractors held for sale, partially offset by the proceeds from our 2014 follow on stock offering.

Material Debt Agreements

We and substantially all of our subsidiaries (collectively, the "Borrowers") are parties to a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility is a $95.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million, subject to Lender acceptance of the additional funding commitment.  The Credit Facility includes, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

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

New Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $40,000,000.50%		1.50%	1.50%
II	≤ $40,000,000 but > $20,000,000.75%		1.75%	1.75%
III	≤ $20,000,000	1.00%	2.00%	2.00%

Prior Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $75,000,000.50%		1.50%	1.50%
II	≤ $75,000,000 but > $50,000,000.75%		1.75%	1.75%
III	≤ $50,000,000 but > $25,000,000	1.00%	2.00%	2.00%
IV	≤ $25,000,000	1.25%	2.25%	2.25%

In exchange for these amendments, we agreed to pay fees of $0.2 million. Based on availability as of December 31, 2015, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $3.0 million of borrowings outstanding under the Credit Facility as of December 31, 2015, undrawn letters of credit outstanding of approximately $31.4 million, and available borrowing capacity of $60.6 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2015 terminate in January 2016 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2016 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $215.5 million are cross-defaulted with the Credit Facility. Additionally, a portion of our fuel hedging contracts totaling $27.3 million at December 31, 2015, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender.  Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. See Note 13 for further information about the interest rate swap.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual cash obligations and commitments as of December 31, 2015:

Payments due by period: (in thousands)	Total	2016 (less than 1 year)	2017 (1-3 years)	2018 (1-3 years)	2019 (3-5 years)	2020 (3-5 years)	More than 5 years
Revenue equipment and property installment notes, including interest (1)	$267,633	$47,605	$46,792	$63,195	$36,725	$35,995	$37,321
Operating leases (2)	$17,867	$8,430	$5,489	$2,887	$995	$66	$-
Capital leases (3)	$16,227	$4,485	$1,656	$1,656	$1,656	$3,878	$2,896
Lease residual value guarantees	$3,968	$-	$-	$-	$2,961	$1,007	$-
Purchase obligations (4)	$145,584	$145,584	$-	$-	$-	$-	$-
Total contractual cash obligations (5)	$451,279	$206,104	$53,937	$67,738	$42,337	$40,946	$40,217

(1)
Represents principal and interest payments owed at December 31, 2015. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates, except for a variable rate real estate note, for which the interest rate is effectively fixed through an interest rate swap. The table assumes these installment notes are held to maturity. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(2)
Represents future monthly rental payment obligations under operating leases for tractors, trailers, and terminal properties, and computer and office equipment. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time.  The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. These leases generally run for a period of three to five years for tractors and five to seven years for trailers. Refer to Note 8, "Leases" of the accompanying consolidated financial statements for further information.

(3)
Represents principal and interest payments owed at December 31, 2015.  The borrowings consist of capital leases with one finance company, with fixed borrowing amounts and fixed interest rates. Borrowings in 2016 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(4)
Represents purchase obligations for revenue equipment totaling approximately $145.6 million in 2016. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 7 and 8, "Debt" and "Leases," respectively, of the accompanying consolidated financial statements for further information.

(5)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.

Off-Balance Sheet Arrangements

Operating leases are an important source of financing for our revenue equipment and certain real estate.  At December 31, 2015, we had financed 115 tractors and 2,239 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $12.4 million in 2015, compared with $21.0 million in 2014, primarily due to repayments of debt and leases with proceeds from our follow-on stock offering in late November 2014. The total value of remaining payments under operating leases as of December 31, 2015, was approximately $17.7 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The residual guarantees expire between August 2018 and February 2019 and had an undiscounted value of approximately $4.0 million at December 31, 2015.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $18.6 million of December 31, 2015.  We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would equal or exceed the payment obligation on substantially all operating leases.

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

Revenue generated by our Solutions subsidiary is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Solutions revenue includes $2.4 million, $2.3 million, and $1.7 million of revenue in 2015, 2014, and 2013, respectively, related to an accounts receivable factoring business started in 2013 to supplement several aspects of our non-asset operations. Revenue for this business is recognized on a net basis, given we are acting as an agent and are not the primary obligor in these transactions.

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

In 2015, 2014, and 2013, we generated net gains on revenue equipment, including assets held for sale, of $0.6 million, $2.7 million, and $0.8 million, respectively.  We review salvage values of our revenue equipment annually and make adjustments periodically, based on trends in the used equipment market, to reflect updated estimates of fair value at disposal.

We lease certain revenue equipment under capital leases with terms of approximately 60 to 84 months. Amortization of leased assets is included in depreciation and amortization expense.

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

Goodwill and Other Intangible Assets

We classify intangible assets into two categories: (i) intangible assets with definite lives subject to amortization and (ii) goodwill. We have no goodwill on our consolidated balance sheet for the years ended December 31, 2015 and 2014.  We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

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

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. Our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

●	auto liability - $1.0 million
●	workers' compensation - $1.3 million
●	cargo - $0.3 million
●	employee medical - $0.4 million
●	physical damage - 100%

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers were $0.1 million or less at December 31, 2015 and 2014, respectively, and are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $0.6 million at December 31, 2015 and 2014, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

We also make judgements regarding the ultimate benefit versus risk to commuting certain periods within our auto liability policy.  If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund. In April 2015, we commuted two liability policies for the period from April 1, 2013 through September 30, 2014, such that we are now responsible for any claim that occurred during that period up to $20.0 million, should such a claim develop.  We recorded a $3.6 million reduction in insurance and claims expense in the second quarter of 2015 related to the commutation. The insurer did not remit the premium refund directly to the Company, but rather applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2015. As a result of the commutation and the Company’s improved safety statistics over the prior policy, the Company received favorable premium pricing for the upcoming three year policy period, which we expect will reduce the fixed portion of insurance expense going forward.

Effective April 2015, we entered into a new auto liability policies with a three-year term.  The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the three-year period ended March 31, 2018. The policy includes a policy release premium refund of up to $14.7 million, less any amounts paid on claims by the insurer, from October 1, 2014 through March 31, 2018, if we were to commute the policy for the entire three years. A decision with respect to commutation of the policy cannot be made before April 1, 2018, unless both we and the insurance carrier agree to a commutation prior to the end of the policy term. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation, and accordingly, no related amounts were recorded at December 31, 2015.

If claims development factors that are based upon historical experience change by 10%, our claims accrual as of December 31, 2015, would change by approximately $3.9 million.

Lease Accounting and Off-Balance Sheet Transactions

We issue residual value guarantees in connection with the operating leases we enter into for certain of our revenue equipment. These leases provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term.  We believe that proceeds from the sale of equipment under operating leases would equal or exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

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

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee. All awards require future service and thus forfeitures are estimated based on historical forfeitures and the remaining term until the related award vests.  For performance-based awards, determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets and requires judgment, including forecasting future financial results. The estimates are revised periodically based on the probability and timing of achieving the required performance targets and adjustments are made as appropriate. Awards that are only subject to time vesting provisions are amortized using the straight-line method.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts,  accounts payable, debt, and an interest rate swap. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2015, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 13, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.

Derivative Instruments and Hedging Activities

We periodically utilize derivative instruments to manage exposure to changes in fuel prices and in interest rates.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  We record derivative financial instruments in the balance sheet as either an asset or liability at fair value.  If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. The effective portion of changes in the fair value of derivatives are recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion is recorded in other income or expense.

Recent Accounting Pronouncements

Accounting Standards adopted

On November 20, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-17. This standard requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company has elected to early adopt this standard effective December 31, 2015, on a retrospective basis and reclassified $14.7 from net current deferred income tax assets to a reduction of net deferred income tax liabilities as of December 31, 2014.

Accounting Standards not yet adopted

On May 28, 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued converged guidance on recognizing revenue in contracts with customers. The new guidance establishes a single core principle in the ASU No. 2014-09, which is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. In August 2015, ASU 2015-14 was issued which deferred the effective date of ASU 2014-09 to fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

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

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, and, in August 2015, issued ASU 2015-15.  These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts.  The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement.  The recognition and measurement guidance for debt issuance costs are not affected by these ASUs.  These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years with early adopting permitted.  The Company will adopt this standard for the fiscal year 2016. Adoption of this standard will result in the reclassification of approximately $0.7 million from other assets to long-term notes payable as of December 31, 2015.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past four years, the most significant effects of inflation have been on revenue equipment prices, health care prices, driver wages, and fuel prices. New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices.  The cost of fuel has been extremely volatile over the last several years, with costs decreasing significantly in both 2015 and 2014 after trending upward in 2013, 2012, and 2010 following a reprieve in 2009 from the record high prices in 2008. We believe at least some of this volatility reflects the fluctuations in the U.S. dollar and global demand for petroleum products, unrest in certain oil-producing countries, improved fuel efficiency due to technological advancements, and an increase in domestic supply.  We have attempted to limit the effects of inflation through certain cost control efforts and limiting the effects of fuel prices through fuel surcharges. Fluctuations in the price or availability of fuel, as well as hedging activities, surcharge collection, the percentage of freight we obtain through brokers, and the volume and terms of diesel fuel purchase commitments may increase our costs of operation, which could materially and adversely affect our profitability.  Health care prices have increased faster than general inflation and affect us through premium payments and our self-insured retention.  The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past three years, and this trend may continue as additional government regulations constrain industry capacity.

SEASONALITY

Over the past three years, we have experienced marked surges in business and profitability during the fourth quarter holiday season, due to our team drivers and customer base. After this surge, revenue generally decreases as customers reduce shipments following the holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more physical damage equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges.

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

COMMODITY PRICE RISK

We engage in activities that expose us to market risks, including the effects of changes in fuel prices and in interest rates.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets and interest rate risk may have on operating results.

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedging contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedging contracts, which we determined to be ineffective on a prospective basis.  Consequently, we recognized approximately $1.4 million reduction and $1.4 million of additional fuel expense in 2015 and 2014, respectively to mark the related liability to market. At December 31, 2015, there were no remaining ineffective fuel hedge contracts thus all remaining fuel hedge contracts continue to qualify as cash flow hedges.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase or decrease in heating oil or diesel per gallon would have a de minimis impact to our net income due to our fuel surcharge recovery and existing fuel hedging contracts. This sensitivity analysis considers that we expect to purchase approximately 49.0 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 77.7% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2015).  Assuming our fuel surcharge recovery is consistent, this leaves 10.9 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because the majority of our fuel hedging contracts were established prior to the recent decline in diesel fuel prices, we have not been able to realize the cost savings resulting from such decline to the same extent we would have had we not entered into our hedging contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at December, 2015, of approximately $1.1 million, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.3 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the year ended December 31, 2015, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive loss as of December 31, 2015, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $250.7 million of debt and capital leases, we had $34.3 million of variable rate debt outstanding at December 31, 2015, including both our Credit Facility and a real-estate note, of which $27.7 million was hedged with the aforementioned interest rate swap agreement at 4.2%. At December 31, 2014, of our total $202.3 million of debt, we had $3.4 million of variable rate debt outstanding, including our Credit Facility and a real-estate note. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2015 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2015 and 2014, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2015, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm as of December 31, 2015 and 2014, and for each of the years in the three year period ended December 31, 2015 are set forth at pages 61 through 89 elsewhere in this report.

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

Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on the framework in the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this From 10-K, has issued a report on the Company's internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

On February 25, 2016, the Company ("Parent") and its direct and indirect wholly owned subsidiaries, Covenant Transport, Inc., a Tennessee corporation ("CTI"), CTG Leasing Company, a Nevada corporation ("CTGL"), Southern Refrigerated Transport, Inc., an Arkansas corporation ("SRT"), Covenant Asset Management, LLC, a Nevada limited liability company ("CAM"), Covenant Transport Solutions, Inc., a Nevada corporation ("CTS"), and Star Transportation, Inc., a Tennessee corporation ("ST", collectively with CAM, CTI, CTGL, SRT, and CTS, the "Borrowers" and individually a "Borrower"), Driven Analytic Solutions, LLC, a Nevada limited liability company ("DAS"), and Covenant Properties, LLC, a Nevada limited liability company ("CPI", collectively with Parent and DAS the "Guarantors" and individually a "Guarantor") entered into the Twelfth Amendment to Third Amended and Restated Credit Agreement (the "Twelfth Amendment") with Bank of America, N.A., as agent for the Lenders (in such capacity, the "Agent"), and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"), which amended that certain Third Amended and Restated Credit Agreement, dated September 23, 2008, by and among the Company, the Borrowers, the Agent, and the Lenders, as amended from time to time (the "Credit Agreement").  The Twelfth Amendment amended the Credit Agreement to permit up to $45.0 million of repurchases of our common stock between September 2008 and the September 2018 maturity of the Credit Agreement, provided that, after giving effect to the availability block and repurchases, availability at both of the repurchase date and for the average of the preceding 60 days is greater than the greater of 25% of the revolver commitment or $23.75 million.

The foregoing summary of the terms and conditions of the Twelfth Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Twelfth Amendment, a copy of which will be filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement is not incorporated by reference.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2015, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	2,500(1) 329,852 (2)	$ $	12.79 -	- 734,150
Equity compensation plans not approved by security holders	-		-	-
Total	332,352		$12.79	734,150

(1)	Stock options granted under our 2003 Incentive Plan.
(2)	Restricted shares granted under the 2006 Omnibus Incentive Plan, as amended.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm	61
		Consolidated Balance Sheets	62
		Consolidated Statements of Operations	63
		Consolidated Statements of Comprehensive Income	64
		Consolidated Statements of Stockholders' Equity	65
		Consolidated Statements of Cash Flows	66
		Notes to Consolidated Financial Statements	67

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below and on the Exhibit Index appearing at the end of this report.  Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)		Exhibits.

		The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit Number	Reference	Description
3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
3.2		Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011)
4.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007)
4.2		Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011)
10.1	*
Form of Indemnification Agreement between Covenant Transport, Inc. and each officer and director, effective May 1, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed August 5, 2004)

10.2	*	Form of Restricted Stock Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q, filed August 9, 2006)
10.3	*	Form of Restricted Stock Special Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q, filed August 9, 2006)
10.4	*	Form of Incentive Stock Option Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q, filed August 9, 2006)
10.5		Form of Lease Agreement (Open End) used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed August 11, 2008)
10.6		Amendment to Lease Agreement (Open End) used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed August 11, 2008)
10.7		Form of Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, filed August 11, 2008)
10.8		Amendment to Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, filed August 11, 2008)

10.9
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

10.10	*	Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed April 19, 2013)
10.11
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 27, 2009, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 15, 2009)

10.12
Second Amendment to Third Amended and Restated Credit Agreement, dated February 25, 2010, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Textron Financial Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 17, 2010)

10.13
Third Amendment to Third Amended and Restated Credit Agreement, dated July 30, 2010, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2010)

10.14
Fourth Amendment to Third Amended and Restated Credit Agreement, dated August 31, 2010, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 9, 2010)

10.15
Fifth Amendment to Third Amended and Restated Credit Agreement, dated September 1, 2011, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed October 28, 2011)

10.16
Sixth Amendment to Third Amended and Restated Credit Agreement, dated effective as of October 24, 2011, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K, filed October 28, 2011)

10.17
Seventh Amendment to Third Amended and Restated Credit Agreement, dated effective as of March 29, 2012, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed April 2, 2012)

10.18
Eighth Amendment to Third Amended and Restated Credit Agreement, dated effective as of December 31, 2012, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed January 31, 2013)

10.19
Ninth Amendment to Third Amended and Restated Credit Agreement  and Related Security Documents, dated effective as of August 6, 2014, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 13, 2014)

10.20
Tenth Amendment to Third Amended and Restated Credit Agreement and Related Security Documents, dated effective as of September 8, 2014, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, Inc., Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed November 13, 2014)

10.21	*	Description of 2015 Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 8, 2015)
10.22	*	Description of Director Compensation Program (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed May 8, 2015)
10.23
Joinder, Supplement and Eleventh Amendment to Third Amended and Restated Credit Agreement, dated effective as of August 6, 2015, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC, Covenant Properties, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2015)

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

COVENANT TRANSPORTATION GROUP, INC.

Date: February 29, 2016	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	February 29, 2016
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	February 29, 2016
Richard B. Cribbs
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ M. Paul Bunn	February 29, 2016
M. Paul Bunn
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	February 29, 2016
Bradley A. Moline
Director

/s/ William T. Alt	February 29, 2016
William T. Alt
Director

/s/ Robert E. Bosworth	February 29, 2016
Robert E. Bosworth
Director

/s/ Herbert J. Schmidt	February 29, 2016
Herbert J. Schmidt
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covenant Transportation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Covenant Transportation Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Covenant Transportation Group Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Covenant Transportation Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Atlanta, Georgia
February 29, 2016

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2015 AND 2014 (In thousands, except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,490	$21,330
Accounts receivable, net of allowance of $1,857 in 2015 and $1,767 in 2014	112,669	95,943
Drivers' advances and other receivables, net of allowance of $1,005 in 2015 and $1,290 in 2014	8,779	5,770
Inventory and supplies	4,004	4,402
Prepaid expenses	8,678	9,028
Assets held for sale	25,626	4,268
Income taxes receivable	8,591	1,309
Total current assets	172,837	142,050

Property and equipment, at cost	596,071	505,345
Less: accumulated depreciation and amortization	(142,022)	(122,854)
Net property and equipment	454,049	382,491

Other assets, net	20,537	14,763

Total assets	$647,423	$539,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$4,698	$-
Accounts payable	12,272	9,623
Accrued expenses	30,143	36,542
Current maturities of long-term debt	39,645	27,824
Current portion of capital lease obligations	4,031	1,606
Current portion of insurance and claims accrual	17,134	17,565
Other short-term liabilities	18,549	7,999
Total current liabilities	126,472	101,159

Long-term debt	196,513	159,531
Long-term portion of capital lease obligations	10,547	13,372
Insurance and claims accrual	22,300	23,173
Deferred income taxes	76,981	59,004
Other long-term liabilities	12,450	13,861
Total liabilities	445,263	370,100
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,922,879 shares issued 15,773,381 shares outstanding as of December 31, 2015; and 15,746,609 issued and outstanding as of December 31, 2014	170	168
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	139,968	141,248
Treasury stock at cost; 149,498 and 0 shares as of December 31, 2015 and 2014, respectively	(3,408)	-
Accumulated other comprehensive loss	(17,544)	(13,101)
Retained earnings	82,950	40,865
Total stockholders' equity	202,160	169,204
Total liabilities and stockholders' equity	$647,423	$539,304

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013 (In thousands, except per share data)

	2015	2014	2013
Revenues
Freight revenue	$640,120	$578,204	$538,933
Fuel surcharge revenue	84,120	140,776	145,616
Total revenue	$724,240	$718,980	$684,549

Operating expenses:
Salaries, wages, and related expenses	244,779	231,761	218,946
Fuel expense	122,160	168,856	186,002
Operations and maintenance	46,458	47,251	50,043
Revenue equipment rentals and purchased transportation	118,583	111,772	102,954
Operating taxes and licenses	11,016	10,960	10,969
Insurance and claims	31,909	39,594	30,305
Communications and utilities	6,162	5,806	5,240
General supplies and expenses	14,007	16,950	16,002
Depreciation and amortization, including gains and losses on disposition of equipment	61,384	46,384	43,694
Total operating expenses	656,458	679,334	664,155
Operating income	67,782	39,646	20,394
Other expenses (income):
Interest expense	8,445	10,807	10,400
Other	-	(13)	(3)
Other expenses, net	8,445	10,794	10,397
Equity in income of affiliate	4,570	3,730	2,750
Income before income taxes	63,907	32,582	12,747
Income tax expense	21,822	14,774	7,503
Net income	$42,085	$17,808	$5,244

Income per share:
Basic income per share:	$2.32	$1.17	$0.35

Diluted income per share:	$2.30	$1.15	$0.35

Basic weighted average shares outstanding	18,145	15,250	14,837

Diluted weighted average shares outstanding	18,311	15,517	15,039

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands)

	2015	2014	2013

Net income	$42,085	$17,808	$5,244

Other comprehensive (loss) income:
Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $8,722, $9,892, and $567 in 2015, 2014 and 2013, respectively	(14,051)	(15,869)	909

Reclassification of cash flow hedge losses (gains) into statement of operations, net of tax of $5,964, $1,206, and $247 in 2015, 2014, and 2013, respectively	9,608	1,935	(396)
Total other comprehensive (loss) income	(4,443)	(13,934)	513

Comprehensive income	$37,642	$3,874	$5,757

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	Stock	(Loss) Income	Earnings	Equity

Balances at December 31, 2012	$143	$24	$90,328	$(13,955)	$320	$17,813	$94,673
Net income	-	-	-	-	-	5,244	5,244
Other comprehensive income	-	-	-	-	513	-	513
Stock-based employee compensation cost	-	-	690	-	-	-	690
Reversal of previously recognized stock-based employee compensation expense	-	-	(409)	-	-	-	(409)
Issuance of restricted shares, net	2	-	(1,878)	1,636	-	-	(240)
Income tax deficit arising from restricted share vesting	-	-	(111)	-	-	-	(111)
Balances at December 31, 2013	$145	$24	$88,620	$(12,319)	$833	$23,057	$100,360
Net income	-	-	-	-	-	17,808	17,808
Other comprehensive loss	-	-	-	-	(13,934)	-	(13,934)
Follow-on stock offering	22	-	51,498	11,464	-	-	62,984
Stock-based employee compensation expense	-	-	1,286	-	-	-	1,286
Exercise of stock options	-	-	190	408	-	-	598
Issuance of restricted shares, net	1	-	(1,180)	447	-	-	(732)
Income tax benefit arising from restricted share vesting	-	-	834	-	-	-	834
Balances at December 31, 2014	$168	$24	$141,248	$-	$(13,101)	$40,865	$169,204
Net income	-	-	-	-	-	42,085	42,085
Other comprehensive loss	-	-	-	-	(4,443)	-	(4,443)
Purchase of treasury stock	-	-	-	(4,994)	-	-	(4,994)
Stock-based employee compensation expense	1	-	1,295	-	-	-	1,296
Exercise of stock options	1	-	1,091	-	-	-	1,092
Issuance of restricted shares, net	-	-	(3,666)	1,586	-	-	2,080
Balances at December 31, 2015	$170	$24	$139,968	$(3,408)	$(17,544)	$82,950	$202,160

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$42,085	$17,808	$5,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,100	774	457
(Realized gain) deferred gain on sales of equipment to affiliate, net	(26)	(33)	81
Depreciation and amortization	62,010	49,043	44,457
Amortization of deferred financing fees	261	256	245
Unrealized (gain) loss on ineffective portion of fuel hedges	(1,454)	1,510	(55)
Return of (issuance of) cash collateral on fuel hedge	5,000	(5,000)	-
Deferred income tax expense	20,701	14,681	8,217
Income tax (benefit) deficit arising from restricted share vesting	-	(834)	111
Casualty premium credit	(3,600)	-	-
Equity in income of affiliate	(4,570)	(3,730)	(2,750)
Gain on disposition of property and equipment	(626)	(2,659)	(763)
Stock-based compensation expense	1,496	1,386	381
Changes in operating assets and liabilities:
Receivables and advances	(28,120)	(16,996)	(4,312)
Prepaid expenses and other assets	2,688	1,680	(2,014)
Inventory and supplies	398	316	(168)
Insurance and claims accrual	(1,304)	9,986	(2,399)
Accounts payable and accrued expenses	(10,562)	5,556	(6,287)
Net cash flows provided by operating activities	85,477	73,744	40,445

Cash flows from investing activities:
Acquisition of property and equipment	(181,963)	(163,679)	(135,896)
Investment in affiliated company	-	-	(500)
Return of investment in affiliated company	-	307	65
Proceeds from disposition of property and equipment	34,287	78,776	51,930
Net cash flows used by investing activities	(147,676)	(84,596)	(84,401)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	4,698	(2,918)	(5,343)
Debt refinancing costs	(242)	(49)	(356)
Payment of minimum tax withholdings on stock compensation	(2,280)	(832)	(340)
Proceeds from borrowings under revolving credit facility	870,432	1,003,195	886,293
Repayments of borrowings under revolving credit facility	(867,430)	(1,010,205)	(879,288)
Repayments of capital lease obligation	(1,718)	(11,492)	(2,186)
Proceeds from issuance of notes payable	113,077	115,364	134,192
Repayments of notes payable	(67,276)	(134,560)	(86,488)
Proceeds from exercise of stock options	1,092	598	-
Proceeds from issuance of stock in follow-on offering, net of offering costs	-	62,984	-
Common stock repurchased	(4,994)	-	-
Income tax benefit (deficit) arising from restricted share vesting	-	834	(111)
Net cash flows provided by financing activities	45,359	22,919	46,373

Net change in cash and cash equivalents	(16,840)	12,067	2,417

Cash and cash equivalents at beginning of year	21,330	9,263	6,846
Cash and cash equivalents at end of year	$4,490	$21,330	$9,263

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$8,371	$10,919	$10,328
Income taxes	$8,112	$571	$320
Equipment purchased under capital leases	$1,318	$4,552	$8,010

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, AND 2013

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Segments

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly-owned subsidiaries offers truckload transportation and brokerage services to customers throughout the continental United States.

We have one reportable segment, our asset-based truckload services ("Truckload").

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long haul, regional, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated service, primarily in the southeastern United States.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a holding company incorporated in the state of  Nevada in 1994, and its wholly-owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC., a Nevada limited liability corporation; CTG Leasing Company, a Nevada corporation; IQS Insurance Retention Group, Inc., a Vermont corporation; Driven Analytic Solutions, LLC, a Nevada limited liability company; and Covenant Properties, LLC., a Nevada limited liability corporation.

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

Revenue generated by our Solutions subsidiary is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Solutions' revenue includes $2.4 million, $2.3 million, and $1.7 million of revenue in 2015, 2014, and 2013, respectively, related to an accounts receivable factoring business started in 2013 to supplement several aspects of our non-asset operations. Revenue for this business is recognized on a net basis after giving effect to receivables payments we make to the factoring client, given we are acting as an agent and are not the primary generator of the factored receivables in these transactions.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2015, 2014, and 2013, our top ten customers generated 45%, 38%, and 34% of total revenue, respectively.  In 2015 and 2014, one customer accounted for more than 10% of our consolidated revenue.  This customer was serviced by both our Truckload segment and our Solutions subsidiary providing for $75.8 million and $82.5 million of total revenue in 2015 and 2014, respectively.  No customer accounted for more than 10% of our consolidated revenue in 2013.  The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 35 and 36 days in 2015 and 2014, respectively.

Included in accounts receivable is $18.9 million and $15.8 million of factoring receivables at December 31, 2015 and 2014, respectively, net of a $0.2 million allowance for bad debts for each respective year.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At December 31, 2015, the retained amounts related to factored receivables totaled $0.4 million and were included in accounts payable in the consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

The following table provides a summary (in thousands) of the activity in the allowance for doubtful accounts for 2015, 2014, and 2013:

Years ended December 31:	Beginning balance January 1,	Additional provisions to allowance	Write-offs and other deductions	Ending balance December 31,

2015	$1,767	$1,100	$(1,010)	$1,857

2014	$1,736	$774	$(743)	$1,767

2013	$1,729	$457	$(450)	$1,736

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

We lease certain revenue equipment under capital leases with terms of approximately 60 to 84 months. Amortization of leased assets is included in depreciation and amortization expense.

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

Goodwill and Other Intangible Assets

We classify intangible assets into two categories: (i) intangible assets with definite lives subject to amortization and (ii) goodwill. We have no goodwill on our consolidated balance sheet for the years ended December 31, 2015 and 2014.  We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

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

Insurance and Other Claims

The primary claims arising against us consist of auto liability (personal injury and property damage), workers' compensation, cargo, commercial liability, and employee medical expenses. Our insurance program involves self-insurance with the following risk retention levels (before giving effect to any commutation of an auto liability policy):

•	auto liability - $1.0 million
•	workers' compensation - $1.3 million
•	cargo - $0.3 million
•	employee medical - $0.4 million
•	physical damage - 100%

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers were $0.1 million or less at December 31, 2015 and 2014, respectively, and are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $0.6 million at December 31, 2015 and 2014, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

We also make judgements regarding the ultimate benefit versus risk to commuting certain periods within our auto liability policy.  If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund. In April 2015, we commuted two liability policies for the period from April 1, 2013 through September 30, 2014, such that we are now responsible for any claim that occurred during that period up to $20.0 million, should such a claim develop.  We recorded a $3.6 million reduction in insurance and claims expense in the second quarter of 2015 related to the commutation. The insurer did not remit the premium refund directly to the Company, but rather applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2015. As a result of the commutation and the Company’s improved safety statistics over the prior policy, the Company received favorable premium pricing for the upcoming three year policy period, which we expect will reduce the fixed portion of insurance expense going forward.

Effective April 2015, we entered into a new auto liability policies with a three-year term.  The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the three-year period ended March 31, 2018. The policy includes a policy release premium refund of up to $14.7 million, less any amounts paid on claims by the insurer, from October 1, 2014 through March 31, 2018, if we were to commute the policy for the entire three years. A decision with respect to commutation of the policy cannot be made before April 1, 2018, unless both we and the insurance carrier agree to a commutation prior to the end of the policy term. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation, and accordingly, no related amounts were recorded at December 31, 2015.

Interest

We capitalize interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million in 2015, 2014, and 2013.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts,  accounts payable, debt, and an interest rate swap. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2015, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 13, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have reflected the net liability after offsetting our deferred tax assets and liabilities in the deferred income taxes line in the accompanying consolidated balance sheets in accordance with our retrospective early adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, as discussed below. We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided as discussed in Note 9.

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

Lease Accounting and Off-Balance Sheet Transactions

We issue residual value guarantees in connection with the operating leases we enter into for certain of our revenue equipment. These leases provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. To the extent the expected value at the lease termination date is lower than the residual value guarantee, we would accrue for the difference over the remaining lease term. We believe that proceeds from the sale of equipment under operating leases would equal or exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments. As leases are entered into, determination as to the classification as an operating or capital lease involves management judgments on residual values and useful lives.

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

Comprehensive Income

Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for 2015, 2014, and 2013 was comprised of the net income plus the unrealized gain or loss on the effective portion of cash flow hedges and the reclassified cash flow hedge gains or losses into earnings.

Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The calculation of diluted earnings per share includes all unexercised options and 0.1 million unvested shares.  A de minimus number of unvested shares have been excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2015, 2014, and 2013, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2015	2014	2013
Numerator:

Net income	$42,085	$17,808	$5,244

Denominator:

Denominator for basic income per share – weighted-average shares	18,145	15,250	14,837
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	161	266	202
Equivalent shares issuable upon conversion of unvested employee stock options	5	1	-
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	18,311	15,517	15,039

Net income per share:
Basic income per share	$2.32	$1.17	$0.35
Diluted income per share	$2.30	$1.15	$0.35

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

Derivative Instruments and Hedging Activities

We periodically utilize derivative instruments to manage exposure to changes in fuel prices and interest rates. At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  We record derivative financial instruments in the balance sheet as either an asset or liability at fair value. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. The effective portion of changes in the fair value of derivatives are recorded in other comprehensive income, and reclassified into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion is recorded in other income or expense.

Reclassifications

The prior year proceeds and repayments of the revolving credit facility have been reclassified in the Consolidated Statement of Cash Flows to conform to the current gross basis presentation.

Recent Accounting Pronouncements

Accounting Standards adopted

In November 2015, the FASB issued ASU No. 2015-17. This standard requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company has elected to early adopt this standard effective December 31, 2015, on a retrospective basis. See Note 9 for further information about the early adoption of this ASU.

Accounting Standards not yet adopted

In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue in contracts with customers. The new guidance establishes a single core principle in ASU No. 2014-09, which provides for recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. In August 2015, ASU 2015-14 was issued which deferred the effective date of ASU 2014-09 to fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

In August 2014, the FASB issued ASU No. 2014-15. This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

In April 2015, the FASB issued ASU 2015-03, and, in August 2015, the FASB issued ASU 2015-15.  These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts.  The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the arrangement.  The recognition and measurement guidance for debt issuance costs are not affected by these ASUs.  These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years with early adopting permitted.  The Company will adopt this standard for the fiscal year 2016. Adoption of this standard will result in the reclassification of approximately $0.7 million from other assets to long-term notes payable as of December 31, 2015.

2.           LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, proceeds of our November 2014 public offering of Class A common stock, and proceeds from the sale of our used revenue equipment in 2015 and 2014. We had working capital (total current assets less total current liabilities) of $46.4 million and $40.9 million at December 31, 2015 and 2014, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of December 31, 2015, we had $3.0 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $31.4 million, and available borrowing capacity of $60.6 million under the Credit Facility.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	December 31,
Hedge derivative liability	2015 (1)	2014 (1)
Fair Value of Derivative	$(28,434)	$(22,720)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(28,434)	$(22,720)
Significant Unobservable Inputs (Level 3)	-	-

(1)	No cash collateral was provided by the Company at December 31, 2015. Excludes cash collateral of $5.0 million provided by the Company to the counterparty at December 31, 2014.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2015, 734,150 of the aforementioned 1,550,000 shares were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $1.3 million, $1.3 million, and $0.3 million in 2015, 2014, and 2013, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.2 million in 2015 and  $0.1 million in 2014 and 2013. All stock compensation expense recorded in 2015, 2014, and 2013 relates to restricted shares granted, as no options were granted during these periods. Associated with stock compensation expense was no income tax benefit, $0.8 million income tax benefit, and $0.1 million income tax deficit in 2015, 2014, and 2013, respectively, related to the exercise of stock options and restricted share vesting, resulting in related changes in taxable income and offsetting changes to additional paid in capital.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 84,138, 39,676, and 53,188 Class A common stock shares, which were withheld at weighted average per share prices of $27.10, $20.97, and $6.41 based on the closing prices of our Class A common stock on the dates the shares vested in 2015, 2014, and 2013, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $2.3 million, $0.8 million, and $0.3 million in 2015, 2014, and 2013, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2015, 2014, and 2013:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2012	764	$6.62

Granted	263	$5.60
Vested	(200)	$8.12
Forfeited	(50)	$5.56
Unvested at December 31, 2013	777	$5.95

Granted	136	$12.27
Vested	(137)	$7.43
Forfeited	(134)	$7.80
Unvested at December 31, 2014	642	$6.60

Granted	63	$28.10
Vested	(246)	$4.97
Forfeited	(129)	$5.38
Unvested at December 31, 2015	330	$12.43

The unvested shares at December 31, 2015 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, and 192,891of these awards vest solely based on continued service, in varying increments between 2016 and 2018. Performance based awards account for 136,961 of the unvested shares at December 31, 2015, of which 75,098 shares have no unrecognized compensation cost as the cost has been fully recognized based on the performance goals having been achieved for the year ended December 31, 2015 and 61,863 shares relate to performance for the years ended December 31, 2016 and 2017 and have $1.2 million of unrecognized compensation cost.

The fair value of restricted share awards that vested in 2015, 2014, and 2013 was approximately $6.5 million, $2.9 million, and $1.2 million, respectively. As of December 31, 2015, we had approximately $2.2 million of unrecognized compensation expense related to 192,891 service-based and 61,863 2016 and 2017 performance-based restricted share awards, which is probable to be recognized over a weighted average period of approximately 25 months. All restricted shares awarded to executives and other key employees pursuant to the Incentive Plan have voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

The following table summarizes our stock option activity for the fiscal years ended December 31, 2014, 2013, and 2012:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2012	333	$15.67	1.5 years	$-

Options granted	-	-
Options exercised	-	-
Options forfeited	(112)	$17.14
Outstanding at December 31, 2013	221	$14.98	1.0 years	$-

Options granted	-	-
Options exercised	(45)	$13.64
Options forfeited	(100)	$21.71
Outstanding at December 31, 2014	76	$14.73	0.5 years	$945

Options granted	-	-
Options exercised	(73)	$14.79
Options forfeited	-	-
Outstanding at December 31, 2015	3	$12.79	0.4 years	$15

Exercisable at December 31, 2015	3	$12.79	0.4 years	$15

5.           PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2015 and 2014 is as follows:

(in thousands)	Estimated Useful Lives	2015	2014
Revenue equipment	3-10 years	$468,693	$418,574
Communications equipment	5-10 years	8,189	8,248
Land and improvements	0-10 years	25,184	18,820
Buildings and leasehold improvements	7-40 years	71,614	37,217
Construction in-progress	-	1,104	2,976
Other	2-7 years	21,287	19,510
		$596,071	$505,345

Depreciation expense was $61.9 million, $49.0 million, and $44.2 million, in 2015, 2014, and 2013, respectively.  The aforementioned depreciation expense excludes net gains on the sale of property and equipment totaling $0.6 million, $2.7 million, and $0.8 million in 2015, 2014, and 2013, respectively, which are presented net in depreciation and amortization expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of approximately 60 to 84 months. At December 31, 2015 and 2014, property and equipment included capitalized leases, which had capitalized costs of $19.4 million and $33.8 million and accumulated amortization of $4.7 million and $10.6 million, respectively.  Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $2.0 million, $3.0 million, and $2.2 million during 2015, 2014, and 2013, respectively.

6.           GOODWILL AND OTHER ASSETS

We have no goodwill on our consolidated balance sheet.

A summary of other assets as of December 31, 2015 and 2014 is as follows:

(in thousands)	2015	2014
Customer relationships	3,490	3,490
Less: accumulated amortization of intangibles	(3,321)	(3,255)
Net intangible assets	169	235
Investment in TEL	16,788	12,192
Other long-term receivables	576	575
Deposits	314	546
Deferred loan costs, net	706	724
Other, net	1,984	491
	$20,537	$14,763

Amortization expenses of intangible assets were $0.1 million, $0.1 million, and $0.2 million for 2015, 2014, and 2013, respectively.  Approximate intangible amortization expense for the next five years is as follows:

(In thousands)
2016	48
2017	35
2018	25
2019	18
2020	43
Thereafter	$-

7.           DEBT

Current and long-term debt consisted of the following at December 31, 2015 and 2014:

(in thousands)	December 31, 2015		December 31, 2014
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$3,002	$-	$-
Revenue equipment installment notes; weighted average interest rate of 3.6% at December 31, 2015, and 3.7% December 31, 2014, due in monthly installments with final maturities at various dates ranging from January 2016 to January 2022, secured by related revenue equipment	38,461	163,387	27,550	155,832
Real estate note; weighted average interest rate of 2.0% and 2.5% at December 31, 2015 and 2014, respectively, due in monthly installments with fixed maturity at December 2018 and August 2035, secured by related real-estate	1,184	30,124	166	3,608
Other note payable, interest rate of 3.0% at December 31, 2014	-	-	108	91
Total debt	39,645	196,513	27,824	159,531
Principal portion of capital lease obligations, secured by related revenue equipment	4,031	10,547	1,606	13,372

Total debt and capital lease obligations	$43,676	$207,060	$29,430	$172,903

We and substantially all of our subsidiaries (collectively, the "Borrowers") are parties to a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility is a $95.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to lender acceptance of the additional funding commitment.  The Credit Facility included, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.

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

New Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $40,000,000.50%		1.50%	1.50%
II	≤ $40,000,000 but > $20,000,000.75%		1.75%	1.75%
III	≤ $20,000,000	1.00%	2.00%	2.00%

Prior Pricing

Level	Average Pricing Availability	Base Rate Loans	LIBOR Loans	L/C Fee
I	> $75,000,000.50%		1.50%	1.50%
II	≤ $75,000,000 but > $50,000,000.75%		1.75%	1.75%
III	≤ $50,000,000 but > $25,000,000	1.00%	2.00%	2.00%
IV	≤ $25,000,000	1.25%	2.25%	2.25%

In exchange for these amendments, we agreed to pay fees of $0.2 million. Based on availability as of December 31, 2015, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $3.0 million of borrowings outstanding under the Credit Facility as of December 31, 2015, undrawn letters of credit outstanding of approximately $31.4 million, and available borrowing capacity of $60.6 million.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2015 terminate in January 2016 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2016 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $215.5 million are cross-defaulted with the Credit Facility. Additionally, a portion of the our fuel hedge contracts totaling $27.3 million at December 31, 2015, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender.  Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%. See Note 13 for further information about the interest rate swap.

As of December 31, 2015, the scheduled principal payments of debt, excluding capital leases for which future payments are discussed in Note 8 are as follows:

(in thousands)
2016	$39,645
2017	40,253
2018	58,735
2019	33,846
2020	34,479
Thereafter	$29,200

8.           LEASES

We have operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment, and we have capital lease commitments for revenue equipment, in each case excluding owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

	Operating	Capital
2016	$8,430	$4,485
2017	5,489	1,656
2018	2,887	1,656
2019	995	1,656
2020	66	3,878
Thereafter	-	2,896
Total minimum lease payments	$17,867	$16,227
Less: amount representing interest		(1,649)
Present value of minimum lease payments		14,578
Less: current portion		(4,031)
Capital lease obligations, long-term		$10,547

A portion of our operating leases of tractors and trailers contain residual value guarantees under which we guarantee a certain minimum cash value payment to the leasing company at the expiration of the lease. We estimate that the undiscounted value of the residual guarantees is approximately $4.0 million at December 31, 2015 and 2014, respectively.  The residual guarantees at December 31, 2015 expire between August 2018 and February 2019. We expect our residual guarantees to approximate the market value at the end of the lease term. Additionally, certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2015	2014	2013
Revenue equipment rentals	$12,611	$20,935	$22,991
Building and lot rentals	2,078	3,561	4,044
Other equipment rentals	340	317	362
	$15,029	$24,813	$27,397

9.           INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013 is comprised of:

(in thousands)	2015	2014	2013
Federal, current	$124	$(94)	$(816)
Federal, deferred	18,185	12,830	7,560
State, current	426	187	102
State, deferred	3,087	1,851	657
	$21,822	$14,774	$7,503

Income tax expense for the years ended December 31, 2015, 2014, and 2013 is summarized below:

(in thousands)	2015	2014	2013
Computed "expected" income tax expense	$22,368	$11,404	$4,462
State income taxes, net of federal income tax effect	2,237	1,075	421
Per diem allowances	2,329	2,304	2,422
Tax contingency accruals	1,599	(104)	(496)
Valuation allowance, net	218	18	684
Tax credits	(7,151)	(112)	(250)
Other, net	222	189	260
Actual income tax expense	$21,822	$14,774	$7,503

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

Tax credits generated at December 31, 2015, consisted of both federal and state tax credits in the amounts of $7.0 million and $0.1 million, respectively.  The federal tax credit included a non-recurring tax credit in the amount of $6.5 million.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Deferred tax assets:
Insurance and claims	$15,495	$16,153
Net operating loss carryovers	15,348	18,347
Tax credits	10,585	1,477
Other	4,730	6,086
Deferred fuel hedge	10,947	8,144
Valuation allowance	(1,219)	(1,001)
Total deferred tax assets	55,886	49,206

Deferred tax liabilities:
Property and equipment	(125,188)	(103,186)
Other	(4,398)	(2,186)
Prepaid expenses	(3,281)	(2,838)
Total net deferred tax liabilities	(132,867)	(108,210)

Net deferred tax liability	$(76,981)	$(59,004)

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to ASC 740, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU.  This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company has elected to early adopt this standard effective December 31, 2015, on a retrospective basis and reclassified $14.7 million from net current deferred income tax assets to net noncurrent deferred income tax liabilities as of December 31, 2014.

The net deferred tax liability of $77.0 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at December 31, 2015 or 2014, except for $1.2 million and $1.0 million, respectively, related to certain state net operating loss carry forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

As of December 31, 2015, we had a $3.2 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.9 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2014, we had a $1.6 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.7 million.  Interest and penalties recognized for uncertain tax positions provided for a $0.2 million, $0.1 million, and a $0.3 million benefit in each of 2015, 2014, and 2013 respectively.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Balance as of January 1,	$995	$1,060	$1,563
Increases related to prior year tax positions	1,737	246	-
Decreases related to prior year positions	-	-	-
Increases related to current year tax positions	-	42	24
Decreases related to settlements with taxing authorities	(182)	(126)	-
Decreases related to lapsing of statute of limitations	(156)	(227)	(527)
Balance as of December 31,	$2,394	$995	$1,060

If recognized, $2.7 million and $1.1 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2015 and 2014, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2012 through 2015 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction.  In the normal course of business, we are also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the more likely than not outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash.  Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution.  We do not expect any significant increases or decreases for uncertain income tax positions during the next year.

Our federal net operating loss carryforwards of $28.6 million, along with a federal alternative minimum tax credit carryforward of $0.3 million are available to offset future federal taxable income, if any, through 2034, while our state net operating loss carryforwards and state tax credits of $122.9 million and $0.3 million, respectively expire over various periods through 2034 based on jurisdiction.

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

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. Under the agreement, we have an option to acquire 100% of TEL until May 31, 2016, by purchasing the majority owners' interest based on a multiple of TEL's average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL's majority owners have the option to acquire our interest based on the same terms detailed above. For the years ended December 31, 2015 and 2014, we sold tractors and trailers to TEL for $6.2 million and $14.0 million, respectively, and received $1.3 million and $1.5 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We reversed previously deferred gains totaling less than $0.1 million for the years ending December 31, 2015 and 2014, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party.  Deferred gains totaling $0.8 million at December 31, 2015 and December 31, 2014, respectively, are being carried as a reduction in our investment in TEL. At December 31, 2015 and 2014, we had accounts receivable from TEL of $5.3 million and $2.2 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL's behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $4.6 million in 2015, $3.7 million in 2014, and $2.8 million in 2013. We received no equity distribution from TEL in 2015, $0.3 million in 2014, and less than $0.1 million in 2013, which was distributed to each member based on its respective ownership percentage in order to satisfy estimated tax payments resulting from TEL's earnings.  The distribution is the result of TEL being a limited liability company and thus its earnings are attributed to its members for tax purposes and are taxed for federal and certain state income on the members' respective tax returns. Our investment in TEL, totaling $16.8 million and $12.2 million at December 31, 2015 and 2014, respectively, is included in other assets in the accompanying consolidated balance sheet.  Our investment in TEL is comprised of the $4.9 million cash investment noted above and our equity in TEL's earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings as noted above and the abovementioned deferred gains on sales of equipment to TEL.

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2015	2014
Current Assets	$14,275	$14,525
Non-current Assets	125,782	64,731
Current Liabilities	29,644	16,733
Non-current Liabilities	84,516	45,687
Total Equity	$25,897	$16,836

(in thousands)	As of the years ended December 31,
	2015	2014	2013
Revenue	$104,838	$90,197	$58,484
Operating Expenses	91,644	79,771	50,878
Operating Income	13,194	10,426	7,606
Net Income	$9,061	$7,564	$5,643

11.           DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board of Directors. We made contributions of $0.8 million in 2015, zero in 2014, and zero in 2013 to the profit sharing and savings plan.

12.           RELATED PARTY TRANSACTIONS

See Note 10 for discussions of the related party transactions associated with TEL.

13.           DERIVATIVE INSTRUMENTS

We engage in activities that expose us to market risks, including the effects of changes in fuel prices and in interest rates.  Financial exposures are evaluated as an integral part of our risk management program, which seeks, from time-to-time, to reduce the potentially adverse effects that the volatility of fuel markets and interest rate risk may have on operating results.

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedge contracts, which we determined to be ineffective on a prospective basis.  Consequently, in 2014, we recognized approximately $1.4 million of additional fuel expense to mark the related liability to market and a $1.4 million reduction of fuel expense during 2015 as the related contracts expired.  At December 31, 2015, there were no remaining ineffective fuel hedge contracts and thus the remaining contracts continue to qualify as cash flow hedges.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at December 31, 2015, of approximately $1.1 million, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.3 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the year ended December 31, 2015, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive loss as of December 31, 2015, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At December 31, 2015, we had forward futures swap contracts on approximately 12.1 million, 12.1 million, and 7.6 million gallons of diesel to be purchased in 2016, 2017, and 2018, respectively, or approximately 25%, 25%, and 15% of our projected annual 2016, 2017, and 2018 fuel requirements, respectively.

The fair value of the contracts that were in effect at December 31, 2015 and 2014, of approximately $27.3 million and $22.7 million, respectively, are included in other liabilities in the consolidated balance sheet, are included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2015, market "spot" prices for ultra-low sulfur diesel peaked at a high of approximately $1.98 per gallon and hit a low price of approximately $0.98 per gallon. During 2014, market spot prices ranged from a high of $3.08 per gallon to a low of $1.58 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $15.3 million, $3.1 million, and $0.6 million were reclassified from accumulated other comprehensive (loss) income to our results of operations for the years ended December 31, 2015, 2014, and 2013, respectively, as additional expense for 2015 and 2014 and as a reduction of expense in 2013, related to losses on fuel hedge contracts that expired.  In addition to the amounts reclassified as a result of expired contracts, we recognized a reduction of fuel expense of  $1.4 million relating to previously recognized fuel expense as a result of the expiration of the fuel hedge contracts for which the fuel hedging relationship was deemed to be ineffective on a prospective basis in 2014.  As a result, the changes in fair value for those contracts were recorded as expense rather than as a component of other comprehensive loss. At December 31, 2015, all fuel hedge contracts were deemed to be effective.

Based on the amounts in accumulated other comprehensive loss as of December 31, 2015 and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $11.2 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception, quarterly, and at December 31, 2015 and 2014, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

We have historically held fuel derivative instruments with a counterparty that required cash collateral when the instruments were in a net liability position.  At December 31, 2015, all instruments with that counterparty were expired. As such, at December 31, 2015, no cash collateral deposits were required by us. At December 31, 2014, $5.0 million cash collateral deposits were provided by us in connection with our outstanding fuel derivative instruments with the counterparty. The cash collateral amounts provided were netted against the fair value of current outstanding derivative instruments.

14.           ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income ("AOCI") is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following tables summarize the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the years ended December 31,			Affected Line Item in the Statement of Operations
	2015	2014	2013
(Losses) gains on cash flow hedges
Commodity derivative contracts	$(15,313)	$(3,141)	$643	Fuel expense
	5,865	1,206	(247)	Income tax expense
	$(9,448)	$(1,935)	$396	Net of tax
Interest rate swap contract	$(259)	$-	$-	Interest expense
	99	-	-	Income tax expense
	$(160)	$-	$-	Net of tax

For additional information about our cash flow hedges, refer to Note 13.

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

We are defendant in a lawsuit that was filed on August 17, 2015 in the Superior Court of the State of California, Los Angeles County.  This lawsuit arises out of the work performed by the plaintiff as a company driver for Covenant Transport during the period of August, 2013 through October, 2014.  Plaintiff is seeking class action certification under the complaint.  The case was removed from state court in September, 2015 to the U.S. District Court in the Central District of California, and subsequently, the case was transferred to the U.S. District Court in the Eastern District of Tennessee on October 5, 2015 where the case is now pending.  The complaint asserts that the time period covered by the lawsuit is "the four (4) years prior to the filing of this action through the trial date" and alleges claims for failure to properly pay for rest breaks, inspection time, waiting time, fueling and paperwork time, meal periods  and other related wage and hour claims under the California Labor Code.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

We had $31.4 million and $34.3 million of outstanding and undrawn letters of credit as of December 31, 2015 and 2014, respectively. The letters of credit are maintained primarily to support our insurance programs.

We had commitments outstanding at December 31, 2015, to acquire revenue equipment totaling approximately $145.6 million in 2016 versus commitments at December 31, 2014 of approximately $116.8 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

(in thousands)
Year Ended December 31, 2015	Truckload	Other	Unallocated Corporate Overhead	Consolidated
Revenue	$655,918	$71,057	$-	$726,975
Intersegment revenue	-	(2,735)	-	(2,735)
Operating income (loss)	74,107	5,768	(12,093)	67,782
Depreciation and amortization (1)	60,138	13	1,233	61,384
Total assets	581,212	26,315	39,896	647,423
Capital expenditures, net (2)	147,896	29	1,069	148,994

Year Ended December 31, 2014
Revenue	$663,001	$59,796	$-	$722,797
Intersegment revenue	-	(3,817)	-	(3,817)
Operating income (loss)	54,151	3,894	(18,399)	39,646
Depreciation and amortization (1)	45,669	59	656	46,384
Total assets	463,900	27,338	48,066	539,304
Capital expenditures, net (2)	87,871	14	1,570	89,455

Year Ended December 31, 2013
Revenue	$644,403	$51,702	$-	$690,327
Intersegment revenue	-	(5,778)	-	(5,778)
Operating income (loss)	27,746	1,271	(8,623)	20,394
Depreciation and amortization (1)	42,848	72	775	43,694
Total assets	402,637	20,883	37,668	461,188
Capital expenditures net (2)	90,336	10	1,630	91,976

(1)	Includes gains and losses on disposition of equipment .
(2)	Includes equipment purchased under capital leases.

17.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(in thousands except per share amounts)
Quarters ended	Mar. 31, 2015(2)	June 30, 2015(3)	Sep. 30, 2015	Dec. 31, 2015

Total revenue	$167,216	$175,451	$173,512	$208,061
Operating income	10,043	18,774	14,629	24,336
Net income	10,227	11,001	7,627	13,230
Basic income per share	0.56	0.60	0.42	0.74
Diluted income per share	0.56	0.60	0.42	0.72

	(in thousands except per share amounts)

Quarters ended	Mar. 31, 2014	June 30, 2014	Sep. 30, 2014 (4)	Dec. 31, 2014

Total revenue	$160,957	$173,654	$177,581	$206,788
Operating income	354	9,056	5,586	24,650
Net income (loss)	(1,374)	3,780	1,857	13,545
Basic (loss) income per share (1)	(0.09)	0.25	0.12	0.84
Diluted (loss) income per share (1)	(0.09)	0.25	0.12	0.82

(1)	Quarter totals do not aggregate to annual results due to the dilution related to the follow-on stock offering.
(2)	Includes $4.7 million after tax one-time federal income tax credit.
(3)	Includes $3.6 million in return of previously expensed insurance premiums for the commutation of our primary auto liability policy for the period of April 1, 2013, through September 30, 2014.
(4)	Includes $7.5 million increase to claims reserves for a 2008 cargo claim.