Form 10-Q
period 2016-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2016-05-10
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 6, 2016).

Class A Common Stock, $.01 par value: 15,833,759 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

ASSETS	March 31, 2016 (unaudited)	December 31, 2015
Current assets:
Cash and cash equivalents	$3,690	$4,490
Accounts receivable, net of allowance of $1,689 in 2016 and $1,857 in 2015	75,124	112,669
Drivers' advances and other receivables, net of allowance of $1,118 in 2016 and $1,005 in 2015	7,341	8,779
Inventory and supplies	4,189	4,004
Prepaid expenses	6,974	8,678
Assets held for sale	1,325	25,626
Income taxes receivable	-	8,591
Total current assets	98,643	172,837

Property and equipment, at cost	603,894	596,071
Less: accumulated depreciation and amortization	(153,394)	(142,022)
Net property and equipment	450,500	454,049

Other assets, net	20,388	19,831
Total assets	$569,531	$646,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$3,776	$4,698
Accounts payable	8,818	12,272
Accrued expenses	23,651	30,143
Current maturities of long-term debt	27,056	39,395
Current portion of capital lease obligations	3,917	4,031
Current portion of insurance and claims accrual	17,500	17,134
Other short-term liabilities	15,995	18,549
Total current liabilities	100,713	126,222

Long-term debt	146,864	196,057
Long-term portion of capital lease obligations	10,224	10,547
Insurance and claims accrual	21,396	22,300
Deferred income taxes	71,027	76,981
Other long-term liabilities	12,207	12,450
Total liabilities	362,431	444,557
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,922,879 shares issued and 15,832,986 shares outstanding as of March 31, 2016 and 15,922,879 shares issued and 15,773,381 shares outstanding as of December 31, 2015	170	170
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	138,280	139,968
Treasury stock at cost; 89,855 and 149,498 shares as of March 31, 2016 and December 31, 2015, respectively	(1,959)	(3,408)
Accumulated other comprehensive loss	(16,162)	(17,544)
Retained earnings	86,747	82,950
Total stockholders' equity	207,100	202,160
Total liabilities and stockholders' equity	$569,531	$646,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2016	2015
Revenue:
Freight revenue	$144,679	$143,335
Fuel surcharge revenue	11,662	23,881
Total revenue	$156,341	$167,216

Operating expenses:
Salaries, wages, and related expenses	57,755	58,253
Fuel expense	23,833	31,894
Operations and maintenance	11,162	10,797
Revenue equipment rentals and purchased transportation	25,098	23,208
Operating taxes and licenses	2,708	2,661
Insurance and claims	6,897	10,769
Communications and utilities	1,477	1,527
General supplies and expenses	3,108	3,682
Depreciation and amortization, including gains and losses on disposition of property and equipment	16,885	14,382
Total operating expenses	148,923	157,173
Operating income	7,418	10,043
Other expenses:
Interest expense	2,295	2,204
Other expenses, net	2,295	2,204
Equity in income of affiliate	850	1,385
Income before income taxes	5,973	9,224
Income tax expense (benefit)	2,176	(1,003)
Net income	$3,797	$10,227

Income per share:
Basic and diluted net income per share	$0.21	$0.56
Basic weighted average shares outstanding	18,147	18,145
Diluted weighted average shares outstanding	18,272	18,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)

	Three months ended March 31, (unaudited)
	2016	2015

Net income	$3,797	$10,227

Other comprehensive income:

Unrealized loss on effective portion of cash flow hedges, net of tax of $2,932 and $1,063 in 2016 and 2015, respectively	(1,803)	(1,712)

Reclassification of cash flow hedge loss into statement of operations, net of tax of $1,994 and $1,304 in 2016 and 2015, respectively	3,185	2,100
Total other comprehensive income	1,382	388

Comprehensive income	$5,179	$10,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited and in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Class A	Class B	Paid-In Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Stockholders' Equity

Balances at December 31, 2015	$170	$24	$139,968	$(3,408)	$(17,544)	$82,950	$202,160
Net income	-	-	-	-	-	3,797	3,797
Other comprehensive loss	-	-	-	-	1,382	-	1,382
Exercise of stock options	-	-	(27)	59	-	-	32
Stock-based employee compensation expense	-	-	304	-	-	-	304
Issuance of restricted shares	-	-	(1,965)	1,390	-	-	(575)
Balances at March 31, 2016	$170	$24	$138,280	$(1,959)	$(16,162)	$86,747	$207,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)

	Three months ended March 31, (unaudited)
	2016	2015
Cash flows from operating activities:
Net income	$3,797	$10,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(123)	90
(Reversal)/Deferral of gain on sales to equity method investee	(43)	66
Depreciation and amortization	16,634	14,506
Gain (loss) on disposition of property and equipment	251	(124)
Amortization of deferred financing fees	77	65
Deferred income tax (benefit) expense	(6,726)	1,662
Unrealized gain on ineffective portion of fuel hedges	-	(340)
Return of cash collateral on fuel hedge	-	2,100
Stock-based compensation expense	304	285
Equity in income of affiliate	(850)	(1,385)
Changes in operating assets and liabilities:
Receivables and advances	47,697	14,091
Prepaid expenses and other assets	2,027	1,801
Inventory and supplies	(185)	84
Insurance and claims accrual	(538)	1,237
Accounts payable and accrued expenses	(10,809)	(7,961)
Net cash flows provided by operating activities	51,513	36,404

Cash flows from investing activities:
Acquisition of property and equipment	(17,394)	(18,264)
Proceeds from disposition of property and equipment	28,593	11,042
Net cash flows provided by (used in) investing activities	11,199	(7,222)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(922)	-
Proceeds from issuance of notes payable	5,971	5,098
Proceeds from the exercise of stock options	32	765
Repayments of notes payable	(74,235)	(37,892)
Repayments of capital lease obligations	(437)	(431)
Proceeds under revolving credit facility	287,444	249,077
Repayments under revolving credit facility	(280,733)	(249,077)
Payment of minimum tax withholdings on stock compensation	(575)	(1,762)
Debt refinancing costs	(57)	-
Net cash used in financing activities	(63,512)	(34,222)

Net change in cash and cash equivalents	(800)	(5,040)

Cash and cash equivalents at beginning of period	4,490	21,330

Cash and cash equivalents at end of period	$3,690	$16,290

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2015, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Recent Accounting Pronouncements

Accounting Standards adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, and, in August 2015, issued ASU 2015-15.  These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts.  The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement.  The recognition and measurement guidance for debt issuance costs are not affected by these ASUs.  These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years with early adopting permitted.  The Company has adopted this standard for the fiscal year 2016 resulting in the reclassification of approximately $0.7 million from other assets to short-term and long-term notes payable as applicable, as of March 31, 2016 and December 31, 2015.

Accounting Standards not yet adopted

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share excludes a de minimis number of unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the three months ended March 31, 2016.  There were no outstanding stock options at March 31, 2016.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended March 31,
	2016	2015
Numerator:
Net income	$3,797	$10,227
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,147	18,145
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	125	147
Equivalent shares issuable upon conversion of unvested employee stock options	-	15
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,272	18,307

Basic and diluted income per share:	$0.21	$0.56

Note 3.	Segment Information

As previously discussed, we have one reportable segment, our asset-based truckload services or Truckload. Our other operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other" in the tables below.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2015 Annual Report on Form 10-K.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended March 31,
	2016	2015
Total Revenues:
Truckload	$142,754	$157,250
Other	13,587	9,966

Total	$156,341	$167,216

Operating Income (Loss):
Truckload	$8,369	$14,131
Other	1,825	337
Unallocated Corporate Overhead	(2,776)	(4,425)

Total	$7,418	$10,043

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

Our liability recorded for uncertain tax positions as of March 31, 2016 has not changed significantly in amount or composition since December 31, 2015.

The net deferred tax liability of $71.0 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at March 31, 2016, for $1.2 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.                      Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative liability	March 31, 2016	December 31, 2015
Fair Value of Derivatives	$(26,280)	$(28,434)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(26,280)	$(28,434)
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, debt, and an interest rate swap. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $15.5 million and $18.9 million of factoring receivables at March 31, 2016 and December 31, 2015, respectively, net of a $0.1 million and a $0.2 million allowance for bad debt for each respective year.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At March 31, 2016 and December 31, 2015, the retained amounts related to factored receivables totaled $0.4 million and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at March 31, 2016, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty, which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  In more recent years, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at March 31, 2016, of approximately $2.4 million, is included in other liabilities in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the three months ended March 31, 2016, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive loss as of March 31, 2016, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At March 31, 2016, we had fuel hedge contracts on approximately 9.1 million gallons for the remainder of 2016, or approximately 24.5% of our projected remaining 2016 fuel requirements, approximately 12.1 million gallons for 2017, or approximately 24.5% of our projected 2017 fuel requirements, and approximately 7.6 million gallons for 2018, or approximately 15.3% of our projected 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at March 31, 2016, of approximately $23.9 million is included in other liabilities in the consolidated balance sheet and is included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the first quarter in 2016, market "spot" prices for ULSD peaked at a high of approximately $1.20 per gallon and hit a low price of approximately $0.83 per gallon. During the same 2015 quarter, market "spot" prices ranged from a high of $1.97 per gallon to a low of $1.44 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $5.0 million was reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three months ended March 31, 2016, related to losses on contracts that expired.  Based on the amounts in accumulated other comprehensive loss as of March 31, 2016, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $9.5 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2016, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We do not expect any of the counterparties to fail to meet their obligations.  Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets.  To manage credit risk, we review each counterparty's audited financial statements, credit ratings, and obtain references as we deem necessary.

Note 7.                      Debt

Current and long-term debt consisted of the following at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016		December 31, 2015
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$9,713	$-	$3,002
Revenue equipment installment; weighted average interest rate of 3.5% and 3.6% at March 31, 2016 and December 31, 2015, respectively, due in monthly installments with final maturities at various dates ranging from April 2016 to January 2022, secured by related revenue equipment	26,109	107,760	38,461	163,387
Real estate notes; interest rate of 2.2% and 2.5% at March 31, 2016 and December 31, 2015, due in monthly installments with fixed maturities at December 2018 and August 2035, secured by related real estate	1,194	29,829	1,184	30,124
Deferred loan costs	(247)	(438)	(250)	(456)
Total debt	27,056	146,864	39,395	196,057
Principal portion of capital lease obligations, secured by related revenue equipment	3,917	10,224	4,031	10,547
Total debt and capital lease obligations	$30,973	$157,088	$43,426	$206,604

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

In August 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to the purchase of the Company's headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018. In exchange for these amendments, we agreed to pay fees of $0.2 million. Based on availability as of March 31, 2016 and December 31, 2015, there was no fixed charge coverage requirement.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.0%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.0%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $9.7 million outstanding under the Credit Facility as of March 31, 2016, undrawn letters of credit outstanding of approximately $31.3 million, and available borrowing capacity of $44.3 million. The interest rate on outstanding borrowings as of March 31, 2016, was 4.0% on $4.7 million of base rate loans and 2.0% on $5.0 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2016 terminate in April 2016 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2016 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $147.7 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $23.9 million at March 31, 2016, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At March 31, 2016, 733,029 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, is stock-based compensation expense of approximately $0.3 million. All stock compensation expense recorded in 2016 and 2015 relates to restricted shares given no options were granted during these periods.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2016, certain participants elected to forfeit receipt of 26,141 shares of Class A common stock at a weighted average per share price of $21.98 based on the closing price of our Class A common stock on the dates the shares vested in 2016, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.6 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

During the first quarter of 2016, certain employees exercised 2,500 stock options, which provided for less than $0.1 million of proceeds.

Note 9.                       Equity Method Investment

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. We have an option to acquire 100% of TEL through May 31, 2016, by purchasing the majority owners' interest based on a multiple of TEL's average earnings before interest and taxes, adjusted for certain items including cash and debt balances as of the acquisition date. Subsequent to May 31, 2016, TEL's majority owners have the option to acquire our interest based on the same terms detailed above. During the three-month periods ended March 31, 2016 and 2015, we sold tractors and trailers to TEL totaling $0.4 million  and $3.6 million, respectively, and received $0.5 million and $0.3 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized a net reversal of previously deferred gains totaling less than $0.1 million and net deferred gains of $0.1 million for the three months ended March 31, 2016 and 2015, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  The deferred gains, totaling $0.7 million at March 31, 2016, are being carried as a reduction in our investment in TEL.  At March 31, 2016 and December 31, 2015, we had a receivable from TEL for $3.2 million and $5.3 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2016 net income through March 31, 2016, or $0.9 million. Our investment in TEL, totaling $17.7 million and $16.8 million, at March 31, 2016 and December 31, 2015, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below:

(in thousands)	As of March 31, 2016	As of December 31, 2015
Current Assets	$16,738	$14,275
Non-current Assets	129,527	125,782
Current Liabilities	9,584	29,644
Non-current Liabilities	108,976	84,516
Total Equity	$27,705	$25,897

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenue	$19,635	$29,025
Operating Expenses	16,610	25,552
Operating Income	3,025	3,473
Net Income	$1,807	$2,773

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

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against our Southern Refrigerated Transport, Inc. ("SRT") relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014. On November 5, 2015, the Sixth Circuit reversed the district court in part, finding that the plaintiff could not recover under two of its causes of action. The Sixth Circuit remanded the proceedings to the district court for further factual determinations relating to whether the plaintiff could recover under a third cause of action. The case is scheduled for trial in November 2016.

Covenant Transport, Inc. ("Covenant Transport") is the defendant in a lawsuit that was filed in August 2015 in the Superior Court of the State of California, Los Angeles County.  This lawsuit arises out of the work performed by the plaintiff as a company driver for Covenant Transport during the period of August, 2013 through October, 2014.  Plaintiff is seeking class action certification under the complaint.  The case was removed from state court in September, 2015 to the U.S. District Court in the Central District of California, and subsequently, the case was transferred to the U.S. District Court in the Eastern District of Tennessee on October 5, 2015 where the case is now pending.  The complaint asserts that the time period covered by the lawsuit is "the four years prior to the filing of this action through the trial date" and alleges claims for failure to properly pay for rest breaks, inspection time, waiting time, fueling and paperwork time, meal periods  and other related wage and hour claims under the California Labor Code.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

We had $31.3 million and $31.4 million of outstanding and undrawn letters of credit as of March 31, 2016 and December 31, 2015, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 11.                       Accumulated Other Comprehensive Loss ("AOCI")

Accumulated other comprehensive (loss) income (“AOCI”) is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended March 31, 2016	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Commodity derivative contracts	$5,036	Fuel expense
	(1,939)	Income tax benefit
	$3,097	Net of tax

Interest rate swap contract	$143	Interest expense
	(55)	Income tax benefit
	$88	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected earnings per diluted share, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected cash flows, future trucking capacity, expected freight demand, volumes, and shipping levels, future rates and prices, future utilization, future depreciation and amortization, expected driver compensation, incentives, and other future expenses, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance, future fleet size and management, the market value of equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees), the anticipated impact of our investment in Transport Enterprise Leasing, Inc. ("TEL"), the anticipated impact of existing and future industry regulations, and anticipated levels of and fluctuations relating to insurance and claims expense, including with respect to the September 2014 adverse judgment relating to a 2008 cargo claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our team did a solid job executing in a difficult freight environment during the first quarter. Additionally, our efforts to provide our customers with excellent customer service have been rewarded with awards from several large customers during the quarter and, coupled with our best first quarter safety record in at least 15 years, has contributed to the award of several new pieces of business that are expected to contribute during the second half of 2016 after ramping up during the second quarter. The main positives in the first quarter were 1) deleveraging with a $60.5 million decrease in our total net indebtedness; 2) our safety efforts and favorable claims experience helped produce a greater than 33% reduction in insurance and claims cost on a per mile basis; 3) growing our team truck percentage sequentially to 37.3% from 36.1% averaged in the fourth quarter; 4) 2.9% improvement in average freight revenue per loaded mile in a materially weaker freight market; and 5) revenue growth and improved operating profitability from our Solutions subsidiary. The main negatives in the quarter were 1) increased operating costs on a per mile basis, including unfavorable net fuel and capital costs; 2) increased non-revenue empty miles and reliance on broker freight; and 3) the deterioration in operating profitability at our SRT subsidiary, although noting that we have steadily increased our focus on planning and execution of improvement initiatives around this business unit.

Additional items of note for the first quarter of 2016 include the following:

●
Total revenue of $156.3 million, a decrease of 6.5% compared with the first quarter of 2015 and freight revenue of $144.7 million (which excludes revenue from fuel surcharges), an increase of 0.9% compared with the first quarter of 2015;

●	Operating income of $7.4 million and an operating ratio of 94.9%, compared with operating income of $10.0 million and an operating ratio of 93.0% in the first quarter of 2015;

●
Net income of $3.8 million, or $0.21 per basic and diluted share, compared with net income of $10.2 million, or $0.56 per basic and diluted share, in the first quarter of 2015.  Net income for the 2015 quarter includes a federal income tax credit of approximately $4.7 million, or $0.26 per diluted share, recognized as a discrete item;

●	With available borrowing capacity of $44.3 million under our Credit Facility (as defined herein), we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Solutions' total revenue increased to $13.6 million in the 2016 quarter from $10.0 million in the 2015 quarter and operating income increased to $1.8 million in the 2016 quarter from $0.3 million in the 2015 quarter;

●	Our equity investment in TEL provided $0.9 million of pre-tax earnings compared to $1.4 million in the first quarter of 2015;

●	Since December 31, 2015, aggregate lease-adjusted indebtedness (which includes the present value of off-balance sheet lease obligations), net of cash, decreased by $60.5 million to $203.7 million; and

●	Stockholders' equity at March 31, 2016, was $207.1 million and our tangible book value was $206.9 million, or $11.38 per basic share.

Attracting and retaining safe, service-oriented professional truck drivers remains among the greatest challenges for our industry and for CTG. While our fleet decreased to an average of 2,607 tractors for the first quarter of 2016 from 2,656 at December 31, 2015, our average number of team-driven trucks increased 1.3% to 979 at March 31, 2016 from 966 at December 31, 2015.

Our outlook for the second quarter of 2016 is cautious given the near-term freight environment. General freight levels were soft in April, and many of our customers are not predicting improvement in their shipping levels until the second half of the year. Outside of the general freight environment, we have on-boarded two significant accounts that will fully commence late in the second quarter, but start-up costs and network changes are likely to delay profit contribution of the new business until the second half of 2016. Meanwhile, we continue to focus on cost controls.

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

Revenue Equipment

At March 31, 2016, we operated 2,607 tractors and 6,903 trailers. Of such tractors, 2,236 were owned, 150 were financed under operating leases, and 221 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 4,205 were owned, 2,028 were financed under operating leases, and 670 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2016, our fleet had an average tractor age of 1.8 years and an average trailer age of 4.7 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2016 TO THREE MONTHS ENDED MARCH 31, 2015

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended March 31,
	2016	2015
Revenue:
Freight revenue	$144,679	$143,335
Fuel surcharge revenue	11,662	23,881
Total revenue	$156,341	$167,216

For the quarter ended March 31, 2016, total revenue decreased $10.9 million, or 6.5%, to $156.3 million from $167.2 million in the 2015 quarter.  Freight revenue increased $1.3 million, or 0.9%, to $144.7 million for the quarter ended March 31, 2016, from $143.3 million in the 2015 quarter, while fuel surcharge revenue decreased $12.2 million quarter-over-quarter. The increase in freight revenue resulted from a $3.6 million increase in revenue from Solutions, partially offset by a $2.3 million decrease in freight revenue from our Truckload segment.

The $2.3 million decrease in Truckload revenue relates to a 2.9% decrease in our average tractor fleet and a 0.6% decrease in average freight revenue per tractor per week, partially offset by a $0.9 million increase in freight revenue from our refrigerated intermodal service offering from the 2015 quarter. The decrease in average freight revenue per tractor per week for the quarter ended March 31, 2016 is the result of a 1.0% decrease in average miles per unit partially offset by a 1.6% increase, or 2.5 cents per mile, in average rate per total mile when compared to the same quarter in 2015.

Solutions' revenue increased $3.6 million quarter-over-quarter, as a result of new customers added during the latter portion of 2015.

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

Salaries, wages, and related expenses

	Three months ended March 31,
	2016	2015
Salaries, wages, and related expenses	$57,755	$58,253
% of total revenue	36.9%	34.8%
% of freight revenue	39.9%	40.6%

Salaries, wages, and related expenses decreased approximately $0.5 million, or 0.9%, for the three months ended March 31, 2016, compared with the same quarter in 2015. As a percentage of total revenue, salaries, wages, and related expenses increased to 36.9% of total revenue for the three months ended March 31, 2016, from 34.8% in the same quarter in 2015.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.9% of freight revenue for the three months ended March 31, 2016, from 40.6% in the same quarter in 2015. These changes are primarily due to decreased group insurance costs partially offset by a higher percentage of our fleet comprised of team driven tractors and employee pay increases since the first quarter of 2015.

Going forward, we believe salaries, wages, and related expenses will increase as a result of a tight driver market, wage inflation, higher healthcare costs, and increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers. Further, we expect to implement one or more driver compensation increases or incentives during 2016.  As a percentage of total revenue and freight revenue, salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Solutions business, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three months ended March 31,
	2016	2015
Total fuel expense	$23,833	$31,894
% of total revenue	15.2%	19.1%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra-low sulfur diesel prices as measured by the DOE averaged approximately $0.84 per gallon lower in the first quarter of 2016 compared with the same quarter in 2015.

Additionally, $5.0 million was reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three months ended March 31, 2016, related to losses on fuel hedge contracts that expired.  At March 31, 2016, there was no material ineffectiveness on existing contracts.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

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

	Three months ended March 31,
	2016	2015
Total fuel surcharge	$11,662	$23,881
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,285	2,011
Company fuel surcharge revenue	$10,377	$21,870
Total fuel expense	$23,833	$31,894
Less: Company fuel surcharge revenue	10,377	21,870
Net fuel expense	$13,456	$10,024
% of freight revenue	9.3%	7.0%

Total fuel expense decreased approximately $8.1 million, or 25.3%, for the three months ended March 31, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, total fuel expense decreased to 15.2% of total revenue for the three months ended March 31, 2016, from 19.1% in the same quarter in 2015. As a percentage of freight revenue, total fuel expense decreased to 16.5% of freight revenue for the three months ended March 31, 2016, from 22.3% in the same quarter in 2015. The decrease is primarily due to a decreased average cost per gallon of approximately $0.84 quarter-over-quarter in ultra low sulfur diesel prices as measured by the DOE net of losses from fuel hedging transactions of $5.0 million in 2016 compared to $3.1 million in 2015.  This decrease was partially offset by an increase in our average fuel miles per gallon during 2016 as a result of purchasing equipment with more fuel-efficient engines.

Net fuel expense increased $3.4 million, or 34.2%, for the three months ended March 31, 2016, as compared to the same 2015 quarter.  As a percentage of freight revenue, net fuel expense increased to 9.3% for the three months ended March 31, 2016, as compared to 7.0% for the 2015.  The change in net fuel expense is primarily due to decreased fuel surcharge revenue as a result of the aforementioned decrease in the average cost per gallon of ultra low sulfur diesel and decreased fuel surcharge recovery percentage.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our miles per gallon, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  In addition, we expect to continue using fuel price hedges periodically to mitigate the partial volatility in fuel prices relating to the portion of our fuel usage that is not covered by fuel surcharges, which may result in favorable or unfavorable results in a given quarter.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.  We have focused our efforts on increasing our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units.  If these efforts are successful, they could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense.  Additionally, in recent months petroleum based markets have experienced rapid declines such that current pricing has reached four-year lows and, at current prices, we would continue to experience fuel hedging losses over the next several years.  The amount of these losses would vary depending on market fuel prices.  Finally, we believe fuel prices could increase going forward based upon the recent significant decline in prices.  As such, there has been significant volatility in our net fuel expense, and we would expect such volatility to continue if these market conditions persist.

Operations and maintenance

	Three months ended March 31,
	2016	2015
Operations and maintenance	$11,162	$10,797
% of total revenue	7.1%	6.5%
% of freight revenue	7.7%	7.5%

Operations and maintenance increased approximately $0.4 million, or 3.4%, for the three months ended March 31, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, operations and maintenance increased to 7.1% of total revenue for the three months ended March 31, 2016, from 6.5% in the same quarter in 2015.  As a percentage of freight revenue, operations and maintenance increased slightly to 7.7% of freight revenue for the three months ended March 31, 2016, from 7.5% in the same quarter in 2015. These increases were primarily the result of performing more maintenance services during the first quarter of 2016 as compared to the same 2015 period due to decreased utilization quarter-over-quarter, partially offset by a decrease in the average age of our revenue equipment.

Going forward, we believe this category will fluctuate based on several factors, including accident severity and frequency, weather, the reliability of new and untested revenue equipment models, and our continued ability to maintain a relatively young fleet.

Revenue equipment rentals and purchased transportation

	Three months ended March 31,
	2016	2015
Revenue equipment rentals and purchased transportation	$25,098	$23,208
% of total revenue	16.1%	13.9%
% of freight revenue	17.3%	16.2%

Revenue equipment rentals and purchased transportation increased approximately $1.9 million, or 8.1%, for the three months ended March 31, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 16.1% of total revenue for the three months ended March 31, 2016, from 13.9% in the same quarter in 2015.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 17.3% of freight revenue for the three months ended March 31, 2016, from 16.2% in the same quarter in 2015. These increases were primarily the result of the increased costs related to the growth of Solutions and our refrigerated intermodal service offering, as well as an increase in the percentage of revenue generated by independent contractors.  We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through purchases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow our Solutions and intermodal service offerings.

This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and handled by Solutions, the percentage of our fleet financed with operating leases, the cost to obtain third party transportation services, and growth of our intermodal service offerings, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three months ended March 31,
	2016	2015
Operating taxes and licenses	$2,708	$2,661
% of total revenue	1.7%	1.6%
% of freight revenue	1.9%	1.9%

For the period presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended March 31,
	2016	2015
Insurance and claims	$6,897	$10,769
% of total revenue	4.4%	6.4%
% of freight revenue	4.8%	7.5%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, decreased approximately $3.9 million, or 36.0%, for the three months ended March 31, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, insurance and claims decreased to 4.4% of total revenue for the three months ended March 31, 2016, from 6.4% in the same quarter in 2015.  As a percentage of freight revenue, insurance and claims decreased to 4.8% of freight revenue for the three months ended March 31, 2016, from 7.5% in the same quarter in 2015.  Insurance and claims per mile cost decreased to 8.6 cents per mile in the first quarter of 2016 from 13.1 cents per mile in the first quarter of 2015, primarily related to our best first quarter safety record in at least 15 years and lessened severity of claims for accidents incurred during the first quarter of 2015.

With our significant self-insured retention (including the increased self-insured retention resulting from our prior policy commutations), insurance and claims expense may fluctuate significantly from period-to-period.  Any increase in frequency or severity of claims, or any increase to then existing reserves, could adversely affect our financial condition and results of operations.  In relation to the 2008 cargo claim reserve, the judgment was partially reversed and the proceedings were remanded to the district court for further factual determinations.  The case is currently scheduled for trial in November 2016.  If these further proceedings are resolved favorably to us, any reduction of the accrual could reduce insurance and claims expense in the period in which the claim is resolved.  On the other hand, if we are not successful in such a finding or mediation, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest.  We periodically evaluate strategies to efficiently reduce our insurance and claims expense, which in the past has included the commutation of our auto liability insurance policy.  We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense.

Communications and utilities

	Three months ended March 31,
	2016	2015
Communications and utilities	$1,477	$1,527
% of total revenue	0.9%	0.9%
% of freight revenue	1.0%	1.1%

For the period presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended March 31,
	2016	2015
General supplies and expenses	$3,108	$3,682
% of total revenue	2.0%	2.2%
% of freight revenue	2.1%	2.6%

General supplies and expenses, decreased approximately $0.6 million, or 15.6%, for the three months ended March 31, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, general supplies and expenses decreased slightly to 2.0% of total revenue for the three months ended March 31, 2016, from 2.2% in the same quarter in 2015.  As a percentage of freight revenue, general supplies and expenses decreased to 2.1% of freight revenue for the three months ended March 31, 2016, from 2.6% in the same quarter in 2015.  These decreases are primarily related to reduced building rent expense as a result of the purchase of our previously leased Chattanooga headquarters property.

Depreciation and amortization

	Three months ended March 31,
	2016	2015
Depreciation and amortization	$16,885	$14,382
% of total revenue	10.8%	8.6%
% of freight revenue	11.7%	10.0%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets.  Depreciation and amortization increased approximately $2.5 million, or 17.4%, for the three months ended March 31, 2016, compared with the same quarter in 2015. As a percentage of total revenue, depreciation and amortization increased to 10.8% of total revenue for the three months ended March 31, 2016, from 8.6% in the same quarter in 2015.  As a percentage of freight revenue, depreciation and amortization increased to 11.7% of freight revenue for the three months ended March 31, 2016, from 10.0% in the same quarter in 2015. Excluding gains and losses, depreciation increased $2.1 million, primarily due to the softened market for used tractors resulting in the recognition of accelerated depreciation on tractors scheduled for sale in 2016 and losses on the sale of property and equipment of $0.3 million in the 2016 quarter compared to gains of $0.1 million in the 2015 quarter, as well as depreciation as a result of the purchase of our previously leased Chattanooga headquarters property. Additionally, we continued to replace older tractors with new, more fuel efficient equipment further increasing depreciation expense.  We expect to see an increase in depreciation and amortization going forward as a result of our expected increase in acquisition of revenue equipment through purchases and capital leases rather than operating leases. Additionally, if the used tractor market remains soft it could result in lower gains than we’ve experienced in the prior years, thereby increasing our depreciation and amortization expense.

Other expense, net

	Three months ended March 31,
	2016	2015
Other expense, net	$2,295	$2,204
% of total revenue	1.5%	1.3%
% of freight revenue	1.6%	1.5%

Other expense, net consists primarily of interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net increased approximately $0.1 million, or 4.1%, for the three months ended March 31, 2016, compared with the same quarter in 2015. As a percentage of total revenue, other expense, net increased to 1.5% of total revenue for the three months ended March 31, 2016, from 1.3% in the same quarter in 2015.  As a percentage of freight revenue, other expense, net increased to 1.6% of freight revenue for the three months ended March 31, 2016, from 1.5% in the same quarter in 2015. These increases are primarily the result of the increase in debt at a lower average interest rate related to the August 2015 purchase of our corporate headquarters partially offset by the repayments of debt and capital leases.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Equity in income of affiliate

	Three months ended March 31,
	2016	2015
Equity in income of affiliate	$850	$1,385

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the three months ended March 31, 2016, the decrease in TEL's contributions to our results is primarily due to the recent softening of the used tractor market.  Given TEL's growth over the past three years and volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL's profitability to moderate over the next twelve months.  Additionally, should we exercise our option to purchase the remaining 51% of TEL, the consolidation of TEL's results and balance sheet would provide for a significant fluctuation to our presentation and amounts reported. The extent of such fluctuation could depend on a number of factors, including the exercise price, the amount of TEL's debt upon exercise, how TEL is financing their fleet of tractors and trailers (which would impact depreciation, amortization, and revenue equipment rentals), and compensation and benefits at TEL.

Income tax expense

	Three months ended March 31,
	2016	2015
Income tax expense (benefit)	$2,176	$(1,003)
% of total revenue	1.4%	(0.6%)
% of freight revenue	1.5%	(0.7%)

Income tax expense increased approximately $3.2 million, or 316.9%, for the three months ended March 31, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, income tax expense increased to 1.4% of total revenue for the three months ended March 31, 2016, from 0.6% in the same quarter in 2015.  As a percentage of freight revenue, income tax expense increased to 1.5% of freight revenue for the three months ended March 31, 2016, from 0.7% in the same quarter in 2015. These increases were primarily related to a one-time federal income tax credit of approximately $4.7 million recognized in 2015, partially offset by the $3.3 million decrease in the pre-tax income in the 2016 quarter compared to the 2015 quarter resulting from the reduced operating income noted above and the decrease in the contribution from TEL's earnings.

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

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2016 TO THREE MONTHS ENDED MARCH 31, 2015

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended March 31,
	2016	2015
Total Revenues:
Truckload	$142,754	$157,250
Other	13,587	9,966

Total	$156,341	$167,216

Operating Income:
Truckload	$8,369	$14,131
Other	1,825	337
Unallocated Corporate Overhead	(2,776)	(4,425)

Total	$7,418	$10,043

For the 2016 quarter, Truckload total revenue decreased $14.5 million due to a $12.2 million decrease in fuel surcharge revenue and a $2.3 million decrease in freight revenue. The $2.3 million decrease in Truckload revenue relates to a 2.9% decrease in our average tractor fleet and a 0.6% decrease in average freight revenue per tractor per week, partially offset by a $0.9 million increase in freight revenue from our refrigerated intermodal service offering from the 2015 quarter.  The decrease in average freight revenue per tractor per week for the quarter ended March 31, 2016 is the result of a 1.0% decrease in average miles per unit partially offset by a 1.6% increase, or 2.5 cents per mile, in average rate per total mile when compared to the same quarter in 2015.

Our Truckload operating income was $5.7 million lower in the 2016 quarter than in the same 2015 quarter, due to the abovementioned changes in rates and utilization.  Additionally, operating costs per mile, net of fuel surcharge revenue, increased primarily due to increased net fuel costs and increased capital costs partially offset by reduced casualty insurance as described above.

Other total revenue and operating income increased $3.6 million and $1.5 million quarter-over-quarter, respectively, as a result of new customers added during the latter portion of 2015 and margin expansion due to the softened asset-based freight market.

The change in unallocated corporate overhead for the three months ended March 31, 2016 is primarily related to reduced quantity and severity of claims for accidents incurred during the first quarter of 2016 as compared to the same 2015 quarter and a decrease in the loss development factors.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had a working capital deficit (total current assets less total current liabilities) of $2.1 million and working capital of $46.4 million at March 31, 2016 and December 31, 2015, respectively. Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases. When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset. Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital. We believe our working capital deficit had little impact on our liquidity. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constrains in the foreseeable future.

Borrowings from the financial affiliates of our primary revenue equipment suppliers are available to fund most new tractors expected to be delivered in 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at March 31, 2016, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements, and purchase options. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. Given the current state of our revenue equipment fleet, the freight market, and the new and used equipment markets, we expect capital expenditures for 2016 to be between approximately $55.0 million and $65.0 million.  As of March 31, 2016, we had $9.7 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $31.3 million, and available borrowing capacity of $44.3 million under the Credit Facility. Our intra-period borrowings on the Credit Facility ranged from none to approximately $17.0 million during the first three months of 2016.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities increased $15.1 million in the quarter ended March 31, 2016 compared with the 2015 quarter, primarily due to the change in receivables and advances as the result of increased cash collected during the first quarter of 2016 related to increased 2015 year-end revenues and the fluctuation in tax benefit/expense due to depreciation of revenue equipment, partially offset by a reduction of fuel surcharge revenue as compared to the first quarter of 2015.  This improvement is partially offset by net income of $3.8 million in the 2016 quarter compared to net income of $10.2 million in the 2015 quarter, the 2015 return of $2.1 million which was previously provided by the Company to certain of its derivative counterparties related to the net liability position of certain of its fuel derivative instruments, and depreciation and amortization increasing approximately $2.1 million in the 2016 quarter, primarily as a result of the purchase of our previously leased Chattanooga headquarters property and the addition of new equipment and more owned units in the 2016 quarter than the 2015 quarter. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing and amount of incentive compensation payments in the 2016 quarter compared to the 2015 quarter.

The change in net cash flows provided by investing activities was primarily the result of the $24.3 million decrease in assets held for sale due to the timing of dispositions of used revenue equipment including the units under contract to be sold at December 31, 2015.  During the 2016 quarter we took delivery of approximately 100 new company tractors and disposed of approximately 865 used tractors, including 365 recorded as assets held for sale at December 31, 2015, resulting in an average of 2,628 tractors for the 2016 quarter compared to an average of 2,707 tractors for the 2015 quarter.

The change in net cash flows used in financing activities was primarily a function of net repayments of notes payable to reduce our overall indebtedness facilitated by cash flows from investing and operating activities discussed above partially offset by net borrowings under our Credit Facility. Going forward, our cash flow may fluctuate depending on the resolution of the 2008 cargo claim, our investment in TEL, and the extent of future income tax obligations.

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

In August 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to the purchase of the Company's headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018. In exchange for these amendments, we agreed to pay fees of $0.2 million. Based on availability as of March 31, 2016 and December 31, 2015, there was no fixed charge coverage requirement.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent's prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.0%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.0%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $9.7 million outstanding under the Credit Facility as of March 31, 2016, undrawn letters of credit outstanding of approximately $31.3 million, and available borrowing capacity of $44.3 million. The interest rate on outstanding borrowings as of March 31, 2016, was 4.0% on $4.7 million of base rate loans and 2.0% on $5.0 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2016 terminate in April 2016 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2016 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $147.7 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $23.9 million at March 31, 2016, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At March 31, 2016, we had financed 150 tractors and 2,028 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the first quarter was $2.6 million for 2016 compared to $3.0 million for 2015. The total value of remaining payments under operating leases as of March 31, 2016 was approximately $22.3 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $3.0 million at March 31, 2016. The residual guarantees at March 31, 2016 expire between August 2018 and February 2019.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $19.3 million as of March 31, 2016. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2016, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2016, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2015 Annual Report on Form 10-K.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedging contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase or decrease in heating oil or diesel per gallon would have a de minimis impact to our net income due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 37.0 million gallons of diesel during the remainder of 2016, on which we recover approximately 62.0% of the cost (which was our fuel surcharge recovery rate during the quarter ended March 31, 2016). Assuming our fuel surcharge recovery is consistent during the remainder of 2016, this leaves 14.0 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because the majority of our fuel hedge contracts were established prior to the recent decline in diesel fuel prices, we have not been able to realize the cost savings resulting from such decline to the same extent we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at March 31, 2016, of approximately $2.4 million, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the year ended December 31, 2015, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive loss as of December 31, 2015, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $188.1 million of debt and capital leases, we had $40.7 million of variable rate debt outstanding at March 31, 2016, including both our Credit Facility and a real-estate note, of which $27.5 million was hedged with the aforementioned interest rate swap agreement at 4.2%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our March 31, 2016 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by a de minimis amount. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.                      CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against SRT relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014. On November 5, 2015, the Sixth Circuit reversed the district court in part, finding that the plaintiff could not recover under two of its causes of action. The Sixth Circuit remanded the proceedings to the district court for further factual determinations relating to whether the plaintiff could recover under a third cause of action. The case is scheduled for trial in November 2016.

Covenant Transport is a defendant in a lawsuit that was filed in August 2015 in the Superior Court of the State of California, Los Angeles County.  This lawsuit arises out of the work performed by the plaintiff as a company driver for Covenant Transport during the period of August, 2013 through October, 2014.  Plaintiff is seeking class action certification under the complaint.  The case was removed from state court in September, 2015 to the U.S. District Court in the Central District of California, and subsequently, the case was transferred to the U.S. District Court in the Eastern District of Tennessee on October 5, 2015 where the case is now pending.  The complaint asserts that the time period covered by the lawsuit is "the four years prior to the filing of this action through the trial date" and alleges claims for failure to properly pay for rest breaks, inspection time, waiting time, fueling and paperwork time, meal periods  and other related wage and hour claims under the California Labor Code.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

ITEM 1A.                      RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2015, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended March 31, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1-31, 2016	401	$14.98	-	-
February 1-29, 2016	25,612	$22.10	-	-
March 1-31, 2016	128	$20.94	-	-
Total	26,141	$21.98	-	-

(1)
Includes 401, 25,612, and 128 shares of Class A common stock withheld at average prices of $14.98, $22.10, and $20.94 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	*#	Description of 2016 Cash Bonus Plan
10.2	#
Twelfth Amendment to Third Amended and Restated Credit Agreement dated effective as of February 25, 2016 among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC., Covenant Properties, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: May 10, 2016	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer