Form 10-Q
period 2016-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2016-08-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 2016).
Class A Common Stock, $.01 par value: 15,844,319 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I                       FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2016 (unaudited)	December 31, 2015
Current assets:
Cash and cash equivalents	$8,433	$4,490
Accounts receivable, net of allowance of $1,288 in 2016 and $1,857 in 2015	73,304	112,669
Drivers' advances and other receivables, net of allowance of $1,100 in 2016 and $1,005 in 2015	7,893	8,779
Inventory and supplies	4,210	4,004
Prepaid expenses	12,308	8,678
Assets held for sale	1,700	25,626
Income taxes receivable	554	8,591
Total current assets	108,402	172,837

Property and equipment, at cost	609,877	596,071
Less: accumulated depreciation and amortization	(150,442)	(142,022)
Net property and equipment	459,435	454,049

Other assets, net	19,842	19,831
Total assets	$587,679	$646,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$-	$4,698
Accounts payable	10,860	12,272
Accrued expenses	23,742	30,143
Current maturities of long-term debt	29,015	39,395
Current portion of capital lease obligations	3,802	4,031
Current portion of insurance and claims accrual	15,029	17,134
Other short-term liabilities	10,419	18,549
Total current liabilities	92,867	126,222

Long-term debt	163,520	196,057
Long-term portion of capital lease obligations	9,899	10,547
Insurance and claims accrual	20,325	22,300
Deferred income taxes	72,876	76,981
Other long-term liabilities	8,405	12,450
Total liabilities	367,892	444,557
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,922,879 shares issued and 15,844,319 outstanding as of June 30, 2016 and 15,922,879 shares issue and 15,773,381 shares outstanding as of December 31, 2015	170	170
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	138,513	139,968
Treasury stock at cost; 78,560 and 149,498 shares as of June 30, 2016 and December 31, 2015, respectively	(1,698)	(3,408)
Accumulated other comprehensive loss	(10,403)	(17,544)
Retained earnings	93,181	82,950
Total stockholders' equity	219,787	202,160
Total liabilities and stockholders' equity	$587,679	$646,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2016	2015	2016	2015
Revenue:
Freight revenue	$144,436	$152,146	$289,115	$295,480
Fuel surcharge revenue	14,396	23,305	26,058	47,186
Total revenue	$158,832	$175,451	$315,173	$342,666

Operating expenses:
Salaries, wages, and related expenses	55,940	59,131	113,694	117,384
Fuel expense	25,720	32,511	49,554	64,405
Operations and maintenance	11,707	12,140	22,868	22,937
Revenue equipment rentals and purchased transportation	27,378	25,957	52,477	49,166
Operating taxes and licenses	2,881	2,622	5,589	5,283
Insurance and claims	6,726	4,276	13,622	15,045
Communications and utilities	1,465	1,493	2,942	3,020
General supplies and expenses	3,680	4,252	6,788	7,933
Depreciation and amortization, including gains and losses on disposition of property and equipment	16,019	14,295	32,904	28,677
Total operating expenses	151,516	156,677	300,438	313,850
Operating income	7,316	18,774	14,735	28,816
Other expenses:
Interest expense	1,955	1,717	4,251	3,920
Other expenses, net	1,955	1,717	4,251	3,920
Equity in income of affiliate	1,150	1,335	2,000	2,720
Income before income taxes	6,511	18,392	12,484	27,616
Income tax expense	2,879	7,391	4,500	6,388
Net income	$3,632	$11,001	$7,984	$21,228

Income per share:
Basic net income per share	$0.20	$0.60	$0.44	$1.17
Diluted net income per share	$0.20	$0.60	$0.44	$1.16
Basic weighted average shares outstanding	18,189	18,261	18,168	18,204
Diluted weighted average shares outstanding	18,275	18,413	18,244	18,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2016	2015	2016	2015

Net income	$3,632	$11,001	$7,984	$21,228

Other comprehensive income:

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of $1,979 and $851 in 2016 and $889 and $174 in 2015, respectively	3,162	1,432	1,359	(280)

Reclassification of cash flow hedge losses into statement of operations, net of tax of $1,626 and $3,619 in 2016 and $1,174 and $2,478 in 2015, respectively	2,597	1,892	5,782	3,992
Total other comprehensive income	5,759	3,324	7,141	3,712

Comprehensive income	$9,391	$14,325	$15,125	$24,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited and in thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In Capital	Treasury	Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Class A	Class B		Stock

Balances at December 31, 2015	$170	$24	$139,968	$(3,408)	$(17,544)	$82,950	$202,160

Net income	-	-	-	-	-	7,984	7,984

Other comprehensive income	-	-	-	-	7,141	-	7,141

Effect of adoption of ASU 2016-09	-	-	-	-	-	2,247	2,247

Exercise of stock options	-	-	(27)	59	-	-	32

Stock-based employee compensation expense	-	-	604	-	-	-	604

Issuance of restricted shares	-	-	(2,032)	1,651	-	-	(381)

Balances at June 30, 2016	$170	$24	$138,513	$(1,698)	$(10,403)	$93,181	$219,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands)

	Six months ended June 30, (unaudited)
	2016	2015
Cash flows from operating activities:
Net income	$7,984	$21,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(457)	91
(Reversal)/deferral of gain on sales to equity method investee	(123)	75
Depreciation and amortization	33,235	28,973
Amortization of deferred financing fees	156	139
Deferred income tax (benefit) expense	(6,796)	1,815
Casualty premium credit	-	(3,600)
Income tax benefit arising from restricted share vesting	560	(1,757)
Unrealized gain on ineffective portion of fuel hedges	-	(969)
Return of cash collateral on fuel hedge	-	5,000
Stock-based compensation expense	804	800
Equity in income of affiliate	(2,000)	(2,720)
Return on investment in affiliated company	1,470	-
Loss on disposition of property and equipment	(331)	(297)
Changes in operating assets and liabilities:
Receivables and advances	49,320	16,557
Prepaid expenses and other assets	(3,586)	(1,841)
Inventory and supplies	(206)	86
Insurance and claims accrual	(4,080)	(483)
Accounts payable and accrued expenses	(11,569)	(6,188)
Net cash flows provided by operating activities	64,381	56,909

Cash flows from investing activities:
Acquisition of property and equipment	(60,673)	(37,131)
Proceeds from disposition of property and equipment	49,432	21,620
Net cash flows used in investing activities	(11,241)	(15,511)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(4,698)	-
Proceeds from issuance of notes payable	40,403	5,098
Proceeds from the exercise of stock options	32	1,092
Income tax benefit arising from restricted share vesting	-	1,757
Repayments of notes payable	(91,229)	(44,262)
Repayments of capital lease obligations	(877)	(857)
Proceeds under revolving credit facility	524,397	475,190
Repayments under revolving credit facility	(516,536)	(475,190)
Payment of minimum tax withholdings on stock compensation	(581)	(1,786)
Debt refinancing costs	(108)	-
Net cash used in financing activities	(49,197)	(38,958)

Net change in cash and cash equivalents	3,943	2,440

Cash and cash equivalents at beginning of period	4,490	21,330

Cash and cash equivalents at end of period	$8,433	$23,770

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2015, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Recent Accounting Pronouncements

Accounting Standards adopted

In March 2016, the FASB issued Accounting Standards Update 2016-09 that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company has adopted this standard effective for the interim period ended June 30, 2016 resulting in the recording of $2.2 million to retained earnings as of the beginning of 2016 and $0.6 million of additional income tax benefit in the first quarter of 2016 as a result of previously unrecognized tax benefits resulting from our net operating loss carryovers.  The statement of cash flows has not been adjusted for prior periods as we have adopted the statement of cash flow guidance prospectively.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share excludes a de minimis number of unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the three and six months ended June 30, 2016 and 2015, respectively.  There were no outstanding stock options at June 30, 2016.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$3,632	$11,001	$7,984	$21,228
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,189	18,261	18,168	18,204
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	86	151	76	149
Equivalent shares issuable upon conversion of unvested employee stock options	-	1	-	8
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,275	18,413	18,244	18,361

Basic income per share:	$0.20	$0.60	$0.44	$1.17
Diluted income per share:	$0.20	$0.60	$0.44	$1.16

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total Revenues:
Truckload	$144,698	$162,800	$287,452	$320,048
Other	14,134	12,651	27,721	22,618

Total	$158,832	$175,451	$315,173	$342,666

Operating Income:
Truckload	$8,681	$16,749	$17,051	$30,879
Other	1,489	580	3,314	917
Unallocated Corporate Overhead	(2,854)	1,445	(5,630)	(2,980)

Total	$7,316	$18,774	$14,735	$28,816

Note 4.	Income Taxes

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

Our liability recorded for uncertain tax positions as of June 30, 2016 decreased approximately $0.5 million since December 31, 2015.

The net deferred tax liability of $72.9 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at June 30, 2016, for $1.2 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.                      Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative liability	June 30, 2016	December 31, 2015
Fair Value of Derivatives	$(16,915)	$(28,434)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(16,915)	$(28,434)
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, debt, and an interest rate swap. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $17.9 million and $18.9 million of factoring receivables at June 30, 2016 and December 31, 2015, respectively, net of a $0.1 million and a $0.2 million allowance for bad debt for each respective year.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At June 30, 2016 and December 31, 2015, the retained amounts related to factored receivables totaled $0.4 million and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at June 30, 2016, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty, which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  In more recent years, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra-low-sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at June 30, 2016, of approximately $3.1 million, is included in other liabilities in the condensed consolidated balance sheet, and is included in accumulated other comprehensive income, net of tax. Additionally, $0.1 million and $0.3 million were reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three and six months ended June 30, 2016, respectively, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive income as of June 30, 2016, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At June 30, 2016, we had fuel hedge contracts on approximately 6.0 million gallons for the remainder of 2016, or approximately 25.2% of our projected remaining 2016 fuel requirements, approximately 12.1 million gallons for 2017, or approximately 25.2% of our projected 2017 fuel requirements, and approximately 7.6 million gallons for 2018, or approximately 15.8% of our projected 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at June 30, 2016, of approximately $13.8 million is included in other liabilities in the consolidated balance sheet and is included in accumulated other comprehensive income, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the second quarter in 2016, market "spot" prices for ULSD peaked at a high of approximately $1.53 per gallon and hit a low price of approximately $1.00 per gallon. During the same 2015 quarter, market "spot" prices ranged from a high of $1.98 per gallon to a low of $1.62 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $4.1 million and $9.1 million were reclassified from accumulated other comprehensive income into our results of operations as additional fuel expense for the three and six months ended June 30, 2016, respectively, related to losses on fuel hedge contracts that expired.  Based on the amounts in accumulated other comprehensive income as of June 30, 2016, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $6.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2016, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

Note 7.                      Debt

Current and long-term debt consisted of the following at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016		December 31, 2015
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$10,863	$-	$3,002
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.4% and 3.6% at June 30, 2016 and December 31, 2015, respectively, due in monthly installments with final maturities at various dates ranging from July 2016 to January 2022, secured by related revenue equipment	28,074	123,527	38,461	163,387
Real estate notes; weighted average interest rate of 2.2% and 2.5% at June 30, 2016 and December 31, 2015, respectively due in monthly installments with fixed maturities at December 2018 and August 2035, secured by related real estate	1,204	29,525	1,184	30,124
Deferred loan costs	(263)	(395)	(250)	(456)
Total debt	29,015	163,520	39,395	196,057
Principal portion of capital lease obligations, secured by related revenue equipment	3,802	9,899	$4,031	$10,547
Total debt and capital lease obligations	$32,817	$173,419	$43,426	$206,604

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

In August 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to the purchase of the Company's headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018. In exchange for these amendments, we agreed to pay fees of $0.2 million. Based on availability as of June 30, 2016 and December 31, 2015, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $10.9 million outstanding under the Credit Facility as of June 30, 2016, undrawn letters of credit outstanding of approximately $26.8 million, and available borrowing capacity of $54.9 million. The interest rate on outstanding borrowings as of June 30, 2016, was 4.0% on $0.4 million of base rate loans and 2.0% on $10.5 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2016 terminate in July 2016 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2016 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $165.6 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $13.8 million at June 30, 2016, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

We have two real estate notes secured by the related real estate with fixed maturity at December 2018 and August 2035 for $3.5 million and $27.2 million, respectively.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At June 30, 2016, 622,520 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after June 30, 2023.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015, is stock-based compensation expense of approximately $0.3 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. All stock compensation expense recorded in 2016 and 2015 relates to restricted shares, given no options were granted during these periods.  An additional $0.2 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for each of the three- and six-month periods ended June 30, 2016 and 2015, as this amount relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, during the quarter ended June 30, 2016, certain participants elected to forfeit receipt of 265 shares of Class A common stock at a weighted average per share price of $23.83 based on the closing price of our Class A common stock on the date the shares vested in 2016, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted a de minimis amount to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.                       Equity Method Investment

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL's majority owners would have received the option to purchase our ownership in TEL.  The options previously in effect were eliminated, and we are discussing with TEL's other owners a replacement option structure and alternatives.  TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent.   During the six-month periods ended June 30, 2016 and 2015, we sold tractors and trailers to TEL totaling $0.4 million and $5.8 million, respectively, and received $0.9 million and $0.6 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized a net reversal of previously deferred gains totaling $0.1 million for the six months ended June 30, 2016 and 2015, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  The deferred gains, totaling $0.7 million at June 30, 2016, are being carried as a reduction in our investment in TEL.  At June 30, 2016 and December 31, 2015, we had a receivable from TEL for $3.3 million and $5.3 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2016 net income through June 30, 2016, or $2.0 million. Our investment in TEL, totaling $17.4 million and $16.8 million, at June 30, 2016 and December 31, 2015, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below:

(in thousands)	As of June 30, 2016	As of December 31, 2015
Current Assets	$15,435	$14,275
Non-current Assets	137,059	125,782
Current Liabilities	7,607	29,644
Non-current Liabilities	118,070	84,516
Total Equity	$26,817	$25,897

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Revenue	$23,508	$34,386	$43,199	$63,415
Operating Expenses	20,817	30,850	37,204	56,403
Operating Income	2,691	3,536	5,995	7,012
Net Income	$1,610	$2,750	$3,812	$5,527

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

We had $26.8 million and $31.4 million of outstanding and undrawn letters of credit as of June 30, 2016 and December 31, 2015, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 11.                       Accumulated Other Comprehensive Income ("AOCI")

AOCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our AOCI balance for the periods presented (in thousands; presented net of tax):

Details about AOCI Components	Amount Reclassified from AOCI for the three months ended June 30, 2016	Amount Reclassified from AOCI for the six months ended June 30, 2016	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Commodity derivative contracts	$4,082	$9,117	Fuel expense
	(1,571)	(3,510)	Income tax benefit
	$2,510	$5,607	Net of tax

Interest rate swap contract	$141	$284	Interest expense
	(54)	(109)	Income tax benefit
	$87	$175	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected earnings per diluted share, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment) and the adequacy of such sources to fulfill our needs, expected capital expenditures, expected cash flows, future trucking capacity, expected freight demand, volumes, and shipping levels, future rates and prices, future utilization, future depreciation and amortization, expected driver compensation, incentives, and other future expenses, expected fuel prices and net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance, future fleet size and management, expected tax expense and effective tax rates, the extent to which we will be required to test our fixed charge covenant under our Credit Facility, the market value of equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees), the anticipated impact of our investment in Transport Enterprise Leasing, Inc. ("TEL"), the anticipated impact of existing and future industry regulations, and anticipated levels of and fluctuations relating to insurance and claims expense, including with respect to the September 2014 adverse judgment relating to a 2008 cargo claim and our commutation of any current policies, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The second quarter of 2016 was challenging as a result of lackluster freight demand. Capacity was plentiful industry-wide, and a segment of the shipping community became more rate conscious, which pressured our average freight revenue per mile, as well as our volumes where we were not willing to match some of the rates quoted by competitors.  There were still some positive outcomes in the quarter, even after taking into consideration the weak market, including the successful on-boarding of two new significant dedicated customers during the quarter.  The main positives in the second quarter were 1) revenue growth and improved operating profitability from our Solutions subsidiary, 2) growing our team truck percentage sequentially to 39.0% from 37.3% averaged in the first quarter, and 3) our safety efforts helped produce a greater than 10% reduction in Department of Transportation (“DOT”) reportable accidents compared to the prior year quarter. The main negatives in the quarter were 1) increased operating costs on a per mile basis, including unfavorable salary, net fuel and capital costs, 2) a 3.3% reduction in average miles per tractor, and 3) sequential deterioration in quarterly operating profitability at our SRT subsidiary, resulting in two consecutive quarters operating at a loss.

Additional items of note for the second quarter of 2016 include the following:

●
Total revenue of $158.8 million, a decrease of 9.5% compared with the second quarter of 2015 and freight revenue (which excludes revenue from fuel surcharges) of $144.4 million, a decrease of 5.1% compared with the second quarter of 2015;

●	Operating income of $7.3 million and an operating ratio of 94.9%, compared with operating income of $18.8 million and an operating ratio of 87.7% in the second quarter of 2015;

●	Net income of $3.6 million, or $0.20 per diluted share, compared with net income of $11.0 million, or $0.60 per diluted share, in the second quarter of 2015;

●
Net income for the 2015 quarter included a credit of $3.6 million pretax (or $0.12 per diluted share) of previously expensed casualty insurance premium from our commutation of the April 1, 2013 through September 30, 2014 policy period of our primary auto liability insurance policy;

●	With available borrowing capacity of $54.9 million under our Credit Facility as of June 30, 2016, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Covenant Transport Solutions, Inc.’s ("Solutions") total revenue increased by 11.7% to $14.1 million, compared to $12.7 million for the second quarter of 2015, and Solutions’ operating income increased to $1.5 million compared to the 2015 quarter at $0.6 million;

●	Our equity investment in TEL provided $1.2 million of pre-tax earnings compared to $1.3 million in the second quarter of 2015;

●	Since December 31, 2015, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations, has decreased by $47.7 million to $197.8 million; and

●	Stockholders’ equity at June 30, 2016, was $219.8 million and our tangible book value was $219.6 million, or $12.07 per basic share.

Attracting and retaining safe, service-oriented professional truck drivers remains among the greatest challenges for our industry and for us. While our fleet decreased to an average of 2,584 tractors for the second quarter of 2016 from 2,607 at March 31, 2016, our average number of team-driven trucks increased 2.9% to 1007 at June 30, 2016 from 979 at March 31, 2016.

Our outlook for the remainder of 2016 remains cautious. We will be focusing on laying the groundwork to improve the performance of SRT, gaining commitments for the peak season from our key customers, and increasing the percentage of our trucks with drivers. In this environment, we intend to manage down the size of our fleet, increase freight revenue per tractor, and intensely manage our costs and capital deployed.

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

The Truckload segment consists of three asset-based operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc., our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc., which provides primarily long-haul, regional, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

The main expenses that impact the profitability of our Truckload segment are the variable costs of transporting freight for our customers.  These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating independent contractors.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, whether we commute insurance policies after the end of certain policy years, fleet age, efficiency, and other factors.  Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

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

Revenue Equipment

At June 30, 2016, we operated 2,589 tractors and 6,793 trailers. Of such tractors, 2,327 were owned, 149 were financed under operating leases, and 221 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 4,235 were owned, 1,888 were financed under operating leases, and 670 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2016, our fleet had an average tractor age of 1.7 years and an average trailer age of 4.5 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2016 TO THREE AND SIX MONTHS ENDED JUNE 30, 2015

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Freight revenue	$144,436	$152,146	$289,115	$295,480
Fuel surcharge revenue	14,396	23,305	26,058	47,186
Total revenue	$158,832	$175,451	$315,173	$342,666

For the quarter ended June 30, 2016, total revenue decreased $16.6 million, or 9.5%, to $158.8 million from $175.5 million in the 2015 quarter.  Freight revenue decreased $7.7 million, or 5.1%, to $144.4 million for the quarter ended June 30, 2016, from $152.1 million in the 2015 quarter, while fuel surcharge revenue decreased $8.9 million quarter-over-quarter. The decrease in freight revenue resulted from a $9.2 million decrease in freight revenues from our Truckload segment, partially offset by a $1.5 million increase in revenues from Solutions.

The $9.2 million decrease in Truckload freight revenue relates to a 3.2% decrease in average freight revenue per tractor per week and a 4.1% decrease in our average tractor fleet, partially offset by a $0.6 million increase in freight revenue from our refrigerated intermodal service offering compared to the 2015 quarter.  The decrease in average freight revenue per tractor per week for the quarter ended June 30, 2016 is the result of a 3.3% decrease in average miles per unit, partially offset by an increase in average freight revenue per total mile of approximately 0.1% compared with the 2015 quarter.

For the six-month period ended June 30, 2016, total revenue decreased $27.5 million, or 8.0%, to $315.2 million from $342.7 million in the 2015 period.  Freight revenue decreased $6.4 million, or 2.2%, to $289.1 million for the six months ended June 30, 2016, from $295.5 million in the 2015 period, while fuel surcharge revenue decreased $21.1 million period-over-period. The decrease in freight revenue resulted from an $11.5 million decrease in freight revenues from our Truckload segment, partially offset by a $5.1 million increase in revenue from Solutions.

The $11.5 million decrease in Truckload freight revenue relates to a 1.9% decrease in average freight revenue per tractor per week and a 3.5% decrease in our average tractor fleet, partially offset by a $1.5 million increase in freight revenue from our refrigerated intermodal service offering compared to the same 2015 period.  The decrease in average freight revenue per tractor per week for the six-month period ended June 30, 2016 is the result of a 2.2% decrease in average miles per unit, partially offset by a 0.8% increase in average revenue per total mile when compared to the same period in 2015. Team driven units increased approximately 5.7% to an average of 993 for the six-month period ended June 30, 2016 compared to an average of 940 teams during the same 2015 period.

Solutions' revenue increased $1.5 million quarter-over-quarter and $5.1 million period-over-period, as a result of new customers added during the latter portion of 2015.

If softer freight demand continues, we expect rates and utilization trends to approximate those of the second quarter of 2016, except for the seasonal improvements related to e-commerce freight in the fourth quarter.  However, when the electronic logging device mandates are implemented or if economic growth improves, the resulting impact to supply and demand could drive an increase in both rates and utilization.

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

Salaries, wages, and related expenses

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Salaries, wages, and related expenses	$55,940	$59,131	$113,694	$117,384
% of total revenue	35.2%	33.7%	36.1%	34.3%
% of freight revenue	38.7%	38.9%	39.3%	39.7%

Salaries, wages, and related expenses decreased approximately $3.2 million, or 5.4%, for the three months ended June 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, salaries, wages, and related expenses increased to 35.2% of total revenue for the three months ended June 30, 2016, from 33.7% in the same quarter in 2015.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 38.7% of freight revenue for the three months ended June 30, 2016, from 38.9% in the same quarter in 2015.

For the six months ended June 30, 2016 salaries, wages, and related expenses decreased approximately $3.7 million, or 3.1%, compared with the same period in 2015.  As a percentage of total revenue, salaries, wages, and related expenses increased to 36.1% of total revenue for the six months ended June 30, 2016 from 34.3% for the six months ended June 30, 2016 and 2015.  As a percentage of freight revenue, salaries, wages, and related expenses declined to 39.3% of freight revenue for the six months ended June 30, 2016, from 39.7% in the same period in 2015.

The decrease in salaries, wages, and related expenses for both the quarter and six-month period is related to fewer trucks and thus fewer drivers and reduced incentive compensation due to the decline in year-over-year results.  The changes in salaries, wages, and related expenses as a percentage of freight and total revenue for the quarter and six-month period ended June 30, 2016 are primarily due to a higher percentage of our fleet comprised of team-driven tractors and employee pay increases since the second quarter of 2015, partially offset by decreased workers’ compensation expense and the reversal of an incentive compensation accrual due to lower likelihood of achievement for 2016.

Going forward, we believe salaries, wages, and related expenses will increase as a result of a tight driver market, wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation based on performance. In particular, we expect driver pay to increase as we look to reduce the number of unseated trucks in our fleet in a tight market for drivers.  Additionally, while we have no certainty regarding across-the-board driver pay increases, when the freight market allows for an increase in rates that exceeds inflation, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers.  Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Solutions business, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total fuel expense	$25,720	$32,511	$49,554	$64,405
% of total revenue	16.2%	18.5%	15.7%	18.8%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra-low-sulfur diesel prices as measured by the DOE averaged approximately $0.54 per gallon and $0.69 per gallon lower, respectively, for the quarter and six-month period ended June 30, 2016 compared with the same 2015 quarter and period.

Additionally, $4.1 million and $9.1 million, respectively, were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three and six months ended June 30, 2016, related to losses on contracts that expired. At June 30, 2016, there was no material ineffectiveness on existing contracts.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total fuel surcharge	$14,396	$23,305	$26,058	$47,186
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,564	1,411	2,849	3,422
Company fuel surcharge revenue	$12,832	$21,894	$23,209	$43,764
Total fuel expense	$25,720	$32,511	$49,554	$64,405
Less: Company fuel surcharge revenue	12,832	21,894	23,209	43,764
Net fuel expense	$12,888	$10,617	$26,345	$20,641
% of freight revenue	8.9%	7.0%	9.1%	7.0%

Total fuel expense decreased approximately $6.8 million, or 20.9%, for the three months ended June 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, total fuel expense decreased to 16.2% of total revenue for the three months ended June 30, 2016, from 18.5% in the same quarter in 2015. As a percentage of freight revenue, total fuel expense decreased to 17.8% of freight revenue for the three months ended June 30, 2016, from 21.4% in the same quarter in 2015.

For the six months ended June 30, 2016, total fuel expense decreased approximately $14.9 million, or 23.1%, compared with the same period in 2015.  As a percentage of total revenue, total fuel expense decreased to 15.7% of total revenue for the six months ended June 30, 2016, from 18.8% in the 2015 period.  As a percentage of freight revenue, total fuel expense decreased to 17.1% of freight revenue for the six months ended June 30, 2016, from 21.8% in the 2015 period.

These decreases for the quarter and six-month period ended June 30, 2016 are primarily due to an increase in our average fuel miles per gallon during 2016 as a result of purchasing equipment with more fuel-efficient engines and improved fuel pricing, partially offset by net losses from fuel hedging transactions of $4.1 million and $9.1 million, respectively, in the 2016 quarter and period compared to net losses of $2.6 million and $5.6 million, respectively, in the 2015 quarter and period.

Net fuel expense increased $2.3 million, or 21.4%, and $5.7 million, or 27.6%, respectively, for the quarter and six months ended June 30, 2016, as compared to the same 2015 quarter and period.  As a percentage of freight revenue, net fuel expense increased to 8.9% and 9.1%, respectively, for the quarter and six months ended June 30, 2016, as compared to the same 2015 quarter and period.  The change in net fuel expense is primarily due to decreased fuel surcharge revenue as a result of the aforementioned decrease in the average cost per gallon of ultra-low-sulfur diesel decreased fuel surcharge recovery percentage as a result of the softer freight market, which has pushed us to accept a higher percentage of brokered freight where we get minimal fuel surcharge recovery, as well as increased fuel hedging losses, and higher empty miles percentage.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our miles per gallon, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  In addition, we expect to continue using fuel price hedges periodically to mitigate the partial volatility in fuel prices relating to the portion of our fuel usage that is not covered by fuel surcharges, which may result in favorable or unfavorable results in a given quarter depending on market fuel prices.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.  We are continuing to focus our efforts on increasing our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units.  If these efforts are successful, they could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense.

Operations and maintenance

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operations and maintenance	$11,707	$12,140	$22,868	$22,937
% of total revenue	7.4%	6.9%	7.3%	6.7%
% of freight revenue	8.1%	8.0%	7.9%	7.8%

Operations and maintenance decreased approximately $0.4 million, or 3.6%, for the three months ended June 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, operations and maintenance increased to 7.4% of total revenue for the three months ended June 30, 2016, from 6.9% in the same quarter in 2015.  As a percentage of freight revenue, operations and maintenance increased to 8.1% of freight revenue for the three months ended June 30, 2016, from 8.0% in the same quarter in 2015.

For the six months ended June 30, 2016, operations and maintenance remained relatively even with the same period in 2015.  As a percentage of total revenue, operations and maintenance increased to 7.3% of total revenue for the six months ended June 30, 2016, from 6.7% in the same period in 2015.  As a percentage of freight revenue, operations and maintenance increased to 7.9% of freight revenue for the six months ended June 30, 2016, from 7.8% in the same period in 2015. The changes for the quarter and six-month period were primarily the result of reduced vehicle maintenance expense related to a decrease in the average age of our revenue equipment, partially offset by increased costs for recruiting professional drivers.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue equipment rentals and purchased transportation	$27,378	$25,957	$52,477	$49,166
% of total revenue	17.2%	14.8%	16.7%	14.3%
% of freight revenue	19.0%	17.1%	18.2%	16.6%

Revenue equipment rentals and purchased transportation increased approximately $1.4 million, or 5.5%, for the three months ended June 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 17.2% of total revenue for the three months ended June 30, 2016, from 14.8% in the same quarter in 2015.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 19.0% of freight revenue for the three months ended June 30, 2016, from 17.1% in the same quarter in 2015.

For the six months ended June 30, 2016, revenue equipment rentals and purchased transportation increased approximately $3.3 million, or 6.7%, compared with the same period in 2015.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 16.7% of total revenue for the six months ended June 30, 2016, from 14.3% in the same period in 2015.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 18.2% of freight revenue for the six months ended June 30, 2016, from 16.6% in the same period in 2015.

These increases for the three and six months ended June 30, 2016 were primarily the result of the increased costs related to the growth of Solutions and our refrigerated intermodal service offering, as well as an increase in the percentage of revenue generated by independent contractors.  We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or capital leases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow our Solutions and intermodal service offerings.

This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and handled by Solutions, the percentage of our fleet financed with operating leases, the cost to obtain third party transportation services, and growth of our intermodal service offerings, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  In addition, the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers will vary depending on capacity, which would have a corresponding impact on this expense category as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating taxes and licenses	$2,881	$2,622	$5,589	$5,283
% of total revenue	1.8%	1.5%	1.8%	1.5%
% of freight revenue	2.0%	1.7%	1.9%	1.8%

Operating taxes and licenses increased approximately $0.2 million, or 9.9%, for the three months ended June 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, operating taxes and licenses increased to 1.8% of total revenue for the three months ended June 30, 2016, from 1.5% in the same quarter of 2015.  As a percentage of freight revenue, operating taxes and licenses increased to 2.0% of freight revenue for the three months ended June 30, 2016, from 1.7% in the same quarter in 2015.

For the six months ended June 30, 2016, operating taxes and licenses increased approximately $0.3 million, or 5.8%, compared with the same period in 2015.  As a percentage of total revenue, operating taxes and licenses increased to 1.8% of total revenue for the six months ended June 30, 2016, from 1.5% in the same period in 2015.  As a percentage of freight revenue, operating claims and licenses increased to 1.9% of freight revenue for the six months ended June 30, 2016, from 1.8% in the same period in 2015.

The increase in operating taxes and licenses, including as percentage of total revenue and freight revenue, is primarily related to higher tax rates and lower revenue per tractor, which unfavorably impacted fixed cost absorption.

Insurance and claims

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Insurance and claims	$6,726	$4,276	$13,622	$15,045
% of total revenue	4.2%	2.4%	4.3%	4.4%
% of freight revenue	4.7%	2.8%	4.7%	5.1%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims increased approximately $2.5 million, or 57.3%, for the three months ended June 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, insurance and claims increased to 4.2% of total revenue for the three months ended June 30, 2016, from 2.4% in the same quarter of 2015.  As a percentage of freight revenue, insurance and claims increased to 4.7% of freight revenue for the three months ended June 30, 2016, from 2.8% in the same quarter in 2015.  Excluding the 2015 auto liability policy commutation, insurance and claims per mile cost decreased to 8.6 cents per mile in the second quarter of 2016 from 9.3 cents per mile in the second quarter of 2015.

For the six months ended June 30, 2016, insurance and claims decreased approximately $1.4 million, or 9.5%, compared with the same period in 2015.  As a percentage of total revenue, insurance and claims decreased to 4.3% of total revenue for the six months ended June 30, 2016, from 4.4% in the same period in 2015.  As a percentage of freight revenue, insurance and claims decreased to 4.7% of freight revenue for the six months ended June 30, 2016, from 5.1% in the same period in 2015.  Excluding the 2015 auto liability policy commutation, insurance and claims per mile cost decreased to 8.7 cents per mile in the six months ended June 30, 2016 from 11.2 cents per mile in the same 2015 period.

These changes primarily related to the $3.6 million auto liability commutation in the second quarter of 2015 as well as cost reductions as a result of additional investments in safety technology and favorable claims experience. Additionally, with respect to our rate of chargeable accidents per million miles, as measured by the DOT, we experienced the best first quarter and the third best second quarter since we started recording that data in 2001.

With our significant self-insured retention (including the increased self-insured retention resulting from our prior policy commutations), insurance and claims expense may fluctuate significantly from period-to-period.  Any increase in frequency or severity of claims, or any increase to then existing reserves, could adversely affect our financial condition and results of operations.  In relation to the 2008 cargo claim reserve, the judgment was partially reversed and the proceedings were remanded to the district court for further factual determinations.  The case is currently scheduled for trial in November 2016.  If these further proceedings are resolved favorably to us, any reduction of the accrual could reduce insurance and claims expense in the period in which the claim is resolved.  On the other hand, if we are not successful in obtaining such a favorable resolution, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest.  We periodically evaluate strategies to efficiently reduce our insurance and claims expense, which in the past has included the commutation of our auto liability insurance policy.  We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense.

Communications and utilities

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Communications and utilities	$1,465	$1,493	$2,942	$3,020
% of total revenue	0.9%	0.9%	0.9%	0.9%
% of freight revenue	1.0%	1.0%	1.0%	1.0%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
General supplies and expenses	$3,680	$4,252	$6,788	$7,933
% of total revenue	2.3%	2.4%	2.2%	2.3%
% of freight revenue	2.5%	2.8%	2.3%	2.7%

General supplies and expenses decreased approximately $0.5 million, or 13.5%, for the three months ended June 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, general supplies and expenses decreased to 2.3% of total revenue for the three months ended June 30, 2016, from 2.4% in the same quarter in 2015.  As a percentage of freight revenue, general supplies and expenses decreased to 2.5% of freight revenue for the three months ended June 30, 2016, from 2.8% in the same quarter in 2015.

For the six months ended June 30, 2016, general supplies and expenses decreased approximately $1.1 million, or 14.4%, compared with the same period in 2015.  As a percentage of total revenue, general supplies and expenses decreased to 2.2% of total revenue for the six months ended June 30, 2016, from 2.3% in the same period in 2015.  As a percentage of freight revenue, general supplies and expenses decreased to 2.3% of freight revenue for the six months ended June 30, 2016, from 2.7% in the same period in 2015.

These decreases are primarily related to reduced building rent expense as a result of the purchase of our previously leased Chattanooga headquarters property in August 2015.

Depreciation and amortization

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Depreciation and amortization	$16,019	$14,295	$32,904	$28,677
% of total revenue	10.1%	8.1%	10.4%	8.4%
% of freight revenue	11.1%	9.4%	11.4%	9.7%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets. Depreciation and amortization increased approximately $1.7 million, or 12.1%, for the three months ended June 30, 2016, compared with the same quarter in 2015. As a percentage of total revenue, depreciation and amortization increased to 10.1% of total revenue for the three months ended June 30, 2016, from 8.1% in the same quarter in 2015.  As a percentage of freight revenue, depreciation and amortization increased to 11.1% of freight revenue for the three months ended June 30, 2016, from 9.4% in the same quarter in 2015.

For the six months ended June 30, 2016, depreciation and amortization increased approximately $4.2 million, or 14.7%, compared with the same period in 2015. As a percentage of total revenue, depreciation and amortization increased to 10.4% of total revenue for the six months ended June 30, 2016, from 8.4% in the same period in 2015.  As a percentage of freight revenue, depreciation and amortization increased to 11.4% of freight revenue for the six months ended June 30, 2016, from 9.7% in the same period in 2015.

Excluding gains and losses, depreciation increased $2.1 million and $4.3 million, respectively, for the quarter and six-month period ended June 30, 2016, primarily as a result of the decline in projected revenue equipment residual values, continuing to replace older equipment with more expensive new models that are more fuel efficient and offer improved safety technology than in the 2015 quarter and period, as well as depreciation on our Chattanooga headquarters building purchased in August 2015. Gains on the sale of property and equipment increased $0.4 million and less than $0.1 million, respectively, in the quarter and six-month period ended June 30, 2016 compared to the same 2015 quarter and period, primarily due to variations in the number, type, and mileage of the units sold in the respective quarters and periods.  We expect to see an increase in depreciation and amortization going forward as a result of our expected increase in acquisition of revenue equipment through financed purchases and capital leases rather than operating leases and as result of the changes to the residual values noted above due to the soft used equipment market.  Additionally, if the soft used tractor market continues, this could result in lower gains than we have experienced in prior years.

Other expense, net

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Other expense, net	$1,955	$1,717	$4,251	$3,920
% of total revenue	1.2%	1.0%	1.3%	1.4%
% of freight revenue	1.4%	1.1%	1.5%	1.3%

Other expense, net consists primarily of interest expense, interest income, and other miscellaneous non-operating items.  Other expense, net increased approximately $0.2 million, or 13.9%, for the three months ended June 30, 2016, compared with the same quarter in 2015. As a percentage of total revenue, other expense, net increased to 1.2% of total revenue for the three months ended June 30, 2016, from 1.0% in the same quarter in 2015.  As a percentage of freight revenue, other expense, net increased to 1.4% of freight revenue for the three months ended June 30, 2016, from 1.1% in the same quarter in 2015.

For the six months ended June 30, 2016, other expense, net increased approximately $0.3 million, or 8.4% compared with the same 2015 period. As a percentage of total revenue, other expense, net decreased to 1.3% of total revenue for the six months ended June 30, 2016, from 1.4% in the same 2015 period.  As a percentage of freight revenue, other expense, net increased to 1.5% of freight revenue for the six months ended June 30, 2016, from 1.3% in the same 2015 period.

These increases are primarily the result of the increase in debt at a lower average interest rate related to the August 2015 purchase of our corporate headquarters, partially offset by the repayments of debt and capital leases. Going forward this item could further increase as a result of the incurrence of balance sheet debt, as we expect to transition away from operating leases and towards equipment notes and capital leases as a means of financing revenue equipment.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Equity in income of affiliate

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Equity in income of affiliate	$1,150	$1,335	$2,000	$2,720

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and six months ended June 30, 2016. The decrease in TEL’s contributions to our results is primarily due to the continuation of a softened used tractor market compared to the same 2015 periods.  Given the decline in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment in TEL to moderate over the next twelve months.

Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income tax expense	$2,879	$7,391	$4,500	$6,388
% of total revenue	1.8%	4.2%	1.4%	1.9%
% of freight revenue	2.0%	4.9%	1.6%	2.2%

Income tax expense decreased approximately $4.5 million, or 61.0%, for the three months ended June 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, income tax expense increased to 1.8% of total revenue for the three months ended June 30, 2016, from 4.2% in the same quarter in 2015.  As a percentage of freight revenue, income tax expense decreased to 2.0% of freight revenue for the three months ended June 30, 2016, from 4.9% in the same quarter in 2015.

For the six months ended June 30, 2016, income tax expense decreased approximately $1.9 million, or 29.6%, compared with the same period in 2015.  As a percentage of total revenue, income tax expense decreased to 1.4% of total revenue for the six months ended June 30, 2016, from 1.9% in the same period in 2015.  As a percentage of freight revenue, income tax expense decreased to 1.6% of freight revenue for the six months ended June 30, 2016, from 2.2% in the same period in 2015.

These decreases were primarily related to the $11.9 million and $15.1 million decreases in the pre-tax income in the 2016 periods compared to the 2015 periods, respectively, resulting from the decline in operating income noted above and the decrease in the contribution from TEL’s earnings partially offset by the $4.7 million one time tax credit taken during the first quarter of 2015.

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

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2016 TO THREE AND SIX MONTHS ENDED JUNE 30, 2015

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total Revenues:
Truckload	$144,698	$162,800	$287,452	$320,048
Other	14,134	12,651	27,721	22,618

Total	$158,832	$175,451	$315,173	$342,666

Operating Income:
Truckload	$8,681	$16,749	$17,051	$30,879
Other	1,489	580	3,314	917
Unallocated Corporate Overhead	(2,854)	1,445	(5,630)	(2,980)

Total	$7,316	$18,774	$14,735	$28,816

For the 2016 quarter Truckload total revenue decreased $18.1 million due to a $9.2 million decrease in freight revenue and an $8.9 million decrease in fuel surcharge revenue. The decrease in freight revenue is primarily the result of a 3.2% decrease in average freight revenue per tractor per week and a 4.1% decrease in our average tractor fleet, partially offset by a $0.6 million increase in freight revenue from our refrigerated intermodal service offering compared to the 2015 quarter.  The decrease in average freight revenue per tractor per week for the quarter ended June 30, 2016 is the result of a 3.3% decrease in average miles per unit, partially offset by an increase in average freight revenue per total mile of approximately 0.1% compared with the 2015 quarter.

Our Truckload operating income was $8.1 million lower in the 2016 quarter than in the same 2015 quarter, due to the abovementioned decrease in truck count and utilization. Additionally, operating costs per mile, net of fuel surcharge revenue, increased primarily due to increased net fuel costs and increased capital costs partially offset by reduced casualty insurance as described above.

The change in unallocated corporate overhead for the three months ended June 30, 2016 is primarily related to the abovementioned $3.6 million credit in the second quarter of 2015 for the commutation of two auto liability policies for the period from April 1, 2013 through September 30, 2014.

For the six months ended June 30, 2016, Truckload total revenue decreased $32.6 million due to a $21.1 million decrease in fuel surcharge revenue and an $11.5 million decrease in freight revenue, resulting from a 1.9% decrease in average freight revenue per tractor per week and a 3.5% decrease in our average tractor fleet, partially offset by a $1.5 million increase in freight revenue from our refrigerated intermodal service offering compared to the same 2015 period.  The decrease in average freight revenue per tractor per week for the six-month period ended June 30, 2016 is the result of a 2.2% decrease in average miles per unit, partially offset by an increase in average freight revenue per total mile of approximately 0.8% compared with the 2015 period.

Our Truckload operating income was $13.8 million lower in the six-month period ended June 30, 2016 compared to the same 2015 period, due to the abovementioned changes in utilization, truck count, and rates.  Additionally, operating costs per mile, net of fuel surcharge revenue, increased primarily due to increased net fuel costs and increased capital costs partially offset by reduced casualty insurance as described above.

Other total revenue and operating income increased $1.5 million and $0.9 million quarter-over-quarter, respectively, and increased $5.1 million and $2.4 million period-over-period, respectively, as a result of new customers added during the latter portion of 2015.

The change in unallocated corporate overhead for the six months ended June 30, 2015, includes the abovementioned $3.6 million credit in the second quarter of 2015 for the commutation of two auto liability policies for the period from April 1, 2013 through September 30, 2014, partially offset by a reduction in the quantity and severity of claims for accidents incurred.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at June 30, 2016, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had working capital (total current assets less total current liabilities) of $15.5 million and $46.4 million at June 30, 2016 and December 31, 2015, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund new tractors expected to be delivered in 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  With a relatively young average fleet age at June 30, 2016, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. Given the current state of our revenue equipment fleet, the freight market, and the new and used equipment markets, we expect capital expenditures, net of proceeds of expected dispositions, for 2016 to be between approximately $55.0 million and $65.0 million. As of June 30, 2016, we had $10.9 million of borrowings outstanding under the Credit Facility, undrawn letters of credit outstanding of approximately $26.8 million, and available borrowing capacity of $54.9 million.  Our intra-period borrowings on the Credit Facility ranged from none to approximately $25.4 million during the first six months of 2016.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were higher in the six-month period ended June 30, 2016 than in the 2015 period, primarily due to the change in receivables and advances as the result of increased cash collected during 2016 related to increased 2015 year-end revenues and the fluctuation in tax benefit/expense due to depreciation of revenue equipment, partially offset by a reduction of fuel surcharge revenue as compared to the same 2015 period. This improvement is partially offset by net income of $8.0 million in the 2016 period compared to net income of $21.2 million in the 2015 period, the 2015 return of $5.0 million which was previously provided by us to certain of our derivative counterparties related to the net liability position of certain of our fuel derivative instruments, and depreciation and amortization increasing approximately $4.3 million in the 2016 period, primarily as a result of the reduced residual revenue equipment value projections due to the softened used equipment market, purchase of our previously leased Chattanooga headquarters property, and the addition of new, more expensive tractors in the 2016 period compared to the 2015 period. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payments on our trade accounts in the 2016 period compared to the 2015 period.

The change in net cash flows used in investing activities was primarily the result of the $23.9 million decrease in assets held for sale due to the timing of dispositions of used revenue equipment including the units under contract to be sold at December 31, 2015.  During the 2016 period we took delivery of approximately 500 new company tractors and disposed of approximately 681 used tractors, including 365 recorded as assets held for sale at December 31, 2015, resulting in an average of 2,589 tractors for the 2016 period compared to an average of 2,698 tractors for the 2015 period.

The change in net cash flows used in financing activities was primarily a function of net repayments of notes payable and the balance under our Credit Facility. These changes primarily relate to the trade cycle of our revenue equipment and cash flows from investing and operating activities discussed above.  Going forward, our cash flows may fluctuate depending on the resolution of the 2008 cargo claim, future stock repurchases, and the extent of future income tax obligations.

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

In August 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to our purchase of our headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018. In exchange for these amendments, we agreed to pay fees of $0.2 million. Based on availability as of June 30, 2016 and December 31, 2015, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $10.9 million outstanding under the Credit Facility as of June 30, 2016, undrawn letters of credit outstanding of approximately $26.8 million, and available borrowing capacity of $54.9 million. The interest rate on outstanding borrowings as of June 30, 2016, was 4.0% on $0.4 million of base rate loans and 2.0% on $10.5 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2016 terminate in July 2016 through February 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2016 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $165.6 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $13.8 million at June 30, 2016, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At June 30, 2016, we had financed 149 tractors and 1,888 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $2.8 million and $3.0 million for the second quarters of 2016 and 2015, respectively. The total value of remaining payments under operating leases as of June 30, 2016 was approximately $19.2 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at June 30, 2016. The residual guarantees at June 30, 2016 expire between August 2018 and February 2019.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $19.9 million as of June 30, 2016. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three and six months ended June 30, 2016, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended June 30, 2016, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2015 Annual Report on Form 10-K.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedging contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ULSD. Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per NYMEX and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase or decrease in heating oil or diesel per gallon would have a de minimis impact to our net income due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 24.0 million gallons of diesel during the remainder of 2016, on which we recover approximately 64.4% of the cost (which was our fuel surcharge recovery rate during the year-to-date period ended June 30, 2016). Assuming our fuel surcharge recovery is consistent during the remainder of 2016, this leaves 8.5 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because the majority of our fuel hedge contracts were established prior to the recent decline in diesel fuel prices, we have not been able to realize the cost savings resulting from such decline to the same extent we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at June 30, 2016, of approximately $3.1 million, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive income, net of tax. Additionally, $0.3 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the six months ended June 30, 2016, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive income as of June 30, 2016, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $206.2 million of debt and capital leases, we had $41.6 million of variable rate debt outstanding at June 30, 2016, including both our Credit Facility and a real-estate note, of which $30.7 million was hedged with the aforementioned interest rate swap agreement at 4.2%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our June 30, 2016 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by a de minimis amount. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.                      CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against SRT relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals in September 2014. In November 2015, the Sixth Circuit reversed the district court in part, finding that the plaintiff could not recover under two of its causes of action. The Sixth Circuit remanded the proceedings to the district court for further factual determinations relating to whether the plaintiff could recover under a third cause of action. The case is scheduled for trial in November 2016.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended June 30, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1-30, 2016	265	$23.83	-	-
May 1-31, 2016	-	-	-	-
June 1-30, 2016	-	-	-	-
Total	265	$23.83	-	-

(1)
Includes 265 shares of Class A common stock withheld at an average price of $23.83 per share (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: August 9, 2016	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer