Form 10-Q
period 2016-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2016-11-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 7, 2016).

Class A Common Stock, $.01 par value: 15,844,319 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I          FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2016 (unaudited)	December 31, 2015
Current assets:
Cash and cash equivalents	$5,027	$4,490
Accounts receivable, net of allowance of $1,120 in 2016 and $1,857 in 2015	72,365	112,669
Drivers' advances and other receivables, net of allowance of $1,075 in 2016 and $1,005 in 2015	11,239	8,779
Inventory and supplies	4,112	4,004
Prepaid expenses	10,192	8,678
Assets held for sale	8,111	25,626
Income taxes receivable	3,798	8,591
Total current assets	114,844	172,837

Property and equipment, at cost	626,930	596,071
Less: accumulated depreciation and amortization	(154,676)	(142,022)
Net property and equipment	472,254	454,049

Other assets, net	19,884	19,831
Total assets	$606,982	$646,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,299	$4,698
Accounts payable	10,081	12,272
Accrued expenses	21,335	30,143
Current maturities of long-term debt	29,555	39,395
Current portion of capital lease obligations	1,736	4,031
Current portion of insurance and claims accrual	15,785	17,134
Other short-term liabilities	7,892	18,549
Total current liabilities	87,683	126,222

Long-term debt	178,188	196,057
Long-term portion of capital lease obligations	13,693	10,547
Insurance and claims accrual	19,373	22,300
Deferred income taxes	75,690	76,981
Other long-term liabilities	6,955	12,450
Total liabilities	381,582	444,557
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,922,879 shares issued and 15,844,319 outstanding as of September 30, 2016 and 15,922,879 shares issue and 15,773,381 shares outstanding as of December 31, 2015	170	170
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	138,823	139,968
Treasury stock at cost; 78,560 and 149,498 shares as of September 30, 2016 and December 31, 2015, respectively	(1,698)	(3,408)
Accumulated other comprehensive loss	(7,969)	(17,544)
Retained earnings	96,050	82,950
Total stockholders' equity	225,400	202,160
Total liabilities and stockholders' equity	$606,982	$646,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2016	2015	2016	2015
Revenue:
Freight revenue	$148,229	$153,522	$437,344	$449,003
Fuel surcharge revenue	16,271	19,990	42,329	67,175
Total revenue	$164,500	$173,512	$479,673	$516,178

Operating expenses:
Salaries, wages, and related expenses	57,972	60,241	171,666	177,624
Fuel expense	26,436	30,526	75,989	94,931
Operations and maintenance	11,359	12,728	34,227	35,666
Revenue equipment rentals and purchased transportation	27,831	27,548	80,308	76,714
Operating taxes and licenses	2,815	2,879	8,404	8,162
Insurance and claims	8,362	6,682	21,985	21,727
Communications and utilities	1,546	1,527	4,488	4,547
General supplies and expenses	3,405	2,060	10,193	9,993
Depreciation and amortization, including gains and losses on disposition of property and equipment	19,328	14,692	52,232	43,368
Total operating expenses	159,054	158,883	459,492	472,732
Operating income	5,446	14,629	20,181	43,446
Other expenses, net	1,959	2,041	6,210	5,962
Equity in income of affiliate	450	1,000	2,450	3,720
Income before income taxes	3,937	13,588	16,421	41,204
Income tax expense	1,068	5,961	5,568	12,349
Net income	$2,869	$7,627	$10,853	$28,855

Income per share:
Basic net income per share	$0.16	$0.42	$0.60	$1.59
Diluted net income per share	$0.16	$0.42	$0.59	$1.57
Basic weighted average shares outstanding	18,194	18,119	18,177	18,175
Diluted weighted average shares outstanding	18,287	18,320	18,258	18,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2016	2015	2016	2015

Net income	$2,869	$7,627	$10,853	$28,855

Other comprehensive income (loss):

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $72 and $779 in 2016 and $4,700 and $4,874 in 2015, respectively	(115)	(7,573)	1,244	(7,853)

Reclassification of cash flow hedge losses into statement of operations, net of tax of $1,596 and $5,215 in 2016 and $1,647 and $4,124 in 2015, respectively	2,549	2,652	8,331	6,644
Total other comprehensive income (loss)	2,434	(4,921)	9,575	(1,209)

Comprehensive income	$5,303	$2,706	$20,428	$27,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited and in thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In Capital	Treasury	Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Class A	Class B		Stock

Balances at December 31, 2015	$170	$24	$139,968	$(3,408)	$(17,544)	$82,950	$202,160

Net income	-	-	-	-	-	10,853	10,853

Other comprehensive income	-	-	-	-	9,575	-	9,575

Effect of adoption of ASU 2016-09	-	-	-	-	-	2,247	2,247

Exercise of stock options	-	-	(27)	59	-	-	32

Stock-based employee compensation expense	-	-	914	-	-	-	914

Issuance of restricted shares	-	-	(2,032)	1,651	-	-	(381)

Balances at September 30, 2016	$170	$24	$138,823	$(1,698)	$(7,969)	$96,050	$225,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands)

	Nine months ended September 30, (unaudited)
	2016	2015
Cash flows from operating activities:
Net income	$10,853	$28,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(531)	196
(Reversal)/deferral of gain on sales to equity method investee	(169)	38
Depreciation and amortization	52,142	43,741
Amortization of deferred financing fees	224	199
Deferred income tax (benefit) expense	(5,505)	1,798
Casualty premium credit	-	(3,600)
Income tax benefit arising from restricted share vesting	560	(1,757)
Unrealized gain on ineffective portion of fuel hedges	-	(1,290)
Return of cash collateral on fuel hedge	-	5,000
Stock-based compensation expense	1,114	1,136
Equity in income of affiliate	(2,450)	(3,720)
Return on investment in affiliated company	1,470	-
Loss (gain) on disposition of property and equipment	90	(373)
Changes in operating assets and liabilities:
Receivables and advances	43,743	22,655
Prepaid expenses and other assets	(1,028)	1,102
Inventory and supplies	(108)	250
Insurance and claims accrual	(4,276)	(3,599)
Accounts payable and accrued expenses	(14,040)	(12,071)
Net cash flows provided by operating activities	82,089	78,560

Cash flows from investing activities:
Acquisition of property and equipment	(100,920)	(145,611)
Proceeds from disposition of property and equipment	54,959	31,104
Net cash flows used in investing activities	(45,961)	(114,507)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(3,399)	-
Proceeds from issuance of notes payable	62,969	93,419
Proceeds from the exercise of stock options	32	1,092
Income tax benefit arising from restricted share vesting	-	1,757
Repayments of notes payable	(103,627)	(59,337)
Repayments of capital lease obligations	(3,711)	(1,286)
Proceeds under revolving credit facility	762,338	635,784
Repayments under revolving credit facility	(749,504)	(635,784)
Payment of minimum tax withholdings on stock compensation	(581)	(1,786)
Common stock repurchased	-	(4,994)
Debt refinancing costs	(108)	(226)
Net cash (used in) provided by financing activities	(35,591)	28,639

Net change in cash and cash equivalents	537	(7,308)

Cash and cash equivalents at beginning of period	4,490	21,330

Cash and cash equivalents at end of period	$5,027	$14,022

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2015, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Recent Accounting Pronouncements

Accounting Standards adopted

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, which changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company has adopted this standard effective for the interim period ended June 30, 2016 resulting in the recording of $2.2 million to retained earnings as of the beginning of 2016 and $0.6 million of additional income tax benefit in the first quarter of 2016 as a result of previously unrecognized tax benefits resulting from our net operating loss carryovers.  The statement of cash flows has not been adjusted for prior periods as we have adopted the statement of cash flow guidance prospectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We have historically depreciated new tractors (excluding day cabs) over five years to salvage values of approximately 25% of their cost.  We generally depreciate new trailers over six years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 38% of their cost. As a result of the progressive decline in the value of used tractors and our expectations that used tractor prices will not rebound in the near term, effective July 1, 2016 we reduced the salvage values on our tractors and, thus, prospectively increased depreciation expense. Estimates around the salvage values and useful lives for trailers remain unchanged. The impact in the third quarter of 2016 and in future quarters is approximately $2.0 million of additional depreciation expense per quarter or approximately $1.2 million per quarter net of tax, which represents approximately $0.06 per common or diluted share. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

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

Note 2.   Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share excludes a de minimis number of unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the three and nine months ended September 30, 2016 and 2015, respectively.  There were no outstanding stock options at September 30, 2016.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$2,869	$7,627	$10,853	$28,855
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,194	18,119	18,177	18,175
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	93	200	81	166
Equivalent shares issuable upon conversion of unvested employee stock options	-	1	-	5
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,287	18,320	18,258	18,346

Basic income per share:	$0.16	$0.42	$0.60	$1.59
Diluted income per share:	$0.16	$0.42	$0.59	$1.57

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total Revenues:
Truckload	$148,603	$159,615	$436,055	$479,664
Other	15,897	13,897	43,618	36,514

Total	$164,500	$173,512	$479,673	$516,178

Operating Income:
Truckload	$5,508	$15,983	$22,558	$46,799
Other	1,829	923	5,144	1,840
Unallocated Corporate Overhead	(1,891)	(2,277)	(7,521)	(5,193)

Total	$5,446	$14,629	$20,181	$43,446

Note 4.   Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rate of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements and elect to receive per diem are generally required to receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income or loss increases, the impact of the driver per diem program on our effective income tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective income tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of September 30, 2016 decreased approximately $0.4 million since December 31, 2015.

The net deferred tax liability of $75.7 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at September 30, 2016, for $1.2 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.   Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivative liability	September 30, 2016	December 31, 2015
Fair Value of Derivatives	$(12,957)	$(28,434)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(12,957)	$(28,434)
Significant Unobservable Inputs (Level 3)	-	-

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, debt, and an interest rate swap. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $19.3 million and $18.9 million of factoring receivables at September 30, 2016 and December 31, 2015, respectively, net of a $0.1 million and a $0.2 million allowance for bad debt for each respective year.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of any applicable fees and interest owed to us for the advance. At September 30, 2016 and December 31, 2015, the retained amounts related to factored receivables totaled $0.4 million and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at September 30, 2016, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on quotes from the counterparty, which were verified by comparing them to the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.

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

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at September 30, 2016, of approximately $3.0 million, is included in other liabilities in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million and $0.4 million were reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the three and nine months ended September 30, 2016, respectively, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive loss as of September 30, 2016, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At September 30, 2016, we had fuel hedge contracts on approximately 3.0 million gallons for the remainder of 2016, or approximately 26.5% of our projected remaining 2016 fuel requirements, approximately 12.1 million gallons for 2017, or approximately 26.5% of our projected 2017 fuel requirements, and approximately 7.6 million gallons for 2018, or approximately 16.6% of our projected 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at September 30, 2016, of approximately $9.9 million is included in other liabilities in the consolidated balance sheet and is included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the third quarter of 2016, market "spot" prices for ULSD peaked at a high of approximately $1.52 per gallon and hit a low price of approximately $1.20 per gallon. During the same 2015 quarter, market "spot" prices ranged from a high of $1.77 per gallon to a low of $1.32 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $4.0 million and $13.1 million were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three and nine months ended September 30, 2016, respectively, related to losses on fuel hedge contracts that expired.  Based on the amounts in accumulated other comprehensive loss as of September 30, 2016, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $4.5 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2016, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

Note 7.   Debt

Current and long-term debt consisted of the following at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016		December 31, 2015
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$15,836	$-	$3,002
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.4% and 3.6% at September 30, 2016 and December 31, 2015, respectively, due in monthly installments with final maturities at various dates ranging from October 2016 to January 2022, secured by related revenue equipment	28,605	133,462	38,461	163,387
Real estate notes; weighted average interest rate of 2.3% and 2.5% at September 30, 2016 and December 31, 2015, respectively due in monthly installments with fixed maturities at December 2018 and August 2035, secured by related real estate	1,214	29,217	1,184	30,124
Deferred loan costs	(264)	(327)	(250)	(456)
Total debt	29,555	178,188	39,395	196,057
Principal portion of capital lease obligations, secured by related revenue equipment	$1,736	$13,693	$4,031	$10,547
Total debt and capital lease obligations	$31,291	$191,881	$43,426	$206,604

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

In August 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to the purchase of the Company's headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018. In exchange for these amendments, we agreed to pay fees of $0.2 million. Based on availability as of September 30, 2016 and December 31, 2015, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $15.8 million outstanding under the Credit Facility as of September 30, 2016, undrawn letters of credit outstanding of approximately $26.8 million, and available borrowing capacity of $47.6 million. The interest rate on outstanding borrowings as of September 30, 2016, was 4.0% on $3.3 million of base rate loans and 2.1% on $12.5 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2016 terminate in October 2016 through September 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2016 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $149.2 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $9.9 million at September 30, 2016, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2016 and in 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

We have two real estate notes secured by the related real estate with fixed maturity at December 2018 and August 2035 for $3.4 million and $27.0 million, respectively.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At September 30, 2016, 611,933 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after June 30, 2023.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, is stock-based compensation expense of approximately $0.3 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively. All stock compensation expense recorded in 2016 and 2015 relates to restricted shares, given no options were granted during these periods.  An additional $0.2 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for each of the nine months ended September 30, 2016 and 2015, as this amount relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2016, certain participants elected to forfeit receipt of 26,406 shares of Class A common stock at a weighted average per share price of $22.00 based on the closing price of our Class A common stock on the date the shares vested in 2016, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.6 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.   Equity Method Investment

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL's majority owners would have received the option to purchase our ownership in TEL.  The options previously in effect were eliminated, and we are discussing with TEL's other owners a replacement option structure and alternatives. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent.   During the nine-month periods ended September 30, 2016 and 2015, we sold tractors and trailers to TEL totaling $0.4 million and $6.2 million, respectively, and received $1.3 million and $0.8 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized a net reversal of previously deferred gains totaling $0.2 million and less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  The deferred gains, totaling $0.6 million at September 30, 2016, are being carried as a reduction in our investment in TEL.  At September 30, 2016 and December 31, 2015, we had a receivable from TEL for $6.9 million and $5.3 million, respectively, related to cash disbursements made pursuant to a cash management agreement and related to providing various maintenance services, certain back-office functions, and for miscellaneous equipment.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2016 net income through September 30, 2016, or $2.5 million. Our investment in TEL, totaling $17.9 million and $16.8 million, at September 30, 2016 and December 31, 2015, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below:

(in thousands)	As of September 30, 2016	As of December 31, 2015
Current Assets	$18,114	$14,275
Non-current Assets	150,925	125,782
Current Liabilities	14,181	29,644
Non-current Liabilities	126,876	84,516
Total Equity	$27,982	$25,897

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Revenue	$29,359	$23,196	$72,559	$86,611
Operating Expenses	27,096	20,125	64,301	76,541
Operating Income	$2,263	$3,071	$8,258	$10,070
Net Income	$1,165	$2,180	$4,977	$7,694

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

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against our Southern Refrigerated Transport, Inc. subsidiary ("SRT") relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014. On November 5, 2015, the Sixth Circuit reversed the district court in part, finding that the plaintiff could not recover under two of its causes of action. The Sixth Circuit remanded the proceedings to the district court for further factual determinations relating to whether the plaintiff could recover under a third cause of action. The case is currently pending resolution of motions for summary judgment.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

We had $26.8 million and $31.4 million of outstanding and undrawn letters of credit as of September 30, 2016 and December 31, 2015, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 11. Other Comprehensive Income ("OCI")

OCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our OCI balance for the periods presented (in thousands; presented net of tax):

Details about OCI Components	Amount Reclassified from OCI for the three months ended September 30, 2016	Amount Reclassified from OCI for the nine months ended September 30, 2016	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Commodity derivative contracts	$4,009	$13,125	Fuel expense
	(1,543)	(5,053)	Income tax benefit
	$2,466	$8,072	Net of tax

Interest rate swap contract	$136	$421	Interest expense
	(53)	(162)	Income tax benefit
	$83	$259	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to expected earnings per diluted share, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment) and the adequacy of such sources to fulfill our needs, expected capital expenditures (including investments in revenue equipment), future fluctuations of cash flows, future trucking capacity, expected freight demand, volumes, and shipping levels, future rates and prices, future utilization, future depreciation and amortization, expected compensation, incentives, and other future expenses related to drivers and other employees, expected purchased transportation costs, including those related to independent contractors, expected fuel prices and net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, future fleet size and management, expected tax expense and effective income tax rates, potential defaults under our Credit Facility leading to accelerated obligations, termination of commitments, and defaults under other debt instruments, the extent to which we will be required to test our fixed charge covenant under our Credit Facility, future operating lease expenditures, the market value of equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees), future market conditions for used equipment, future changes in the useful life or salvage value of equipment, the anticipated impact of our investment in Transport Enterprise Leasing, Inc. ("TEL"), the anticipated impact of existing and future industry regulations, and anticipated levels of and fluctuations relating to insurance and claims expense, including resolution of a 2008 cargo claim and our commutation of any current policies, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The third quarter of 2016 was characterized by moderate freight volumes and a depressed market for used tractors. While we saw some strengthening of supply-demand dynamics in certain of our service offerings as compared to the second quarter of 2016, our SRT subsidiary has continued to struggle as we attempt to re-engineer our freight network in a difficult environment.  The main positives in the third quarter were 1) revenue growth and improved operating profitability from our Covenant Transport Solutions, Inc. subsidiary (“Solutions”), 2) a 4.1% sequential improved revenue per tractor at our Covenant Transport subsidiary, 3) a 1.9% sequential improved revenue per tractor at our Star subsidiary, and 4) our tangible book value per basic share increased 15.3% to $12.38 from $10.74 a year ago. The main negatives in the quarter were 1) increased operating costs on a per mile basis, including unfavorable capital and casualty insurance costs, 2) a 5.3% increase in Department of Transportation reportable accidents compared to the prior year quarter, and 3) a 4.2% sequential decline in revenue per tractor at our SRT subsidiary resulting in further deterioration in quarterly operating profitability at SRT, while operating at a loss for the third consecutive quarter.

Additional items of note for the third quarter of 2016 include the following:

●
Total revenue of $164.5 million, a decrease of 5.2% compared with the third quarter of 2015 and freight revenue (which excludes revenue from fuel surcharges) of $148.2 million, a decrease of 3.4% compared with the third quarter of 2015;

●	Operating income of $5.4 million and an operating ratio of 96.3%, compared with operating income of $14.6 million and an operating ratio of 90.5% in the third quarter of 2015;

●	Net income of $2.9 million, or $0.16 per diluted share, compared with net income of $7.6 million, or $0.42 per diluted share, in the third quarter of 2015;

●	With available borrowing capacity of $47.6 million under our Credit Facility as of September 30, 2016, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Solutions’ total revenue increased by 14.4% to $15.9 million, compared to $13.9 million for the third quarter of 2015, and Solutions’ operating income increased to $1.8 million compared to the 2015 quarter at $0.9 million;

●	Our equity investment in TEL provided $0.5 million of pre-tax earnings compared to $1.0 million in the third quarter of 2015;

●	Since December 31, 2015, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations, has decreased by $25.9 million to $238.2 million; and

●	Stockholders’ equity at September 30, 2016, was $225.4 million and our tangible book value was $238.2 million, or $12.38 per basic share.

For the fourth quarter of 2016, our focus will be on executing on the additional commitments from peak season customers at peak season rates, which are usually higher than non-peak season rates, while ensuring all of our valuable customers’ shipping needs are met, and increasing the percentage of our trucks with drivers. Regarding SRT’s profitability improvement plan, we are focusing this quarter on transitioning to new leadership, building lane density and optimizing the freight network, removing excess equipment to improve capital costs, improving on the excellence of our customer service, and enhancing the culture and employee morale.  We will also continue our focus on attracting and retaining safe, service-oriented professional truck drivers, which remains among the greatest challenges for our industry and for us.

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

In our Truckload segment, we primarily generate revenue by transporting freight for our customers.  Generally, we are paid a predetermined rate per mile for our truckload services.  We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that affect our Truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate.  These factors relate, among other things, to the general level of economic activity in the United States, shipper inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

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

We operate tractors driven by a single driver and also tractors assigned to two-person driver teams.  Our single driver tractors generally operate in shorter lengths-of-haul, generate fewer miles per tractor, and experience more non-revenue miles, but the lower productive miles are expected to be offset by generally higher revenue per loaded mile and the reduced expense of compensating only one driver.  In contrast, our two-person driver tractors generally operate in longer lengths-of-haul, generate greater miles per tractor, and experience fewer non-revenue miles, but we typically receive lower revenue per loaded mile and incur higher expenses associated with compensating both drivers.  We expect operating statistics and expenses to shift with the mix of single and team operations.

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

Revenue Equipment

At September 30, 2016, we operated 2,581 tractors and 7,090 trailers. Of such tractors, 2,215 were owned, 139 were financed under operating leases, and 227 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 4,627 were owned, 1,733 were financed under operating leases, and 730 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2016, our fleet had an average tractor age of 1.7 years and an average trailer age of 4.3 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Freight revenue	$148,229	$153,522	$437,344	$449,003
Fuel surcharge revenue	16,271	19,990	42,329	67,175
Total revenue	$164,500	$173,512	$479,673	$516,178

For the quarter ended September 30, 2016, total revenue decreased $9.0 million, or 5.2%, to $164.5 million from $173.5 million in the 2015 quarter.  Freight revenue decreased $5.3 million, or 3.4%, to $148.2 million for the quarter ended September 30, 2016, from $153.5 million in the 2015 quarter, while fuel surcharge revenue decreased $3.7 million quarter-over-quarter. The decrease in freight revenue resulted from a $7.3 million decrease in freight revenues from our Truckload segment, partially offset by a $2.0 million increase in revenues from Solutions. The $7.3 million decrease in Truckload freight revenue relates to a 1.2% decrease in average freight revenue per tractor per week.  The decrease in average freight revenue per tractor per week for the quarter ended September 30, 2016 is the result of a decrease in average freight revenue per total mile of approximately 1.0% and a decrease in average miles per unit of 0.2% compared to the 2015 period as a result of a lower percentage of seated units, partially offset by an increase in the percentage of team-driven units.

For the nine-month period ended September 30, 2016, total revenue decreased $36.5 million, or 7.1%, to $479.7 million from $516.2 million in the 2015 period.  Freight revenue decreased $11.7 million, or 2.6%, to $437.3 million for the nine months ended September 30, 2016, from $449.0 million in the 2015 period, while fuel surcharge revenue decreased $24.8 million period-over-period. The decrease in freight revenue resulted from an $18.8 million decrease in freight revenues from our Truckload segment, partially offset by a $7.1 million increase in revenue from Solutions. The $18.8 million decrease in Truckload freight revenue relates to a 1.7% decrease in average freight revenue per tractor per week and a 3.8% decrease in our average number of units during the period partially offset by a $1.6 million increase in freight revenue from our refrigerated intermodal service offering compared to the same 2015 period.  The decrease in average freight revenue per tractor per week for the nine-month period ended September 30, 2016 is the result of a 1.6% decrease in average miles per unit, partially offset by a 0.2% increase in average revenue per total mile when compared to the same period in 2015. Team driven units increased approximately 4.8% to an average of 994 for the nine-month period ended September 30, 2016 compared to an average of 948 teams during the same 2015 period.

Solutions' revenue increased $2.0 million quarter-over-quarter and $7.1 million period-over-period, as a result of growth during the latter portion of 2015 that has been sustained through 2016.

For the fourth quarter of 2016, we expect to see robust seasonal improvements related to e-commerce freight; however, we don’t expect revenue or profitability to improve to the same extent as in the 2015 period.  Our expectations for 2017 are for the first half of the year to be similar to our most recent six months of 2016 with an expectation of improvement during the latter portion of the year.

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

Salaries, wages, and related expenses

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries, wages, and related expenses	$57,972	$60,241	$171,666	$177,624
% of total revenue	35.2%	34.7%	35.8%	34.4%
% of freight revenue	39.1%	39.2%	39.3%	39.6%

Salaries, wages, and related expenses decreased approximately $2.3 million, or 3.8%, for the three months ended September 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, salaries, wages, and related expenses increased to 35.2% of total revenue for the three months ended September 30, 2016, from 34.7% in the same quarter in 2015.  As a percentage of freight revenue, salaries, wages, and related expenses remained relatively even at 39.1% of freight revenue for the three months ended September 30, 2016, compared to 39.2% for the same quarter in 2015.

For the nine months ended September 30, 2016 salaries, wages, and related expenses decreased approximately $6.0 million, or 3.4%, compared with the same period in 2015.  As a percentage of total revenue, salaries, wages, and related expenses increased to 35.8% of total revenue for the nine months ended September 30, 2016 from 34.4% for the nine months ended September 30, 2016 and 2015.  As a percentage of freight revenue, salaries, wages, and related expenses declined to 39.3% of freight revenue for the nine months ended September 30, 2016, from 39.6% in the same period in 2015.

The decrease in salaries, wages, and related expenses for both the quarter and nine-month period is related to fewer trucks and thus fewer drivers and reduced incentive compensation due to the decline in year-over-year results.  The changes in salaries, wages, and related expenses as a percentage of freight and total revenue for the quarter and nine-month period ended September 30, 2016 are primarily due to a higher percentage of our fleet comprised of team-driven tractors and employee pay increases since the second quarter of 2015, partially offset by reduced group health costs and the reversal of an incentive compensation accrual due to lower likelihood of achievement for 2016.

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

Fuel expense

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total fuel expense	$26,436	$30,526	$75,989	$94,931
% of total revenue	16.1%	17.6%	15.8%	18.4%

We receive a fuel surcharge on our loaded miles from most shippers; however, this does not cover all of our fuel costs or the entirety of any increase in fuel prices for several reasons, including the following: surcharges cover only loaded miles we operate; surcharges do not cover miles driven out-of-route by our drivers; and surcharges typically do not cover refrigeration unit fuel usage or fuel burned by tractors while idling.  Moreover, most of our business relating to shipments obtained from freight brokers does not carry a fuel surcharge.  Finally, fuel surcharges vary in the percentage of reimbursement offered, and not all surcharges fully compensate for fuel price increases even on loaded miles.

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  ULSD prices as measured by the DOE averaged approximately $0.26 per gallon and $0.54 per gallon lower, respectively, for the quarter and nine-month periods ended September 30, 2016 compared with the same 2015 quarter and period.

Additionally, $4.0 million and $13.1 million, respectively, were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three and nine months ended September 30, 2016, related to losses on fuel-hedging contracts that expired. For the three and nine months ended September 30, 2015, $4.2 million and $10.7 million, respectively were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense. At September 30, 2016, there was no material ineffectiveness on existing contracts.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge revenue, the percentage of miles driven by company trucks, our fuel economy, our percentage of deadhead miles, for which we do not receive fuel surcharge revenues, and the net impact of fuel hedging gains and losses that are reclassified as an addition to or reduction of fuel expense.  Net fuel expense is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total fuel surcharge	$16,271	$19,990	$42,329	$67,175
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,687	1,984	4,536	6,050
Company fuel surcharge revenue	$14,584	$18,006	$37,793	$61,125
Total fuel expense	$26,436	$30,526	$75,989	$94,931
Less: Company fuel surcharge revenue	14,584	18,006	37,793	61,125
Net fuel expense	$11,852	$12,520	$38,196	$33,806
% of freight revenue	8.0%	8.2%	8.7%	7.5%

Total fuel expense decreased approximately $4.1 million, or 13.4%, for the three months ended September 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, total fuel expense decreased to 16.1% of total revenue for the three months ended September 30, 2016, from 17.6% in the same quarter in 2015. As a percentage of freight revenue, total fuel expense decreased to 17.8% of freight revenue for the three months ended September 30, 2016, from 19.9% in the same quarter in 2015.

For the nine months ended September 30, 2016, total fuel expense decreased approximately $18.9 million, or 20.0%, compared with the same period in 2015.  As a percentage of total revenue, total fuel expense decreased to 15.8% of total revenue for the nine months ended September 30, 2016, from 18.4% in the 2015 period.  As a percentage of freight revenue, total fuel expense decreased to 17.4% of freight revenue for the nine months ended September 30, 2016, from 21.1% in the 2015 period.

These decreases for the quarter ended September 30, 2016 are primarily due to improved fuel pricing that was less volatile than the 2015 quarter.  For the nine months ended September 30, 2016, these decreases are due to improved fuel pricing in the 2016 period, more fuel-efficient engines, and more freight brokered to third parties during the first six months of 2016. These decreases were partially offset by net losses from fuel hedging transactions of $4.0 million and $13.1 million respectively, in the 2016 quarter and period compared to net losses of $3.9 million and $9.5 million, respectively, in the 2015 quarter and period.

Net fuel expense decreased $0.7 million, or 5.3%, and increased $4.4 million, or 13.0%, respectively, for the quarter and nine months ended September 30, 2016, as compared to the same 2015 quarter and period.  As a percentage of freight revenue, net fuel expense decreased to 8.0% and increased to 8.7%, respectively, for the quarter and nine months ended September 30, 2016, as compared to the same 2015 quarter and period.  The change in net fuel expense is primarily due to decreased fuel surcharge revenue as a result of the decrease in the average cost per gallon of ULSD noted above, partially offset by decreased fuel surcharge recovery and increased fuel hedging losses. The decrease in fuel surcharge recovery was primarily due to the softer freight market, which has pushed us to accept a higher percentage of brokered freight where we get minimal fuel surcharge recovery.

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

Operations and maintenance

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operations and maintenance	$11,359	$12,728	$34,227	$35,666
% of total revenue	6.9%	7.3%	7.1%	6.9%
% of freight revenue	7.7%	8.3%	7.8%	7.9%

Operations and maintenance decreased approximately $1.4 million, or 10.8%, for the three months ended September 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, operations and maintenance decreased to 6.9% of total revenue for the three months ended September 30, 2016, from 7.3% in the same quarter in 2015.  As a percentage of freight revenue, operations and maintenance decreased to 7.7% of freight revenue for the three months ended September 30, 2016, from 8.3% in the same quarter in 2015. These changes were primarily the result of a reduction in over, short, and damage claims by shippers, vehicle maintenance expense, and tolls expense, partially offset by an increase in unloading expense related to an account that was brought on during the second quarter.

For the nine months ended September 30, 2016, operations and maintenance decreased $1.4 million, or 4.0%, compared with the same period in 2015.  As a percentage of total revenue, operations and maintenance increased to 7.1% of total revenue for the nine months ended September 30, 2016, from 6.9% in the same period in 2015.  As a percentage of freight revenue, operations and maintenance decreased to 7.8% of freight revenue for the nine months ended September 30, 2016, from 7.9% in the same period in 2015. The changes for the nine-month period were primarily the result of reductions in vehicle maintenance expense, over, short, and damage claims by shippers, and tolls, partially offset by an increase in unloading and other expenses related to an account that was brought on during the second quarter and increased costs for recruiting professional drivers.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue equipment rentals and purchased transportation	$27,831	$27,548	$80,308	$76,714
% of total revenue	16.9%	15.9%	16.7%	14.9%
% of freight revenue	18.8%	17.9%	18.4%	17.1%

Revenue equipment rentals and purchased transportation increased approximately $0.3 million, or 1.0%, for the three months ended September 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 16.9% of total revenue for the three months ended September 30, 2016, from 15.9% in the same quarter in 2015.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 18.8% of freight revenue for the three months ended September 30, 2016, from 17.9% in the same quarter in 2015.

For the nine months ended September 30, 2016, revenue equipment rentals and purchased transportation increased approximately $3.6 million, or 4.7%, compared with the same period in 2015.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 16.7% of total revenue for the nine months ended September 30, 2016, from 14.9% in the same period in 2015.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 18.4% of freight revenue for the nine months ended September 30, 2016, from 17.1% in the same period in 2015.

These increases for the three and nine months ended September 30, 2016 were primarily the result of the increased costs related to the growth of Solutions and our refrigerated intermodal service offering, as well as an increase in the percentage of revenue generated by independent contractors.  We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or capital leases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow our Solutions and intermodal service offerings.

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

Operating taxes and licenses

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating taxes and licenses	$2,815	$2,879	$8,404	$8,162
% of total revenue	1.7%	1.7%	1.8%	1.6%
% of freight revenue	1.9%	1.9%	1.9%	1.8%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Insurance and claims	$8,362	$6,682	$21,985	$21,727
% of total revenue	5.1%	3.9%	4.6%	4.2%
% of freight revenue	5.6%	4.4%	5.0%	4.8%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims increased approximately $1.7 million, or 25.1%, for the three months ended September 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, insurance and claims increased to 5.1% of total revenue for the three months ended September 30, 2016, from 3.9% in the same quarter of 2015.  As a percentage of freight revenue, insurance and claims increased to 5.6% of freight revenue for the three months ended September 30, 2016, from 4.4% in the same quarter in 2015.  Insurance and claims per mile cost increased to 10.5 cents per mile in the three months ended September 30, 2016 from 8.0 cents per mile in the same 2015 period.  These increases are primarily the result of increased frequency and severity of accidents during the three months ended September 30, 2016, compared to the same 2015 period.

For the nine months ended September 30, 2016, insurance and claims increased approximately $0.3 million, or 1.2%, compared with the same period in 2015.  As a percentage of total revenue, insurance and claims increased to 4.6% of total revenue for the nine months ended September 30, 2016, from 4.2% in the same period in 2015.  As a percentage of freight revenue, insurance and claims increased to 5.0% of freight revenue for the nine months ended September 30, 2016, from 4.8% in the same period in 2015.  These changes primarily related to the $3.6 million auto liability commutation in the second quarter of 2015 partially offset by increased frequency and severity of accidents during the third quarter of 2016. Excluding the 2015 auto liability policy commutation, insurance and claims per mile cost decreased to 9.3 cents per mile in the nine months ended September 30, 2016 from 10.1 cents per mile in the same 2015 period.

With our significant self-insured retention (including the increased self-insured retention resulting from our prior policy commutations), insurance and claims expense may fluctuate significantly from period-to-period.  Any increase in frequency or severity of claims, or any increase to then existing reserves, could adversely affect our financial condition and results of operations.  In relation to the 2008 SRT cargo claim reserve, the judgment was partially reversed and the proceedings were remanded to the district court for further factual determinations.  The case is currently pending resolution of motions for summary judgment.  If these further proceedings are resolved favorably to us, any reduction of the accrual could reduce insurance and claims expense in the period in which the claim is resolved.  On the other hand, if we are not successful in obtaining such a favorable resolution, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest.  We periodically evaluate strategies to efficiently reduce our insurance and claims expense, which in the past has included the commutation of our auto liability insurance policy.  We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense.

Communications and utilities

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Communications and utilities	$1,546	$1,527	$4,488	$4,547
% of total revenue	0.9%	0.9%	0.9%	0.9%
% of freight revenue	1.0%	1.0%	1.0%	1.0%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
General supplies and expenses	$3,405	$2,060	$10,193	$9,993
% of total revenue	2.1%	1.2%	2.1%	1.9%
% of freight revenue	2.3%	1.3%	2.3%	2.2%

General supplies and expenses increased approximately $1.3 million, or 65.3%, for the three months ended September 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, general supplies and expenses increased to 2.1% of total revenue for the three months ended September 30, 2016, from 1.2% in the same quarter in 2015.  As a percentage of freight revenue, general supplies and expenses increased to 2.3% of freight revenue for the three months ended September 30, 2016, from 1.3% in the same quarter in 2015.

For the nine months ended September 30, 2016, general supplies and expenses increased approximately $0.2 million, or 2.0%, compared with the same period in 2015.  As a percentage of total revenue, general supplies and expenses increased to 2.1% of total revenue for the nine months ended September 30, 2016, from 1.9% in the same period in 2015.  As a percentage of freight revenue, general supplies and expenses increased to 2.3% of freight revenue for the nine months ended September 30, 2016, from 2.2% in the same period in 2015.

These increases are primarily related to the approximately $1.2 million reversal of deferred rent expense partially offset by reduced building rent expense related to the purchase of our previously leased Chattanooga headquarters property in August 2015.

Depreciation and amortization

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Depreciation and amortization	$19,328	$14,692	$52,232	$43,368
% of total revenue	11.7%	8.5%	10.9%	8.4%
% of freight revenue	13.0%	9.6%	11.9%	9.7%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets. Depreciation and amortization increased approximately $4.6 million, or 31.6%, for the three months ended September 30, 2016, compared with the same quarter in 2015. As a percentage of total revenue, depreciation and amortization increased to 11.7% of total revenue for the three months ended September 30, 2016, from 8.5% in the same quarter in 2015.  As a percentage of freight revenue, depreciation and amortization increased to 13.0% of freight revenue for the three months ended September 30, 2016, from 9.6% in the same quarter in 2015.

For the nine months ended September 30, 2016, depreciation and amortization increased approximately $8.9 million, or 20.4%, compared with the same period in 2015. As a percentage of total revenue, depreciation and amortization increased to 10.9% of total revenue for the nine months ended September 30, 2016, from 8.4% in the same period in 2015.  As a percentage of freight revenue, depreciation and amortization increased to 11.9% of freight revenue for the nine months ended September 30, 2016, from 9.7% in the same period in 2015.

Excluding gains and losses, depreciation increased $4.1 million and $8.4 million, respectively, for the quarter and nine-month period ended September 30, 2016, primarily as a result of our taking accelerated depreciation to reflect the decline in projected revenue equipment residual values, higher depreciation resulting from the acquisition of more expensive equipment than in the 2015 period, as we sought to replace certain equipment with more fuel efficient models that offer improved safety technology, as well as the recognition of depreciation on our previously leased Chattanooga headquarters building, which we purchased in August 2015. Losses on the sale of property and equipment were $0.4 million and $0.1 million in the quarter and nine-month period ended September 30, 2016, respectively, compared to gains of $0.1 million and $0.4 million for the same 2015 quarter and period, primarily due to variations in the number, type, and mileage of the units sold in the respective quarters and periods.  We expect depreciation and amortization to remain at these higher levels going forward as a result of our acquisition of revenue equipment through financed purchases and capital leases rather than operating leases and as a result of the changes to the residual values noted above due to the soft used equipment market.  Additionally, if the soft used tractor market continues, this could result in the continuation of lower gains than we have experienced in prior years.

Interest expense, net

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest expense, net	$1,959	$2,041	$6,210	$5,962
% of total revenue	1.2%	1.2%	1.3%	1.2%
% of freight revenue	1.3%	1.3%	1.4%	1.3%

For the periods presented, the changes in interest expenses, net were not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Equity in income of affiliate

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Equity in income of affiliate	$450	$1,000	$2,450	$3,720

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and nine months ended September 30, 2016. The decrease in TEL’s contributions to our results is primarily due to the continuation of a softened used tractor market compared to the same 2015 periods. Given the decline in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment in TEL to moderate over the next twelve months.

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income tax expense	$1,068	$5,961	$5,568	$12,349
% of total revenue	0.6%	3.4%	1.2%	2.4%
% of freight revenue	0.7%	3.9%	1.3%	2.8%
Effective income tax rate	27.1%	43.9%	33.9%	30.0%

Income tax expense decreased approximately $4.9 million, or 82.1%, for the three months ended September 30, 2016, compared with the same quarter in 2015.  As a percentage of total revenue, income tax expense decreased to 0.6% of total revenue for the three months ended September 30, 2016, from 3.4% in the same quarter in 2015.  As a percentage of freight revenue, income tax expense decreased to 0.7% of freight revenue for the three months ended September 30, 2016, from 3.9% in the same quarter in 2015.

For the nine months ended September 30, 2016, income tax expense decreased approximately $6.8 million, or 54.9%, compared with the same period in 2015.  As a percentage of total revenue, income tax expense decreased to 1.2% of total revenue for the nine months ended September 30, 2016, from 2.4% in the same period in 2015.  As a percentage of freight revenue, income tax expense decreased to 1.3% of freight revenue for the nine months ended September 30, 2016, from 2.8% in the same period in 2015.

These changes were primarily related to the $9.7 million and $24.8 million decreases, respectively, in the pre-tax income in the 2016 quarter and period compared to the 2015 quarter and period, resulting from the decline in operating income noted above and the decrease in the contribution from TEL’s earnings.

The effective income tax rate has historically been higher than the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. The effective income tax rate is lower in the 2016 quarter and period due to certain tax credits recognized in the third quarter of 2016.  Additionally, the 2015 nine-month period included a $4.7 million tax credit taken in the first quarter of 2015. The reduced effective income tax rate is not something we expect to have consistently going forward, however, there could be volatility in our tax rate as income fluctuates and as we evaluate several planning opportunities.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total Revenues:
Truckload	$148,603	$159,615	$436,055	$479,664
Other	15,897	13,897	43,618	36,514

Total	$164,500	$173,512	$479,673	$516,178

Operating Income:
Truckload	$5,508	$15,983	$22,558	$46,799
Other	1,829	923	5,144	1,840
Unallocated Corporate Overhead	(1,891)	(2,277)	(7,521)	(5,193)

Total	$5,446	$14,629	$20,181	$43,446

For the 2016 quarter Truckload total revenue decreased $11.0 million due to a $7.3 million decrease in freight revenue and a $3.7 million decrease in fuel surcharge revenue. The decrease in freight revenue is primarily the result of a 1.2% decrease in average freight revenue per tractor per week.  The decrease in average freight revenue per tractor per week for the quarter ended September 30, 2016 is the result of a decrease in average freight revenue per total mile of approximately 1.0%, resulting primarily from a decrease in rates versus the 2015 quarter, and a decrease in average miles per unit of 0.2% compared to the 2015 quarter resulting primarily from a lower percentage of seated units, partially offset by an increase in the percentage of team-driven units.

Our Truckload operating income was $10.5 million lower in the 2016 quarter than in the same 2015 quarter, due to the abovementioned decrease in rates, utilization, and seated units. Additionally, operating costs per mile, net of fuel surcharge revenue, increased primarily due to increased capital costs and casualty insurance, partially offset by reduced salaries, wages, and benefits, as described above.

The change in unallocated corporate overhead for the three months ended September 30, 2016 is primarily related to the reversal of an incentive compensation accrual due to lower likelihood of achievement for 2016.

For the nine months ended September 30, 2016, Truckload total revenue decreased $43.6 million due to a $24.8 million decrease in fuel surcharge revenue and an $18.8 million decrease in freight revenue, resulting from a 1.7% decrease in average freight revenue per tractor per week partially offset by a $1.6 million increase in freight revenue from our refrigerated intermodal service offering compared to the same 2015 period.  The decrease in average freight revenue per tractor per week for the nine-month period ended September 30, 2016 is the result of a 1.6% decrease in average miles per unit, partially offset by a 0.2% increase in average revenue per total mile when compared to the same period in 2015. Team driven units increased approximately 4.8% to an average of 994 for the nine-month period ended September 30, 2016 compared to an average of 948 teams during the same 2015 period.

Our Truckload operating income was $24.2 million lower in the nine-month period ended September 30, 2016 compared to the same 2015 period, due to the abovementioned changes in utilization and rates.  Additionally, operating costs per mile, net of fuel surcharge revenue, increased primarily due to increased net fuel costs and increased capital costs partially offset by reduced salaries, wages, and benefits as described above.

Other total revenue and operating income increased $2.0 million and $0.9 million quarter-over-quarter, respectively, and increased $7.1 million and $3.3 million period-over-period, respectively, as a result of growth at Solutions during the latter portion of 2015 that has been sustained through 2016.

The change in unallocated corporate overhead for the nine months ended September 30, 2016, includes the abovementioned $3.6 million credit in the second quarter of 2015 for the commutation of two auto liability policies for the period from April 1, 2013 through September 30, 2014.

For the quarter and nine months ended September 30, 2016, the decrease in fuel surcharge revenue was primarily due to lower fuel prices and operation of fewer tractors versus the 2015 quarter and period.  See our discussion of “Fuel expense” above for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at September 30, 2016, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had working capital (total current assets less total current liabilities) of $27.2 million and $46.4 million at September 30, 2016 and December 31, 2015, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund new tractors expected to be delivered in 2016, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  With a relatively young average fleet age at September 30, 2016, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we grow our independent contractor fleet, our capital requirements would be reduced. Given the current state of our revenue equipment fleet, the freight market, and the new and used equipment markets, we expect capital expenditures, net of proceeds of expected dispositions, for 2017 to be less than that of either 2014 or 2015. As of September 30, 2016, we had $15.8 million of borrowings outstanding under the Credit Facility, undrawn letters of credit outstanding of approximately $26.8 million, and available borrowing capacity of $47.6 million.  Our intra-period borrowings on the Credit Facility ranged from none to approximately $25.4 million during the first nine months of 2016.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were higher in the nine-month period ended September 30, 2016 than in the 2015 period, primarily due to the change in receivables and advances as the result of increased cash collected during 2016 related to increased 2015 year-end revenues, a reduction of average days to collect to approximately 31 days from approximately 33 days, and the fluctuation in tax benefit/expense due to the reversal of deferred tax effects on amounts in other comprehensive income. This improvement is partially offset by net income of $10.9 million in the 2016 period compared to net income of $28.9 million in the 2015 period, the 2015 return of $5.0 million which was previously provided by us to certain of our derivative counterparties related to the net liability position of certain of our fuel derivative instruments, a reduction of fuel surcharge revenue as compared to the same 2015 period, and depreciation and amortization increasing approximately $8.4 million in the 2016 period, primarily as a result of the reduced residual revenue equipment value projections due to the softened used equipment market and purchase of our previously leased Chattanooga headquarters property. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payments on our trade accounts in the 2016 period compared to the 2015 period.

The change in net cash flows used in investing activities was primarily the result of the $23.9 million decrease in assets held for sale due to the timing of dispositions of used revenue equipment including the units under contract to be sold at December 31, 2015.  During the 2016 period we took delivery of approximately 650 new company tractors and disposed of approximately 909 used tractors, including 365 recorded as assets held for sale at December 31, 2015, resulting in an average of 2,605 tractors for the 2016 period compared to an average of 2,707 tractors for the 2015 period.  For the remainder of the 2016 period, we do not plan to have any additional deliveries of new company tractors.  Going forward cash flows from disposals of equipment could be more volatile given the weakness in the used tractor market.

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

In August 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to our purchase of our headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018. In exchange for these amendments, we agreed to pay fees of $0.2 million. Based on availability as of September 30, 2016 and December 31, 2015, there was no fixed charge coverage requirement.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $15.8 million outstanding under the Credit Facility as of September 30, 2016, undrawn letters of credit outstanding of approximately $26.8 million, and available borrowing capacity of $47.6 million. The interest rate on outstanding borrowings as of September 30, 2016, was 4.0% on $3.3 million of base rate loans and 2.1% on $12.5 million of LIBOR loans.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2016 terminate in October 2016 through September 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2016 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $149.2 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $9.9 million at September 30, 2016, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At September 30, 2016, we had financed 139 tractors and 1,733 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $2.7 million and $3.1 million for the third quarters of 2016 and 2015, respectively. The total value of remaining payments under operating leases as of September 30, 2016 was approximately $19.4 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at September 30, 2016. The residual guarantees at September 30, 2016 expire between August 2018 and February 2019.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $20.1 million as of September 30, 2016. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three and nine months ended September 30, 2016, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended September 30, 2016, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2015 Annual Report on Form 10-K.

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

A one dollar increase or decrease in heating oil or diesel per gallon would have an approximately $0.4 million impact to our net income due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 11.4 million gallons of diesel during the remainder of 2016, on which we recover approximately 67.3% of the cost (which was our fuel surcharge recovery rate during the year-to-date period ended September 30, 2016). Assuming our fuel surcharge recovery is consistent during the remainder of 2016, this leaves 3.7 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because the majority of our fuel hedge contracts were established prior to the recent decline in diesel fuel prices, we have not been able to realize the cost savings resulting from such decline to the same extent we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at September 30, 2016, of approximately $3.0 million, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.4 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the nine months ended September 30, 2016, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive loss as of September 30, 2016, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $223.2 million of debt and capital leases, we had $46.3 million of variable rate debt outstanding at September 30, 2016, including both our Credit Facility and a real-estate note, of which $27.0 million was hedged with our interest rate swap agreement at 4.2%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our September 30, 2016 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by approximately $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.          CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against SRT relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals in September 2014. In November 2015, the Sixth Circuit reversed the district court in part, finding that the plaintiff could not recover under two of its causes of action. The Sixth Circuit remanded the proceedings to the district court for further factual determinations relating to whether the plaintiff could recover under a third cause of action. The case is currently pending resolution of motions for summary judgment.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2016, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	*#	Consulting Agreement dated July 11, 2016, by and between the Company and Herbert J. Schmidt.
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011.
*	Management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: November 9, 2016	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer