Form 10-K
period 2016-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2017-03-14
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 OR
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
[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendments to this Form 10‑K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "accelerated filer, "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2016, was approximately $220.0 million (based upon the $18.07 per share closing price on that date as reported by NASDAQ).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 10, 2017, the registrant had 15,902,290 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be held on May 16, 2017, have been incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.          BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan, our ability to recruit and retain qualified independent contractors and qualified driver and non-driver employees, our ability to react to market conditions, our ability to gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement, expected sources and adequacy of working capital and liquidity, future relationships, use, classification, compensation, and availability with respect to third-party service providers, future driver market conditions, future allocation of capital, expected settlement of operating lease obligations, future asset sales and acquisitions, future insurance, litigation, and claims levels and expenses, future tax expense and deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs and price hedges, future interest rates and effectiveness of interest rate swaps, expected capital expenditures (including the future mix of lease and purchase obligations), future asset utilization and efficiency, future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and other employee benefit expenses, future earnings from and value of our investments, future customer relationships, future defaults under debt agreements, future  unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, future credit availability, future performance of our subsidiaries, and future operating and maintenance expenses, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited long haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  Since that time, we have grown from 25 tractors to approximately 2,550 tractors and expanded our services from predominantly long haul dry van to include refrigerated, dedicated, cross-border, regional, and brokerage.  The expansion of our fleet and service offerings have placed us among the nation's twenty-five largest truckload transportation companies based on 2015 revenue.

Generally, we transport full trailer loads of freight from origin to destination without intermediate stops or handling.  We provide truckload transportation services throughout the continental United States, into and out of Mexico, and into and out of portions of Canada.  Our truckload freight services utilize equipment we own or lease or equipment owned by independent contractors for the pick-up and delivery of freight.  In most of our truckload business, we transport freight over nonroutine routes.  Our dedicated freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  To complement our truckload operations, we provide freight brokerage/logistics services and accounts receivable factoring services.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base.

We concentrate on market sectors where we believe our capacity in relation to sector size and our operating proficiency can make a meaningful difference to customers.  The primary sectors in which we operate are as follows:

●          Expedited / Long haul: In our expedited / long haul business, we operate approximately 1,000 tractors, approximately 700 of which are driven by two-person driver teams.  Our expedited operations primarily involve high service freight with delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows that are difficult for competitors to satisfy with solo-driven tractors or rail-intermodal service.  Our expedited services often involve high value, high security, or time-definite loads for integrated global freight companies, less-than-truckload carriers, manufacturers, and retailers. We believe we are one of the five largest team expedited providers, and that growth in omni-channel, organic food, manufacturing, and e-commerce freight make this an attractive sector.

●          Temperature-Controlled: In our temperature-controlled business, operated through our SRT subsidiary, we operate approximately 850 tractors, approximately 200 of which are driven by two-person driver teams, and also offer intermodal service in longer haul lanes.  The temperature-controlled sector includes fresh and frozen foods, pharmaceuticals, cosmetics, and other freight where extreme heat or cold could cause damage.  We believe we are among the ten largest temperature-controlled providers, and that factors such as United States population growth, increasing consumer preference for fresh and organic produce, and demographic trends requiring more pharmaceuticals make this an attractive sector.  Improving results of operations at SRT is one of our primary goals for 2017.

●          Dedicated: In our dedicated contract business, we operate approximately 700 tractors, approximately 150 of which are driven by two-person driver teams, primarily for manufacturers located in the southeastern United States.  The dedicated sector typically involves longer-term contracts that allocate a specified number of tractors and trailers to a specific customer, with fixed and variable compensation.  Many of our dedicated contract customers are automotive companies or shippers of produce, where the nature of the product we ship requires high service standards. We believe these sectors are growing because of an improved manufacturing environment in the United States, particularly in the Southeast, growth in organic produce, customer concerns about trucking capacity, and a need for dependable service.

●          Capacity Provider Solutions and Logistics Services / Equipment Sales and Leasing: We primarily provide freight brokerage and logistics capacity to customers when the freight does not fit our network or profitability requirements. In addition, we participate in the market for used equipment sales and leasing through our 49% ownership of Transport Enterprise Leasing, LLC ("TEL"), and we assist current and potential capacity providers with improving their cash flows through secured invoice factoring services.  We believe this suite of services links our interests with those of our customers and current and potential third party capacity providers.  We intend to expand our presence in these sectors, which we believe offer attractive growth opportunities with lower capital investment than our truckload operations.

As our fleet has grown over three decades and our service platform matured, several important trends dramatically affected the truckload industry and our business.  First, supply chain patterns became more fluid in response to dynamic changes in labor and transportation costs, ocean freight and rail-intermodal service standards, retail distribution center networks, governmental regulations, and other industry-wide factors.  Second, the cost structure of the truckload business rose dramatically, particularly equipment, driver wages, and, at times, fuel prices, impacting us and our customers' freight decisions.  Third, customers used technology to constantly optimize their supply chains, which necessitated expanding our own technological capability to optimize our asset allocation, manage yields, and drive operational efficiency.  Fourth, a confluence of regulatory constraints, safety and security demands, and scarcity of qualified driver applicants, negatively impacted our asset productivity and reinforced what a precious resource professional truck drivers are (and we believe increasingly will be) in our industry.

While the results for 2016 were not as robust as those achieved in 2015, which provided the highest annual earnings in the Company’s 31-year history, we are proud of earning a profit for the fifth consecutive year after only producing a profit in one calendar year from 2006-2011.  We believe our return to profitability on a consistent basis is the result of redefining and retooling our business model, and as the result of our strategic planning process, whereby we annually focus on five initiatives that fall under the following key tenets:

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

●          Focus on the Customer Experience. Our mission statement begins:  "CTG's mission is to be a problem solver for every customer…"  We offer premium service in sectors where we can make a difference, and we use our brokerage subsidiary, Covenant Transport Solutions, Inc. ("Solutions"), to cover loads that cannot be as efficiently serviced through our Truckload segment.  With each interaction, we seek to enhance the value we bring to the customer relationship.

●          Rigorous Capital Allocation Process and Reduce Leverage. Our senior management annually ranks capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. In addition, reducing our total leverage has been a primary strategic goal.  Our leverage decreased in 2016 over 2015, as we remain focused on investing capital when we can obtain acceptable returns and reducing our leverage.  We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability.

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

We believe the ongoing execution of our strategic plan has contributed to the substantial improvement in operating results and profitability we have generated over the past several years. Some of the significant successes resulting from our strategic planning efforts include the completion of a follow-on stock offering in 2014 that helped significantly deleverage our balance sheet;  enhancements to recruiting, retention, and business intelligence; upgraded information technology; focus on service and on time delivery; and enhanced cross-marketing opportunities between our subsidiaries.  Each of these accomplishments positively impacted the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company.  However, some of our key metrics and our profitability were negatively impacted in 2016 compared to 2015, and, accordingly, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and owner-operators, and create meaningful value for our stockholders.

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety.  Our company-owned tractor fleet has an average age of approximately 1.8 years, which compares favorably to an average U.S. Class 8 tractor age of approximately 8 years in 2016. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, and lane-change warning.  We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

Business Units

We have one reportable segment, our truckload services ("Truckload").

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long haul, regional, dedicated, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

The following charts reflect the size of each of our operating subsidiaries measured by 2016 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Operating Subsidiaries
Covenant Transport	56%
SRT	25%
Solutions	11%
Star	8%

Our Truckload segment comprised approximately 89%, 89%, and 90% of our total freight revenue in 2016, 2015, and 2014, respectively.

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

Average Freight Revenue Per Total Mile.  Our average freight revenue per total mile is primarily a function of 1) the allocation of assets among our subsidiaries and 2) the macro U.S. economic environment including supply/demand of freight and carriers. The year-over-year increase from 2012 to 2015 is a result of allocating more tractors to our niche/specialized service offerings that provide higher rates (including expedited/critical freight, high-value/constant security, and temperature-controlled). A weaker pricing environment and condensed peak season during 2016 resulted in the slight decrease from the previous year.

Average Freight Revenue Per Total Mile (excludes fuel surcharge revenue)	2012	2013	2014	2015	2016
	$1.47	$1.49	$1.60	$1.69	$1.67

Average Miles Per Tractor.  Average miles per tractor reflect economic demand, driver availability, regulatory constraints, and the allocation of tractors among the service offerings. Utilization in 2016 and 2015 declined from that of 2014 primarily due to a softer freight market and the increase in certain e-commerce freight that has a shorter length of haul, partially offset by the increase in the portion of tractors operated by teams.

Average Miles Per Tractor	2012	2013	2014	2015	2016
	118,103	119,375	123,275	122,508	121,782

Average Freight Revenue Per Tractor Per Week.  We use average freight revenue per tractor per week as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our tractors, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors. The decrease in average freight revenue per tractor per week in 2016 is primarily due to an increase in our unseated tractors, specifically at SRT, and a softer freight market both in terms of utilization and rates.

Average Freight Revenue Per Tractor Per Week (excludes fuel surcharge revenue)	2012	2013	2014	2015	2016
	$3,320	$3,411	$3,777	$3,967	$3,881

Our Solutions subsidiary comprised approximately 11%, 11%, and 10% of our total operating revenue in 2016, 2015, and 2014, respectively. Solutions derives revenue from providing brokerage and logistics services, particularly arranging transportation services for customers directly and through relationships with thousands of third-party carriers and integration with our Truckload segment.  Solutions provides freight brokerage services directly and through freight brokerage agents, who are paid a commission for the freight brokerage service they provide and accounts receivable factoring.  The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries and selling, general, and administrative expenses.  Our brokerage loads increased to 62,614 in 2016, from 36,217 in 2015, while average revenue per load decreased approximately 41% to $1,068 in 2016, from $1,820 in 2015, primarily due to the full year impact of a new customer added in 2015 and reduced peak-season freight opportunities during the fourth quarter of 2016.  Additionally, revenue from Solutions' accounts receivable factoring improved by approximately 6% year-over-year to $2.6 million in 2016 from $2.4 million in 2015.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $3.0 million in 2016, $4.6 million in 2015, and $3.7 million in 2014. As a result, TEL's results and growth are significant to our current year results and, in our estimation, to our longer-term vision.

Refer to Note 16, "Segment Information," of the accompanying consolidated financial statements for further information about our reporting segment's operating and financial results for 2016, 2015, and 2014.

Customers and Operations

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as parcel freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  Our three operating fleets within the Truckload segment are truckload carriers and as such we generally dedicate an entire trailer to one customer from origin to destination.  We also generate revenue through providing ancillary services, including freight brokerage services and accounts receivable factoring.

In 2016 and 2015, one customer accounted for more than 10% of our consolidated revenue.  Wal-Mart accounted for $69.4 million of total revenue in 2016, while UPS accounted for $75.8 million and $82.6 million of revenue in 2015 and 2014, respectively. Both customers were serviced by both our Truckload segment and our Solutions subsidiary.  Our top five customers accounted for approximately 39%, 34%, and 29% of our total revenue in 2016, 2015, and 2014, respectively.

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

We operate throughout the U.S. and in parts of Canada and Mexico, with substantially all of our revenue generated from within the U.S.  All of our tractors are domiciled in the U.S., and we have generated less than two percent of our revenue in Canada and Mexico in 2016, 2015 and 2014.  We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful.  Excluding a de minimus number of trailers, all of our long-lived assets are, and have been for the last three fiscal years, located within the United States.

In 2009, we began a multi-year project to upgrade the hardware and software of our information systems.  The goal upon completion of the project was to have uniform operational and financial systems across the entire Company as we believe this provides improved customer service, utilization, and enhances our visibility into and across the organization.  All of our operating subsidiaries are now operating on the new system.  We implemented the new operating system at SRT in February 2014.  As expected with any large conversion project, SRT experienced inefficiencies that resulted in a year-over-year reduction in first quarter 2014 profitability; however, by the second quarter of 2014 those inefficiencies were largely resolved and in 2015, we began realizing the efficiencies of having all subsidiaries on one operating platform.  We expect to continue to evaluate where we can leverage the system to add further efficiencies across the Company.

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

Driver retention continued to be challenging in 2016, as economic growth provided more employment opportunities that attracted professional drivers. Despite these challenges our number of drivers decreased only slightly at December 31, 2016 as compared to the 2015 year.  Despite having a similar number of drivers as of December 31, 2016, our average number of teams for 2016 increased as a percentage of our fleet to 38.7% compared to 35.3% in 2015 and our average tractor count for the year decreased as compared to December 31, 2015.  Open tractors, including wrecked units, averaged approximately 5.4% for the year ended December 31, 2016, compared to approximately 4.6% for the year ended December 31, 2015, primarily as a result of an increase in turnover at SRT.

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

We continue to educate our drivers and non-driver personnel regarding the Federal Motor Carrier Safety Administration ("FMCSA") Compliance Safety Accountability program ("CSA") to ensure we keep our top talent and challenge those drivers that need improvement.  We believe CSA, in conjunction with other U.S. Department of Transportation ("DOT") regulations, including those related to hours-of-service, has reduced and will likely continue to impact effective capacity in our industry as well as negatively impact equipment utilization.  Nevertheless, for carriers that are able to successfully manage this regulation-laden environment with driver-friendly equipment, compensation, and operations, we believe opportunities to increase market share may be available. Driver pay may increase as a result of regulation and economic expansion, which could provide more alternative employment opportunities. If economic growth is sustained, however, we expect the supply/demand environment to be favorable enough for us to offset expected compensation increases with better freight pricing.

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

We are not a party to any collective bargaining agreement.  At December 31, 2016, we employed approximately 3,600 drivers and approximately 800 non-driver personnel.  At December 31, 2016, we had active contracts with approximately 219 independent contractor drivers.

Revenue Equipment

At December 31, 2016, we operated 2,535 tractors and 7,389 trailers. Of these tractors, 2,181 were owned, 135 were financed under operating leases, and 219 were provided by independent contractors, who own and drive their own tractors.  Of these trailers, 4,759 were owned, 1,695 were financed under operating leases, and 935 were financed under capital leases.  Furthermore, at December 31, 2016, approximately 61.4% of our trailers were dry vans and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers.  We operate a modern fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2016, our tractor fleet had an average age of approximately 1.8 years, and our trailer fleet had an average age of approximately 4.3 years. As of December 31, 2016, 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 99.8% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010.  We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2016, 100% of our fleet was equipped with electronic on board recorders ("EOBRs," now referred to as electronic logging devices, or "ELDs"), which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

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

The U.S. trucking industry is highly competitive and includes thousands of "for-hire" motor carriers, none of which dominate the market. Service and price are the principal means of competition in the trucking industry. We compete to some extent with railroads and rail-truck intermodal service but attempt to differentiate ourselves from our competition on the basis of service. Rail and rail-truck intermodal movements are more often subject to delays and disruptions arising from rail yard congestion, which reduce the effectiveness of such service to customers with time-definite pick-up and delivery schedules.  Historically, in times of high fuel prices or decreased consumer demand, however, rail-intermodal competition has been more significant.

Our industry is subject to dynamic factors that significantly affect our operating results.  These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs.  Recently, our industry has experienced softened freight demand, scarcity of qualified truck drivers, decreased fuel costs, a depressed used tractor market, and regulations that limit productivity.  In 2016, these factors contributed to an environment of challenging freight volumes, rate pressure, and increased costs, particularly around tractor depreciation expense and gains and losses on used tractors, for many trucking companies, including us.  Based on our assessment of future regulatory changes, driver demographics, and expected growth rates of our major customers and sectors, we expect the pricing environment to improve in the latter half of 2017 and into 2018 and 2019, offset in part by higher driver pay and other inflationary costs.  We believe large and diversified companies, like ourselves, are best positioned to capitalize on the current industry environment, because we can offer significant capacity commitments to major customers, safe and comfortable new equipment to drivers, and optimized routing and other business analytics to make the most of our drivers' federally limited operating hours.

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

Regulation

Our operations are regulated and licensed by various U.S. agencies.  Our limited Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations.  We operate within Mexico by utilizing third-party carriers within that country.  Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service.  Such matters as weight and equipment dimensions are also subject to U.S. regulations.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS") also regulate our equipment, operations, and drivers.

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

In December 2014, the 2015 Omnibus Appropriations bill was signed into law. Among other things, the legislation provided temporary relief from the 2011 Restart Restrictions while the FMCSA conducted a study to determine whether such restrictions had a positive result on driver safety (the "Study"), and essentially reverted to the more straightforward 34-hour restart rule that was in effect before the 2011 Rule became effective.  In December 2016, a short-term funding bill was signed into law that directly tied the reinstatement of the 2011 Restart Restrictions to the outcome of the Study and requires the Study to demonstrate that the 2011 Restart Restrictions offer a "statistically significant improvement" in safety related matters in order for the 2011 Restart Restrictions to be reinstated.  In March 2017, the results of the Study were released, and they did not show the necessary improvement needed to reinstate the 2011 Restart Restrictions.  Based on these results, the FMCSA is expected to issue a formal notice permanently removing the 2011 Restart Restrictions from the hours-of-service regulations.

The DOT uses two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit."  Thus, a carrier with no rating would be deemed fit.  Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on a monthly basis.  This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below.  Based on this feedback, in January 2017, the FMCSA announced that a Supplemental Notice of Proposed Rulemaking outlining certain changes to the proposed rule would be released in the future. Therefore, it is uncertain if, when, or under what form this proposed rule could take effect. However, if this rule or a similar rule was enacted, and we received a rating of "unfit," it could materially adversely affect our operations.

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, or (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.

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

In 2011, the FMCSA issued new rules that would require nearly all carriers, including us, to install and use ELDs in their tractors to electronically monitor truck miles and facilitate enforcement of hours-of-service regulations. These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011.  In response, Congress passed legislation in July 2012 renewing the mandate, subject to new regulations to be promulgated by the DOT. Pursuant to its rulemaking authority, the FMCSA published a new final rule in December 2015 which requires the use of ELDs by nearly all carriers by December 2017 (the "2015 ELD Rule"). We have proactively installed ELDs on 100% of our tractor fleet, so we don’t believe the 2015 ELD Rule will impact our operations or profitability or our use of ELDs. Furthermore, we believe that more effective hours-of-service enforcement after the 2015 ELD Rule takes effect may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements.

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

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016.  Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense.  In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty trucks to restrict maximum speeds, which was proposed in 2016 but not yet made final, (ii) a rule mandating the creation of a national clearinghouse that employers and prospective employers must query to determine if current or prospective drivers have had any drug/alcohol positives or refusals, which was made final in December 2016, with a compliance date in January 2020, and (iii) a rule setting forth minimum driver-training standards for new drivers applying for commercial driver licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazmat endorsement, which was made final in December 2016, with a compliance date in February 2020. The effect of these recently proposed or finalized rules could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which in May 2015 refused to review the case, and accordingly, the Ninth Circuit Court of Appeals decision stands. Current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may vary significantly from federal law. As a result, we, along with other companies in the industry, could become subject to an uneven patchwork of wage and hour laws throughout the United States. There is proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire network, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, and decreased efficiency.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with this initiative.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  Our classification of independent contractors has been the subject of audits by such authorities from time to time.  While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future.  If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks, and fueling islands.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Additionally, increasing efforts to control emissions of greenhouse gases may have an adverse effect on us.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010.  In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy trucks.  In August 2011, the NHTSA and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles (the "Phase 1 Standards").  The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled.  In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty trucks and trailers (the "Phase 2 Standards").  In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and will be phased in over several years for older equipment.  We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed California Phase 2 standards that generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from the Trump administration.  Federal and state lawmakers also have proposed a variety of other regulatory limits on carbon emissions and fuel consumption. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses.  These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

In April 2016, the Food and Drug Administration published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the "FSMA").  This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items.  These requirements will take effect for larger carriers such as us in April 2017 and are applicable when we perform as a carrier or as a broker.  We believe that our current food shipping practices are already in compliance with the majority of these requirements and we do not expect any issues with compliance.  If we are found to be in violation of applicable laws or regulations related to the FSMA, we could be subject to substantial fines, penalties and/or criminal liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The regulatory environment has recently changed under the administration of President Trump.  In January 2017, the President’s office issued a temporary moratorium on proposed and recently published regulations, which will delay the effectiveness of such regulations for at least 60 days.  Additionally, in January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year.  The impact of these actions by the Trump administration may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing or proposed regulations.

Fuel Availability and Cost

The cost of fuel trended lower in 2016, compared to 2015 and 2014, as demonstrated by a decrease in the Department of Energy ("DOE") national average for diesel to approximately $2.30 per gallon for 2016 compared to $2.71 per gallon for 2015. Our fuel cost was further decreased in 2016 due to an increase in our average fuel miles per gallon during 2016 as a result of purchasing equipment with more fuel-efficient engines.

We actively manage our fuel costs by routing our drivers through fuel centers with which we have negotiated volume discounts and through jurisdictions with lower fuel taxes, where possible.  We have also reduced the maximum speed of many of our trucks, implemented strict idling guidelines for our drivers, purchased technology to enhance our management and monitoring of out-of-route miles, encouraged the use of shore power units in truck stops, and imposed standards for accepting broker freight that includes minimum rates and fuel surcharges. These initiatives have contributed to significant improvements in fleet wide average fuel mileage. Moreover, we have a fuel surcharge program in place with the majority of our customers, which has historically enabled us to recover some of the higher fuel costs.  However, even with the fuel surcharges, the price of fuel can affect our profitability.  Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather, empty or out-of-route miles, and for fuel used by refrigerated trailer units that generally is not billed to customers.  In addition, from time-to-time customers attempt to modify their surcharge programs, some successfully, which can result in recovery of a smaller portion of fuel price increases.  Rapid increases in fuel costs or shortages of fuel could have a materially adverse effect on our operations or future profitability.

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively.  Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true.  At December 31, 2016, we had forward futures swap contracts on approximately 12.1 million and 7.6 million gallons of diesel to be purchased in 2017 and 2018, respectively, or approximately 27% and 17% of our projected annual 2017 and 2018 fuel requirements, respectively.  Due to the relative stability of petroleum prices in 2016, and the completion of multiple contracts that were entered into during periods of higher heating oil and ULSD prices, the fair value of our fuel hedging contracts at December 31, 2016, represented a $3.6 million liability compared to a $27.3 million liability at December 31, 2015.

Seasonality

In the trucking industry, revenue has historically decreased as customers reduce shipments following the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses have generally increased, with fuel efficiency declining because of engine idling and weather, causing more equipment repairs resulting from physical damage. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. Over the past several years, we have seen increases in demand at varying times, primarily related to restocking required to replenish inventories that have been held significantly lower than historical averages.  Additionally, we have seen surges between Thanksgiving and Christmas resulting from holiday shopping trends toward delivery of gifts purchased over the internet.  In recent years, we have seen the duration of this holiday "peak" season become compressed as consumers have come to expect shorter and shorter shipping times and our customers’ networks have adjusted accordingly.

Additional Information

At December 31, 2016, our corporate structure included Covenant Transportation Group, Inc., a Nevada holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation; Driven Analytic Solutions, LLC, a Nevada limited liability company, Heritage Insurance, Inc., a Tennessee corporation, and IQS Insurance Retention Group, Inc., a Vermont corporation.

Our headquarters is located at 400 Birmingham Highway, Chattanooga, Tennessee 37419, and our website address is www.ctgcompanies.com.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file or furnish with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge through our website.  Information contained in or available through our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K.

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

Our business is subject to general economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) declines in the resale value of used equipment; (iii) strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities; (iv) increases in interest rates, fuel taxes, tolls, and license and registration fees; (v) rising costs of healthcare; and (vi) fluctuations in foreign exchange rates.

We are also affected by (i) recessionary economic cycles, such as the period from 2007 through 2009 freight environment, which was characterized by weak demand and downward pressure on rates; (ii) changes in customers’ inventory levels and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; and (iv) downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services.

Economic conditions that decrease shipping demand and increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

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

●	we may be forced to accept more freight from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads; and

●	lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure credit financing on satisfactory terms, or at all.

We are subject to cost increases that are outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, increases in fuel and energy prices, driver and office employee wages, purchased transportation costs, taxes, interest rates, tolls, license and registration fees, insurance premiums and claims, revenue equipment and related maintenance, tires and other components, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations.  Further, we may not be able to appropriately adjust our costs and staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs.

Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our operating revenues and profitability, and result in higher operating costs.  In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time to time, various U.S. federal, state, or local taxes are also increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations and profitability.

In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We may not be successful in achieving our strategic plan.

Our current strategic plan includes instilling an enterprise-wide culture, allocating our available capital toward business units we expect to generate acceptable returns, improving the career and experience of our professional drivers, offering our customers significant value in markets and sectors where we can make a difference, and effectively managing the risks associated with our business.  To this end, several of our initiatives include growing our expedited dry van and temperature-controlled teams, increasing the number of tractors and trailers allocated toward dedicated contract operations in targeted markets, effectively managing the attraction, development, and retention of qualified drivers, capitalizing on our enterprise management system including improving the performance at SRT, our most recent (and final) subsidiary to implement this technology, and continuing to manage our exposures to fluctuations in fuel prices, claims, interest rates, used tractor prices, and other potentially volatile expenses through a variety of hedging, insurance, contractual, and other methods.  Such initiatives will require time, management and financial resources, changes in our operations and sales functions, and monitoring and implementation of technology.  We may be unable to effectively and successfully implement, or achieve sustainable improvement from, our strategic plan and initiatives or achieve these objectives.  In addition, our operating margins could be adversely affected by future changes in and expansion of our business, including the expected expansion of expedited dry van and temperature-controlled teams. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, or manage the operations and expenses of new or growing services. There is no assurance that we will be successful in achieving our strategic plan and initiatives.  If we are unsuccessful in implementing our strategic plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability and could have a materially adverse effect on our results of operations.

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability and could have a materially adverse effect on our results of operations.  These factors include the following:

●
we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

●
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business;

●
many of our customers, including several in our top ten, are other transportation companies or also operate their own private trucking fleets, and they may decide to transport more of their own freight;

●
a significant portion of our business is in the retail industry, which continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, and this shift could impact the manner in which our customers source or utilize our services;

●
many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and in some instances we may not be selected;

●	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

●
the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

●
the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability;

●	competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;

●	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us;

●
some of our smaller competitors may not yet be fully compliant with pending regulations, such as regulations requiring the use of ELDs, which may allow such competitors to take advantage of additional driver productivity;

●
advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and

●	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

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

Our business is subject to certain credit factors affecting the trucking industry that are largely out of our control and that could have a materially adverse effect on our results of operations.

If the economy and/or the credit markets weaken, or we are unable to enter into capital or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results, and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. We may need to incur additional indebtedness or issue additional debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets erode, our ability to do so may be constrained. A decline in the credit or equity markets or any increase in volatility could make it more difficult for us to obtain financing and may lead to an adverse impact on our profitability and operations.

We self-insure for a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings.

Our business results in a substantial number of claims and litigation related to personal injuries, property damage, workers’ compensation, employment issues, health care, and other issues.  We self-insure a significant portion of our claims exposure, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations. Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We currently accrue amounts for liabilities based on our assessment of claims that arise and our insurance coverage for the periods in which the claims arise, and we evaluate and revise these accruals from time to time based on additional information. Due to our significant self-insured amounts, we have significant exposure to fluctuations in the number and severity of claims and the risk of being required to accrue or pay additional amounts if our estimates are revised or the claims ultimately prove to be more severe than originally assessed.  Historically, we have had to significantly adjust our reserves on several occasions, and future significant adjustments may occur.  Further, our self-insured retention levels could change and result in more volatility than in recent years.

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers.  If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits.  Insurance carriers have recently raised premiums for our industry.  Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.  Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves, there could be a materially adverse effect on our results of operations and financial condition.

Healthcare legislation and inflationary cost increases also could negatively impact financial results by increasing annual employee healthcare costs going forward.  We cannot presently determine the extent of the impact healthcare costs will have on our financial performance.  In addition, rising healthcare costs could force us to make changes to existing benefits program, which could negatively impact our ability to attract and retain employees.

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

Our self-insurance for auto liability at one of our subsidiaries and our use of captive insurance companies could adversely impact our operations.

Covenant Transport, Inc. has been approved to self-insure for auto liability by the FMCSA.  We believe this status, along with the use of captive insurance companies, allows us to post substantially lower aggregate letters of credit and restricted cash than we would be required to post without this status or the use of captive insurance companies.  We have two wholly owned captive insurance subsidiaries which are regulated insurance companies through which we insure a portion of our auto liability claims in certain states. An increase in the number or severity of auto liability claims for which we self-insure through Covenant Transport, Inc. or insure through the captive insurance companies or pressure in the insurance and reinsurance markets could adversely impact our earnings and results of operations.  Further, both arrangements increase the possibility that our expenses will be volatile.

To comply with certain state insurance regulatory requirements, cash and cash equivalents must be paid to our captive insurance subsidiaries as capital investments and insurance premiums, which are restricted as collateral for anticipated losses. Significant future increases in the amount of collateral required by third-party insurance carriers and regulators would reduce our liquidity and could adversely affect our results of operations and capital resources.  Further, regulations applicable to the captive insurance subsidiaries may increase our costs, limit our ability to change premiums, restrict our ability to access cash held by these subsidiaries, and otherwise impede our ability to take actions we deem advisable.

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, surcharge collection, and hedging activities may increase our costs of operation, which could have a materially adverse effect on our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel.  Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, or supply disruptions could materially and adversely affect our business, financial condition and results of operations.

Fuel also is subject to regional pricing differences and is often more expensive in certain areas where we operate.  Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have a materially adverse effect on our operations and profitability. While we have fuel surcharge programs in place with a majority of our customers, which historically have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with non-revenue generating miles, time when our engines are idling, or fuel for refrigeration units on certain of our trailers.  Moreover, the terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.

From time to time, we use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. We may be forced to make cash payments under the hedging arrangements.  Our hedging arrangements effectively allow us to pay a fixed rate for fuel on gallons hedged that is determined based on the market rate at the time we enter into the hedge.  In times of falling diesel fuel prices, our costs will not be reduced to the same extent they would have reduced if we had not entered into the hedging contracts and we may incur significant expense in connection with our obligation to make cash payments under such contracts.  Accordingly, in times of falling diesel fuel prices, our profitability and cash flows may negatively impacted to a greater extent than if we had not entered into the hedging contracts.

We depend on the proper functioning and availability of our information systems and a system failure or unavailability or an inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

We depend heavily on the proper functioning, availability, and security of our information and communication systems, including financial reporting and operating systems, in operating our business.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services.  Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively. We recently finished implementing a multi-year project to upgrade the hardware and software of our information systems with respect to most of our subsidiaries.  We have experienced difficulties in converting portions of our operations, including inefficiencies resulting in a reduction in average miles per tractor and increased driver turnover.

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

We receive and transmit confidential data with and among our customers, drivers, vendors, employees, and service providers in the normal course of business.  Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to disruption of communications with our customers, drivers, vendors, employees, and service providers and access, viewing, misappropriation, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information.  A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage.

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

Our level of indebtedness and lease obligations has increased in recent periods.  As a result of our level of debt, capital leases, operating leases, and encumbered assets, we believe:

●	our vulnerability to adverse economic and industry conditions and competitive pressures is heightened;

●	we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for other purposes;

●	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

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

Our financing obligations could negatively impact our future operations, ability to satisfy our capital needs, or ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.

We have a prior history of net losses and may be unsuccessful in maintaining or increasing profitability.

We have generated a profit in each of the last five years.  Maintaining and improving profitability depends upon numerous factors, including the ability to increase average revenue per tractor, increase velocity, improve driver retention, and control operating expenses.  We may not be able to improve profitability in the future, which could negatively impact our liquidity, financial position, and results of operations.

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

Our engagement of independent contractors to provide a portion of our capacity exposes us to different risks than we face with our tractors driven by company drivers.

Pursuant to our fuel surcharge program with independent contractors, we pay independent contractors we contract with a fuel surcharge that increases with the increase in fuel prices. A significant increase or rapid fluctuation in fuel prices could cause our costs under this program to be higher than the revenue we receive under our customer fuel surcharge programs.

Our agreements with the independent contractors we engage are governed by the federal leasing regulations, which impose specific requirements on us and the independent contractors. If more stringent federal leasing regulations are adopted, independent contractors could be deterred from becoming independent contractor drivers, which could materially adversely affect our goal of growing our current fleet levels of independent contractors.

Independent contractors are third-party service providers, as compared with company drivers, who are employed by us. As independent business owners, they may make business or personal decisions that may conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time to time.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our business, financial condition, and results of operations.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s new "speedy election" rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Additionally, the Department of Labor recently issued a final rule raising the minimum salary basis for executive, administrative and professional exemptions from overtime payment.  The rule increases the minimum salary from the current amount of $23,660 to $47,476 and non-discretionary bonus, commission and other incentive payments can be counted towards the minimum salary requirement.  The rule was scheduled to go into effect on December 1, 2016, but was enjoined by a federal district court in November 2016.  If this injunction is lifted, these changes could impact the way we classify certain positions and increase our payment of overtime wages, which may have a materially adverse impact on our financial and operational results.

We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

We generate a significant portion of our operating revenue from our major customers. In 2016, 2015, and 2014, one customer accounted for more than 10% of our consolidated revenue.  Our top five customers accounted for approximately 39%, 34%, and 29% of our total revenue in 2016, 2015, and 2014, respectively. Generally, we do not have long-term contracts with our major customers.  Accordingly, in response to economic conditions, supply and demand in the industry, our performance, our customers’ internal initiatives, or other factors, our customers may reduce or eliminate their use of our services, or threaten to do so to gain pricing or other concessions from us.

Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent.  Our customers' financial difficulties can negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments to us.  For certain customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous.  A reduction in or termination of our services, by one or more of our major customers, could have a materially adverse effect on our business and operating results.

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

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs and hours-of-service changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter hours-of-service regulations adopted by the DOT have tightened, and may continue to tighten, the market for eligible drivers, and the required implementation of ELDs in December 2017 may further tighten the market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers and independent contractors.  This high turnover rate requires us to continually recruit a substantial number of drivers and independent contractors in order to operate existing revenue equipment and maintain our independent contractor fleet.  Our use of team-driven tractors in our expedited business requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

If our independent contractor drivers are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be adversely affected.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with this initiative.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers' compensation and health care coverage.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of independent contractors has been the subject of audits by such authorities from time to time.  While we have been successful in continuing to classify our independent contractor drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces.  We operate within Mexico by utilizing third-party carriers within that country.  Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service.  Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size limits, hours-of-service, and mandating ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us.  The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations.  The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations.

The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards.  As a result, our fleet could be ranked poorly as compared to peer carriers.  We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety backgrounds may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

Certain of our subsidiaries have exceeded the established intervention thresholds in a number of the seven CSA safety-related categories.  Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could adversely affect our results of operations.  In addition, customers may be less likely to assign loads to us.  We have put procedures in place in an attempt to address areas where we have exceeded the thresholds.  However, we cannot assure you these measures will be effective.

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations.

The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT.  Under the proposed regulations, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating.  If these proposed regulations are enacted and we were to receive an unfit safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations.

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

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

We are subject to risk with respect to higher prices for new tractors.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines, higher commodity prices, and the pricing discretion of equipment manufacturers. In addition, we have recently equipped our tractors with safety, aerodynamic, and other options that increase the price of new equipment.  More restrictive regulations related to emissions and fuel efficiency standards have required vendors to introduce new engines and will require more fuel-efficient trailers.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of new trailers, could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts.  A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet.  Moreover, an inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operation.

Volatility in the used equipment market could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

A decreased demand for used revenue equipment could adversely affect us and our operating results.  As we continually replace our equipment, we rely on the used equipment market to extract remaining value out of our used equipment. The market for used equipment is impacted by several factors, including the demand for freight, the supply of used equipment, the availability of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal.  A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements.  If there is a deterioration of resale prices, it could have a materially adverse effect on our business, financial condition, and results of operations.  Trades at depressed values, decreases in proceeds for equipment disposals, and impairments of the carrying values of our revenue equipment could have a materially adverse effect on our business, financial condition, and results of operations. A deterioration of demand for used equipment could make it more difficult to dispose of and replace older equipment and may reduce our ability to refresh our fleet and dispose of less fuel efficient equipment, both of which could negatively impact our profitability.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are highly dependent upon the services of the following key employees: David R. Parker, our Chairman of the Board and Chief Executive Officer and Joey B. Hogan, our President and Chief Operating Officer. We currently do not have employment agreements with Messrs. Parker or Hogan.  The loss of any of their services could negatively impact our operations and future profitability.  We must continue to develop and retain a core group of managers and attract, develop, and retain sufficient additional managers if we are to continue to improve our profitability and have appropriate succession planning for key management personnel.

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

In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL's majority owners would have received the option to purchase our ownership in TEL.  The options previously in effect were eliminated, and we are discussing with TEL's other owners a replacement option structure and alternatives.  TEL's majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There is no assurance that we will be able to agree on a revised formula or that TEL's ownership incentives will not be changed as a result of this process.

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

Compliance with various environmental laws and regulations upon which our operations are subject may increase our costs of operations and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation under the DOT and related agencies, we are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of storm water.  Our tractor terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain above-ground bulk fuel storage tanks and fueling islands at several of our facilities and one leased facility has below-ground bulk fuel storage tanks. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010 when an executive memorandum was signed directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy tractors. In 2011, the NHTSA and the EPA adopted final rules that established the Phase 1 Standards.  The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in October 2016, the EPA and NHTSA published the final rule establishing the Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.  In addition, future additional emission regulations are possible.  Any such regulations that impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

If we cannot effectively manage the challenges associated with doing business internationally, our operating revenue and profitability may suffer.

A component of our operations is the business we conduct in Mexico, and to a lesser extent Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico and Canada, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability.  Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA.

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Our expedited operations, which is a growing part of our business, historically have experienced a greater reduction in first quarter demand than our other operations.  Revenue also can be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods.  Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations.  Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems.  If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult.  We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.  Weather and other seasonal events could adversely affect our operating results.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our corporate headquarters and main terminal are located on approximately 180 acres of property in Chattanooga, Tennessee.  This facility includes an office building of approximately 182,000 square feet, a maintenance facility of approximately 65,000 square feet, a body shop of approximately 60,000 square feet, and a tractor wash.  Our Solutions subsidiary is also operated and managed out of the Chattanooga facility.  We maintain seven terminals, which are utilized by our Truckload segment located on our major traffic lanes in or near the cities listed below.  These terminals provide a base for drivers in proximity to their homes, a transfer location for trailer relays on transcontinental routes, parking space for equipment dispatch, and the other uses indicated below.  All of the properties noted below are subject to mortgages or deeds of trust under our Credit Facility, with the exception of our Chattanooga headquarters, which is subject to a deed of trust under a separate financing.

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

Our Covenant Transport subsidiary is a defendant in a lawsuit that was filed on August 17, 2015 in the Superior Court of the State of California, Los Angeles County.  This lawsuit arises out of the work performed by the plaintiff as a company driver for Covenant Transport during the period of August, 2013 through October, 2014.  The plaintiff is seeking class action certification under the complaint.  The case was removed from state court in September, 2015 to the U.S. District Court in the Central District of California, and subsequently, the case was transferred to the U.S. District Court in the Eastern District of Tennessee on October 5, 2015 where the case is now pending.  The complaint asserts that the time period covered by the lawsuit is "the four (4) years prior to the filing of this action through the trial date" and alleges claims for failure to properly pay for rest breaks, inspection time, waiting time, fueling and paperwork time, meal periods  and other related wage and hour claims under the California Labor Code.  The parties engaged in mediation of the dispute, which resulted in a comprehensive settlement of all class member claims upon payment of $500,000 by Covenant Transport.  The settlement received preliminary approval of the court in December, 2016 and is now pending final approval.

Our SRT subsidiary is a defendant in a lawsuit filed on December 16, 2016 in the Superior Court of San Bernardino County, California.  The lawsuit was filed on behalf of David Bass (a California resident and former driver), who is seeking to have the lawsuit certified as a class action case, wherein he alleges violation of multiple California wage and hour statutes over a four year period of time, including failure to pay wages for all hours worked, failure to provide meal periods and paid rest breaks, failure to pay for rest and recovery periods, failure to reimburse certain business expenses, failure to pay vested vacation, unlawful deduction of wages, failure to timely pay final wages, failure to provide accurate itemized wage statements, and unfair and unlawful competition.

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

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2015, to December 31, 2016.

Period	High	Low

Calendar Year 2015:

1st Quarter	$36.82	$22.69
2nd Quarter	$35.85	$24.59
3rd Quarter	$27.27	$17.44
4th Quarter	$23.38	$16.84

Calendar Year 2016:

1st Quarter	$25.77	$13.60
2nd Quarter	$25.22	$16.31
3rd Quarter	$23.51	$16.50
4th Quarter	$22.61	$14.26

On March 10, 2017, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $18.86.

As of March 10, 2017, we had approximately 117 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of March 10, 2017, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended December 31, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2016	-	-	-	-
November 1-30, 2016	-	-	-	-
December 1-31, 2016	29,023	$19.34	-	-
Total	29,023	$19.34	-	-

(1)
Includes 29,023 shares of Class A common stock withheld at an average price of $19.34 per share (under the terms of grants under the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

ITEM 6.          SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)
	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Freight revenue	$610,845	$640,120	$578,204	$538,933	$527,435
Fuel surcharge revenue	59,806	84,120	140,776	145,616	146,819
Total revenue	$670,651	$724,240	$718,980	$684,549	$674,254

Operating expenses:
Salaries, wages, and related expenses	234,526	244,779	231,761	218,946	217,080
Fuel expense	103,108	122,160	168,856	186,002	194,841
Operations and maintenance	45,864	46,458	47,251	50,043	45,839
Revenue equipment rentals and purchased transportation	117,472	118,583	111,772	102,954	85,010
Operating taxes and licenses	11,712	11,016	10,960	10,969	11,043
Insurance and claims (1)	32,596	31,909	39,594	30,305	33,133
Communications and utilities	6,057	6,162	5,806	5,240	4,809
General supplies and expenses	14,413	14,007	16,950	16,002	16,068
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets	72,456	61,384	46,384	43,694	43,222
Total operating expenses	638,204	656,458	679,334	664,155	651,045
Operating income	32,447	67,782	39,646	20,394	23,209
Interest expense, net	8,226	8,445	10,794	10,397	12,684
Equity in income of affiliate	3,000	4,570	3,730	2,750	1,875
Income before income taxes	27,221	63,907	32,582	12,747	12,400
Income tax expense	10,386	21,822	14,774	7,503	6,335
Net income	$16,835	$42,085	$17,808	$5,244	$6,065

Basic income per share	$0.93	$2.32	$1.17	$0.35	$0.41

Diluted income per share	$0.92	$2.30	$1.15	$0.35	$0.41

Basic weighted average common shares outstanding	18,182	18,145	15,250	14,837	14,742

Diluted weighted average common shares outstanding	18,266	18,311	15,517	15,039	14,808

	Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Net property and equipment	$465,471	$454,049	$382,491	$329,608	$279,017
Total assets (2)	$620,538	$646,717	$539,304	$461,188	$395,590
Long-term debt and capital lease obligations, less current maturities	$188,437	$206,604	$172,903	$182,677	$109,217
Total stockholders' equity	$236,414	$202,160	$169,204	$100,360	$94,673

Selected Operating Data:
Capital expenditures (proceeds), net (3)	$59,052	$148,994	$89,455	$91,976	$(15,738)
Average freight revenue per loaded mile (4)	$1.86	$1.89	$1.77	$1.66	$1.63
Average freight revenue per total mile (4)	$1.67	$1.69	$1.60	$1.49	$1.47
Average freight revenue per tractor per week (4)	$3,881	$3,967	$3,777	$3,411	$3,320
Average miles per tractor per year	121,782	122,508	123,275	119,375	118,103
Weighted average tractors for year (5)	2,593	2,700	2,609	2,777	2,895
Total tractors at end of period (5)	2,535	2,656	2,665	2,688	2,884
Total trailers at end of period (6)	7,389	6,978	6,722	6,861	6,904
Team-driven tractors as percentage of fleet	38.7%	35.3%	32.1%	29.2%	28.1%

(1)	2014 insurance and claims expense includes $7.5 million additional reserves for 2008 cargo claim.
(2)	Adjusted for retrospective adoption of ASU 2015-17.
(3)	Includes equipment purchased under capital leases.
(4)	Excludes fuel surcharge revenue.
(5)	Includes monthly rental tractors and tractors provided by independent contractors.
(6)	Excludes monthly rental trailers.

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

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report on Form 10-K, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Item 7, statements relating to future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected sources and adequacy of working capital and liquidity, future relationships, use, compensation, and availability with respect to third-party service providers, future driver market conditions, future allocation of capital, expected settlement of operating lease obligations, future asset sales and acquisitions, future insurance, litigation, and claims levels and expenses, future tax expense and deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs and price hedges, future interest rates and effectiveness of interest rate swaps, expected capital expenditures (including the future mix of lease and purchase obligations), future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and other employee benefit expenses, future earnings from and value of our investments, future customer relationships, future defaults under debt agreements, future performance of our subsidiaries, and future operating and maintenance expenses,  among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

EXECUTIVE OVERVIEW

Results for 2016 were not as robust as the record earnings achieved in 2015, where 2015 was the best annual results experienced in the Company’s 31 year history. Our operating ratio declined 460 basis points to 95.2%.  Our adjusted operating ratio (as defined below), a key measure of profitability in our industry, contracted 530 basis points to a 94.7%.  These declines were the result of overall softness in freight within the Truckload segment, resulting in a slight decline in miles per tractor per week and a 3.9% decrease in the average tractor count, even considering a 5.3% increase in the number of team tractors, and average rates per total mile declining 2.2 cents per mile. Cost in the Truckload segment increased 8.3 cents per mile, primarily as a result of increased capital cost, resulting from the significant decline in used equipment values and related increase in depreciation. On the contrary, our non-Truckload operations experienced growth in both revenue and profitability as we were able to take advantage of the market dynamics and realize the full year effect of several business model changes and new customers added in 2015. Our consolidated financial results are summarized as follows:

●	Total revenue was $670.7 million, compared with $724.2 million for 2015, and freight revenue (excludes revenue from fuel surcharge) was $610.8 million, compared with $640.1 million for 2015;

●	Operating income was $32.4 million, compared with operating income of $67.8 million for 2015;

●
Net income was $16.8 million, or $0.92 per diluted share, compared with net income of $42.1 million, or $2.30 per diluted share, for 2015.  Net income for 2015 includes a one-time federal income tax credit of approximately $4.7 million, or $0.26 per diluted share and an insurance policy commutation credit of approximately $2.2 million, or $0.12 per diluted share;

●	Our equity investment in TEL provided $3.0 million of pre-tax earnings in 2016 compared to $4.6 million for 2015; and

●	Stockholders' equity and tangible book value at December 31, 2016, were $236.4 million, or $12.95 per basic share.

Although 2016 was not what we had hoped, we are still encouraged by the trend line over the last several years.  Our turnaround efforts at SRT were fully engaged in 2016, including a new management team, and we have established a roadmap that we believe will be successful in returning SRT’s results to levels where they produce an acceptable return.  We continue to focus on deleveraging the balance sheet resulting in total indebtedness, net of cash and including the present value of off-balance sheet lease obligations decreasing by approximately $37.5 million to $226.7 million, since December 31, 2015. Additionally, earnings and the reduced impact of fuel hedges have increased tangible book value per basic share 16.1% to $12.95 from $11.15 at December 31, 2015.

In addition to operating ratio, we use "adjusted operating ratio" as a key measure of profitability.  Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures.  Adjusted operating ratio means operating expenses, net of fuel surcharge revenue, expressed as a percentage of revenue, excluding fuel surcharge revenue. We believe the use of adjusted operating ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices. Our Board and management focus on our adjusted operating ratio as an indicator of our performance from period to period. We believe our presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Operating Ratio

Operating Ratio (“OR”) From 2014 to 2016

GAAP Operating Ratio:	2016	OR %	2015	OR %	2014	OR %
Total revenue	$670,651		$724,240		$718,980
Total operating expenses	638,204	95.2%	656,458	90.6%	679,334	94.5%
Operating income	$32,447		$67,782		$39,646

Adjusted Operating Ratio:	2016	Adj. OR %	2015	Adj. OR %	2014	Adj. OR %
Total revenue	$670,651		$724,240		$718,980
Less: Fuel surcharge revenue:	59,806		84,120		140,776
Revenue (excluding fuel surcharge revenue)	610,845		640,120		578,204

Total operating expenses	638,204		656,458		679,334
Less: Fuel surcharge revenue	59,806		84,120		140,776
Total operating expenses (net of fuel surcharge revenue)	578,398	94.7%	572,338	89.4%	538,558	93.1%
Operating income	$32,447		$67,782		$39,646

Outlook

We are forecasting sequential improvement for 2017. In the first half of 2017 we do not expect to match the earnings per share levels we generated for the first and second quarters of 2016. However, we believe the combination of an improving economy, growth of time-sensitive e-commerce freight, industry regulatory changes, retail inventory declines, year-over-year net fuel expense savings from our improved fuel hedge positions, and operational progress at SRT should deliver earnings improvement that result in higher earnings for the second half and potentially the full year of 2017. The largest variable we foresee is the pace and magnitude of improvement at SRT, which we believe could contribute up to $10.0 million of pre-tax income in improved results as compared with 2016. The pace and amount of change will depend, in large part, on our ability to enhance the freight network, which depends on internally re-engineering lanes and a stronger refrigerated freight market. With net capital expenditures scheduled to be below normal due to the timing of our expected replacement cycle, along with anticipated positive operating cash flows, we expect to further reduce balance sheet and off-balance sheet debt over the course of fiscal 2017.  Our 2017 plans also include growing our dedicated service line and investing in personnel and trailer tracking equipment that will allow more cross-border freight opportunities.

RESULTS OF CONSOLIDATED OPERATIONS

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenue:
Freight revenue	$610,845	$640,120	$578,204
Fuel surcharge revenue	59,806	84,120	140,776
Total revenue	$670,651	$724,240	$718,980

For 2016, total revenue decreased $53.6 million, or 7.4%, to $670.7 million from $724.2 million in 2015.  Freight revenue decreased $29.3 million, or 4.6%, to $610.8 million for 2016, from $640.1 million in 2015, while fuel surcharge revenue decreased $24.3 million year-over-year.  The decrease in freight revenue resulted from a $30.4 million decrease in freight revenue from our Truckload segment and a $1.1 million increase in revenues from Solutions.

The decrease in 2016 Truckload revenue relates to a decrease in average freight revenue per tractor per week of 2.2% compared to 2015 and a decrease in our average tractor fleet of 3.9% from 2015, partially offset by a $1.7 million increase in freight revenue contributed by our temperature-controlled intermodal service offering. The decrease in average freight revenue per tractor per week is the result of a 1.3% decrease, or 2.2 cents per mile, in average rate per total mile and a 0.6% decrease in average miles per unit when compared to 2015.  Team driven units increased approximately 5.3% to an average of approximately 1,000 teams in 2016 from approximately 950 teams in 2015.

The increase in Solutions' revenue is primarily the result of improved coordination with our Truckload segment, additional business from new customers added during the year, and the full year effect of a large customer added in 2015.

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

If capacity tightens as a result of regulations impacting the industry or economic growth, we expect the pricing environment to improve in the latter half of 2017 and into 2018 and 2019, offset in part by higher driver pay and other inflationary costs.

For comparison purposes in the discussion below, we use total revenue and freight revenue (total revenue less fuel surcharge revenue) when discussing changes as a percentage of revenue.  As it relates to the comparison of expenses to freight revenue, we believe removing fuel surcharge revenue, which is sometimes a volatile source of revenue, affords a more consistent basis for comparing the results of operations from period-to-period.  Nonetheless, freight revenue is a non-GAAP financial measure and is not a substitute for revenue measured in accordance with GAAP. There are limitations to using non-GAAP financial measures.  Our Board and management focus on our freight revenue as an indicator of our performance from period to period. We believe our presentation of freight revenue is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Although we believe that freight revenue improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define freight revenue differently. Because of these limitations, freight revenue should not be considered a measure of total revenue generated by or available to our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Salaries, wages, and related expenses	$234,526	$244,779	$231,761
% of total revenue	35.0%	33.8%	32.2%
% of freight revenue	38.4%	38.2%	40.1%

Salaries, wages, and related expenses decreased approximately $10.3 million, or 4.2%, for the year ended December 31, 2016, compared with 2015.  As a percentage of total revenue, salaries, wages, and related expenses increased to 35.0% of total revenue for the year ended December 31, 2016, as compared to 33.8% in 2015.  As a percentage of freight revenue, salaries, wages, and related expenses increased slightly to 38.4% of freight revenue for the year ended December 31, 2016, from 38.2% in 2015. Salaries, wages, and related expenses decreased significantly on an overall dollar basis as a result of a 3.9% decrease in average tractors, but were relatively flat as a percentage of freight revenue, primarily due to pay adjustments for both driver and non-drivers since 2015, partially offset by a decrease in non-driver incentive compensation as a result of reduced profitability in 2016 versus 2015. Additionally, group insurance costs decreased approximately $2.3 million from 2015 as a result of better claims experience.

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

Going forward, we believe salaries, wages, and related expenses will increase as a result of a tight driver market, wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to reduce the number of unseated tractors in our fleet in a tight market for drivers. Additionally, when the freight market allows for an increase in rates we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers.  Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Solutions business, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Fuel expense	$103,108	$122,160	$168,856
% of total revenue	15.4%	16.9%	23.5%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately $0.40 cents per gallon lower in 2016 compared with 2015 and $1.12 per gallon lower in 2015 compared to 2014.

Additionally, $16.7 million, $15.3 million, and $3.1 million were reclassified from accumulated other comprehensive (loss) income to our results from operations for the years ended December 31, 2016, 2015, and 2014, respectively, as additional fuel expense for 2016, 2015 and 2014, related to losses on fuel hedge contracts that expired.  We evaluate these contracts for "hedge effectiveness," which is the extent to which the hedge contract effectively offsets changes in cash flows that the contract was intended to offset.  In addition to the amounts reclassified as a result of expired contracts, we recognized a reduction of fuel expense of $1.4 million relating to previously recognized fuel expense as a result of the expiration of the fuel hedge contracts for which the fuel hedging relationship was deemed to be ineffective on a prospective basis in 2014.  As a result, the changes in fair value for those contracts were recorded as expense rather than as a component of other comprehensive loss. At December 31, 2016, all fuel hedge contracts were deemed to be effective and thus continue to qualify as cash flow hedges. There was no material ineffectiveness recorded on the contracts that existed at December 31, 2016.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties, which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge collection, the percentage of miles driven by company tractors, our fuel economy, and our percentage of deadhead miles, for which we do not receive material fuel surcharge revenues.  Net fuel expense is shown below:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Total fuel surcharge	$59,806	$84,120	$140,776
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	6,250	7,790	10,837
Company fuel surcharge revenue	$53,556	$76,330	$129,939
Total fuel expense	$103,108	$122,160	$168,856
Less: Company fuel surcharge revenue	53,556	76,330	129,939
Net fuel expense	$49,552	$45,830	$38,917
% of freight revenue	8.1%	7.2%	6.7%

Total fuel expense decreased approximately $19.1 million, or 15.6%, for the year ended December 31, 2016, compared with 2015.  As a percentage of total revenue, total fuel expense decreased to 15.4% of total revenue for the year ended December 31, 2016, from 16.9% in 2015. As a percentage of freight revenue, total fuel expense decreased to 16.9% of freight revenue for the year ended December 31, 2016, from 19.1% in 2015.  These decreases primarily related to lower fuel prices and an increase in our average fuel miles per gallon during 2016 as a result of purchasing equipment with more fuel-efficient engines.  The decreases were partially offset by increased net losses from fuel hedging transactions of $16.7 million in 2016 compared to $13.9 million in 2015.

Net fuel expense increased $3.7 million, or 8.1%, for the year ended December 31, 2016 compared to 2015.  As a percentage of freight revenue, net fuel expense increased 0.9% for the year ended December 31, 2016 compared to 2015.  These increases primarily resulted from lower fuel surcharge recovery as a result of increased broker freight and the tiered reimbursement structure of certain fuel surcharge agreements. The increases were partially offset by improved miles per gallon due to new engine technology, internal fuel efficiency initiatives, and a greater percentage of miles driven by independent contractors.

For the year ended December 31, 2015, total fuel expense decreased approximately $46.7 million, or 27.7%, compared with 2014.  As a percentage of total revenue, total fuel expense decreased to 16.9% of total revenue for the year ended December 31, 2015, from 23.5% in 2014. As a percentage of freight revenue, total fuel expense decreased to 19.1% of freight revenue for the year ended December 31, 2015, from 29.2% in 2014.  These decreases primarily related to an increase in our average fuel miles per gallon during 2015 as a result of purchasing equipment with more fuel-efficient engines.  The decreases were partially offset by net losses from fuel hedging transactions of $13.9 million in 2015 compared to $3.1 million in 2014.  Additionally, during the second quarter of 2014 we recognized an approximately $0.9 million fuel tax credit related to amended fuel tax returns for the years 2010 – 2013.

Net fuel expense increased $6.9 million, or 17.8%, for the year ended December 31, 2015 compared to 2014.  As a percentage of freight revenue, net fuel expense increased 0.5% for the year ended December 31, 2015 compared to 2014.  These increases primarily resulted from lower fuel surcharge recovery. The increases were partially offset by improved miles per gallon due to new engine technology, internal fuel efficiency initiatives, a greater percentage of miles driven by independent contractors, and an approximately $0.9 million fuel tax credit taken during the second quarter of 2014 related to amended fuel tax returns for the years 2010 – 2013.

We expect to continue managing our idle time and tractor speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.

Given recent historical lows, we would expect diesel fuel prices to remain flat or increase over the next few years.  However, due to hedging contracts being locked in at a lower rate on a portion of our expected gallons compared to 2016 and 2015, we expect net fuel cost to significantly decline in 2017 and 2018.

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Operations and maintenance	$45,864	$46,458	$47,251
% of total revenue	6.8%	6.4%	6.6%
% of freight revenue	7.5%	7.3%	8.2%

Operations and maintenance decreased $0.6 million, or 1.3%, for the year ended December 31, 2016, compared with 2015.  As a percentage of total revenue, operations and maintenance remained relatively even at 6.8% of total revenue in 2016, compared with 6.4% in 2015.  As a percentage of freight revenue, operations and maintenance increased to 7.5% of freight revenue for 2016, from 7.3% in 2015 due to an increase in unloading and other operational costs associated with our increase in dedicated freight, partially offset by lower maintenance cost on our revenue equipment.

For the year ended December 31, 2015, operations and maintenance decreased $0.8 million, or 1.7%, compared with 2014.  As a percentage of total revenue, operations and maintenance remained relatively even at 6.4% of total revenue in 2015, compared with 6.6% in 2014.  As a percentage of freight revenue, operations and maintenance decreased to 7.3% of freight revenue for 2015, from 8.2% in 2014 due to a decrease in our average age of equipment partially offset by increased driver recruiting costs.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Revenue equipment rentals and purchased transportation	$117,472	$118,583	$111,772
% of total revenue	17.5%	16.4%	15.5%
% of freight revenue	19.2%	18.5%	19.3%

Revenue equipment rentals and purchased transportation decreased approximately $1.1 million, or 0.9%, for the year ended December 31, 2016, compared with 2015.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 17.5% of total revenue for the year ended December 31, 2016, from 16.4% in 2015.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 19.2% of freight revenue for the year ended December 31, 2016, from 18.5% in 2015. These changes were primarily the result of a $0.7 million increase in payments to third-party transportation providers related to increased revenues at our Solutions subsidiary and growth of our temperature-controlled intermodal service offering.  These increases were partially offset by a decrease in leased equipment rental payments due to a reduction in our trailers under operating leases from 2,239 at December 31, 2105 to 1,695 at December 31, 2016.

For the year ended December 31, 2015, revenue equipment rentals and purchased transportation increased approximately $6.8 million, or 6.1%, for the year ended December 31, 2015, compared with 2014.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 16.4% of total revenue for the year ended December 31, 2015, from 15.5% in 2014.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 18.5% of freight revenue for the year ended December 31, 2015, from 19.3% in 2014. These changes were primarily the result of a $14.4 million increase in payments to third-party transportation providers related to increased revenues at our Solutions subsidiary, growth of our temperature-controlled intermodal service offering and an increase in payments to independent contractors, which comprised a larger percentage of our total fleet.  These increases were partially offset by a decrease in leased equipment rental payments and by lower fuel surcharge pass-through payments to independent contractors and third party carriers.  For the year ended December 31, 2015, miles run by independent contractors increased to 9.0% of our total miles from 8.2% for 2014, and tractors under operating leases decreased to 115 units from 150 units in 2014.  We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or capital leases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow our Solutions and intermodal service offerings.

We expect purchased transportation to increase as we seek to grow our Solutions subsidiary and if fuel prices continue to increase, which would result in an increase in what we pay third party carriers and independent contractors.  However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Solutions, and tractors, trailers, and other assets financed with operating leases.  In addition, factors such as the cost to obtain third party transportation services, and growth of our intermodal service offerings, and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category.  If industry-wide trucking capacity were to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Operating taxes and licenses	$11,712	$11,016	$10,960
% of total revenue	1.7%	1.5%	1.5%
% of freight revenue	1.9%	1.7%	1.9%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Insurance and claims	$32,596	$31,909	$39,594
% of total revenue	4.9%	4.4%	5.5%
% of freight revenue	5.3%	5.0%	6.8%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $0.7 million, or 2.2%, for year ended December 31, 2016, compared to 2015.  As a percentage of total revenue, insurance and claims increased to 4.9% of total revenue for the year ended December 31, 2016, from 4.4% in 2015.  As a percentage of freight revenue, insurance and claims increased to 5.3% of freight revenue for the year ended December 31, 2016, from 5.0% in 2015. These increases are primarily related to the non-recurring $3.6 million benefit in the second quarter of 2015 from commutation of our auto liability policy for the period from April 1, 2013, through September 30, 2014.  These increases also resulted from increased accident severity, resulting in total insurance cost increasing to 10.3 cents per mile for 2016 from 9.6 cents per mile in 2015. These increases were partially offset by decreased accident rates in 2016, as measured by a 6.8% improvement in DOT reportable accidents per million miles driven at 0.82% – the second lowest in the last ten years.

Insurance and claims decreased approximately $7.7 million, or 19.4%, for year ended December 31, 2015, compared to 2014.  As a percentage of total revenue, insurance and claims decreased to 4.4% of total revenue for the year ended December 31, 2015, from 5.5% in 2014.  As a percentage of freight revenue, insurance and claims decreased to 5.0% of freight revenue for the year ended December 31, 2015, from 6.8% in 2014. These decreases are primarily related to the difference between the approximately $7.5 million of additional reserves related to the adverse judgment in 2014 regarding a 2008 cargo claim compared with the $3.6 million benefit in the second quarter of 2015 from commutation of our auto liability policy for the period from April 1, 2013, through September 30, 2014. Excluding the 2008 cargo claim, insurance and claims cost per mile decreased to 9.6 cents per mile in 2015 from 9.9 cents per mile in 2014.

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

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Communications and utilities	$6,057	$6,162	$5,806
% of total revenue	0.9%	0.9%	0.8%
% of freight revenue	1.0%	1.0%	1.0%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
General supplies and expenses	$14,413	$14,007	$16,950
% of total revenue	2.1%	1.9%	2.4%
% of freight revenue	2.4%	2.2%	2.9%

For the year ended December 31, 2016, general supplies and expenses increased approximately $0.4 million, or 2.9%, compared with 2015. As a percentage of total revenue, general supplies and expenses increased to 2.1% of total revenue for the year ended December 31, 2016, from 1.9% in 2015. As a percentage of freight revenue, general supplies and expenses increased to 2.4% of freight revenue for the year ended December 31, 2016, from 2.2% in 2015. These increases are primarily the result of increases in legal costs related to several large cases and an increase in travel due to the turnaround efforts at SRT.

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

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Depreciation and amortization	$72,456	$61,384	$46,384
% of total revenue	10.8%	8.5%	6.5%
% of freight revenue	11.9%	9.6%	8.0%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets.  Depreciation and amortization in 2016 increased $11.1 million, or 18.0%, compared with 2015.  As a percentage of total revenue, depreciation and amortization increased to 10.8% of total revenue for the year ended December 31, 2016 compared to 8.5% for 2015.  As a percentage of freight revenue, depreciation and amortization increased to 11.9% of freight revenue for the year ended December 31, 2016, from 9.6% in 2015. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $9.6 million in 2016 from 2015, primarily as a result of more owned equipment and a significant reduction on the value of used tractors resulting in a change to residual values. Losses on the disposal of property and equipment, totaled $0.8 million in 2016, compared to gains of $0.6 million in 2015.

For the year ended December 31, 2015, depreciation and amortization increased $15.0 million, or 32.3%, compared with 2014.  As a percentage of total revenue, depreciation and amortization increased to 8.5% of total revenue for the year ended December 31, 2015 compared to 6.5% for 2014.  As a percentage of freight revenue, depreciation and amortization increased to 9.6% of freight revenue for the year ended December 31, 2015, from 8.0% in 2014. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $13.0 million in 2015 from 2014, primarily as a result of new equipment and an increase in owned tractors of approximately 500 due to a reduction in use of operating leases to finance revenue equipment. Gains on the disposal of property and equipment, totaling $0.6 million in 2015, were $2.0 million lower than 2014 due to the number, type, and mileage of the equipment sold.  Additionally, depreciation increased and gains on the disposal of property and equipment decreased as a result of the softening of the used tractor market during the latter portion of the year.

We expect to see an increase in depreciation and amortization going forward, specifically as compared to the first and second quarters of 2016, as we continue to recognize the impact of the significant reductions in residual values, which should lessen on a comparative basis in the third quarter of 2017. Additionally, if the used tractor market were to decline further, we could have to adjust residual values again and increase depreciation or experience increased losses on sale.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Other expense, net	$8,226	$8,445	$10,794
% of total revenue	1.2%	1.2%	1.5%
% of freight revenue	1.3%	1.3%	1.9%

Interest expense, net includes interest expense, interest income, and other miscellaneous non-operating items, which decreased approximately $0.2 million, or 2.6%, for the year ended December 31, 2016, compared with 2015.  As a percentage of total revenue, other expense, net remained flat with 2015 at 1.2% for the years ended December 31, 2016 and 2015.  As a percentage of freight revenue, other expense, net remained flat at 1.3% of freight revenue for the years ended December 31, 2016 and 2015. The dollar decrease is primarily the result of the decrease in debt at a lower average interest rate.

Interest expense, net, decreased approximately $2.3 million, or 21.8%, for the year ended December 31, 2015, compared with 2014.  As a percentage of total revenue, other expense, net remained relatively even with 2014 at 1.2% for the year ended December 31, 2015 compared to 1.5% for the year ended December 31, 2014.  As a percentage of freight revenue, other expense, net decreased to 1.3% of freight revenue for the year ended December 31, 2015 from 1.9% for the year ended December 31, 2014. These decreases are primarily the result of the repayments of debt and capital leases from the proceeds of our late November 2014 follow-on stock offering partially offset by the increase in debt at a lower average interest rate related to the August 2015 purchase of our corporate headquarters.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Equity in income of affiliate

	Year ended December 31,
(in thousands)	2016	2015	2014
Equity in income of affiliate	$3,000	$4,570	$3,730

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the year ended December 31, 2015, the increase in TEL's contributions to our results was due to their growth in both leasing and tractor sales. Given TEL's growth during the three years preceding 2015 and volatility in the used and leased equipment markets in which TEL operates, including the recent softening of the used tractor market, the impact on our earnings resulting from our investment and TEL's profitability was more moderate in 2016.  Given the decline in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment in TEL to moderate over the next twelve months.

Income tax expense

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Income tax expense	$10,386	$21,822	$14,774
% of total revenue	1.5%	3.0%	2.1%
% of freight revenue	1.7%	3.4%	2.6%

Income tax expense decreased approximately $11.4 million, or 52.4%, for the year ended December 31, 2016, compared with 2015.  As a percentage of total revenue, income tax expense decreased to 1.5% of total revenue for 2016 from 3.0% in 2015.  As a percentage of freight revenue, income tax expense decreased to 1.7% of freight revenue for 2016 compared to 3.4% in 2015. These decreases were primarily related to the $36.7 million decrease in pre-tax income in 2016 compared to 2015 resulting from the declines in operating income noted above, the decrease in the contribution from TEL's earnings, and the large non-recurring tax credit in fiscal year 2015.

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

RESULTS OF SEGMENT OPERATIONS

We have one reportable segment, truckload services, which we refer to as Truckload. In addition, our Solutions subsidiary has service offerings ancillary to our Truckload services, including: freight brokerage and logistics service directly and through freight brokerage agents who are paid a commission for the freight they provide and accounts receivable factoring. These operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other."  The operation of each of these businesses is described in our notes to Item 1 of Part 1 of this Annual Report on Form 10-K.

"Unallocated Corporate Overhead" includes costs that are incidental to our activities and are not specifically allocated to one of the segments. The following table summarizes financial and operating data by segment:

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenues:
Truckload	$601,226	$655,918	$663,001
Other	69,425	68,322	55,979
Total	$670,651	$724,240	$718,980
Operating Income (loss):
Truckload	$37,031	$74,107	$54,151
Other	7,631	5,768	3,894
Unallocated Corporate Overhead	(12,215)	(12,093)	(18,399)
Total	$32,447	$67,782	$39,646

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Our Truckload revenue decreased $54.7 million, as freight revenue decreased $30.4 million and fuel surcharge revenue decreased $24.3 million. The decrease in freight revenue relates to a decrease in average freight revenue per tractor per week of 2.2% compared to 2016, partially offset by a $1.7 million increase in freight revenue contributed by our temperature-controlled intermodal service offering, as well as a decrease in our average tractor fleet of 3.9% from 2015. The decrease in average freight revenue per tractor per week is the result of a 1.3% decrease, or 2.2 cents per mile, in average rate per total mile and a 0.6% decrease in average miles per unit when compared to 2015.  Additionally, team driven units increased approximately 5.3% to an average of approximately 1,000 teams in 2016 compared to approximately 950 in 2015.

Our Truckload operating income was $37.1 million less in 2016 than 2015 due to the abovementioned decrease in freight revenue.  Additionally, operating costs per mile, net of fuel surcharge revenue, increased primarily due to increased salaries, wages, and related expenses (which was primarily due to a higher percentage of our fleet being comprised of team-driven tractors, as well as driver and non-driver employee pay increases since the same 2015 period), increased net fuel expense, and increased capital costs, partially offset by reduced workers’ compensation expense and operations and maintenance expense.

Other total revenue increased $1.1 million in 2016 compared to 2015 and operating income increased $1.9 million for the same period. These improvements are primarily the result of improved coordination with our Truckload segment, additional business from new customers added during the year, and the full year effect of a large customer added in 2015.

Unallocated corporate overhead remained relatively flat as a result of a $3.2 million reduction in incentive compensation in 2016, primarily as a result of decreased profitability, partially offset by the 2015 period including the $3.6 million in return of previously expensed insurance premiums for the commutation of our primary auto liability policy for the period of April 1, 2013, through September 30, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $47.9 million and $46.6 million at December 31, 2016 and 2015, respectively.  Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

As of December 31, 2016, we had $12.2 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $27.2 million, and available borrowing capacity of $55.6 million under the Credit Facility.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

With an average tractor fleet age of 1.8 years, we believe we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.

Cash Flows

Net cash flows provided by operating activities were $102.4 million in 2016 compared with $85.5 million in 2015 primarily due to the change in receivables and advances as a result of increased cash collected during 2016 related to increased 2015 year-end revenues, and the fluctuation in tax benefit/expense due to the reversal of deferred tax effects on amounts in other comprehensive income.  This improvement is partially offset by net income of $16.8 million in 2016 compared to net income of $42.1 million in 2015, depreciation and amortization increasing $9.6 million in 2016, primarily as the result of the reduced residual revenue equipment value projections due to the softened used equipment market and the 2015 purchase of our previously leased Chattanooga headquarters property, and the 2015 return of $5.0 million which was previously provided by us to certain of our derivative counterparties related to the net liability position of certain of our fuel derivative instruments.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payments on our accrued expenses and trade accounts in the 2016 period compared to the 2015 period.

Net cash flows used by investing activities were $47.3 million in 2016 compared with $147.7 million in 2015.  The $100.4 million decrease in net investing activities was attributable primarily to the purchase of our corporate headquarters property in Chattanooga, Tennessee during 2015 for approximately $35.5 million, as well as a $22.9 million decrease in assets held for sale due to the timing of dispositions of used revenue equipment.  During 2017 we plan to take delivery of approximately 485 new company tractors and dispose of approximately 460 used tractors.  This compares to the approximately 650 new company tractors we took delivery of and the approximately 1,074 used tractors we disposed of during 2016, including 365 recorded as assets held for sale at December 31, 2015.  Going forward, cash flows from disposals of equipment could be more volatile given the weakness in the used tractor market.

Net cash flows used in financing activities were $51.9 million in 2016, compared with net cash flows provided by financing activities of $45.4 million in 2015.  The change in net cash flows used in financing activities was primarily a function of net repayments of notes payable and the balance under our Credit Facility.  These changes primarily relate to the trade cycle of our revenue equipment, including the impact of deferring receipt of proceeds of 350 tractors held for sale that were under contract to be sold in the first quarter of 2016, and cash flows from investing and operating activities discussed above.  Going forward, our cash flows may fluctuate depending on the resolution of the 2008 cargo claim, future stock repurchases, and the extent of future income tax obligations.

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

In 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to our purchase of our headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018.  In exchange for these amendments, we agreed to pay fees of $0.2 million. In 2016, we entered into the twelfth and thirteenth amendments to the Credit Facility, which among other things (i) increases the approved amount for share repurchases to $45.0 million, subject to certain limitations based on the available borrowing capacity under the Credit Facility, and (ii) permitted the formation of Heritage Insurance, Inc., and substituted certain language to ensure the federal funds rate or LIBOR would not be less than zero.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.0%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.0%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $12.2 million of borrowings outstanding under the Credit Facility as of December 31, 2016, undrawn letters of credit outstanding of approximately $27.2 million, and available borrowing capacity of $55.6 million.  The interest rate on outstanding borrowings as of December 31, 2016, was 2.3% on $9.0 million of base rate loans and 4.3% on $3.2 million of LIBOR loans. Based on availability as of December 31, 2016 and 2015, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2016 terminate in January 2017 through December 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2017 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $166.1 million are cross-defaulted with the Credit Facility. Additionally, certain of our fuel hedge contracts totaling $3.6 million at December 31, 2016, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual cash obligations and commitments as of December 31, 2016:

Payments due by period: (in thousands)	Total	2017 (less than 1 year)	2018 (1-3 years)	2019 (1-3 years)	2020 (3-5 years)	2021 (3-5 years)	More than 5 years
Revenue equipment and property installment notes, including interest (1)	$207,687	$31,087	$32,643	$33,010	$60,892	$15,352	$34,703
Operating leases (2)	$17,456	$7,135	$6,047	$3,844	$430	$-	$-
Capital leases (3)	$24,526	$3,062	$3,062	$3,062	$5,284	$6,508	$3,548
Lease residual value guarantees	$3,968	$-	$2,961	$1,007	$-	$-	$-
Purchase obligations (4)	$86,549	$86,549	$-	$-	$-	$-	$-
Total contractual cash obligations (5)	$340,186	$127,833	$44,713	$40,923	$66,606	$21,860	$38,251

(1)
Represents principal and interest payments owed at December 31, 2016. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates, except for a variable rate real estate note, for which the interest rate is effectively fixed through an interest rate swap. The table assumes these installment notes are held to maturity. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

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

(3)
Represents principal and interest payments owed at December 31, 2016.  The borrowings consist of capital leases with one finance company, with fixed borrowing amounts and fixed interest rates. Borrowings in 2017 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(4)
Represents purchase obligations for revenue equipment totaling approximately $86.5 million in 2016. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 7 and 8, "Debt" and "Leases," respectively, of the accompanying consolidated financial statements for further information.

(5)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.

Off-Balance Sheet Arrangements

Operating leases are an important source of financing for our revenue equipment and certain real estate.  At December 31, 2016, we had financed 135 tractors and 1,695 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $10.6 million in 2016, compared with $12.4 million in 2015. The total value of remaining payments under operating leases as of December 31, 2016, was approximately $17.5 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The residual guarantees expire between August 2018 and February 2019 and had an undiscounted value of approximately $4.0 million at December 31, 2016.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $18.7 million at December 31, 2016.  We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would equal or exceed the payment obligation on substantially all operating leases.

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

Revenue generated by our Solutions subsidiary is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Solutions revenue includes $2.6 million, $2.4 million, and $2.3 million of revenue in 2016, 2015, and 2014, respectively, related to an accounts receivable factoring business. Revenue for this business is recognized on a net basis, given we are acting as an agent and are not the primary obligor in these transactions.

Depreciation of Revenue Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 15% of their cost and new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 25% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  As a result of the progressive decline in the market value of used tractors and our expectations that used tractor prices will not rebound in the near term, effective July 1, 2016 we reduced the salvage values on our tractors and, thus, prospectively increased depreciation expense. Estimates around the salvage values and useful lives for trailers remain unchanged. The impact in the third and fourth quarters of 2016 is approximately $2.0 million of additional depreciation expense per quarter or approximately $1.2 million per quarter net of tax, which represents approximately $0.06 per common or diluted share. Based on the prospective nature of this change, we expect depreciation and expense, including gains and losses, to approximate those levels of the third and fourth quarters of 2016.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

In 2016 we had a net loss on revenue equipment of $0.8 million, and in 2015 and 2014 we generated net gains on revenue equipment, including assets held for sale, of $0.6 million and $2.7 million, respectively.  We review salvage values of our revenue equipment annually and make adjustments periodically, based on trends in the used equipment market, to reflect updated estimates of fair value at disposal.

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

Goodwill and Other Intangible Assets

We classify intangible assets into two categories: (i) intangible assets with definite lives subject to amortization and (ii) goodwill. We have no goodwill on our consolidated balance sheet for the years ended December 31, 2016 and 2015.  We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 4 to 20 years. We have no identifiable intangible assets on our consolidated balance sheet at December 31, 2016, and $0.2 million at December 31, 2015, which was recorded in other assets.

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers were $0.7 million and $0.1 million at December 31, 2016 and 2015, respectively, and are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have less than $0.1 million and $0.6 million at December 31, 2016 and 2015, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

We also make judgments regarding the ultimate benefit versus risk to commuting certain periods within our auto liability policy.  If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund. In April 2015, we commuted two liability policies for the period from April 1, 2013 through September 30, 2014, such that we are now responsible for any claim that occurred during that period up to $20.0 million, should such a claim develop.  We recorded a $3.6 million reduction in insurance and claims expense in the second quarter of 2015 related to the commutation. The insurer did not remit the premium refund directly to the Company, but rather applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2015.

Effective April 2015, we entered into new auto liability policies with a three-year term. As a result of the commutation and the Company’s improved safety statistics over the prior policy, the Company received favorable premium pricing for the policy period, which we expect will reduce the fixed portion of insurance expense during such period.  The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the three-year period ended March 31, 2018. The policy includes a policy release premium refund of up to $13.6 million, less any future amounts paid on claims by the insurer, from October 1, 2014 through March 31, 2018, if we were to commute the policy for the entire three years. A decision with respect to commutation of the policy cannot be made before April 1, 2018, unless both we and the insurance carrier agree to a commutation prior to the end of the policy term. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation, and accordingly, no related amounts were recorded at December 31, 2016.

If claims development factors that are based upon historical experience change by 10%, our claims accrual as of December 31, 2016, would change by approximately $1.1 million.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2016, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 13, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

Recent Accounting Pronouncements

Accounting Standards adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, and in August 2015, issued ASU 2015-15.  These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts.  The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement.  The recognition and measurement guidance for debt issuance costs are not affected by these ASUs.  These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption permitted.  We have adopted this standard for the fiscal year 2016.

In March 2016, the FASB issued ASU 2016-09, which changes the accounting for certain aspects of share-based payments to employees.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in-capital pools.  The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting.  In addition, the guidance is effective in 2017 with early adoption permitted.  We have adopted this standard effective for the fiscal year 2016 resulting in the recording of $2.2 million to retained earnings as of the beginning of 2016, and $1.1 million of additional income tax benefit in 2016 as a result of previously unrecognized tax benefits resulting from our net operating loss carryovers.  The statement of cash flows has not been adjusted for prior periods, as we have adopted the statement of cash flow guidance prospectively.

Accounting Standards not yet adopted

In April 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09.  The new standard introduces a five-step model to determine when and how revenue is recognized.  The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period.  Early application is permitted for annual periods beginning January 1, 2017.  Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect.  We are in the process of evaluating the new standard, but we believe our revenue recognized under the new standard will generally approximate revenue under current standards and, while we expect an impact to both revenue and certain variable expenses as a result of the adoption, we expect that the net impact to equity or earnings on a prospective basis will not be material.  We plan to complete our evaluation in 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  Lessor accounting under the new standard is substantially unchanged.  Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required.  This new standard will become effective for us in our annual reporting period beginning January 1, 2019, including interim periods within that reporting period and requires a modified retrospective transition approach.  We are currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past five years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, health care, and driver and non-driver wages.  New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the decline in the market value of used equipment significantly reduced the residual values of units in fiscal 2015 and 2016.  The cost of fuel has been extremely volatile over the last several years, with costs decreasing significantly in both 2016 and 2015 after trending upward in 2010 through 2014. We believe at least some of this volatility reflects the fluctuations in the U.S. dollar and global demand for petroleum products, unrest in certain oil-producing countries, improved fuel efficiency due to technological advancements, and an increase in domestic supply.  Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan in order to comply with the individual healthcare mandate.  The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

SEASONALITY

Over the past three years, we have experienced marked surges in business and profitability during the fourth quarter holiday season, due to our team drivers and customer base. After this surge, revenue generally decreases as customers reduce shipments following the holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more physical damage equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges.  In recent years, we have seen the duration of the fourth quarter holiday "peak" season become compressed as consumers have come to expect shorter and shorter shipping times and our customers’ networks have adjusted accordingly.  If this trend continues, our ability to take advantage of this surge in business and our fourth quarter profitability could be negatively affected.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedging contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ULSD. Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the NYMEX and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedging contracts, which we determined to be ineffective on a prospective basis in 2014 and 2015.  Consequently, we recognized a reduction in fuel expense of $1.4 million in 2015 to mark the related liability to market. At December 31, 2016 and 2015, there were no remaining ineffective fuel hedge contracts and, thus, all remaining fuel hedge contracts continue to qualify as cash flow hedges.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of heating oil or diesel per gallon would decrease our net income by $1.3 million. This sensitivity analysis considers that we expect to purchase approximately 45.6 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 68.8% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2016).  Assuming our fuel surcharge recovery is consistent, this leaves 14.2 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because the majority of our fuel hedging contracts were established prior to the recent decline in diesel fuel prices, we have not been able to realize the cost savings resulting from such decline to the same extent we would have had we not entered into our hedging contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016, we also entered into several other interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers.  Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreements that were in effect at December 31, 2016 and 2015, of approximately $0.7 million and $1.1 million, respectively, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.6 million and $0.3 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the year ended December 31, 2016 and 2015, respectively, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive loss as of December 31, 2016, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $215.8 million of debt and capital leases, we had $48.7 million of variable rate debt outstanding at December 31, 2016, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $26.8 million was hedged with the interest rate swap agreement noted above at 4.2% and certain of our equipment notes totaling $6.4 million were hedged at a weighted average interest rate of 1.7%. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2016 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2016 and 2015, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2016, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm as of December 31, 2016 and 2015, and for each of the years in the three year period ended December 31, 2016 are set forth at pages 65 through 92 elsewhere in this report.

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

Based on their evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on the framework in the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Tread way Commission.  Based on its assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this From 10-K, has issued a report on the Company's internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2017 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement is not incorporated by reference.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2016, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	265,468	(1)	$-	619,427
Equity compensation plans not approved by security holders	-		-	-
Total	265,468		$-	619,427

(1)
Represents unvested restricted shares granted under the 2006 Omnibus Incentive Plan, as amended.  The weighted average stock price on the date of grant for outstanding restricted stock awards was $18.63, which is not reflected in column (b), because restricted stock awards do not have an exercise price.

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Operations	67
		Consolidated Statements of Comprehensive Income	68
		Consolidated Statements of Stockholders' Equity	69
		Consolidated Statements of Cash Flows	70
		Notes to Consolidated Financial Statements	71

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

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

10.21	*	Consulting Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2016)
10.22	*	Description of Director Compensation Program (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed May 8, 2015)
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

10.24	*	Description of 2016 Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 10, 2016)
10.25
Twelfth Amendment to Third Amended and Restated Credit Agreement, dated effective as of February 25, 2016, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC, Covenant Properties, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed May 10, 2016)

10.26	#
Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated effective as of December 16, 2016, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A.

10.27	#	First Amendment to Consulting Agreement
21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	#	Consent of Independent Auditor – Lattimore Black Morgan & Cain, PC
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
99	#	Financial Statements of Transport Enterprise Leasing, LLC
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

References:

#	Filed herewith.
*	Management contract or compensatory plan or arrangement.

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: March 13, 2017	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	March 13, 2017
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	March 13, 2017
Richard B. Cribbs
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ M. Paul Bunn	March 13, 2017
M. Paul Bunn
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	March 13, 2017
Bradley A. Moline
Director

/s/ William T. Alt	March 13, 2017
William T. Alt
Director

/s/ Robert E. Bosworth	March 13, 2017
Robert E. Bosworth
Director

/s/ Herbert J. Schmidt	March 13, 2017
Herbert J. Schmidt
Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Covenant Transportation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Covenant Transportation Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Covenant Transportation Group Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Transportation Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Covenant Transportation Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Nashville, Tennessee
March 14, 2017

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2016 AND 2015 (In thousands, except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,750	$4,490
Accounts receivable, net of allowance of $1,345 in 2016 and $1,857 in 2015	96,636	112,669
Drivers' advances and other receivables, net of allowance of $519 in 2016 and $1,005 in 2015	8,757	8,779
Inventory and supplies	3,980	4,004
Prepaid expenses	10,889	8,678
Assets held for sale	2,695	25,626
Income taxes receivable	4,256	8,591
Total current assets	134,963	172,837

Property and equipment, at cost	631,076	596,071
Less: accumulated depreciation and amortization	(165,605)	(142,022)
Net property and equipment	465,471	454,049

Other assets, net	20,104	19,831

Total assets	$620,538	$646,717
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$189	$4,698
Accounts payable	13,032	12,272
Accrued expenses	26,607	30,143
Current maturities of long-term debt	24,947	39,395
Current portion of capital lease obligations	2,441	4,031
Current portion of insurance and claims accrual	17,177	17,134
Other short-term liabilities	3,388	18,549
Total current liabilities	87,781	126,222

Long-term debt	168,676	196,057
Long-term portion of capital lease obligations	19,761	10,547
Insurance and claims accrual	20,866	22,300
Deferred income taxes	84,157	76,981
Other long-term liabilities	2,883	12,450
Total liabilities	384,124	444,557
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,922,879 shares issued and 15,899,223 shares outstanding as of December 31, 2016; and 15,922,879 issued and 15,773,381 outstanding as of December 31, 2015	170	170
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	137,912	139,968
Treasury stock at cost; 23,656 and 149,498 shares as of December 31, 2016 and 2015, respectively	(1,084)	(3,408)
Accumulated other comprehensive loss	(2,640)	(17,544)
Retained earnings	102,032	82,950
Total stockholders' equity	236,414	202,160
Total liabilities and stockholders' equity	$620,538	$646,717

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014 (In thousands, except per share data)

	2016	2015	2014
Revenues
Freight revenue	$610,845	$640,120	$578,204
Fuel surcharge revenue	59,806	84,120	140,776
Total revenue	$670,651	$724,240	$718,980

Operating expenses:
Salaries, wages, and related expenses	234,526	244,779	231,761
Fuel expense	103,108	122,160	168,856
Operations and maintenance	45,864	46,458	47,251
Revenue equipment rentals and purchased transportation	117,472	118,583	111,772
Operating taxes and licenses	11,712	11,016	10,960
Insurance and claims	32,596	31,909	39,594
Communications and utilities	6,057	6,162	5,806
General supplies and expenses	14,413	14,007	16,950
Depreciation and amortization, including gains and losses on disposition of equipment	72,456	61,384	46,384
Total operating expenses	638,204	656,458	679,334
Operating income	32,447	67,782	39,646
Interest expense, net	8,226	8,445	10,794
Equity in income of affiliate	3,000	4,570	3,730
Income before income taxes	27,221	63,907	32,582
Income tax expense	10,386	21,822	14,774
Net income	$16,835	$42,085	$17,808

Income per share:
Basic income per share:	$0.93	$2.32	$1.17

Diluted income per share:	$0.92	$2.30	$1.15

Basic weighted average shares outstanding	18,182	18,145	15,250

Diluted weighted average shares outstanding	18,266	18,311	15,517

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands)

	2016	2015	2014

Net income	$16,835	$42,085	$17,808

Other comprehensive (loss) income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $2,696, $8,722, and $9,892 in 2016, 2015 and 2014, respectively	4,307	(14,051)	(15,869)

Reclassification of cash flow hedge losses into statement of operations, net of tax of $6,634, $5,964, and $1,206 in 2016, 2015, and 2014, respectively	10,597	9,608	1,935
Total other comprehensive (loss) income	14,904	(4,443)	(13,934)

Comprehensive income	$31,739	$37,642	$3,874

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Class A	Class B	Capital	Stock	(Loss) Income	Earnings	Equity

Balances at December 31, 2013	$145	$24	$88,620	$(12,319)	$833	$23,057	$100,360
Net income	-	-	-	-	-	17,808	17,808
Other comprehensive loss	-	-	-	-	(13,934)	-	(13,934)
Follow-on stock offering	22	-	51,498	11,464	-	-	62,984
Stock-based employee compensation expense	-	-	1,286	-	-	-	1,286
Exercise of stock options	-	-	190	408	-	-	598
Issuance of restricted shares, net	1	-	(1,180)	447	-	-	(732)
Income tax deficit arising from restricted share vesting	-	-	834	-	-	-	834
Balances at December 31, 2014	$168	$24	$141,248	$-	$(13,101)	$40,865	$169,204
Net income	-	-	-	-	-	42,085	42,085
Other comprehensive loss	-	-	-	-	(4,443)	-	(4,443)
Purchase of treasury stock	-	-	-	(4,994)	-	-	(4,994)
Stock-based employee compensation expense	1	-	1,295	-	-	-	1,296
Exercise of stock options	1	-	1,091	-	-	-	1,092
Issuance of restricted shares, net	-	-	(3,666)	1,586	-	-	(2,080)
Balances at December 31, 2015	$170	$24	$139,968	$(3,408)	$(17,544)	$82,950	$202,160
Net income	-	-	-	-	-	16,835	16,835
Other comprehensive income	-	-	-	-	14,904	-	14,904
Effect of adoption of ASU 2016-09	-	-	-	-	-	2,247	2,247
Stock-based employee compensation expense	-	-	1,178	-	-	-	1,178
Exercise of stock options	-	-	(27)	59	-	-	32
Issuance of restricted shares, net	-	-	(3,207)	2,265	-	-	(942)
Balances at December 31, 2016	$170	$24	$137,912	$(1,084)	$(2,640)	$102,032	$236,414

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$16,835	$42,085	$17,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal) for losses on accounts receivable	(241)	1,100	774
(Realized gain) deferred gain on sales of equipment to affiliate, net	(207)	(26)	(33)
Depreciation and amortization	71,647	62,010	49,043
Amortization of deferred financing fees	293	261	256
Unrealized (gain) loss on ineffective portion of fuel hedges	-	(1,454)	1,510
Return of (issuance of) cash collateral on fuel hedge	-	5,000	(5,000)
Deferred income tax (benefit) expense	(922)	20,701	14,681
Income tax benefit arising from restricted share vesting and stock options exercised	1,108	-	(834)
Casualty premium credit	-	(3,600)	-
Equity in income of affiliate	(3,000)	(4,570)	(3,730)
Return on investment in affiliated company	1,470	-	-
Loss (gain) on disposition of property and equipment	808	(626)	(2,659)
Stock-based compensation expense	1,378	1,496	1,386
Changes in operating assets and liabilities:
Receivables and advances	21,207	(28,120)	(16,996)
Prepaid expenses and other assets	(1,464)	2,688	1,680
Inventory and supplies	24	398	316
Insurance and claims accrual	(1,390)	(1,304)	9,986
Accounts payable and accrued expenses	(5,116)	(10,562)	5,556
Net cash flows provided by operating activities	102,430	85,477	73,744

Cash flows from investing activities:
Acquisition of property and equipment	(112,794)	(181,963)	(163,679)
Return of investment in affiliated company	-	-	307
Proceeds from disposition of property and equipment	65,507	34,287	78,776
Net cash flows used by investing activities	(47,287)	(147,676)	(84,596)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(4,509)	4,698	(2,918)
Debt refinancing costs	(108)	(242)	(49)
Payment of minimum tax withholdings on stock compensation	(1,142)	(2,280)	(832)
Proceeds from borrowings under revolving credit facility	1,023,978	870,432	1,003,195
Repayments of borrowings under revolving credit facility	(1,014,796)	(867,430)	(1,010,205)
Repayments of capital lease obligation	(4,140)	(1,718)	(11,492)
Proceeds from issuance of notes payable	69,432	113,077	115,364
Repayments of notes payable	(120,630)	(67,276)	(134,560)
Proceeds from exercise of stock options	32	1,092	598
Proceeds from issuance of stock in follow-on offering, net of offering costs	-	-	62,984
Common stock repurchased	-	(4,994)	-
Income tax benefit arising from restricted share vesting and stock options exercised	-	-	834
Net cash flows (used in) provided by financing activities	(51,883)	45,359	22,919

Net change in cash and cash equivalents	3,260	(16,840)	12,067

Cash and cash equivalents at beginning of year	4,490	21,330	9,263
Cash and cash equivalents at end of year	$7,750	$4,490	$21,330

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$8,453	$8,371	$10,919
Income taxes	$6,412	$8,112	$571
Equipment purchased under capital leases	$11,765	$1,318	$4,552

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015, AND 2014

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Segments

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers truckload transportation and brokerage services to customers throughout the continental United States.

We have one reportable segment, our truckload services ("Truckload").

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) Southern Refrigerated Transport, Inc. ("SRT"), which provides primarily long haul, regional, dedicated, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated service, primarily in the southeastern United States.

In addition, our Covenant Transport Solutions, Inc. ("Solutions") subsidiary has service offerings ancillary to our Truckload services, including: freight brokerage service directly and through freight brokerage agents who are paid a commission for the freight they provide and accounts receivable factoring.  The operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a holding company incorporated in the state of  Nevada in 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation; Covenant Transport Solutions, Inc., a Nevada corporation; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC., a Nevada limited liability corporation; CTG Leasing Company, a Nevada corporation; IQS Insurance Retention Group, Inc., a Vermont corporation; Driven Analytic Solutions, LLC, a Nevada limited liability company; and Heritage Insurance, Inc., a Tennessee corporation.

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

Revenue generated by our Solutions subsidiary is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Solutions' revenue includes $2.6 million, $2.4 million, and $2.3 million of revenue in 2016, 2015, and 2014, respectively, related to an accounts receivable factoring business started in 2013 to supplement several aspects of our non-asset operations. Revenue for this business is recognized on a net basis after giving effect to receivables payments we make to the factoring client, given we are acting as an agent and are not the primary generator of the factored receivables in these transactions.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2016, 2015, and 2014, our top ten customers generated 53%, 45%, and 38% of total revenue, respectively.  In 2016 and 2015, one customer in each year accounted for more than 10% of our consolidated revenue.  Wal-Mart accounted for $69.4 million of total revenue in 2016, while UPS accounted for $75.8 million and $82.6 million of revenue in 2015 and 2014, respectively.  Both customers were serviced by both our Truckload segment and our Solutions subsidiary.  The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 34 and 35 days in 2016 and 2015, respectively.

Included in accounts receivable is $25.8 million and $18.9 million of factoring receivables at December 31, 2016 and 2015, respectively, net of a $0.2 million allowance for bad debts for each respective year.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected. At December 31, 2016, the retained amounts related to factored receivables totaled $0.3 million and were included in accounts payable in the consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

The following table provides a summary (in thousands) of the activity in the accounts for 2016, 2015, and 2014:

Years ended December 31:	Beginning balance January 1,	Additional provisions to (reversal of) allowance	Write-offs and other deductions	Ending balance December 31,

2016	$1,857	$(241)	$(271)	$1,345

2015	$1,767	$1,100	$(1,010)	$1,857

2014	$1,736	$774	$(743)	$1,767

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 15% of their cost.  We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 25% of their cost.  As a result of the progressive decline in the value of used tractors and our expectations that used tractor prices will not rebound in the near term, effective July 1, 2016 we reduced the salvage values on our tractors and, thus, prospectively increased depreciation expense.  Estimates around the salvage values and useful lives for trailers remain unchanged. The depreciation schedules described above reflect the reduction in salvage values.  The impact in the third and fourth quarters of 2016 and in future quarters is approximately $2.0 million of additional depreciation expense per quarter or approximately $1.2 million per quarter net of tax, which represents approximately $0.06 per common or diluted share.  We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

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

Goodwill and Other Intangible Assets

We classify intangible assets into two categories: (i) intangible assets with definite lives subject to amortization and (ii) goodwill. We have no goodwill on our consolidated balance sheet for the years ended December 31, 2016 and 2015.  We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 4 to 20 years.  We have no identifiable intangible assets on our consolidated balance sheet at December 31, 2016, and $0.2 million of intangible assets, which was recorded in other assets, at December 31, 2015.

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers were $0.7 million and $0.1 million at December 31, 2016 and 2015, respectively, and are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have less than $0.1 million and $0.6 million at December 31, 2016 and 2015, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

We also make judgments regarding the ultimate benefit versus risk of commuting certain periods within our auto liability policy.  If we commute a policy, we assume 100% risk for covered claims in exchange for a policy refund. In April 2015, we commuted two liability policies for the period from April 1, 2013 through September 30, 2014, such that we are now responsible for any claim that occurred during that period up to $20.0 million, should such a claim develop.  We recorded a $3.6 million reduction in insurance and claims expense in the second quarter of 2015 related to the commutation. The insurer did not remit the premium refund directly to the Company, but rather applied a credit to the current auto liability insurance policy, such that we recorded the policy release premium refund as a prepaid asset at June 30, 2015.

Effective April 2015, we entered into new auto liability policies with a three-year term.  As a result of the commutation and the Company’s improved safety statistics over the prior policy, the Company received favorable premium pricing for the policy period, which we expect will reduce the fixed portion of insurance expense during such period.  The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the three-year period ended March 31, 2018. The policy includes a policy release premium refund of up to $13.6 million, less any future amounts paid on claims by the insurer, from October 1, 2014 through March 31, 2018, if we were to commute the policy for the entire three years. A decision with respect to commutation of the policy cannot be made before April 1, 2018, unless both we and the insurance carrier agree to a commutation prior to the end of the policy term. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation, and accordingly, no related amounts were recorded at December 31, 2016.

Interest

We capitalize interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million in 2016, 2015, and 2014.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2016, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 13, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have reflected the net liability after offsetting our deferred tax assets and liabilities in the deferred income taxes line in the accompanying consolidated balance sheets in accordance with our retrospective early adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, as discussed below. We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided as discussed in Note 9.

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

Comprehensive Income

Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for 2016, 2015, and 2014 was comprised of the net income plus the unrealized gain or loss on the effective portion of cash flow hedges and the reclassified cash flow hedge gains or losses into earnings.

Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The calculation of diluted earnings per share includes 0.1 million unvested shares.  A de minimus number of unvested shares have been excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2016, 2015, and 2014, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2016	2015	2014
Numerator:

Net income	$16,835	$42,085	$17,808

Denominator:

Denominator for basic income per share – weighted-average shares	18,182	18,145	15,250
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	84	161	266
Equivalent shares issuable upon conversion of unvested employee stock options	-	5	1
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	$18,266	$18,311	$15,517

Net income per share:
Basic income per share	$0.93	$2.32	$1.17
Diluted income per share	$0.92	$2.30	$1.15

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

Reclassifications

As a result of adopting ASU 2015-15, discussed more below, $0.7 million was reclassified from other assets to notes payable as of December 31, 2015 to present debt issuance as a direct deduction from the carrying amount of the debt.

Recent Accounting Pronouncements

Accounting Standards adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, and in August 2015, issued ASU 2015-15.  These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts.  The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement.  The recognition and measurement guidance for debt issuance costs are not affected by these ASUs.  These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption permitted.  We have adopted this standard for the fiscal year 2016.

In March 2016, the FASB issued ASU 2016-09, which changes the accounting for certain aspects of share-based payments to employees.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in-capital pools.  The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting.  In addition, the guidance is effective in 2017 with early adoption permitted.  We have adopted this standard effective for the fiscal year 2016 resulting in the recording of $2.2 million to retained earnings as of the beginning of 2016, and $1.1 million of additional income tax benefit in 2016 as a result of previously unrecognized tax benefits resulting from our net operating loss carryovers.  The statement of cash flows has not been adjusted for prior periods, as we have adopted the statement of cash flow guidance prospectively.

Accounting Standards not yet adopted

In April 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09.  The new standard introduces a five-step model to determine when and how revenue is recognized.  The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period.  Early application is permitted for annual periods beginning January 1, 2017.  Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect.  We are in the process of evaluating the new standard, but we believe our revenue recognized under the new standard will generally approximate revenue under current standards and, while we expect an impact to both revenue and certain variable expenses as a result of the adoption, we expect that the net impact to equity or earnings on a prospective basis will not be material.  We plan to complete our evaluation in 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  Lessor accounting under the new standard is substantially unchanged.  Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required.  This new standard will become effective for us in our annual reporting period beginning January 1, 2019, including interim periods within that reporting period and requires a modified retrospective transition approach.  We are currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

2.          LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term.  We generally finance our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment in 2016 and 2015. We had working capital (total current assets less total current liabilities) of $47.9 million and $46.6 million at December 31, 2016 and 2015, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of December 31, 2016, we had $12.2 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $27.2 million, and available borrowing capacity of $55.6 million under the Credit Facility.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

3.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Derivatives Measured at Fair Value on a Recurring Basis
(in thousands)	December 31,
Hedge derivatives	2016 (1)	2015 (1)
Net Fair Value of Derivative(2)	$(4,293)	$(28,434)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(4,293)	$(28,434)
Significant Unobservable Inputs (Level 3)	-	-

(1)	No cash collateral was provided by the Company at December 31, 2016 and 2015.
(2)	Includes derivative assets of $26 at December 31, 2016.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2016, 619,427 of the 1,550,000 shares noted above were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $1.2 million, $1.3 million, and $1.3 million in 2016, 2015, and 2014, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.2 million in 2016, $0.2 million in 2015 and $0.1 million in 2014. All stock compensation expense recorded in 2016, 2015, and 2014 relates to restricted shares granted, as no options were granted during these periods. Associated with stock compensation expense was no income tax benefit in 2016 and 2015 and $0.8 million income tax benefit in 2014, related to the exercise of stock options and restricted share vesting, resulting in related changes in taxable income and offsetting changes to additional paid in capital.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 55,429, 84,138, and 39,676 Class A common stock shares, which were withheld at weighted average per share prices of $20.61, $27.10, and $20.97 based on the closing prices of our Class A common stock on the dates the shares vested in 2016, 2015, and 2014, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $1.1 million, $2.3 million, and $0.8 million in 2016, 2015, and 2014, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2016, 2015, and 2014:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2013	777	$5.95

Granted	136	$12.27
Vested	(137)	$7.43
Forfeited	(134)	$7.80
Unvested at December 31, 2014	642	$6.60

Granted	63	$28.10
Vested	(246)	$4.97
Forfeited	(129)	$5.38
Unvested at December 31, 2015	330	$12.43

Granted	120	$18.92
Vested	(169)	$5.28
Forfeited	(16)	$16.53
Unvested at December 31, 2016	265	$18.63

The unvested shares at December 31, 2016 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, and 158,015 of these awards vest solely based on continued service, in varying increments between 2017 and 2019. Performance based awards account for 107,453 of the unvested shares at December 31, 2016, of which 29,959 shares have no unrecognized compensation cost as the cost has been fully recognized based on the performance goals having been achieved for the year ended December 31, 2016 and 77,494 shares relate to performance for the years ended December 31, 2017 and 2018 and have no unrecognized compensation cost as vesting is not probable.

The fair value of restricted share awards that vested in 2016, 2015, and 2014 was approximately $3.5 million, $6.5 million, and $2.9 million, respectively. As of December 31, 2016, we had approximately $3.6 million of unrecognized compensation expense related to 158,015 service-based shares, which is probable to be recognized over a weighted average period of approximately 25 months. All restricted shares awarded to executives and other key employees pursuant to the Incentive Plan provide the holder with voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

The following table summarizes our stock option activity for the fiscal years ended December 31, 2016, 2015, and 2014:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	221	$14.98	1.0 years	$-

Options granted	-	-
Options exercised	(45)	$13.64
Options forfeited	(100)	$21.71
Outstanding at December 31, 2014	76	$14.73	0.5 years	$945

Options granted	-	-
Options exercised	(73)	$14.79
Options forfeited	-	-
Outstanding at December 31, 2015	3	$12.79	0.4 years	$15

Options granted	-	-
Options exercised	(3)	$12.79	-	-
Options forfeited	-	-
Outstanding at December 31, 2016	-	-	-	-

Exercisable at December 31, 2016	-	-	-	-

5.          PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2016 and 2015 is as follows:

(in thousands)	Estimated Useful Lives	2016	2015
Revenue equipment	3-10 years	$499,809	$468,693
Communications equipment	5-10 years	8,192	8,189
Land and improvements	0-10 years	25,482	25,184
Buildings and leasehold improvements	7-40 years	71,324	71,614
Construction in-progress	-	3,176	1,104
Other	2-7 years	23,093	21,287
		$631,076	$596,071

Depreciation expense was $71.4 million, $61.9 million, and $49.0 million, in 2016, 2015, and 2014, respectively.  This depreciation expense excludes net losses on the sale of property and equipment totaling $0.8 million in 2016, and net gains on the sale of property and equipment totaling $0.6 million and $2.7 million in 2015 and 2014, respectively, which are presented net in depreciation and amortization expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of approximately 60 to 84 months. At December 31, 2016 and 2015, property and equipment included capitalized leases, which had capitalized costs of $26.6 million and $19.4 million and accumulated amortization of $4.2 million and $4.7 million, respectively.  Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $1.6 million, $2.0 million, and $3.0 million during 2016, 2015, and 2014, respectively.

6.          GOODWILL AND OTHER ASSETS

We have no goodwill or identifiable intangible assets on our consolidated balance sheet at December 31, 2016.

A summary of other assets as of December 31, 2016 and 2015 is as follows:

(in thousands)	2016	2015
Customer relationships	$-	$3,490
Less: accumulated amortization of intangibles	-	(3,321)
Net intangible assets	-	169
Investment in TEL	18,526	16,788
Other long-term receivables	1	576
Deposits	481	314
Interest rate swap	26	-
Other, net	1,070	1,984
	$20,104	$19,831

Amortization expenses of intangible assets were $0.2 million, $0.1 million, and $0.1 million for 2016, 2015, and 2014, respectively.

7.          DEBT

Current and long-term debt consisted of the following at December 31, 2016 and 2015:

(in thousands)	December 31, 2016		December 31, 2015
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$12,185	$-	$3,002
Revenue equipment installment notes; weighted average interest rate of 3.3% at December 31, 2016, and 3.6% December 31, 2015, due in monthly installments with final maturities at various dates ranging from January 2017 to December 2022, secured by related revenue equipment	23,986	127,840	38,461	163,387
Real estate notes; weighted average interest rate of 2.4% and 2.0% at December 31, 2016 and 2015, respectively, due in monthly installments with fixed maturities at December 2018 and August 2035, secured by related real-estate	1,224	28,907	1,184	30,124
Deferred loan costs	(263)	(256)	(250)	(456)
Total debt	24,947	168,676	39,395	196,057
Principal portion of capital lease obligations, secured by related revenue equipment	2,441	19,761	4,031	10,547

Total debt and capital lease obligations	$27,388	$188,437	$43,426	$206,604

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

In 2015, we entered into an eleventh amendment to the Credit Facility, which, among other things, (i) amended the "Applicable Margin" to improve the interest rate grid, (ii) improved the unused line fee pricing to 0.25% per annum, retroactive to July 1, 2015 (previously the fee was 0.375% per annum when availability was less than $50.0 million and 0.5% per annum when availability was at or over such amount), (iii) required each of Driven Analytic Solutions, LLC ("DAS") and Covenant Properties, LLC ("CPI") to be joined to the Credit Agreement as guarantors, (iv) required each of DAS, CPI and Star Properties Exchange, LLC, a Tennessee limited liability company, to pledge certain of its assets as security, (v) contained conditional amendments increasing the borrowing base real estate sublimit and lowering the amortization of the real estate sublimit, (vi) made technical amendments to a variety of sections, including without limitation, permitted investments, permitted stock repurchases, permitted indebtedness, and permitted liens, (vii) consented to our purchase of our headquarters, including related financing, and (viii) extended the maturity date from September 2017 to September 2018.  In exchange for these amendments, we agreed to pay fees of $0.2 million.  In 2016, we entered into the twelfth and thirteenth amendments to the Credit Facility, which among other things (i) increases the approved amount for share repurchases to $45.0 million, subject to certain limitations based on the available borrowing capacity under the Credit Facility, and (ii) permitted the formation of Heritage Insurance, Inc., and substituted certain language to ensure the federal funds rate or LIBOR would not be less than zero.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans."  Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.0%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.0%.  The applicable rates are adjusted quarterly based on average pricing availability.  The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and capital leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $12.2 million of borrowings outstanding under the Credit Facility as of December 31, 2016, undrawn letters of credit outstanding of approximately $27.2 million, and available borrowing capacity of $55.6 million.  The interest rate on outstanding borrowings as of December 31, 2016, was 2.3% on $9.0 million of base rate loans and 4.3% on $3.2 million of LIBOR loans.  Based on availability as of December 31, 2016 and 2015, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2016 terminate in January 2017 through December 2022 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2017 to January 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $166.1 million are cross-defaulted with the Credit Facility. Additionally, a portion of the our fuel hedge contracts totaling $3.6 million at December 31, 2016, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

As of December 31, 2016, the scheduled principal payments of debt, excluding capital leases for which future payments are discussed in Note 8 are as follows:

(in thousands)
2017	$25,210
2018	39,783
2019	29,014
2020	58,424
2021	14,136
Thereafter	$27,575

8.          LEASES

We have operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment, and we have capital lease commitments for revenue equipment, in each case excluding owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

	Operating	Capital
2017	$7,135	$3,062
2018	6,047	3,062
2019	3,844	3,062
2020	430	5,284
2021	-	6,508
Thereafter	-	3,548
Total minimum lease payments	$17,456	$24,526
Less: amount representing interest		(2,324)
Present value of minimum lease payments		22,202
Less: current portion		(2,441)
Capital lease obligations, long-term		$19,761

A portion of our operating leases of tractors and trailers contain residual value guarantees under which we guarantee a certain minimum cash value payment to the leasing company at the expiration of the lease. We estimate that the undiscounted value of the residual guarantees is approximately $4.0 million at December 31, 2016 and 2015, respectively.  The residual guarantees at December 31, 2016 expire between August 2018 and February 2019. We expect our residual guarantees to approximate the market value at the end of the lease term. Additionally, certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2016	2015	2014
Revenue equipment rentals	$10,773	$12,611	$20,935
Building and lot rentals	708	2,078	3,561
Other equipment rentals	254	340	317
	$11,735	$15,029	$24,813

9.          INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 is comprised of:

(in thousands)	2016	2015	2014
Federal, current	$11,951	$124	$(94)
Federal, deferred	(2,925)	18,185	12,830
State, current	1,811	426	187
State, deferred	(451)	3,087	1,851
	$10,386	$21,822	$14,774

Income tax expense for the years ended December 31, 2016, 2015, and 2014 is summarized below:

(in thousands)	2016	2015	2014
Computed "expected" income tax expense	$9,527	$22,368	$11,404
State income taxes, net of federal income tax effect	953	2,237	1,075
Per diem allowances	2,205	2,329	2,304
Tax contingency accruals	(273)	1,599	(104)
Valuation allowance, net	-	218	18
Tax credits	(694)	(7,151)	(112)
Other, net	(1,332)	222	189
Actual income tax expense	$10,386	$21,822	$14,774

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

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
Deferred tax assets:
Insurance and claims	$15,147	$15,495
Net operating loss carryovers	3,326	15,348
Tax credits	6,409	10,585
Other	5,113	4,730
Deferred fuel hedge	1,653	10,947
Valuation allowance	(1,219)	(1,219)
Total deferred tax assets	30,429	55,886

Deferred tax liabilities:
Property and equipment	(98,679)	(125,188)
Other	(11,121)	(4,398)
Prepaid expenses	(4,786)	(3,281)
Total net deferred tax liabilities	(114,586)	(132,867)

Net deferred tax liability	$(84,157)	$(76,981)

The net deferred tax liability of $84.2 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at December 31, 2016 or 2015, except for $1.2 million at December 31, 2016 and 2015, respectively, related to certain state net operating loss carry forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

As of December 31, 2016, we had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.8 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2015, we had a $3.2 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.9 million.  Interest and penalties recognized for uncertain tax positions provided for a $0.1 million, $0.2 million, and a $0.1 million benefit in each of 2016, 2015, and 2014 respectively.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Balance as of January 1,	$2,394	$995	$1,060
Increases related to prior year tax positions	-	1,737	246
Decreases related to prior year positions	-	-	-
Increases related to current year tax positions	-	-	42
Decreases related to settlements with taxing authorities	(88)	(182)	(126)
Decreases related to lapsing of statute of limitations	(255)	(156)	(227)
Balance as of December 31,	$2,051	$2,394	$995

If recognized, $2.4 million and $2.7 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2016 and 2015, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2013 through 2016 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction.  In the normal course of business, we are also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the more likely than not outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash.  Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution.  We do not expect any significant increases or decreases for uncertain income tax positions during the next year.

Our existing federal net operating loss carryforwards were used to offset our taxable income during 2016.  Our federal tax credits of $7.6 million, along with a federal alternative minimum tax credit carryforward of $0.3 million are available to offset future federal taxable income, if any, through 2035, while our state net operating loss carryforwards and state tax credits of $78.1 million and $0.3 million, respectively expire over various periods through 2035 based on jurisdiction.

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

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL’s majority owners would have received the option to purchase our ownership in TEL.  The options previously in effect were eliminated, and we are discussing with TEL’s owners a replacement option structure and other alternatives.  TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. For the years ended December 31, 2016 and 2015, we sold tractors and trailers to TEL for $0.4 million and $6.2 million, respectively, and received $5.0 million and $1.3 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We reversed previously deferred gains of $0.2 million and less than $0.1 million for the years ending December 31, 2016 and 2015, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party.  Deferred gains totaling $0.6 million and $0.8 million at December 31, 2016 and December 31, 2015, respectively, are being carried as a reduction in our investment in TEL. At December 31, 2016 and 2015, we had accounts receivable from TEL of $3.7 million and $5.3 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL's behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $3.0 million in 2016, $4.6 million in 2015, and $3.7 million in 2014. We received an equity distribution from TEL for $1.5 million in 2016, no equity distribution in 2015, and $0.3 million in 2014, which was distributed to each member based on its respective ownership percentage.  Our investment in TEL, totaling $18.5 million and $16.8 million at December 31, 2016 and 2015, respectively, is included in other assets in the accompanying consolidated balance sheet.  Our investment in TEL is comprised of the $4.9 million cash investment noted above and our equity in TEL's earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings as noted above and the abovementioned deferred gains on sales of equipment to TEL.

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2016	2015
Current Assets	$14,320	$14,275
Non-current Assets	146,081	125,782
Current Liabilities	34,766	29,644
Non-current Liabilities	96,140	84,516
Total Equity	$29,495	$25,897

(in thousands)	As of the years ended December 31,
	2016	2015	2014
Revenue	$94,432	$104,838	$90,197
Operating Expenses	83,475	91,644	79,771
Operating Income	10,957	13,194	10,426
Net Income	$6,598	$9,061	$7,564

11.          DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board of Directors. We made contributions of $0.7 million in 2016, $0.8 million in 2015, and zero in 2014 to the profit sharing and savings plan.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedging contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  Recently, however, we have been able to enter into hedging contracts with respect to both heating oil and ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of heating oil or ULSD and receive the monthly average price of New York heating oil per the New York Mercantile Exchange ("NYMEX") and Gulf Coast ULSD, respectively. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and heating oil and diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedging contracts, which we determined to be ineffective on a prospective basis in 2014 and 2015.  Consequently, we recognized a reduction in fuel expense of $1.4 million in 2015 to mark the related liability to market. At December 31, 2016 and 2015, there were no remaining ineffective fuel hedge contracts and, thus, all remaining fuel hedge contracts continue to qualify as cash flow hedges.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers.  Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreements that were in effect at December 31, 2016 and 2015, of approximately $0.7 million and $1.1 million, respectively, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.6 million and $0.3 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the year ended December 31, 2016 and 2015, respectively, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive loss as of December 31, 2016, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At December 31, 2016, we had fuel hedge contracts on approximately 12.1 million and 7.6 million gallons of diesel to be purchased in 2017 and 2018, respectively, or approximately 27% and 17% of our projected annual 2017 and 2018 fuel requirements, respectively.

The fair value of the fuel hedge contracts that were in effect at December 31, 2016 and 2015, of approximately $3.6 million and $27.3 million, respectively, are included in other liabilities in the consolidated balance sheet, are included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2016, market "spot" prices for ultra-low sulfur diesel peaked at a high of approximately $1.66 per gallon and hit a low price of approximately $0.83 per gallon. During 2015, market spot prices ranged from a high of $1.98 per gallon to a low of $0.98 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $16.7 million, $15.3 million, and $3.1 million were reclassified from accumulated other comprehensive loss into our results of operations for the years ended December 31, 2016, 2015, and 2014,  respectively, as additional fuel expense for 2016, 2015, and 2014,  related to losses on fuel hedge contracts that expired.  In addition to the amounts reclassified as a result of expired contracts, in 2105 we recognized a reduction of fuel expense of $1.4 million relating to previously recognized fuel expense as a result of the expiration of the fuel hedge contracts for which the fuel hedging relationship was deemed to be ineffective on a prospective basis in 2014.  As a result, the changes in fair value for those contracts were recorded as expense rather than as a component of other comprehensive loss. At December 31, 2016, all fuel hedge contracts were determined to be effective.

Based on the amounts in accumulated other comprehensive loss as of December 31, 2016 and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $1.8 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception, quarterly, and at December 31, 2016 and 2015, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk, with the exception of the abovementioned contracts.

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

14.          OTHER COMPREHENSIVE INCOME ("OCI")

OCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following tables summarize the change in the components of our OCI balance for the periods presented (in thousands; presented net of tax):

Details about OCI Components	Amount Reclassified from OCI for the years ended December 31,			Affected Line Item in the Statement of Operations
	2016	2015	2014
(Losses) gains on cash flow hedges
Commodity derivative contracts	$(16,674)	$(15,313)	$(3,141)	Fuel expense
	6,419	5,865	1,206	Income tax expense
	$(10,255)	$(9,448)	$(1,935)	Net of tax
Interest rate swap contracts	$(557)	$(259)	$-	Interest expense
	215	99	-	Income tax expense
	$(342)	$(160)	$-	Net of tax
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

In August 2014, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision in a lawsuit against our SRT subsidiary relating to a cargo claim incurred in 2008. The court awarded the plaintiff approximately $5.9 million plus prejudgment interest and costs and denied a cross-motion for summary judgment by SRT. Previously, the court had ruled in favor of SRT on all but one count before overturning its earlier decision and ruling in favor of the plaintiff. SRT filed a Notice of Appeal with the U.S. Sixth Circuit Court of Appeals on September 24, 2014. On November 5, 2015, the Sixth Circuit reversed the district court in part, finding that the plaintiff could not recover under two of its causes of action. The Sixth Circuit remanded the proceedings to the district court for further factual determinations relating to whether the plaintiff could recover under a third cause of action.  The case is currently pending resolution for summary judgment.

Our Covenant Transport subsidiary is a defendant in a lawsuit that was filed on August 17, 2015 in the Superior Court of the State of California, Los Angeles County.  This lawsuit arises out of the work performed by the plaintiff as a company driver for Covenant Transport during the period of August, 2013 through October, 2014.  The plaintiff is seeking class action certification under the complaint.  The case was removed from state court in September, 2015 to the U.S. District Court in the Central District of California, and subsequently, the case was transferred to the U.S. District Court in the Eastern District of Tennessee on October 5, 2015 where the case is now pending.  The complaint asserts that the time period covered by the lawsuit is "the four (4) years prior to the filing of this action through the trial date" and alleges claims for failure to properly pay for rest breaks, inspection time, waiting time, fueling and paperwork time, meal periods  and other related wage and hour claims under the California Labor Code.  The parties engaged in mediation of the dispute which resulted in a comprehensive settlement of all class member claims upon payment of $500,000 by Covenant Transport.  The settlement received preliminary approval of the court in December, 2016 and is now pending final approval.

Our SRT subsidiary is a defendant in a lawsuit filed on December 16, 2016 in the Superior Court of San Bernardino County, California.  The lawsuit was filed on behalf of David Bass (a California resident and former driver), who is seeking to have the lawsuit certified as a class action case wherein he alleges violation of multiple California wage and hour statutes over a four year period of time, including failure to pay wages for all hours worked, failure to provide meal periods and paid rest breaks, failure to pay for rest and recovery periods, failure to reimburse certain business expenses, failure to pay vested vacation, unlawful deduction of wages, failure to timely pay final wages, failure to provide accurate itemized wage statements, and unfair and unlawful competition.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

We had $27.2 million and $31.4 million of outstanding and undrawn letters of credit as of December 31, 2016 and 2015, respectively. The letters of credit are maintained primarily to support our insurance programs.

We had commitments outstanding at December 31, 2016, to acquire revenue equipment totaling approximately $86.5 million in 2017 versus commitments at December 31, 2015 of approximately $145.6 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

See "Critical Accounting Policies And Estimates – Insurance and Other Claims" under Item 7 of Part II of this Annual Report on Form 10-K for additional information.

16.          SEGMENT INFORMATION

As previously discussed, we have one reportable segment, our truckload services or Truckload. Our other operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other" in the tables below.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

	(in thousands)
Year Ended December 31, 2016	Truckload	Other	Unallocated Corporate Overhead	Consolidated
Revenue	$601,226	$73,602	$-	$674,828
Intersegment revenue	-	(4,177)	-	(4,177)
Operating income (loss)	37,031	7,631	(12,215)	32,447
Depreciation and amortization (1)	71,173	22	1,261	72,456
Total assets	548,882	31,289	40,367	620,538
Capital expenditures, net (2)	57,242	43	1,767	59,052

Year Ended December 31, 2015
Revenue	$655,918	$71,057	$-	$726,975
Intersegment revenue	-	(2,735)	-	(2,735)
Operating income (loss)	74,107	5,768	(12,093)	67,782
Depreciation and amortization (1)	60,138	13	1,233	61,384
Total assets	580,506	26,315	39,896	646,717
Capital expenditures, net (2)	147,896	29	1,069	148,994

Year Ended December 31, 2014
Revenue	$663,001	$59,796	$-	$722,797
Intersegment revenue	-	(3,817)	-	(3,817)
Operating income (loss)	54,151	3,894	(18,399)	39,646
Depreciation and amortization (1)	45,669	59	656	46,384
Total assets	463,900	27,338	48,066	539,304
Capital expenditures net (2)	87,871	14	1,570	89,455

(1)	Includes gains and losses on disposition of equipment.
(2)	Includes equipment purchased under capital leases.

17.          QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(in thousands except per share amounts)
Quarters ended	Mar. 31, 2016(1)	June 30, 2016	Sep. 30, 2016	Dec. 31, 2016

Total revenue	$156,341	$158,832	$164,500	$190,978
Operating income	7,418	7,316	5,446	12,267
Net income	4,352	3,632	2,869	5,982
Basic income per share	0.21	0.20	0.16	0.33
Diluted income per share	0.21	0.20	0.16	0.33

	(in thousands except per share amounts)

Quarters ended	Mar. 31, 2015(2)	June 30, 2015(3)	Sep. 30, 2015	Dec. 31, 2015

Total revenue	$167,216	$175,451	$173,512	$208,061
Operating income	10,043	18,774	14,629	24,336
Net income	10,227	11,001	7,627	13,230
Basic income per share	0.56	0.60	0.42	0.74
Diluted income per share	0.56	0.60	0.42	0.72

(1)	Adjusted from 10-Q as filed due to implementation of ASU 2016-09.
(2)	Includes $4.7 million after tax one-time federal income tax credit.
(3)	Includes $3.6 million in return of previously expensed insurance premiums for the commutation of our primary auto liability policy for the period of April 1, 2013, through September 30, 2014.