Form 10-Q
period 2017-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2017-05-10
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 2017).

Class A Common Stock, $.01 par value: 15,922,890 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

ASSETS	March 31, 2017 (unaudited)	December 31, 2016 (unaudited)
Current assets:
Cash and cash equivalents	$7,252	$7,750
Accounts receivable, net of allowance of $1,488 in 2017 and $1,345 in 2016	73,500	96,636
Drivers' advances and other receivables, net of allowance of $547 in 2017 and $519 in 2016	11,371	8,757
Inventory and supplies	4,034	3,980
Prepaid expenses	8,135	10,889
Assets held for sale	2,597	2,695
Income taxes receivable	7,381	4,256
Other short-term assets, net	1,018	-
Total current assets	115,288	134,963

Property and equipment, at cost	641,284	631,076
Less: accumulated depreciation and amortization	(173,058)	(165,605)
Net property and equipment	468,226	465,471

Other long-term assets, net	25,915	20,104
Total assets	$609,429	$620,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,611	$189
Accounts payable	9,042	13,032
Accrued expenses	21,893	26,607
Current maturities of long-term debt	22,678	24,947
Current portion of capital lease obligations	2,508	2,441
Current portion of insurance and claims accrual	16,561	17,177
Other short-term liabilities	4,450	3,388
Total current liabilities	78,743	87,781

Long-term debt	159,941	168,676
Long-term portion of capital lease obligations	20,056	19,761
Insurance and claims accrual	26,153	20,866
Deferred income taxes	86,023	84,157
Other long-term liabilities	3,165	2,883
Total liabilities	374,081	384,124
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,923,215 shares issued and 15,922,890 shares outstanding as of March 31, 2017 and 15,922,879 shares issued and 15,899,223 shares outstanding as of December 31, 2016	170	170
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	136,786	137,912
Treasury stock at cost; 325 and 23,656 shares as of March 31, 2017 and December 31, 2016, respectively	(6)	(1,084)
Accumulated other comprehensive loss	(3,619)	(2,640)
Retained earnings	101,993	102,032
Total stockholders' equity	235,348	236,414
Total liabilities and stockholders' equity	$609,429	$620,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2017	2016
Revenue:
Freight revenue	$140,126	$144,679
Fuel surcharge revenue	18,618	11,662
Total revenue	$158,744	$156,341

Operating expenses:
Salaries, wages, and related expenses	59,324	57,755
Fuel expense	25,402	23,833
Operations and maintenance	12,413	11,162
Revenue equipment rentals and purchased transportation	25,372	25,098
Operating taxes and licenses	2,735	2,708
Insurance and claims	8,718	6,897
Communications and utilities	1,628	1,477
General supplies and expenses	3,727	3,108
Depreciation and amortization, including gains and losses on disposition of property and equipment	19,116	16,885
Total operating expenses	158,435	148,923
Operating income	309	7,418
Interest expense, net	2,081	2,295
Income from equity method investment	(1,025)	(850)
(Loss) income before income taxes	(747)	5,973
Income tax (benefit) expense	(708)	1,621
Net (loss) income	$(39)	$4,352

Income per share:
Basic and diluted net (loss) income per share	$(0.00)	$0.24
Basic weighted average shares outstanding	18,256	18,147
Diluted weighted average shares outstanding	18,336	18,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands)

	Three months ended March 31, (unaudited)
	2017	2016

Net (loss) income	$(39)	$4,352

Other comprehensive (loss) income:

Unrealized loss on effective portion of cash flow hedges, net of tax of $1,122 and $2,932 in 2017 and 2016, respectively	(1,793)	(1,803)

Reclassification of cash flow hedge loss into statement of operations, net of tax of $510 and $1,994 in 2017 and 2016, respectively	814	3,185
Total other comprehensive (loss) income	(979)	1,382

Comprehensive (loss) income	$(1,018)	$5,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Unaudited and in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Class A	Class B	Paid-In Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Stockholders' Equity

Balances at December 31, 2016	$170	$24	$137,912	$(1,084)	$(2,640)	$102,032	$236,414
Net loss	-	-	-	-	-	(39)	(39)

Other comprehensive loss	-	-	-	-	(979)	-	(979)

Stock-based employee compensation expense	-	-	155	-	-	-	155

Issuance of restricted shares	-	-	(1,281)	1,078	-	-	(203)

Balances at March 31, 2017	$170	$24	$136,786	$(6)	$(3,619)	$101,993	$235,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands)

	Three months ended March 31, (unaudited)
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(39)	$4,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	189	(123)
Realized gain on sales to affiliate, net	(65)	(43)
Depreciation and amortization	18,666	16,634
Loss on disposition of property and equipment	450	251
Amortization of deferred financing fees	68	77
Deferred income tax expense (benefit)	2,395	(7,836)
Income tax benefit arising from restricted share vesting and stock options exercised	84	555
Stock-based compensation expense	155	304
Income from equity method investment	(1,025)	(850)
Changes in operating assets and liabilities:
Receivables and advances	12,039	47,697
Prepaid expenses and other assets	2,214	2,027
Inventory and supplies	(54)	(185)
Insurance and claims accrual	4,671	(538)
Accounts payable and accrued expenses	(9,081)	(10,809)
Net cash flows provided by operating activities	30,667	51,513

Cash flows from investing activities:
Acquisition of property and equipment	(22,511)	(17,394)
Proceeds from disposition of property and equipment	6,623	28,593
Net cash flows (used in) provided by investing activities	(15,888)	11,199

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	1,422	(922)
Proceeds from issuance of notes payable	21,399	5,971
Proceeds from the exercise of stock options	-	32
Repayments of notes payable	(34,286)	(74,235)
Repayments of capital lease obligations	(5,424)	(437)
Proceeds under revolving credit facility	261,123	287,444
Repayments under revolving credit facility	(259,308)	(280,733)
Payment of minimum tax withholdings on stock compensation	(203)	(575)
Debt refinancing costs	-	(57)
Net cash used in financing activities	(15,277)	(63,512)

Net change in cash and cash equivalents	(498)	(800)

Cash and cash equivalents at beginning of period	7,750	4,490

Cash and cash equivalents at end of period	$7,252	$3,690

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2016, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Recent Accounting Pronouncements

Accounting Standards not yet adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-14, which defers the effective date of ASU 2014-09.  The new standard introduces a five-step model to determine when and how revenue is recognized.  The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will be effective for us for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period.  Early application is permitted for the annual periods beginning January 1, 2017.  Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect.  We are in the process of evaluating the new standard, but we believe our revenue recognized under the new standard will generally approximate revenue recognized under current standards and, while we expect an impact to both revenue and certain variable expenses as a result of the adoption, we expect that the net impact to equity or earnings on a prospective basis will not be material.  We plan to complete our evaluation during the remainder of 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

In February 2016, FASB issued ASU 2016-02, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  Lessor accounting under the new standard is substantially unchanged.  Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required.  This new standard will become effective for us in our annual reporting period beginning January 1, 2019, including interim periods within that reporting period and requires a modified retrospective transition approach.  We are currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

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

Note 2.   (Loss) Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  The calculation of diluted income per share excludes a de minimis number of unvested shares since the effect of any assumed exercise of the related awards would be anti-dilutive for the three months ended March 31, 2017.  There were no outstanding stock options at March 31, 2017.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended March 31,
	2017	2016
Numerator:
Net (loss) income	$(39)	$4,352
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,256	18,147
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	80	125
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,336	18,272

Basic and diluted (loss) income per share:	$(0.00)	$0.24

Note 3.  Segment Information

We have one reportable segment, our truckload services or "Truckload". Our other operations consist of several operating segments, which neither individually nor in the aggregate meet the quantitative or qualitative reporting thresholds. As a result, these operations are grouped in "Other" in the tables below.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2016 Annual Report on Form 10-K.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended March 31,
	2017	2016
Total Revenues:
Truckload	$145,625	$142,754
Other	13,119	13,587

Total	$158,744	$156,341
Operating Income (Loss):
Truckload	$3,902	$8,369
Other	1,447	1,825
Unallocated Corporate Overhead	(5,040)	(2,776)

Total	$309	$7,418

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

Our liability recorded for uncertain tax positions as of March 31, 2017 has not changed significantly in amount or composition since December 31, 2016.

The net deferred tax liability of $86.0 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at March 31, 2017, for $1.2 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.  Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Derivatives Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivatives	March 31, 2017	December 31, 2016
Net Fair Value of Derivatives(1)	$(5,885)	$(4,293)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(5,885)	$(4,293)
Significant Unobservable Inputs (Level 3)	-	-

(1)	Includes derivative assets of $56 at March 31, 2017 and $26 at December 31, 2016.

Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $19.7 million and $25.8 million of receivables we have purchased under factoring arrangements at March 31, 2017 and December 31, 2016, respectively, net of a $0.1 million and a $0.2 million allowance for bad debt for each respective year.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of accrued interest. At March 31, 2017 and December 31, 2016, the retained amounts related to factored receivables totaled $0.3 million, and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at March 31, 2017, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedge contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  In more recent years, however, we have been able to enter into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. As of March 31, 2017, all active fuel hedging contracts related to ULSD and no contracts related to heating oil. The retrospective and prospective regression analyses provided that changes in the prices of ULSD were deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments associated with the purchase of certain trailers.  Because the critical terms of the swaps and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at March 31, 2017, of approximately $0.5 million, is included in other assets and other liabilities, based upon each swap agreement's position, in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the three months ended March 31, 2017, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive loss as of March 31, 2017, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At March 31, 2017, we had fuel hedge contracts on approximately 9.1 million gallons for the remainder of 2017, or approximately 24.6% of our projected remaining 2017 fuel requirements, and approximately 7.6 million gallons for 2018, or approximately 15.4% of our projected 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at March 31, 2017, of approximately $5.4 million is included in other liabilities in the consolidated balance sheet and is included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the first quarter in 2017, market "spot" prices for ULSD peaked at a high of approximately $1.63 per gallon and hit a low price of approximately $1.46 per gallon. During the same 2016 quarter, market "spot" prices ranged from a high of $1.20 per gallon to a low of $0.83 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $1.2 million was reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three months ended March 31, 2017, related to losses on contracts that expired.  Based on the amounts in accumulated other comprehensive loss as of March 31, 2017, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $2.5 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to the actual prices paid for diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2017, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.  Debt

Current and long-term debt consisted of the following at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$14,000	$-	$12,185
Revenue equipment installment; weighted average interest rate of 3.2% and 3.3% at March 31, 2017 and December 31, 2016, respectively, due in monthly installments with final maturities at various dates ranging from April 2017 to November 2022, secured by related revenue equipment	21,707	117,535	23,986	127,840
Real estate notes; weighted average interest rate of 2.6% and 2.4% at March 31, 2017 and December 31, 2016, due in monthly installments with fixed maturities at December 2018 and August 2035, secured by related real estate	1,234	28,595	1,224	28,907
Deferred loan costs	(263)	(189)	(263)	(256)
Total debt	22,678	159,941	24,947	168,676
Principal portion of capital lease obligations, secured by related revenue equipment	2,508	20,056	2,441	19,761
Total debt and capital lease obligations	$25,186	$179,997	$27,388	$188,437

We and substantially all of our subsidiaries (collectively, the "Borrowers") are parties to a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. ("JPM," and together with the Agent, the "Lenders").

The Credit Facility is a $95.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment.  The Credit Facility includes, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.  The Credit Facility matures in September 2018.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $14.0 million outstanding under the Credit Facility as of March 31, 2017, undrawn letters of credit outstanding of approximately $26.6 million, and available borrowing capacity of $48.9 million. The interest rate on outstanding borrowings as of March 31, 2017, was 2.5% on $14.0 million of LIBOR loans, and there were no outstanding base rate loans.  Based on availability as of March 31, 2017 and December 31, 2016, there was no fixed charge coverage requirement.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  If an event of default occurs under the Credit Facility and the Lenders cause or have the ability to cause all of the outstanding debt obligations under the Credit Facility to become due and payable, this could result in a default under other debt instruments that contain acceleration or cross-default provisions. The Credit Facility contains certain restrictions and covenants relating to, among other things, debt, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  Failure to comply with the covenants and restrictions set forth in the Credit Facility could result in an event of default.

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2017 terminate in April 2017 through March 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2017 to November 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $129.4 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $5.4 million at March 31, 2017, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

Note 8.  Stock-Based Compensation

Our 2006 Omnibus Incentive Plan, as amended (the "Incentive Plan") governs the issuance of equity awards and other incentive compensation to management and members of the board of directors.  In February 2013, the Compensation Committee re-approved, subject to stockholder re-approval, the material terms of the performance-based goals under the Incentive Plan so that certain incentive awards granted thereunder would continue to qualify as exempt "performance-based compensation" under Internal Revenue Code Section 162(m).  Our stockholders re-approved the material terms of the performance-based goals under the Incentive Plan at our 2013 Annual Meeting held on May 29, 2013.

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At March 31, 2017, 623,935 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, is stock-based compensation expense of approximately $0.2 million and $0.3 million, respectively. All stock compensation expense recorded in 2017 and 2016 relates to restricted shares, as no options were granted during these periods.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2017, certain participants elected to forfeit receipt of an aggregate of 10,803 shares of Class A common stock at a weighted average per share price of $18.81 based on the closing price of our Class A common stock on the dates the shares vested in 2017, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.2 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.  Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent.  We did not sell any tractors or trailers to TEL during the quarter ended March 31, 2017, compared to $0.4 million during the same 2016 quarter. We received $0.1 million and $0.5 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized a net reversal of previously deferred gains totaling less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.5 million at March 31, 2017, are being carried as a reduction in our investment in TEL.  At March 31, 2017 and December 31, 2016, we had accounts receivable from TEL of $6.3 million and $3.7 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2017 net income through March 31, 2017, or $1.0 million. Our investment in TEL, totaling $19.6 million and $18.5 million, at March 31, 2017 and December 31, 2016, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below:

(in thousands)	As of March 31, 2017	As of December 31, 2016
Current Assets	$16,371	$14,320
Non-current Assets	145,759	146,081
Current Liabilities	8,873	34,766
Non-current Liabilities	122,189	96,140
Total Equity	$31,068	$29,495

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenue	$22,533	$19,635
Operating Expenses	19,827	16,610
Operating Income	2,706	3,025
Net Income	$1,637	$1,807

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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against Southern Refrigerated Transport, Inc. ("SRT") relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we have increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 to $7.2 million in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  The increase was recorded for the quarter ended March 31, 2017, as a type 2 subsequent event given the ruling occurred prior to the filing of this Form 10-Q.  We are reviewing our options regarding further appeals.

Covenant Transport, Inc. ("Covenant Transport") is a defendant in a lawsuit that was filed on August 17, 2015 in the Superior Court of the State of California, Los Angeles County.  This lawsuit arises out of the work performed by the plaintiff as a company driver for Covenant Transport during the period of August, 2013 through October, 2014.  The plaintiff is seeking class action certification under the complaint.  The case was removed from state court in September, 2015 to the U.S. District Court in the Central District of California, and subsequently, the case was transferred to the U.S. District Court in the Eastern District of Tennessee on October 5, 2015 where the case is now pending.  The complaint asserts that the time period covered by the lawsuit is "the four (4) years prior to the filing of this action through the trial date" and alleges claims for failure to properly pay for rest breaks, inspection time, waiting time, fueling and paperwork time, meal periods and other related wage and hour claims under the California Labor Code.  The parties engaged in mediation of the dispute which resulted in a comprehensive settlement of all class member claims upon payment of $500,000 by Covenant Transport, which includes any claims relating to payment of plaintiffs' attorneys' fees.  The settlement received preliminary court approval in December, 2016 and is now pending final approval.

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

We had $26.6 million and $27.2 million of outstanding and undrawn letters of credit as of March 31, 2017 and December 31, 2016, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 11. Other Comprehensive Loss ("OCL")

OCL is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our OCL balance for the periods presented (in thousands; presented net of tax):

Details about OCL Components	Amount Reclassified from OCL for the three months ended March 31, 2017	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Commodity derivative contracts	$1,193	Fuel expense
	(459)	Income tax benefit
	$734	Net of tax

Interest rate swap contracts	$131	Interest expense
	(51)	Income tax benefit
	$80	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of new accounting standards, future results of SRT, future third-party transportation provider expenses, future tax expenses, potential results of a default and testing of our fixed charge covenant under the Credit Facility, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected debt reduction, expected cash flows, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and management bonuses, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, future fleet size and management, the market value of used equipment, including equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in Transport Enterprise Leasing, LLC, and anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, including with respect to the 2008 cargo claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2016.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2016, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Freight demand was moderate during the first quarter of 2017, and our industry continued to have excess capacity available in advance of the scheduled implementation and enforcement of electronic logging devices, or "ELDs", mandate in December 2017. Many shippers engaged in bid processes as a means to lower upward pressure on their freight rates before any meaningful tightening of capacity.  In this environment, we were pleased to raise our yield slightly through eliminating non-revenue miles and allocating our equipment more effectively.  The main positives in the first quarter were 1) our safety efforts resulted in the lowest rate of chargeable accidents per million miles for a first quarter over the past ten years, in a quarter where winter weather often increases accident-related costs; 2) growing our team truck percentage 2.5% over the average from the first quarter of 2016; 3) 0.9% improvement in average freight revenue per tractor per week and 0.3% improvement in average freight revenue per total mile in a weaker freight market; and 4) a $10.1 million decrease in balance sheet debt and capital lease obligations, since December 31, 2016. The main negatives in the quarter were 1) increased salaries, wages and related expenses due to a higher percentage of team-driven tractors and employee pay adjustments; 2) increased capital costs of $2.2 million resulting from lower salvage values versus the prior year quarter; and 3) operations and maintenance expenses increased 2.1 cents per mile due to additional tractor maintenance associated with extending our trade cycle, and higher unloading expense associated with specific dedicated contracts.

Additional items of note for the first quarter of 2017 include the following:

●
Total revenue of $158.7 million, an increase of 1.5% compared with the first quarter of 2016, and freight revenue of $140.1 million (which excludes revenue from fuel surcharges), a decrease of 3.1% compared with the first quarter of 2016;

●	Operating income of $0.3 million, compared with operating income of $7.4 million in the first quarter of 2016;

●	Net loss of less than $0.1 million, or $0.00 per basic and diluted share, compared with net income of $4.4 million, or $0.24 per basic and diluted share, in the first quarter of 2016;

●	With available borrowing capacity of $48.9 million under our Credit Facility, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Covenant Transport Solutions, Inc. ("Solutions") subsidiary's total revenue decreased to $13.1 million in the 2017 quarter from $13.6 million in the 2016 quarter and operating income decreased to $1.4 million in the 2017 quarter from $1.8 million in the 2016 quarter;

●	Our equity investment in TEL provided $1.0 million of pre-tax earnings compared to $0.9 million in the first quarter of 2016;

●	Since December 31, 2016, aggregate lease-adjusted indebtedness (which includes the present value of off-balance sheet lease obligations), net of cash, decreased by $11.6 million to $215.2 million; and

●	Stockholders' equity and tangible book value at March 31, 2017, were $235.3 million, or $12.91 per basic share.

For the remainder of 2017, our outlook is mixed.  We expect the second quarter of 2017 to remain challenged by negative comparisons in freight revenue per tractor, accelerated depreciation, and higher maintenance expense and professional driver wages. The pace and magnitude of improvement at SRT continues to be a significant variable for the remainder of the year; however, we believe that our efforts will return SRT’s results over the long-term to levels where they produce an acceptable return. We will also continue to focus on deleveraging the balance sheet as we manage the timing of our expected equipment replacement cycle.  To the extent mandatory ELD implementation and lower truck numbers in our industry decrease effective capacity, and economic growth spurs volumes, we expect the supply-demand environment to improve later in 2017 and into 2018.  However, the timing and magnitude of these changes are difficult to predict and may be different in each of our markets. We are hopeful that these items will deliver earnings improvement for the second half of 2017 as compared to the second half of 2016. We expect operating cash flow in excess of net capital expenditures and to continue to pay down debt in 2017.

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

Operating Ratio

Operating Ratio ("OR") For Three Months Ended March 31, 2016 and 2017, respectively
	Three months ended March 31,
GAAP Operating Ratio:	2017	OR %	2016	OR %
Total revenue	$158,744		$156,341
Total operating expenses	158,435	99.8%	148,923	95.3%
Operating income	$309		$7,418

Adjusted Operating Ratio:	2017	Adj. OR %	2016	Adj. OR %
Total revenue	$158,744		$156,341
Less: Fuel surcharge revenue:	18,618		11,662
Revenue (excluding fuel surcharge revenue)	140,126		144,679

Total operating expenses	158,435		148,923
Less: Fuel surcharge revenue	18,618		11,662
Total operating expenses (net of fuel surcharge revenue)	139,817	99.8%	137,261	94.9%
Operating income	$309		$7,418

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

We have one reportable segment, Truckload, which is comprised of our truckload services.

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long-haul, regional, dedicated, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

Revenue Equipment

At March 31, 2017, we operated 2,570 tractors and 7,409 trailers. Of such tractors, 2,215 were owned, 135 were financed under operating leases, and 220 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 4,772 were owned, 1,569 were financed under operating leases, and 1,068 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2017, our fleet had an average tractor age of 2.0 years and an average trailer age of 4.2 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2017 TO THREE MONTHS ENDED MARCH 31, 2016

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended March 31,
	2017	2016
Revenue:
Freight revenue	$140,126	$144,679
Fuel surcharge revenue	18,618	11,662
Total revenue	$158,744	$156,341

For the quarter ended March 31, 2017, total revenue increased $2.4 million, or 1.5%, to $158.7 million from $156.3 million in the 2016 quarter.  Freight revenue decreased $4.6 million, or 3.1%, to $140.1 million for the quarter ended March 31, 2017, from $144.7 million in the 2016 quarter, while fuel surcharge revenue increased $7.0 million quarter-over-quarter. The decrease in freight revenue resulted from a $4.1 million decrease in revenue from our Truckload segment and a $0.5 million decrease in freight revenue from Solutions.

The $4.1 million decrease in Truckload revenue relates to a 2.4% decrease in our average tractor fleet and a $0.9 million decrease in freight revenue from our temperature-controlled intermodal service, partially offset by a 0.9% increase in average freight revenue per tractor per week from the 2016 quarter. The increase in average freight revenue per tractor per week for the quarter ended March 31, 2017 is the result of an increase in average freight revenue per total mile of 0.5 cents per mile compared to the 2016 quarter and an increase in average miles per tractor per week of 0.6%. Team-driven trucks increased to an average of 1,003 teams in the first quarter of 2017, an increase of approximately 2.5% over the average of 979 teams in the first quarter of 2016.

Solutions' revenue declined $0.5 million quarter-over-quarter, as a result of less overflow freight from our Truckload services.

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

Salaries, wages, and related expenses

	Three months ended March 31,
	2017	2016
Salaries, wages, and related expenses	$59,324	$57,755
% of total revenue	37.4%	36.9%
% of freight revenue	42.3%	39.9%

Salaries, wages, and related expenses increased approximately $1.6 million, or 2.7%, for the three months ended March 31, 2017, compared with the same quarter in 2016. As a percentage of total revenue, salaries, wages, and related expenses increased to 37.4% of total revenue for the three months ended March 31, 2017, from 36.9% in the same quarter in 2016.  As a percentage of freight revenue, salaries, wages, and related expenses increased to 42.3% of freight revenue for the three months ended March 31, 2017, from 39.9% in the same quarter in 2016. These changes are primarily due to higher percentage of our fleet comprised of team-driven tractors and driver and non-driver pay increases since the first quarter of 2016.

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

Fuel expense

	Three months ended March 31,
	2017	2016
Fuel expense	$25,402	$23,833
% of total revenue	16.0%	15.2%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra-low sulfur diesel prices as measured by the DOE averaged approximately $0.49 per gallon higher in the first quarter of 2017 compared with the same quarter in 2016.

Additionally, $1.2 million was reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three months ended March 31, 2017, related to losses on fuel hedge contracts that expired.  At March 31, 2017, there was no material ineffectiveness on existing contracts.  Ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

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

	Three months ended March 31,
	2017	2016
Total fuel surcharge	$18,618	$11,662
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	1,761	1,285
Company fuel surcharge revenue	$16,857	$10,377
Total fuel expense	$25,402	$23,833
Less: Company fuel surcharge revenue	16,857	10,377
Net fuel expense	$8,545	$13,456
% of freight revenue	6.1%	9.3%

Total fuel expense increased approximately $1.6 million, or 6.6%, for the three months ended March 31, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, total fuel expense increased to 16.0% of total revenue for the three months ended March 31, 2017, from 15.2% in the same quarter in 2016. As a percentage of freight revenue, total fuel expense increased to 18.1% of freight revenue for the three months ended March 31, 2017, from 16.5% in the same quarter in 2016. The increase is primarily due to an increased average cost per gallon of approximately $0.49 per gallon as measured by the DOE in the first quarter of 2017 compared with the same quarter in 2016.

Net fuel expense decreased $4.9 million, or 36.5%, for the three months ended March 31, 2017, as compared to the same 2016 quarter.  As a percentage of freight revenue, net fuel expense decreased to 6.1% for the three months ended March 31, 2017, as compared to 9.3% for the 2016 quarter.  The change in net fuel expense is primarily due to $1.2 million of fuel hedge losses reclassified into earnings in the first quarter of 2017 compared to $5.0 million in the same 2016 period.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by temperature-controlled operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.  We are continuing our efforts on increasing our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units.  If these efforts are successful, it could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense.

Operations and maintenance

	Three months ended March 31,
	2017	2016
Operations and maintenance	$12,413	$11,162
% of total revenue	7.8%	7.1%
% of freight revenue	8.9%	7.7%

Operations and maintenance increased approximately $1.3 million, or 11.2%, for the three months ended March 31, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, operations and maintenance increased to 7.8% of total revenue for the three months ended March 31, 2017, from 7.1% in the same quarter in 2016.  As a percentage of freight revenue, operations and maintenance increased to 8.9% of freight revenue for the three months ended March 31, 2017, from 7.7% in the same quarter in 2016. These increases were primarily the result of performing more maintenance services during the first quarter of 2017 as compared to the same 2016 period due to extending the trade cycle of our tractors in the second half of 2016, as well as unloading and other operational costs associated with our increase in dedicated freight that we have added since the first quarter of 2016.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three months ended March 31,
	2017	2016
Revenue equipment rentals and purchased transportation	$25,372	$25,098
% of total revenue	16.0%	16.1%
% of freight revenue	18.1%	17.3%

Revenue equipment rentals and purchased transportation increased approximately $0.3 million, or 1.1%, for the three months ended March 31, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, revenue equipment rentals and purchased transportation decreased slightly to 16.0% of total revenue for the three months ended March 31, 2017, from 16.1% in the same quarter in 2016.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 18.1% of freight revenue for the three months ended March 31, 2017, from 17.3% in the same quarter in 2016. The increase as a percentage of freight revenue was primarily the result of an increase in the percentage of revenue generated by independent contractors partially offset by the decrease in our temperature-controlled intermodal service offering. We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through purchases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow our Solutions and intermodal service offerings.

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

Operating taxes and licenses

	Three months ended March 31,
	2017	2016
Operating taxes and licenses	$2,735	$2,708
% of total revenue	1.7%	1.7%
% of freight revenue	2.0%	1.9%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended March 31,
	2017	2016
Insurance and claims	$8,718	$6,897
% of total revenue	5.5%	4.4%
% of freight revenue	6.2%	4.8%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $1.8 million, or 26.4%, for the three months ended March 31, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, insurance and claims increased to 5.5% of total revenue for the three months ended March 31, 2017, from 4.4% in the same quarter in 2016.  As a percentage of freight revenue, insurance and claims increased to 6.2% of freight revenue for the three months ended March 31, 2017, from 4.8% in the same quarter in 2016.  Insurance and claims per mile cost increased to 11.2 cents per mile in the first quarter of 2017 from 8.6 cents per mile in the first quarter of 2016.  These increases are primarily the result of increased severity of accidents despite an improvement in frequency during the three months ended March 31, 2017, compared to the same 2016 period.  Our rate of chargeable accidents per million miles, as measured by the U.S. Department of Transportation, was the lowest for a first quarter over the last ten years.

Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts. The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In several past periods, including the policy period from April 1, 2013, through September 30, 2014, we have commuted the policy, which has lowered our insurance and claims expense. We are also self-insured for physical damage to our equipment. Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. We have accrued a reserve in connection with a judgment that was rendered against us based on a 2008 cargo claim.  We recorded an additional $0.9 million of expense in the first quarter of 2017 related to a pre-trial decision issued by the court, but are reviewing our options regarding further appeals.  If these further proceedings are resolved favorably to us, any reduction of the accrual could reduce insurance and claims expense in the period in which the claim is resolved. On the other hand, if we are not successful in such a finding or mediation, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest. We periodically evaluate strategies to efficiently reduce our insurance and claims expense, which in the past has included the commutation of our auto liability insurance policy. We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense.

Communications and utilities

	Three months ended March 31,
	2017	2016
Communications and utilities	$1,628	$1,477
% of total revenue	1.0%	0.9%
% of freight revenue	1.2%	1.0%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended March 31,
	2017	2016
General supplies and expenses	$3,727	$3,108
% of total revenue	2.3%	2.0%
% of freight revenue	2.7%	2.1%

General supplies and expenses, increased approximately $0.6 million, or 19.9%, for the three months ended March 31, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, general supplies and expenses increased to 2.3% of total revenue for the three months ended March 31, 2017, from 2.0% in the same quarter in 2016.  As a percentage of freight revenue, general supplies and expenses increased to 2.7% of freight revenue for the three months ended March 31, 2017, from 2.1% in the same quarter in 2016.  These increases are primarily related to an increase in third-party vendor computer expense and repair, as well as expenses relating to the 2016 collection of additional amounts due that had been previously included in our allowance for doubtful accounts.

Depreciation and amortization

	Three months ended March 31,
	2017	2016
Depreciation and amortization	$19,116	$16,885
% of total revenue	12.0%	10.8%
% of freight revenue	13.6%	11.7%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets.  Depreciation and amortization increased approximately $2.2 million, or 13.2%, for the three months ended March 31, 2017, compared with the same quarter in 2016. As a percentage of total revenue, depreciation and amortization increased to 12.0% of total revenue for the three months ended March 31, 2017, from 10.8% in the same quarter in 2016.  As a percentage of freight revenue, depreciation and amortization increased to 13.6% of freight revenue for the three months ended March 31, 2017, from 11.7% in the same quarter in 2016. Excluding gains and losses, depreciation increased $2.0 million, primarily due to a soft used tractor market that resulted in a significant reduction on the salvage value of used tractors resulting in us reducing residual values in the third quarter of 2016. Additionally, losses on the sale of property and equipment were $0.5 million in the 2017 quarter compared to losses of $0.3 million in the 2016 quarter. We expect to see an increase in depreciation and amortization going forward, specifically as compared to the second quarter of 2016, as we continue to recognize the impact of the significant reductions in residual values, which should lessen on a comparative basis in the third quarter of 2017. Additionally, if the used tractor market were to decline further, we could have to adjust residual values again and increase depreciation or experience increased losses on sale.

Interest expense, net

	Three months ended March 31,
	2017	2016
Interest expense, net	$2,081	$2,295
% of total revenue	1.3%	1.5%
% of freight revenue	1.5%	1.6%

Interest expense, net consists primarily of interest expense, interest income, and other miscellaneous non-operating items.  Interest expense, net decreased approximately $0.2 million, or 9.3%, for the three months ended March 31, 2017, compared with the same quarter in 2016. As a percentage of total revenue, interest expense, net decreased to 1.3% of total revenue for the three months ended March 31, 2017, from 1.5% in the same quarter in 2016.  As a percentage of freight revenue, interest expense, net decreased to 1.5% of freight revenue for the three months ended March 31, 2017, from 1.6% in the same quarter in 2016. These decreases are primarily the result of the decrease in average outstanding debt during the quarter.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three months ended March 31,
	2017	2016
Equity in income of affiliate	$1,025	$850

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the three months ended March 31, 2017, the increase in TEL's contributions to our results is primarily due to a slight recovery of the used tractor market compared to the same 2016 quarter. Given TEL's performance over the past three years and the volatility in the used and leased equipment markets in which TEL operates, we expect the impact on our earnings resulting from our investment and TEL's profitability to moderate over the next twelve months.

Income tax (benefit) expense

	Three months ended March 31,
	2017	2016
Income tax (benefit) expense	$(708)	$1,621
% of total revenue	0.4%	1.0%
% of freight revenue	0.5%	1.1%

Income tax (benefit) expense decreased approximately $2.3 million, or 143.7%, for the three months ended March 31, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, income tax (benefit) expense decreased to 0.4% of total revenue for the three months ended March 31, 2017, from 1.0% in the same quarter in 2016.  As a percentage of freight revenue, income tax (benefit) expense decreased to 0.5% of freight revenue for the three months ended March 31, 2017, from 1.1% in the same quarter in 2016. These decreases were primarily related to a $7.1 million decrease in pre-tax income in 2017 compared to 2016 resulting from the declines in operating income noted above and were partially offset by $0.6 million of additional income tax benefit due our 2016 early adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2017 TO THREE MONTHS ENDED MARCH 31, 2016

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended March 31,
	2017	2016
Total Revenues:
Truckload	$145,625	$142,754
Other	13,119	13,587

Total	$158,744	$156,341

Operating Income:
Truckload	$3,902	$8,369
Other	1,447	1,825
Unallocated Corporate Overhead	(5,040)	(2,776)

Total	$309	$7,418

For the 2017 quarter, Truckload total revenue increased $2.9 million due to a $7.0 million increase in fuel surcharge revenue, partially offset by a $4.1 million decrease in freight revenue. The decrease in freight revenue primarily relates to a 2.4% decrease in our average tractor fleet, one less calendar day in the 2017 quarter, and a $0.9 million decrease in freight revenue from our temperature-controlled intermodal service, partially offset by a 0.9% increase in average freight revenue per tractor per week from the 2016 quarter. The increase in average freight revenue per tractor per week for the quarter ended March 31, 2017 is the result of an increase in average freight revenue per total mile of 0.5 cents per mile compared to the 2016 quarter and an increase in average miles per tractor per week of 0.6%. Team-driven trucks increased to an average of 1,003 teams in the first quarter of 2017, an increase of approximately 2.5% over the average of 979 teams in the first quarter of 2016.

Our Truckload operating income was $4.5 million lower in the 2017 quarter than in the same 2016 quarter, due to an increase in operating costs per mile, net of fuel surcharge revenue, primarily related to increased casualty insurance expense, capital costs, and driver compensation as well as the abovementioned changes in average fleet size and utilization.

Other total revenue and operating income decreased $0.5 million and $0.4 million quarter-over-quarter, respectively, as a result of less overflow freight from our Truckload services.

The change in unallocated corporate overhead for the three months ended March 31, 2017 is primarily related employee pay adjustments since the first quarter of 2016 and increased severity in claims.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. We had working capital (total current assets less total current liabilities) of $36.5 million and $47.9 million at March 31, 2017 and December 31, 2016, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund most new tractors expected to be delivered in 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at March 31, 2017, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. As of March 31, 2017, we had $14.0 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $26.6 million, and available borrowing capacity of $48.9 million under the Credit Facility. Our intra-period borrowings on the Credit Facility ranged from $9.4 million to $22.1 million during the first three months of 2017.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities decreased $20.8 million in the quarter ended March 31, 2017 compared with the 2016 quarter, primarily due to the change in receivables and advances as a result of delayed collections on 2015 receivables from a large customer and net loss of less than $0.1 million in the 2017 period compared to net income of $4.4 million in the 2016 period. These decreases are partially offset by fluctuations in tax (benefit) expense due to depreciation of revenue equipment and an increase in fuel surcharge revenue as compared to the first quarter of 2016.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing and amount of incentive compensation payments in the 2017 quarter compared to the 2016 quarter.

Net cash flows used in investing activities was $15.9 million in the 2017 quarter, compared to net cash flows provided by investing activities of $11.2 million in the 2016 quarter.  The change in net cash flows used in investing activities was primarily the result of the timing and dispositions of  assets held for sale during the 2016 quarter that were under contract to be sold at December 31, 2015.  During the 2017 quarter we took delivery of approximately 140 new company tractors and disposed of approximately 74 used tractors, resulting in an average of 2,565 tractors for the 2017 quarter compared to an average of 2,628 tractors for the 2016 quarter.

Net cash flows used in financing activities decreased $48.4 million in the 2017 quarter compared to the 2016 quarter. The change in net cash flows used in financing activities was primarily a function of net repayments, in the 2016 quarter, of notes payable facilitated by cash flows primarily related to the trade cycle of our revenue equipment. In particular, this decrease reflects the sale of 74 tractors in the first quarter of 2017 compared to 350 tractors in the same 2016 quarter. Going forward, our cash flow may fluctuate depending on the resolution of the 2008 cargo claim, our investment in TEL, and the extent of future income tax obligations.

Material Debt Agreements

We and substantially all of our subsidiaries are parties to a Third Amended and Restated Credit Facility with Bank of America, N.A., as agent and JPMorgan Chase Bank, N.A.

The Credit Facility is a $95.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment.  The Credit Facility included, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.  The Credit Facility matures in September 2018.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $14.0 million outstanding under the Credit Facility as of March 31, 2017, undrawn letters of credit outstanding of approximately $26.6 million, and available borrowing capacity of $48.9 million. The interest rate on outstanding borrowings as of March 31, 2017, was 2.5% on $14.0 million of LIBOR loans, and there were no outstanding base rate loans.  Based on availability as of March 31, 2017 and December 31, 2016, there was no fixed charge coverage requirement.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders' commitments may be terminated.  If an event of default occurs under the Credit Facility and the Lenders cause or have the ability to cause all of the outstanding debt obligations under the Credit Facility to become due and payable, this could result in a default under other debt instruments that contain acceleration or cross-default provisions. The Credit Facility contains certain restrictions and covenants relating to, among other things, debt, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, and affiliate transactions.  Failure to comply with the covenants and restrictions set forth in the Credit Facility could result in an event of default.

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2017 terminate in April 2017 through March 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term, as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.  At March 31, 2017, all of our capital leases on revenue equipment related to trailers.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2017 to November 2022. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $129.4 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $5.4 million at March 31, 2017, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At March 31, 2017, we had financed 135 tractors and 1,569 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense in the first quarter was $2.9 million for 2017 compared to $2.6 million for 2016. The total value of remaining payments under operating leases as of March 31, 2017 was approximately $15.6 million.  In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at March 31, 2017. The residual guarantees at March 31, 2017 expire between August 2018 and February 2019.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $17.2 million as of March 31, 2017. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2017, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2017, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2016 Annual Report on Form 10-K.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts (which we refer to as "fuel hedging contracts").  Historically diesel fuel has not been a traded commodity on the futures market so heating oil has been used as a substitute, as prices for both generally move in similar directions.  In more recent years, however, we have been able to enter into hedging contracts with respect to ultra-low sulfur diesel, or "ULSD". Under these contracts, we pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were each deemed to be highly effective based on the relevant authoritative guidance. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase or decrease in diesel per gallon would result in a corresponding increase or decrease to our net income for 2017 of approximately $0.3 million, due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 36.9 million gallons of diesel during the remainder of 2017, on which we recover approximately 76.9% of the cost (which was our fuel surcharge recovery rate during the quarter ended March 31, 2017). Assuming our fuel surcharge recovery is consistent during the remainder of 2017, this leaves 8.5 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because we have hedged a portion of our fuel, we will not realize the impact of changes in fuel prices to the same extent as we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several other interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers.  Because the critical terms of the swap and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreement that was in effect at March 31, 2017, of approximately $0.5 million, is included in other liabilities in the consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the three months ended March 31, 2017, related to changes in interest rates during such quarter. Based on the amounts in accumulated other comprehensive loss as of March 31, 2017, we expect to reclassify losses of approximately $0.3 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $205.2 million of debt and capital leases, we had $50.1 million of variable rate debt outstanding at March 31, 2017, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $26.6 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $6.3 million were hedged to provide a weighted average interest rate of 2.0%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our March 31, 2017 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by approximately $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.          CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

PART II          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

From time-to-time, we are a party to routine litigation arising in the ordinary course of business, the majority of which involves claims for personal injury and/or property damage incurred in connection with the transportation of freight.

We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of certain self-insured retentions. In management's opinion, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against SRT relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we have increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 to $7.2 million in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  The increase was recorded for the quarter ended March 31, 2017, as a type 2 subsequent event given the ruling occurred prior to the filing of this Form 10-Q.  We are reviewing our options regarding further appeals.

Covenant Transport is a defendant in a lawsuit that was filed on August 17, 2015 in the Superior Court of the State of California, Los Angeles County.  This lawsuit arises out of the work performed by the plaintiff as a company driver for Covenant Transport during the period of August, 2013 through October, 2014.  The plaintiff is seeking class action certification under the complaint.  The case was removed from state court in September, 2015 to the U.S. District Court in the Central District of California, and subsequently, the case was transferred to the U.S. District Court in the Eastern District of Tennessee on October 5, 2015 where the case is now pending.  The complaint asserts that the time period covered by the lawsuit is "the four (4) years prior to the filing of this action through the trial date" and alleges claims for failure to properly pay for rest breaks, inspection time, waiting time, fueling and paperwork time, meal periods and other related wage and hour claims under the California Labor Code.  The parties engaged in mediation of the dispute which resulted in a comprehensive settlement of all class member claims upon payment of $500,000 by Covenant Transport.  The settlement received preliminary court approval in December, 2016 and is now pending final approval.

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

ITEM 1A.          RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2016, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended March 31, 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1-31, 2017	944	$19.26	-	-
February 1-28, 2017	392	$22.06	-	-
March 1-31, 2017	9,467	$18.63	-	-
Total	10,803	$18.81	-	-

(1)
Includes 944, 392, and 9,467 shares of Class A common stock withheld at average prices of $19.26, $22.06, and $18.63 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On May 10, 2017, we issued a press release announcing the recent court decision in the 2008 cargo claim case and the resulting financial impact for the quarter ended March 31, 2017.  The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1, and shall not be deemed filed for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that Section and shall not be deemed to be incorporated by reference into any filing by us under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	*#	Description of 2017 Cash Bonus Plan
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
99.1	#	Covenant Transportation Group, Inc. press release dated May 10, 2017 announcing court decision
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011.
#	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 10, 2017	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer