Form 10-Q
period 2017-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2017-11-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 7, 2017).
Class A Common Stock, $.01 par value: 15,940,547 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2017 (unaudited)	December 31, 2016 (unaudited)
Current assets:
Cash and cash equivalents	$8,277	$7,750
Accounts receivable, net of allowance of $1,471 in 2017 and $1,345 in 2016	92,037	96,636
Drivers' advances and other receivables, net of allowance of $512 in 2017 and $519 in 2016	14,947	8,757
Inventory and supplies	4,049	3,980
Prepaid expenses	9,044	10,889
Assets held for sale	2,214	2,695
Income taxes receivable	17,634	4,256
Other short-term assets	1,008	-
Total current assets	149,210	134,963

Property and equipment, at cost	662,423	631,076
Less: accumulated depreciation and amortization	(186,401)	(165,605)
Net property and equipment	476,022	465,471

Other assets, net	25,057	20,104
Total assets	$650,289	$620,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,514	$189
Accounts payable	12,374	13,032
Accrued expenses	27,863	26,607
Current maturities of long-term debt	28,775	24,947
Current portion of capital lease obligations	2,941	2,441
Current portion of insurance and claims accrual	14,681	17,177
Other short-term liabilities	1,718	3,388
Total current liabilities	89,866	87,781

Long-term debt	165,592	168,676
Long-term portion of capital lease obligations	22,525	19,761
Insurance and claims accrual	24,199	20,866
Deferred income taxes	101,440	84,157
Other long-term liabilities	2,275	2,883
Total liabilities	405,897	384,124
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,940,547 shares issued and outstanding as of September 30, 2017 and 15,922,879 shares issued and 15,899,223 shares outstanding as of December 31, 2016	170	170
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	137,467	137,912
Treasury stock at cost; no shares as of September 30, 2017 and 23,656 shares as of December 31, 2016	-	(1,084)
Accumulated other comprehensive loss	(1,442)	(2,640)
Retained earnings	108,173	102,032
Total stockholders' equity	244,392	236,414
Total liabilities and stockholders' equity	$650,289	$620,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2017	2016	2017	2016
Revenue:
Freight revenue	$159,500	$148,229	$445,212	$437,344
Fuel surcharge revenue	19,131	16,271	56,489	42,329
Total revenue	$178,631	$164,500	$501,701	$479,673

Operating expenses:
Salaries, wages, and related expenses	60,732	57,972	178,639	171,666
Fuel expense	25,998	26,436	76,310	75,989
Operations and maintenance	13,046	11,359	37,504	34,227
Revenue equipment rentals and purchased transportation	36,361	27,831	90,719	80,308
Operating taxes and licenses	2,364	2,815	7,197	8,404
Insurance and claims	7,681	8,362	24,313	21,985
Communications and utilities	1,747	1,546	5,081	4,488
General supplies and expenses	3,729	3,405	10,919	10,193
Depreciation and amortization, including gains and losses on disposition of property and equipment	17,932	19,328	57,707	52,232
Total operating expenses	169,590	159,054	488,389	459,492
Operating income	9,041	5,446	13,312	20,181
Interest expense, net	2,174	1,959	6,216	6,210
Income from equity method investment	(750)	(450)	(2,575)	(2,450)
Income before income taxes	7,617	3,937	9,671	16,421
Income tax expense	2,985	1,068	3,530	5,568
Net income	$4,632	$2,869	$6,141	$10,853

Income per share:
Basic net income per share	$0.25	$0.16	$0.34	$0.60
Diluted net income per share	$0.25	$0.16	$0.33	$0.59
Basic weighted average shares outstanding	18,288	18,194	18,275	18,177
Diluted weighted average shares outstanding	18,404	18,287	18,366	18,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2017	2016	2017	2016

Net income	4,632	$2,869	6,141	$10,853

Other comprehensive income:

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of $1,050 and $796 in 2017 and $72 and $779 in 2016, respectively	1,678	(115)	(1,271)	1,244

Reclassification of cash flow hedge losses into statement of operations, net of tax of $424 and $1,546 in 2017 and $1,596 and $5,215 in 2016, respectively	677	2,549	2,469	8,331
Total other comprehensive income	2,355	2,434	1,198	9,575

Comprehensive income	$6,987	$5,303	$7,339	$20,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited and in thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In Capital	Treasury	Comprehensive Loss	Retained Earnings	Stockholders' Equity
	Class A	Class B		Stock

Balances at December 31, 2016	$170	$24	$137,912	$(1,084)	$(2,640)	$102,032	$236,414

Net income	-	-	-	-	-	6,141	6,141

Other comprehensive income	-	-	-	-	1,198	-	1,198

Stock-based employee compensation expense	-	-	646	-	-	-	646

Issuance of restricted shares	-	-	(1,091)	1,084	-	-	(7)

Balances at September 30, 2017	$170	$24	$137,467	$-	$(1,442)	$108,173	$244,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)

	Nine months ended September 30, (unaudited)
	2017	2016
Cash flows from operating activities:
Net income	$6,141	$10,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	241	(531)
Reversal of gain on sales to equity method investee	(153)	(169)
Depreciation and amortization	54,489	52,142
Amortization of deferred financing fees	206	224
Deferred income tax expense (benefit)	16,437	(5,505)
Income tax benefit arising from restricted share vesting	96	560
Stock-based compensation expense	896	1,114
Equity in income of affiliate	(2,575)	(2,450)
Return on investment in affiliated company	1,960	1,470
Loss on disposition of property and equipment	3,217	90
Changes in operating assets and liabilities:
Receivables and advances	(19,975)	43,743
Prepaid expenses and other assets	1,439	(1,028)
Inventory and supplies	(69)	(108)
Insurance and claims accrual	837	(4,276)
Accounts payable and accrued expenses	(400)	(14,040)
Net cash flows provided by operating activities	62,787	82,089

Cash flows from investing activities:
Acquisition of property and equipment	(89,917)	(100,920)
Proceeds from disposition of property and equipment	32,739	54,959
Net cash flows used in investing activities	(57,178)	(45,961)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	1,325	(3,399)
Proceeds from issuance of notes payable	110,762	62,969
Proceeds from the exercise of stock options	-	32
Repayments of notes payable	(101,717)	(103,627)
Repayments of capital lease obligations	(6,689)	(3,711)
Proceeds under revolving credit facility	930,161	762,338
Repayments under revolving credit facility	(938,667)	(749,504)
Payment of minimum tax withholdings on stock compensation	(257)	(581)
Debt refinancing costs	-	(108)
Net cash used in financing activities	(5,082)	(35,591)

Net change in cash and cash equivalents	527	537

Cash and cash equivalents at beginning of period	7,750	4,490

Cash and cash equivalents at end of period	$8,277	$5,027

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Equipment purchased under capital leases	$9,953	$4,562

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2016, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

We anticipate that the new standard will require us to recognize revenue from loads proportionally as the transportation service is performed as opposed to recognizing revenue upon the completion of the load, which is our current practice. We expect our recognition of revenue under the new standard will approximate our recognition of revenue under the current standards, as there will generally be a consistent amount of freight in process at the beginning and end of the period; however, seasonality and the day on which the period ends may cause minor differences. We plan to transition to the new standard by recognizing the cumulative effect of adoption as an adjustment in the first quarter of 2018. We believe the cumulative effect of the adoption will result in a positive adjustment to retained earnings of less than $1.0 million, net of tax, from initially recording in process revenue and associated direct expenses. We plan to complete our evaluation during the remainder of 2017, including an assessment of the new expanded disclosure requirements and a final determination of the impact to adoption and related changes required to internal controls.

In February 2016, FASB issued ASU 2016-02, which requires lessees to recognize a right-to-use asset and a lease obligation liability for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  Lessor accounting under the new standard is substantially unchanged.  Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required.  This new standard will become effective for us in our annual reporting period beginning January 1, 2019, including interim periods within that reporting period and requires a modified retrospective transition approach.  We are currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We have historically depreciated new tractors (excluding day cabs) over five years to salvage values of approximately 15% of their cost.  We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 25% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  As a result of the progressive decline in the market value of used tractors in 2016 and our expectations that used tractor prices would not rebound in the near term, effective July 1, 2016 we reduced the salvage values on our tractors and, thus, prospectively increased depreciation expense. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

Note 2.	Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  There were no anti-dilutive shares for the three and nine months ended September 30, 2017 and 2016, respectively.  There were no outstanding stock options at September 30, 2017.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$4,632	$2,869	$6,141	$10,853
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,288	18,194	18,275	18,177
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	116	93	91	81
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,404	18,287	18,366	18,258

Basic income per share:	$0.25	$0.16	$0.34	$0.60
Diluted income per share:	$0.25	$0.16	$0.33	$0.59

Note 3.	Segment Information

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

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following table summarizes our segment information:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total Revenues:
Truckload	$153,066	$148,603	$446,322	$436,055
Other	25,565	15,897	55,379	43,618

Total Revenues	$178,631	$164,500	$501,701	$479,673

Operating Income:
Truckload	$11,165	$5,508	$20,054	$22,558
Other	2,468	1,829	5,500	5,144
Unallocated Corporate Overhead	(4,592)	(1,891)	(12,242)	(7,521)

Total Operating Income	$9,041	$5,446	$13,312	$20,181

Note 4.	Income Taxes

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

Our liability recorded for uncertain tax positions as of September 30, 2017 has decreased $0.1 million since December 31, 2016.

The net deferred tax liability of $101.4 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at September 30, 2017, for $1.2 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.	Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Derivatives Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivatives	September 30, 2017	December 31, 2016
Net Fair Value of Derivatives(1)	$(2,344)	$(4,293)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$(2,344)	$(4,293)
Significant Unobservable Inputs (Level 3)	-	-

(1)	Includes derivative assets of $48 at September 30, 2017 and $26 at December 31, 2016.

Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $26.9 million and $25.8 million of factoring receivables at September 30, 2017 and December 31, 2016, respectively, net of a $0.2 million allowance for bad debt for each respective date. We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of accrued interest. At September 30, 2017 and December 31, 2016, the retained amounts related to factored receivables totaled $0.2 million and $0.3 million, respectively, and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at September 30, 2017, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Notes 6 and 11, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments associated with the purchase of certain trailers.  Because the critical terms of the swaps and hedged items coincide, in accordance with the requirements of ASC 815, the changes in the fair value of the derivatives are expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instruments, and therefore no ongoing assessments of effectiveness are required. The fair value of all interest rate swap agreements that were in effect at September 30, 2017, of approximately $0.7 million, is included in other short and long-term assets and other short and long-term liabilities, as appropriate, based upon each swap agreement's position, in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million and $0.3 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the three and nine months ended September 30, 2017, respectively, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive loss as of September 30, 2017, we expect to reclassify losses of approximately $0.2 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At September 30, 2017, we had fuel hedge contracts on approximately 3.0 million gallons for the remainder of 2017, or approximately 25.1% of our projected remaining 2017 fuel requirements, approximately 7.6 million gallons for 2018, or approximately 15.7% of our projected 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at September 30, 2017, of approximately $1.6 million is included in other short and long-term liabilities, as appropriate, in the consolidated balance sheet and is included in accumulated other comprehensive loss, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the third quarter in 2017, market "spot" prices for ULSD peaked at a high of approximately $1.83 per gallon and hit a low price of approximately $1.41 per gallon. During the same 2016 quarter, market "spot" prices ranged from a high of $1.52 per gallon to a low of $1.20 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $1.0 million and $3.7 million were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three and nine months ended September 30, 2017, respectively, related to losses on fuel hedge contracts that expired.  Based on the amounts in accumulated other comprehensive loss as of September 30, 2017, and the expected timing of the purchases of the diesel hedged, we expect to reclassify losses of approximately $0.8 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2017, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.	Debt

Current and long-term debt consisted of the following at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$3,678	$-	$-	$12,185
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.6% and 3.3% at September 30, 2017 and December 31, 2016, respectively, due in monthly installments with final maturities at various dates ranging from October 2017 to July 2023, secured by related revenue equipment	24,366	140,577	23,986	127,840
Real estate notes; interest rate of 3.0% at September 30, 2017 due in monthly installments with a fixed maturity at August 2035 and weighted average interest rate of 2.4% at December 31, 2016 due in monthly installments with fixed maturities at December 2018 and August 2035, secured by related real estate	994	25,065	1,224	28,907
Deferred loan costs	(263)	(50)	(263)	(256)
Total debt	28,775	165,592	24,947	168,676
Principal portion of capital lease obligations, secured by related revenue equipment	2,941	22,525	2,441	19,761
Total debt and capital lease obligations	$31,716	$188,117	$27,388	$188,437

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $3.7 million outstanding under the Credit Facility as of September 30, 2017, undrawn letters of credit outstanding of approximately $32.9 million, and available borrowing capacity of $55.6 million. The interest rate on outstanding borrowings as of September 30, 2017, was 4.8% on $0.7 million of base rate loans and 2.8% on $3.0 million of LIBOR loans.  Based on availability as of September 30, 2017 and December 31, 2016, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The capital leases in effect at September 30, 2017 terminate in October 2017 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These capital lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2017 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default, except certain notes totaling $130.0 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $1.6 million at September 30, 2017, are cross-defaulted with the Credit Facility.  Concurrent with entering into certain of our revenue equipment installment notes, we entered into interest rate swaps to effectively fix the interest rates.  See Note 6 for further information.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and other eligible participants under various types of options, restricted stock awards, or other equity instruments.  At September 30, 2017, 179,065 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is $0.3 million of stock-based compensation expense for each of the three-month periods ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.9 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. All stock compensation expense recorded in 2017 and 2016 relates to restricted shares, given no options were granted during these periods.  An additional $0.3 million and $0.2 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for each of the three- and nine-month periods ended September 30, 2017 and 2016, respectively, as this amount relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, through September 30, 2017, certain participants elected to forfeit receipt of an aggregate of 12,921 shares of Class A common stock at a weighted average per share price of $19.91 based on the closing price of our Class A common stock on the dates the shares vested in 2017, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.3 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.	Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent.  We sold $0.1 million and $0.4 million of tractors or trailers to TEL during the nine-months ended September 30, 2017 and 2016, respectively and we received $0.5 million and $1.3 million respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized a net reversal of previously deferred gains totaling approximately $0.2 million for each of the nine months ended September 30, 2017 and 2016, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.4 million at September 30, 2017, are being carried as a reduction in our investment in TEL.  At September 30, 2017 and December 31, 2016, we had accounts receivable from TEL of $7.8 million and $3.7 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2017 net income through September 30, 2017, or $2.6 million. During the year-to-date period ended September 30, 2017 we received a dividend from TEL of $2.0 million reducing our investment in TEL. Our investment in TEL, totaling $19.3 million and $18.5 million at September 30, 2017 and December 31, 2016, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below:

(in thousands)	As of September 30, 2017	As of December 31, 2016
Current Assets	$20,852	$14,320
Non-current Assets	171,801	146,081
Current Liabilities	14,216	34,766
Non-current Liabilities	147,819	96,140
Total Equity	$30,618	$29,495

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Revenue	$18,299	$29,359	$64,543	$72,559
Operating Expenses	15,439	27,096	55,753	64,301
Operating Income	2,860	2,263	8,790	8,258
Net Income	$1,499	$1,165	$5,188	$4,977

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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against our Southern Refrigerated Transport, Inc. ("SRT") subsidiary relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 to $7.2 million in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  We are appealing the District Court's descision on damages to the Sixth Circuit.

Our SRT subsidiary is a defendant in a lawsuit filed on December 16, 2016 in the Superior Court of San Bernardino County, California.  The lawsuit was filed on behalf of David Bass (a California resident and former driver), who is seeking to have the lawsuit certified as a class action case wherein he alleges violation of multiple California wage and hour statutes over a four year period of time, including failure to pay wages for all hours worked, failure to provide meal periods and paid rest breaks, failure to pay for rest and recovery periods, failure to reimburse certain business expenses, failure to pay vested vacation, unlawful deduction of wages, failure to timely pay final wages, failure to provide accurate itemized wage statements, and unfair and unlawful competition as well as various state claims.  The case was removed from state court in February, 2017 to the U.S. District Court in the Central District of California, and subsequently, SRT moved the District Court to transfer venue of the case to the U.S. District Court sitting in the Western District of Arkansas.  The motion to transfer was approved by the California District Court in July, 2017, and the case will now be heard in the U.S. District court in the Western District of Arkansas.

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

We had $32.9 million and $27.2 million of outstanding and undrawn letters of credit as of September 30, 2017 and December 31, 2016, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 11. Other Comprehensive Income ("OCI")

OCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our OCI balance for the periods presented (in thousands; presented net of tax):

Details about OCI Components	Amount Reclassified from OCI for the three months ended September 30, 2017	Amount Reclassified from OCI for the nine months ended September 30, 2017	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Commodity derivative contracts	$1,003	$3,668	Fuel expense
	(386)	(1,412)	Income tax benefit
	$617	$2,256	Net of tax

Interest rate swap contract	$98	$347	Interest expense
	(38)	(134)	Income tax benefit
	$60	$213	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of new accounting standards, future results of SRT and Solutions, future third-party transportation provider expenses, future tax expenses, potential results of a default and testing of our fixed charge covenant under the Credit Facility, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected debt reduction, expected cash flows, future trucking capacity, future rates and prices, future utilization, the impact of regulations, including those related to electronic logging devices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and management bonuses, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, future fleet size, age, and management, the market value of used equipment, including equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in Transport Enterprise Leasing, LLC, and anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, including with respect to the 2008 cargo claim and the California wage and hour claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2016.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the quarter ended June 30, 2017, and various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

The third quarter was characterized by strong freight demand and tight trucking capacity.  The market, and consequently, our utilization measured by miles per tractor improved in July and August.  However, significant disruption of freight activity from the two hurricanes depressed September utilization.  The main positives in the third quarter were 1) a 4.1% increase in average freight revenue per truck versus the same quarter of 2016, 2) year-over-year revenue and operating income growth from our Solutions subsidiary, and 3) our tangible book value per basic share increased 7.9% to $13.36 from $12.38 a year ago. The main negatives in the quarter were increased operating costs on a per mile basis, including unfavorable employee wages, and maintenance expense, partially offset by lower net fuel expense and capital costs. The increases in employee wages and maintenance expense were consistent with our expectations based on the labor market and our targeted fleet age.

Additional items of note for the third quarter of 2017 include the following:

●
Total revenue of $178.6 million, an increase of 8.6% compared with the third quarter of 2016 and freight revenue (which excludes revenue from fuel surcharges) of $159.5 million, an increase of 7.6% compared with the third quarter of 2016;

●
Operating income of $9.0 million, an operating ratio of 94.9%, and an adjusted operating ratio of 94.3%, compared with operating income of $5.4 million, an operating ratio of 96.7%, and an adjusted operating ratio of 96.3% in the third quarter of 2016;

●	Net income of $4.6 million, or $0.25 per diluted share, compared with net income of $2.9 million, or $0.16 per diluted share, in the third quarter of 2016;

●
With available borrowing capacity of $55.6 million under our Third Amended and Restated Credit Facility (the "Credit Facility") as of September 30, 2017, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Covenant Transport Solutions, Inc.’s ("Solutions") total revenue increased by 60.8% to $25.6 million, compared to $15.9 million for the third quarter of 2016, and Solutions’ operating income increased to $2.5 million compared to the 2016 quarter at $1.8 million;

●	Our equity investment in TEL provided $0.8 million of pre-tax earnings compared to $0.5 million in the third quarter of 2016;

●	Since December 31, 2016, total indebtedness, net of cash and including the present value of off-balance sheet lease obligations, has decreased by $0.8 million to $225.9 million; and

●	Stockholders’ equity and tangible book value at September 30, 2017, were $244.4 million, or $13.36 per basic share.

As the date of the mandatory electronic logging devices ("ELDs") implementation approaches, we expect the supply-demand environment to continue to improve in the fourth quarter of 2017 and into 2018 as a result of newly compliant carriers removing industry-wide freight transportation capacity—through lower truck numbers or decreased daily driving time—as well as increased volumes from economic growth. While the timing and magnitude of these changes are difficult to predict and may be different in each of our markets, these upcoming changes make attracting and retaining safe, service-oriented professional truck drivers even more critical for our industry and for us.

Our outlook for the fourth quarter of 2017 is positive and our goal remains to deliver earnings improvement as compared to the fourth quarter of 2016.  We expect year-over-year net fuel expense savings, and a flattening of the year-over-year impact of the changes to our depreciation policy adopted in the third quarter of 2016, somewhat offset by higher maintenance expense and professional driver wages. At SRT, we expect additional progress in the remaining quarter of 2017 versus 2016.

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

Operating Ratio

Operating Ratio ("OR") and Adjusted Operating Ratio For Three and Nine Months Ended September 30, 2017 and 2016, respectively

	Three months ended September 30,				Nine months ended September 30,
GAAP Operating Ratio:	2017	OR %	2016	OR %	2017	OR %	2016	OR %
Total revenue	$178,631		$164,500		$501,701		$479,673
Total operating expenses	169,590	94.9%	159,054	96.7%	488,389	97.3%	459,492	95.8%
Operating income	$9,041		$5,446		$13,312		$20,181

Adjusted Operating Ratio:	2017	Adj. OR %	2016	Adj. OR %	2017	Adj. OR %	2016	Adj. OR %
Total revenue	$178,631		$164,500		$501,701		$479,673
Less: Fuel surcharge revenue:	19,131		16,271		56,489		42,329
Revenue (excluding fuel surcharge revenue)	159,500		148,229		445,212		437,344

Total operating expenses	169,590		159,054		488,389		459,492
Less: Fuel surcharge revenue	19,131		16,271		56,489		42,329
Total operating expenses (net of fuel surcharge revenue)	150,459	94.3%	142,783	96.3%	431,900	97.0%	417,163	95.4%
Operating income	$9,041		$5,446		$13,312		$20,181

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

Our main measure of profitability is adjusted operating ratio, which we define as operating expenses, net of fuel surcharge revenue, divided by total revenue, less fuel surcharge revenue, or freight revenue. See page 22 for the uses and limitations associated with adjusted operating ratio.

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

Revenue Equipment

At September 30, 2017, we operated 2,550 tractors and 7,114 trailers. Of such tractors, 2,168 were owned, 135 were financed under operating leases, and 247 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 4,850 were owned, 1,101 were financed under operating leases, and 1,163 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2017, our fleet had an average tractor age of 2.2 years and an average trailer age of 3.6 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Freight revenue	$159,500	$148,229	$445,212	$437,344
Fuel surcharge revenue	19,131	16,271	56,489	42,329
Total revenue	$178,631	$164,500	$501,701	$479,673

For the quarter ended September 30, 2017, total revenue increased $14.1 million, or 8.6%, to $178.6 million from $164.5 million in the 2016 quarter.  Freight revenue increased $11.3 million, or 7.6%, to $159.5 million for the quarter ended September 30, 2017, from $148.2 million in the 2016 quarter, while fuel surcharge revenue increased $2.9 million quarter-over-quarter. The increase in freight revenue resulted from a $9.7 million increase in revenues from Solutions and a $1.6 million increase in freight revenues from our Truckload segment.

The $1.6 million increase in Truckload freight revenue relates to a 4.1% increase in average freight revenue per tractor in the 2017 quarter as compared to the 2016 quarter, partially offset by a 2.6% decrease in our average tractor fleet.  Average freight revenue per total mile increased 7.0 cents per mile compared to the 2016 quarter as a result of the favorable balance of supply and demand, and average miles per tractor decreased by 0.3%.  The decline in our utilization is primarily related to the disruption of the two hurricanes during the 2017 quarter, partially offset by the tighter freight market and a higher average seated truck percentage.

For the nine-month period ended September 30, 2017, total revenue increased $22.0 million, or 4.6%, to $501.7 million from $479.7 million in the 2016 period.  Freight revenue increased $7.9 million, or 1.8%, to $445.2 million for the nine months ended September 30, 2017, from $437.3 million in the 2016 period, while fuel surcharge revenue increased $14.2 million period-over-period. The increase in freight revenue resulted from an $11.8 million increase in revenue from Solutions, partially offset by a $3.9 million decrease in freight revenues from our Truckload segment.

The $3.9 million decrease in Truckload freight revenue relates to a 1.8% decrease in our average tractor fleet and a $1.6 million decrease in freight revenue from our refrigerated intermodal service offering, partially offset by an increase in average freight revenue per total mile of 2.8 cents compared to the same 2016 period.

Solutions' revenue increased $9.7 million quarter-over-quarter and $11.8 million period-over-period, primarily as a result of spot market opportunities related to the hurricane-affected regions and growth with existing customers compared with the same 2016 periods.

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

Salaries, wages, and related expenses

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Salaries, wages, and related expenses	$60,732	$57,972	$178,639	$171,666
% of total revenue	34.0%	35.2%	35.6%	35.8%
% of freight revenue	38.1%	39.1%	40.1%	39.3%

Salaries, wages, and related expenses increased approximately $2.8 million, or 4.8%, for the three months ended September 30, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, salaries, wages, and related expenses decreased to 34.0% of total revenue for the three months ended September 30, 2017, from 35.2% in the same quarter in 2016.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 38.1% of freight revenue for the three months ended September 30, 2017, from 39.1% in the same quarter in 2016.

For the nine months ended September 30, 2017, salaries, wages, and related expenses increased approximately $7.0 million, or 4.1%, compared with the same period in 2016.  As a percentage of total revenue, salaries, wages, and related expenses decreased to 35.6% of total revenue for the nine months ended September 30, 2017, from 35.8% for the nine months ended September 30, 2016.  As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.1% of freight revenue for the nine months ended September 30, 2017, from 39.3% in the same period in 2016.

The increases in salaries, wages, and related expenses for both the quarter and nine-month period are primarily due to employee pay adjustments since the second quarter of 2016.  Additionally, workers’ compensation increased 0.3 cents per mile and 0.5 cents per mile, respectively, compared to the historic lows of the same 2016 periods. The changes in salaries, wages, and related expenses as a percentage of total revenue and freight revenue for the quarter and nine-month period ended September 30, 2017 are primarily the result of the aforementioned increased revenue generated by our Solutions business for which payments are reflected in the purchased transportation line item.

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

Fuel expense

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total fuel expense	$25,998	$26,436	$76,310	$75,989
% of total revenue	14.6%	16.1%	15.2%	15.8%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra-low-sulfur diesel prices as measured by the DOE averaged approximately $0.24 per gallon and $0.33 per gallon higher, respectively, for the quarter and nine-month period ended September 30, 2017 compared with the same 2016 quarter and period.

Additionally, $1.0 million and $3.7 million, respectively, were reclassified from accumulated other comprehensive loss into our results of operations as additional fuel expense for the three and nine months ended September 30, 2017, related to losses on contracts that expired. At September 30, 2017, there was no material ineffectiveness on existing contracts.  The ineffectiveness was calculated using the cumulative dollar offset method as an estimate of the difference in the expected cash flows of the respective fuel hedge contracts compared to the changes in the all-in cash outflows required for the diesel fuel purchases.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total fuel surcharge	$19,131	$16,271	$56,489	$42,329
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,002	1,687	5,586	4,536
Company fuel surcharge revenue	$17,129	$14,584	$50,903	$37,793
Total fuel expense	$25,998	$26,436	$76,310	$75,989
Less: Company fuel surcharge revenue	17,129	14,584	50,903	37,793
Net fuel expense	$8,869	$11,852	$25,407	$38,196
% of freight revenue	5.6%	8.0%	5.7%	8.7%

Total fuel expense decreased approximately $0.4 million, or 1.7%, for the three months ended September 30, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, total fuel expense decreased to 14.6% of total revenue for the three months ended September 30, 2017, from 16.1% in the same quarter in 2016. As a percentage of freight revenue, total fuel expense decreased to 16.3% of freight revenue for the three months ended September 30, 2017, from 17.8% in the same quarter in 2016.

For the nine months ended September 30, 2017, total fuel expense increased approximately $0.3 million, or 0.4%, compared with the same period in 2016.  As a percentage of total revenue, total fuel expense decreased to 15.2% of total revenue for the nine months ended September 30, 2017, from 15.8% in the 2016 period.  As a percentage of freight revenue, total fuel expense decreased to 17.1% of freight revenue for the nine months ended September 30, 2017, from 17.4% in the 2016 period.

These changes in total fuel expense for the quarter and nine-month period ended September 30, 2017 are primarily due to the changes in the average price per gallon of ultra-low-sulfur diesel as measured by the DOE compared with the same periods in 2016.

Net fuel expense decreased $3.0 million, or 25.2%, and $12.8 million, or 33.5%, respectively, for the quarter and nine months ended September 30, 2017, as compared to the same 2016 quarter and period.  As a percentage of freight revenue, net fuel expense decreased to 5.6% and 5.7%, respectively, for the quarter and nine months ended September 30, 2017, compared to 8.0% and 8.7% for the same 2016 quarter and period, respectively.  The decrease in net fuel expense is primarily due to a decreased loss from fuel hedging transactions to $1.0 million and $4.0 million from $4.0 million and $13.1 million, respectively, and increased fuel surcharge recovery percentage for the periods ended September 30, 2017 compared to the same 2016 periods.

We expect to continue managing our idle time and truck speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by temperature-controlled operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from independent contractors, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.  Due to a combination of these factors, we expect year-over-year net fuel expense savings. We are continuing our efforts on increasing our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units. If these efforts are successful, it could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense.

Operations and maintenance

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operations and maintenance	$13,046	$11,359	$37,504	$34,227
% of total revenue	7.3%	6.9%	7.5%	7.1%
% of freight revenue	8.2%	7.7%	8.4%	7.8%

Operations and maintenance increased approximately $1.7 million, or 14.9%, for the three months ended September 30, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, operations and maintenance increased to 7.3% of total revenue for the three months ended September 30, 2017, from 6.9% in the same quarter in 2016.  As a percentage of freight revenue, operations and maintenance increased to 8.2% of freight revenue for the three months ended September 30, 2017, from 7.7% in the same quarter in 2016.

For the nine months ended September 30, 2017, operations and maintenance increased $3.3 million, or 9.6%, compared with the same period in 2016.  As a percentage of total revenue, operations and maintenance increased to 7.5% of total revenue for the nine months ended September 30, 2017, from 7.1% in the same period in 2016.  As a percentage of freight revenue, operations and maintenance increased to 8.4% of freight revenue for the nine months ended September 30, 2017, from 7.8% in the same period in 2016. The changes for the quarter and nine-month period were primarily the result of extending the trade cycle of our tractors in the second half of 2016, as well as unloading and other operational costs associated with our increase in dedicated freight that was added since the first quarter of 2016.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models, but is expected to increase in the near term.

Revenue equipment rentals and purchased transportation

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue equipment rentals and purchased transportation	$36,361	$27,831	$90,719	$80,308
% of total revenue	20.4%	16.9%	18.1%	16.7%
% of freight revenue	22.8%	18.8%	20.4%	18.4%

Revenue equipment rentals and purchased transportation increased approximately $8.5 million, or 30.6%, for the three months ended September 30, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 20.4% of total revenue for the three months ended September 30, 2017, from 16.9% in the same quarter in 2016.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 22.8% of freight revenue for the three months ended September 30, 2017, from 18.8% in the same quarter in 2016.

For the nine months ended September 30, 2017, revenue equipment rentals and purchased transportation increased approximately $10.4 million, or 13.0%, compared with the same period in 2016.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 18.1% of total revenue for the nine months ended September 30, 2017, from 16.7% in the same period in 2016.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 20.4% of freight revenue for the nine months ended September 30, 2017, from 18.4% in the same period in 2016.

These increases for the three and nine months ended September 30, 2017 were primarily the result of the increased costs related to the spot market opportunities related to the hurricane-affected regions and growth of Solutions, partially offset by a decrease in our refrigerated intermodal service offering.  We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or capital leases rather than operating leases.  As discussed below, this expected decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow Solutions.

This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and handled by Solutions, the percentage of our fleet financed with operating leases, the cost to obtain third party transportation services, the size of our intermodal service offering, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  In times of tighter capacity we may need to increase the amounts we pay to third-party transportation providers, independent contractors, and intermodal transportation providers, which would increase this expense category as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating taxes and licenses	$2,364	$2,815	$7,197	$8,404
% of total revenue	1.3%	1.7%	1.4%	1.8%
% of freight revenue	1.5%	1.9%	1.6%	1.9%

Operating taxes and licenses decreased approximately $0.5 million, or 16.0%, for the three months ended September 30, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, operating taxes and licenses decreased to 1.3% of total revenue for the three months ended September 30, 2017, from 1.7% in the same quarter of 2016.  As a percentage of freight revenue, operating taxes and licenses decreased to 1.5% of freight revenue for the three months ended September 30, 2017, from 1.9% in the same quarter in 2016.

For the nine months ended September 30, 2017, operating taxes and licenses decreased approximately $1.2 million, or 14.4%, compared with the same period in 2016.  As a percentage of total revenue, operating taxes and licenses decreased to 1.4% of total revenue for the nine months ended September 30, 2017, from 1.8% in the same period in 2016.  As a percentage of freight revenue, operating claims and licenses decreased to 1.6% of freight revenue for the nine months ended September 30, 2017, from 1.9% in the same period in 2016.

The decrease in operating taxes and licenses, including as a percentage of total revenue and freight revenue, is primarily due to the settlement of a property tax matter that resulted in a decrease of a prior year’s assessment and related refund, as well as a lower truck count.

Insurance and claims

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Insurance and claims	$7,681	$8,362	$24,313	$21,985
% of total revenue	4.3%	5.1%	4.8%	4.6%
% of freight revenue	4.8%	5.6%	5.5%	5.0%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims decreased approximately $0.7 million, or 8.1%, for the three months ended September 30, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, insurance and claims decreased to 4.3% of total revenue for the three months ended September 30, 2017, from 5.1% in the same quarter of 2016.  As a percentage of freight revenue, insurance and claims decreased to 4.8% of freight revenue for the three months ended September 30, 2017, from 5.6% in the same quarter in 2016.  Insurance and claims per mile cost decreased to 9.9 cents per mile in the third quarter of 2017 from 10.5 cents per mile in the third quarter of 2016.  This decrease is primarily related to a 10% decrease in our third quarter 2017 rate of chargeable accidents per million miles as measured by the U.S. Department of Transportation as compared to the same 2016 period.

For the nine months ended September 30, 2017, insurance and claims increased approximately $2.3 million, or 10.6%, compared with the same period in 2016.  As a percentage of total revenue, insurance and claims increased to 4.8% of total revenue for the nine months ended September 30, 2017, from 4.6% in the same period in 2016.  As a percentage of freight revenue, insurance and claims increased to 5.5% of freight revenue for the nine months ended September 30, 2017, from 5.0% in the same period in 2016.  Insurance and claims per mile cost increased to 10.5 cents per mile in the nine months ended September 30, 2017 from 9.3 cents per mile in the same 2016 period, primarily related to an increase in severity of accidents during the first quarter of 2017 as compared to the same 2016 period.

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

Communications and utilities

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Communications and utilities	$1,747	$1,546	$5,081	$4,488
% of total revenue	1.0%	0.9%	1.0%	0.9%
% of freight revenue	1.1%	1.0%	1.1%	1.0%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
General supplies and expenses	$3,729	$3,405	$10,919	$10,193
% of total revenue	2.1%	2.1%	2.2%	2.1%
% of freight revenue	2.3%	2.3%	2.5%	2.3%

For the periods presented, the change in general supplies and expenses was not significant as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Depreciation and amortization	$17,932	$19,328	$57,707	$52,232
% of total revenue	10.0%	11.7%	11.5%	10.9%
% of freight revenue	11.2%	13.0%	13.0%	11.9%

Depreciation and amortization consists primarily of depreciation of owned revenue equipment, net of gains and losses on disposition of capital assets. Depreciation and amortization decreased approximately $1.4 million, or 7.2%, for the three months ended September 30, 2017, compared with the same quarter in 2016. As a percentage of total revenue, depreciation and amortization decreased to 10.0% of total revenue for the three months ended September 30, 2017, from 11.7% in the same quarter in 2016.  As a percentage of freight revenue, depreciation and amortization decreased to 11.2% of freight revenue for the three months ended September 30, 2017, from 13.0% in the same quarter in 2016. Excluding gains and losses, depreciation decreased $1.7 million for the quarter ended September 30, 2017 resulting from the disposal of tractors during the second quarter, which we anticipate replacing during the fourth quarter of 2017.

For the nine months ended September 30, 2017, depreciation and amortization increased approximately $5.5 million, or 10.5%, compared with the same period in 2016. As a percentage of total revenue, depreciation and amortization increased to 11.5% of total revenue for the nine months ended September 30, 2017, from 10.9% in the same period in 2016.  As a percentage of freight revenue, depreciation and amortization increased to 13.0% of freight revenue for the nine months ended September 30, 2017, from 11.9% in the same period in 2016. Excluding gains and losses, depreciation increased $2.3 million for the nine-month period ended September 30, 2017, primarily due to a soft used tractor market that resulted in a significant reduction on the salvage value of used tractors resulting in us reducing residual values in the third quarter of 2016. Additionally, the soft used truck market contributed to losses on the sale of property and equipment of $3.2 million in the 2017 period compared to losses of $0.1 million in the same 2016 period. We expect depreciation and amortization to continue to moderate as the impact of the significant 2016 reductions in residual values will flatten on a comparative basis going forward. However, if the used tractor market were to decline further, we could have to adjust residual values again and increase depreciation or experience increased losses on sale.

Interest expense, net

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest expense, net	$2,174	$1,959	$6,216	$6,210
% of total revenue	1.2%	1.2%	1.2%	1.3%
% of freight revenue	1.4%	1.3%	1.4%	1.4%

For the periods presented, the change in interest expense, net was not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income from equity method investment	$750	$450	$2,575	$2,450

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and nine months ended September 30, 2017. The increase in TEL’s contributions to our results is primarily due to an improvement in leased equipment as compared to the same 2016 periods.

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income tax expense	$2,985	$1,068	$3,530	$5,568
% of total revenue	1.7%	0.6%	0.7%	1.2%
% of freight revenue	1.9%	0.7%	0.8%	1.3%

Income tax expense increased approximately $1.9 million, or 179.5%, for the three months ended September 30, 2017, compared with the same quarter in 2016.  As a percentage of total revenue, income tax expense increased to 1.7% of total revenue for the three months ended September 30, 2017, from 0.6% in the same quarter in 2016.  As a percentage of freight revenue, income tax expense increased to 1.9% of freight revenue for the three months ended September 30, 2017, from 0.7% in the same quarter in 2016.

For the nine months ended September 30, 2017, income tax expense decreased approximately $2.0 million, or 36.6%, compared with the same period in 2016.  As a percentage of total revenue, income tax expense decreased to 0.7% of total revenue for the nine months ended September 30, 2017, from 1.2% in the same period in 2016.  As a percentage of freight revenue, income tax expense decreased to 0.8% of freight revenue for the nine months ended September 30, 2017, from 1.3% in the same period in 2016.

These changes were primarily related to the $3.7 million increase and $6.7 million decrease in the pre-tax income in the three- and nine-month periods ended September 30, 2017, respectively, compared to the same 2016 periods, resulting from the changes in operating income noted above and the increase in the contribution from TEL’s earnings.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate fluctuates as income fluctuates and is more volatile as results are closer to break-even.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total Revenues:
Truckload	$153,066	$148,603	$446,322	$436,055
Other	25,565	15,897	55,379	43,618

Total	$178,631	$164,500	$501,701	$479,673

Operating Income:
Truckload	$11,165	$5,508	$20,054	$22,558
Other	2,468	1,829	5,500	5,144
Unallocated Corporate Overhead	(4,592)	(1,891)	(12,242)	(7,521)

Total	$9,041	$5,446	$13,312	$20,181

For the 2017 quarter, Truckload total revenue increased $4.5 million due to a $2.9 million increase in fuel surcharge revenue and a $1.6 million increase in Truckload freight revenue.  The increase in Truckload freight revenue relates to a 4.1% increase in average freight revenue per tractor in the 2017 quarter as compared to the 2016 quarter, partially offset by a 2.6% decrease in our average tractor fleet.  Average freight revenue per total mile increased 7.0 cents per mile compared to the 2016 quarter and average miles per tractor decreased by 0.3%.  The decline in our utilization is primarily related to the disruption of the two hurricanes during the 2017 quarter, partially offset by the tighter freight market and a higher average seated truck percentage.

For the nine-month period ended September 30, 2017, total revenue increased $10.3 million due to a $14.2 million increase in fuel surcharge revenue partially offset by a $3.9 million decrease in freight revenue. The $3.9 million decrease in Truckload freight revenue relates to a 1.8% decrease in our average tractor fleet and a $1.6 million decrease in freight revenue from our refrigerated intermodal service offering, partially offset by an increase in average freight revenue per total mile of 2.8 cents compared to the same 2016 period.

Our Truckload operating income for the three and nine months ended September 30, 2017 was $5.7 million higher and $2.5 million lower than the same 2016 periods, respectively, due to the abovementioned revenue metrics and increases in capital and other operating costs.

Other total revenue and operating income increased $9.7 million and $0.6 million quarter-over-quarter, respectively, and increased $11.8 million and $0.4 million period-over-period, respectively.  These changes are primarily the result of spot market opportunities related to the hurricane-affected regions and growth with existing customers compared with the same 2016 periods.

The change in unallocated corporate overhead for the three and nine months ended September 30, 2017 is primarily related to an increase in salaries, including workers' compensation, compared to historic lows for workers’ compensation in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Our primary sources of liquidity at September 30, 2017, were funds provided by operations, borrowings under our Credit Facility, borrowings from secured installment notes, capital leases, operating leases of revenue equipment, and cash and cash equivalents. We had working capital (total current assets less total current liabilities) of $59.3 million and $47.9 million at September 30, 2017 and December 31, 2016, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next twelve months.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund new tractors expected to be delivered in 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  With a relatively young average fleet age at September 30, 2017, we believe there is significant flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle and new tractor purchase requirements. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. As of September 30, 2017, we had $3.7 million of borrowings outstanding under the Credit Facility, undrawn letters of credit outstanding of approximately $32.9 million, and available borrowing capacity of $55.6 million.  Our intra-period borrowings on the Credit Facility ranged from zero to approximately $22.1 million during the first nine months of 2017.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of receipt of proceeds from disposals of property and equipment.

Cash Flows

Net cash flows provided by operating activities were lower in the nine-month period ended September 30, 2017 than in the 2016 period, primarily due to the timing of revenue and the related collections at the beginning of each period and a $4.7 million decrease in net income.  These decreases were partially offset by fluctuations in tax (benefit) expense due to depreciation of revenue equipment as compared to the 2016 period, and an increase in insurance and claims expense as a result of increased severity and frequency of accidents during 2017 compared to same 2016 period.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payments on our trade accounts in the 2017 period compared to the 2016 period.

Net cash flows used in investing activities was $57.2 million in the 2017 period, compared to net cash flows used in investing activities of $46.0 million in the 2016 period.  The change in net cash flows used in investing activities was primarily the result of the timing and dispositions of assets held for sale as well as our decision to extend the trade cycle of our current equipment.  During the 2017 period we took delivery of approximately 605 new company tractors and disposed of approximately 343 used tractors, resulting in an average of 2,557 tractors for the 2017 period compared to an average of 2,605 tractors for the 2016 period.

Net cash flows used in financing activities decreased $30.5 million in the 2017 period compared to the 2016 period, primarily as a function of net repayments, in the 2016 period, of notes payable facilitated by cash flows primarily related to the trade cycle of our revenue equipment. In particular, this decrease reflects the sale of 343 tractors in the 2017 period compared to 909 tractors in the same 2016 period.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate.  We had $3.7 million outstanding under the Credit Facility as of September 30, 2017, undrawn letters of credit outstanding of approximately $32.9 million, and available borrowing capacity of $55.6 million. The interest rate on outstanding borrowings as of September 30, 2017, was 4.8% on $0.7 million of base rate loans, and 2.8% on $3.0 million of LIBOR loans.  Based on availability as of September 30, 2017 and December 31, 2016, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The capital leases in effect at September 30, 2017 terminate in October 2017 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These capital lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2017 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default, except certain notes totaling $130.0 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $1.6 million at September 30, 2017, are cross-defaulted with the Credit Facility.  Concurrent with entering into certain of our revenue equipment installment notes, we entered into interest rate swaps to effectively fix the interest rates.  See Note 6 for further information.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2017, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At September 30, 2017, we had financed 135 tractors and 1,101 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $2.7 million for the third quarters of both 2017 and 2016. The total value of remaining payments under operating leases as of September 30, 2017 was approximately $12.0 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at September 30, 2017. The residual guarantees at September 30, 2017 expire between August 2018 and February 2019.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $14.4 million as of September 30, 2017.  We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three and nine months ended September 30, 2017, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended September 30, 2017, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2016 Annual Report on Form 10-K.

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

A one dollar increase or decrease in diesel per gallon would have an approximately $0.2 million impact to our net income due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 12.1 million gallons of diesel during the remainder of 2017, on which we recover approximately 77.8% of the cost (which was our fuel surcharge recovery rate during the year-to-date period ended September 30, 2017). Assuming our fuel surcharge recovery is consistent during the remainder of 2017, this leaves 2.7 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because we have hedged a portion of our fuel, we will not realize the impact of changes in fuel prices to the same extent as we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments associated with the purchase of certain trailers.  Because the critical terms of the swaps and hedged items coincide, in accordance with the requirements of ASC 815, the changes in the fair value of the derivatives are expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instruments, and therefore no ongoing assessments of effectiveness are required. The fair value of all interest rate swap agreements that were in effect at September 30, 2017, of approximately $0.7 million, is included in other short and long-term assets and other short and long-term liabilities, as appropriate, based upon each swap agreement's position, in the condensed consolidated balance sheet, and is included in accumulated other comprehensive loss, net of tax. Additionally, $0.1 million and $0.3 million was reclassified from accumulated other comprehensive loss into our results of operations as additional interest expense for the three and nine months ended September 30, 2017, respectively, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive loss as of September 30, 2017, we expect to reclassify losses of approximately $0.2 million, net of tax, on derivative instruments from accumulated other comprehensive loss into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $219.8 million of debt and capital leases, we had $39.7 million of variable rate debt outstanding at September 30, 2017, including our Credit Facility, a real-estate note, and certain equipment notes, of which the real-estate note of $26.1 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $9.9 million were hedged to provide a weighted average interest rate of 2.0%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our September 30, 2017 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.          CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against our SRT subsidiary relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 to $7.2 million in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  We are appealing the District Court's decision on damages to the Sixth Circuit.

Our SRT subsidiary is a defendant in a lawsuit filed on December 16, 2016 in the Superior Court of San Bernardino County, California.  The lawsuit was filed on behalf of David Bass (a California resident and former driver), who is seeking to have the lawsuit certified as a class action case wherein he alleges violation of multiple California wage and hour statutes over a four year period of time, including failure to pay wages for all hours worked, failure to provide meal periods and paid rest breaks, failure to pay for rest and recovery periods, failure to reimburse certain business expenses, failure to pay vested vacation, unlawful deduction of wages, failure to timely pay final wages, failure to provide accurate itemized wage statements, unfair and unlawful competition as well as various state claims.  The case was removed from state court in February, 2017 to the U.S. District Court in the Central District of California, and subsequently, SRT moved the District Court to transfer venue of the case to the U.S. District Court sitting in the Western District of Arkansas.  The motion to transfer was approved by the California District Court in July, 2017, and the case will now be heard in the U.S. District court in the Western District of Arkansas.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended September 30, 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1-31, 2017	-	-	-	-
August 1-31, 2017	-	-	-	-
September 1-30, 2017	2,118	$25.51	-	-
Total	2,118	$25.51	-	-

(1)
Includes 2,118 shares of Class A common stock withheld at an average price of $25.51 per share  (under the terms of the grant under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: November 9, 2017	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer