Form 10-K
period 2017-12-31
COVENANT TRANSPORTATION GROUP INC
filed 2018-02-28
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 OR
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
[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendments to this Form 10‑K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2017, was approximately $214.1 million (based upon the $17.53 per share closing price on that date as reported by NASDAQ).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 23, 2018, the registrant had 15,980,825 shares of Class A common stock and 2,350,000 shares of Class B common stock outstanding.

Portions of the materials from the registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be held on May 17, 2018, have been incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.          BUSINESS

This Annual Report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to our ability to achieve our strategic plan, our ability to recruit and retain qualified owner operators and qualified driver and non-driver employees, our ability to react to market conditions, our ability to gain market share, future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected functioning and effectiveness of our information systems and other technology we implement, expected sources and adequacy of working capital and liquidity, future relationships, use, classification, compensation, and availability with respect to third-party service providers, future driver market conditions, future allocation of capital, expected settlement of operating lease obligations, future asset sales and acquisitions, future insurance, litigation, and claims levels and expenses, future tax rates, expense, and deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs and price hedges, future interest rates and effectiveness of interest rate swaps, expected capital expenditures (including the future mix of lease and purchase obligations), future asset utilization and efficiency, future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and other employee benefit expenses, future earnings from and value of our investments, future customer relationships, future defaults under debt agreements, future payment of financing and lease liabilities, future  unforeseen events such as strikes, work stoppages, and weather catastrophes, future acquisitions, future credit availability, including expected borrowing base increases in our credit facility,  future performance of our subsidiaries, expected transition to and effect of new accounting standards, expected effect of remeasured deferred tax assets, and future operating and maintenance expenses, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

GENERAL

Background and Strategy

We were founded in 1986 as a provider of expedited long haul freight transportation, primarily using two-person driver teams in transcontinental lanes.  Since that time, we have grown from 25 tractors to approximately 2,550 tractors and expanded our services from predominantly long haul dry van to include refrigerated, dedicated, cross-border, regional, and brokerage.  The expansion of our fleet and service offerings have placed us among the nation's twenty-five largest truckload transportation companies based on 2016 revenue.

Generally, we transport full trailer loads of freight from origin to destination without intermediate stops or handling.  We provide truckload transportation services throughout the continental United States and into and out of Mexico and into and out of portions of Canada. Our truckload freight services utilize equipment we own or lease or equipment owned by owner operators for the pick-up and delivery of freight.  In most of our truckload business, we transport freight over nonroutine routes.  Our dedicated freight service offering provides similar transportation services, but does so pursuant to agreements whereby we make our equipment available to a specific customer for shipments over particular routes at specified times.  To complement our truckload operations, we provide freight brokerage/logistics services and accounts receivable factoring services.  Through our asset based and non-asset based capabilities, we transport many types of freight for a diverse customer base.

We concentrate on market sectors where we believe our capacity in relation to sector size and our operating proficiency can make a meaningful difference to customers.  The primary sectors in which we operate are as follows:

●          Expedited / Long haul: In our expedited / long haul business, we operate approximately 978 tractors, approximately 656 of which are driven by two-person driver teams.  Our expedited operations primarily involve high service freight with delivery standards, such as 1,000 miles in 22 hours, or 15-minute delivery windows that are difficult for competitors to satisfy with solo-driven tractors or rail-intermodal service.  Our expedited services often involve high value, high security, or time-definite loads for integrated global freight companies, less-than-truckload carriers, manufacturers, and retailers. We believe we are one of the five largest team expedited providers, and that growth in omni-channel, organic food, manufacturing, and e-commerce freight make this an attractive sector.

●          Dedicated: In our dedicated contract business, we operate approximately 856 tractors, approximately 89 of which are driven by two-person driver teams, primarily for manufacturers located in the southeastern United States.  The dedicated sector typically involves longer-term contracts that allocate a specified number of tractors and trailers to a specific customer, with fixed and variable compensation.  Many of our dedicated contract customers are automotive companies or shippers of produce, where the nature of the product we ship requires high service standards. We believe these sectors are growing because of an improved manufacturing environment in the United States, particularly in the Southeast, growth in organic produce, customer concerns about trucking capacity, and a need for dependable service.

●          Temperature-Controlled: In our temperature-controlled business, operated primarily through our Southern Refrigerated Transport, Inc. ("SRT") subsidiary, we operate approximately 725 tractors, approximately 167 of which are driven by two-person driver teams, and has also offered intermodal service in longer haul lanes; however, this service was discontinued during the fourth quarter of 2017.  The temperature-controlled sector includes fresh and frozen foods, pharmaceuticals, cosmetics, and other freight where extreme heat or cold could cause damage.  We believe we are among the ten largest temperature-controlled providers, and that factors such as United States population growth, increasing consumer preference for fresh and organic produce, and demographic trends requiring more pharmaceuticals make this an attractive sector.  Continuing to improve results of operations at SRT is one of our primary goals for 2018.

●          Managed Freight / Equipment Sales and Leasing: We primarily provide freight brokerage and logistics capacity to customers when the freight does not fit our network or profitability requirements. Outside our Managed Freight segment, we participate in the market for used equipment sales and leasing through our 49% ownership of Transport Enterprise Leasing, LLC ("TEL"), and we assist current and potential capacity providers with improving their cash flows through secured invoice factoring services.  We believe this suite of services links our interests with those of our customers and current and potential third party capacity providers.  We intend to expand our presence in the dedicated, capacity provider solutions, and logistics services sectors, which we believe offer attractive growth opportunities with lower capital investment than our truckload operations.

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

Excluding the $40.1 million reduction in income tax expense as a result of the Tax Cuts and Jobs Act of 2017, results for 2017 were slightly behind 2016 and not as robust as those achieved in 2015, which provided the highest annual earnings in the Company’s 31-year history. However, we are proud of the operational improvements we have made, particularly at SRT, especially in light of certain headwinds we faced.  We believe our return to profitability on a consistent basis since 2012 is the result of redefining and retooling our business model, and as the result of our strategic planning process, whereby we annually focus on five initiatives that fall under the following key tenets:

●          Organizational Excellence and Entrepreneurial Spirit. Beginning in 2013, we re-aligned our management team, added talent, and implemented best practices in part through using Franklin Covey's Four Disciplines of Execution® to bring a new focus to metrics, accountability, and incentive compensation.  Through multiple programs recognizing individual initiative, we have also been instilling an ownership culture throughout our company.  We also implemented a single enterprise management system across all subsidiaries to improve visibility and coordination of customers, operations, and financial activities.

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

●          Rigorous Capital Allocation Process and Reduce Leverage. Our senior management annually ranks capital investment opportunities against available capital and acceptable leverage levels, and material investments must pass return on investment and capital investment committee approval processes. In addition, reducing our total leverage has been a primary strategic goal.  Our leverage decreased in both 2017 and 2016 as compared to the respective prior years, as we remain focused on investing capital when we can obtain acceptable returns and reducing our leverage.  We believe our disciplined investment review has contributed to our improved results by allocating capital to more profitable business units and downsizing other units into greater profitability.

●          Risk Management—Assess and Mitigate. We evaluate risk areas with significant volatility, as well as the costs and benefits associated with mitigating the volatility. Diesel fuel prices, insurance and claims cost, and used equipment prices are all areas where we identified significant risk and volatility for our business.  To manage these risks, we have employed fuel hedging contracts on a portion of our fuel usage not covered by customer fuel surcharges, lowered our self-insured accident liability retention, and expanded our ability to sell our used equipment to increase bargaining power with the tractor and trailer manufacturers.

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

We believe the ongoing execution of our strategic plan has contributed to the substantial improvement in operating results and profitability we have generated over the past several years. Some of the significant successes resulting from our strategic planning efforts include the completion of a follow-on stock offering in 2014 that helped significantly deleverage our balance sheet;  consolidation of our sales force and back-office operations; enhancements to recruiting, retention, and business intelligence; upgraded information technology; and focus on service and on time delivery.  Each of these accomplishments positively impacted the success of the key initiatives identified above, our overarching financial goals, and ultimately, the Company.  However, some of our key metrics and our profitability were negatively impacted in 2017 when compared to 2015, and, accordingly, we still have significant work ahead to achieve our goals, deliver a strong and stable product for our customers, provide a bright future for our employees and owner-operators, and create meaningful value for our stockholders.

The Company

We operate a relatively new tractor fleet and employ sophisticated tractor technology that enhances our operational efficiencies and our drivers' safety.  Our company-owned tractor fleet has an average age of approximately 2.1 years, which compares favorably to an average U.S. Class 8 tractor age of approximately 7 years in 2017. Some of the technologies we employ include the following: (1) freight optimization software that can perform sophisticated analyses of profitability and other measures on each customer, route, and load; (2) routing software that selects the best route, identifies fuel stops, and warns of deviations from routing instructions; (3) a tracking and communications system that permits direct communication between drivers and fleet managers, as well as constant location and delivery updates; (4) electronic logging devices in all of our tractors; (5) aerodynamics and other fuel efficiency systems that have significantly improved fuel mileage; and (6) safety technology, including rollover stability control, collision mitigation, and lane-change warning.  We believe our modern fleet lowers maintenance costs, improves fuel mileage, improves safety, contributes to better customer service, and assists with driver retention.

Business Units

We have two reportable segments, our truckload services ("Truckload") and freight brokerage and logistics services (“Managed Freight”).

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, Inc. ("Covenant Transport"), our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long haul, regional, dedicated, and intermodal temperature-controlled service; and (iii) Star Transportation, Inc. ("Star"), which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

In addition, our Managed Freight segment has service offerings ancillary to our Truckload operations, including: freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide, and logistics services. These operations consist of several operating segments, which are aggregated due to similar margins and customers.  Included within Managed Freight is also our accounts receivable factoring business which does not meet the aggregation criteria, but only accounts for $3.1 million of our 2017 revenue.

The following charts reflect the size of each of our operating subsidiaries measured by 2017 total revenue, net of fuel surcharge revenue, which we refer to as "freight revenue":

Distribution of Freight Revenue Among Operating Subsidiaries
Covenant Transport	54%
SRT	23%
Solutions (1)	15%
Star	8%

(1) All of Managed Freight is included within our Solutions subsidiary.

Our Truckload segment comprised approximately 85%, 89%, and 89% of our total freight revenue in 2017, 2016, and 2015, respectively.

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

The main expenses that impact the profitability of our Truckload segment are the variable costs of transporting freight for our customers.  These costs include fuel expenses, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which primarily include compensating owner operators.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, self-insured retention versus insurance premiums, fleet age, efficiency, and other factors.  Historically, our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

We measure the productivity of our Truckload segment with three key performance metrics:  average freight revenue per total mile (excluding fuel surcharges), average miles per tractor, and average freight revenue per tractor per week (excluding fuel surcharges).  A description of each follows:

Average Freight Revenue Per Total Mile.  Our average freight revenue per total mile is primarily a function of 1) the allocation of assets among our subsidiaries and 2) the macro U.S. economic environment including supply/demand of freight and carriers. The year-over-year increase from 2013 to 2015 is a result of allocating more tractors to our niche/specialized service offerings that provide higher rates (including expedited/critical freight, high-value/constant security, and temperature-controlled). The 2017 recovery of the weaker 2016 pricing environment, due to the more favorable supply and demand balance, resulted in the slight increase from the previous year.

Average Freight Revenue Per Total Mile (excludes fuel surcharge revenue)	2013	2014	2015	2016	2017
	$1.49	$1.60	$1.69	$1.67	$1.70

Average Miles Per Tractor.  Average miles per tractor reflect economic demand, driver availability, regulatory constraints, and the allocation of tractors among the service offerings. Utilization in 2015 to 2017 declined from that of 2014 primarily due to a softer freight market and the increase in certain e-commerce freight that has a shorter length of haul, partially offset by the increase in the portion of tractors operated by teams.

Average Miles Per Tractor	2013	2014	2015	2016	2017
	119,375	123,275	122,508	121,782	120,043

Average Freight Revenue Per Tractor Per Week.  We use average freight revenue per tractor per week as our main measure of asset productivity. This operating metric takes into account the effects of freight rates, non-revenue miles, and miles per tractor. In addition, because we calculate average freight revenue per tractor using all of our tractors, it takes into account the percentage of our fleet that is unproductive due to lack of drivers, repairs, and other factors. The changes in average freight revenue per tractor per week from 2015 to 2017 are primarily due to the 2016 deterioration and 2017 recovery of the percentage of our unseated tractors, specifically at SRT, and an increase in rates, partially offset by the previously noted decrease in utilization.

Average Freight Revenue Per Tractor Per Week (excludes fuel surcharge revenue)	2013	2014	2015	2016	2017
	$3,411	$3,777	$3,967	$3,881	$3,917

Our Managed Freight segment comprised approximately 15%, 11%, and 11% of our total operating revenue in 2017, 2016, and 2015, respectively. Within our Managed Freight segment, we derive revenue from providing freight brokerage and logistics services, particularly arranging transportation services for customers directly and through relationships with thousands of third-party carriers and integration with our Truckload segment.  We provide freight brokerage services directly and through freight brokerage agents, who are paid a commission for the freight brokerage service they provide and accounts receivable factoring.  The main factors that impact profitability in terms of expenses are the variable costs of outsourcing the transportation freight for our customers and managing fixed costs, including salaries and selling, general, and administrative expenses.  Our brokerage loads increased to 71,455 in 2017, from 62,614 in 2016, while average revenue per load increased approximately 17% to $1,246 in 2017, from $1,068 in 2016, primarily due to spot market opportunities related to the hurricane-affected regions during 2017 and growth with existing customers compared with the same 2016 periods.  Additionally, revenue from accounts receivable factoring improved by approximately 22% year-over-year to $3.1 million in 2017 from $2.6 million in 2016.

In May 2011, we acquired a 49.0% interest in TEL. TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income since May 2011, or $3.4 million in 2017, $3.0 million in 2016, and $4.6 million in 2015. As a result, TEL's results and growth are significant to our current year results and, in our estimation, to our longer-term vision.

Refer to Note 16, "Segment Information," of the accompanying consolidated financial statements for further information about our reporting segment's operating and financial results for 2017, 2016, and 2015.

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

Wal-Mart accounted for more than 10% of our consolidated revenue in 2017 and 2016 with $70.7 million and $69.4 million of total revenue in each respective year. Additionally, UPS accounted for more than 10% of our consolidated revenue in 2017 and 2015 with $72.2 million and $75.8 million of total revenue in each respective year. Both customers were serviced by both our Truckload segment and our Managed Freight segment.  Our top five customers accounted for approximately 34%, 39%, and 34% of our total revenue in 2017, 2016, and 2015, respectively.

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

We operate throughout the U.S. and in parts of Mexico and Canada, with substantially all of our revenue generated from within the U.S.  All of our tractors are domiciled in the U.S., and we have generated less than two percent of our revenue in Canada and Mexico in 2017, 2016 and 2015.  We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful.  Excluding a de minimis number of trailers, all of our long-lived assets are, and have been for the last three fiscal years, located within the United States.

All of our operating subsidiaries operate on a uniform operational and financial system, and we are evaluating implementation of a new software platform for our brokerage operation in 2018.  We are moving data into the cloud versus on local servers when possible.  We expect to continue to evaluate where we can leverage technology to add further efficiencies across the Company and for our customers.

Drivers and Other Personnel

Driver recruitment, retention, and satisfaction are essential to our success, and we have made each of these factors a primary element of our strategy.  We recruit both experienced and student drivers as well as owner operator drivers who own and drive their own tractor and provide their services to us under contract. We conduct recruiting and/or driver orientation efforts from five of our locations, and we offer ongoing training throughout our terminal network.  We emphasize driver-friendly operations throughout our organization.  We have implemented automated programs to signal when a driver is scheduled to be routed toward home, and we assign fleet managers specific tractor units, regardless of geographic region, to foster positive relationships between the drivers and their principal contact with us.

The truckload industry has experienced difficulty in attracting and retaining enough qualified truck drivers.  It is also common for the driver turnover rate of individual carriers to exceed 100% in a year. At times, there are driver shortages in the trucking industry.  In past years, when there were driver shortages, the number of qualified drivers had not kept pace with freight growth because of (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that became available in a growing economy; (iii) individual drivers' desire to be home more often; and (iv) regulatory requirements that limit the available pool of drivers.

Driver retention was more challenging in 2017 than in 2016, as economic growth provided more employment opportunities that attracted professional drivers. Both our number of drivers and our average number of teams as a percentage of our fleet decreased at December 31, 2017 as compared to the 2016 year.  These changes were partially offset by a decrease in our average open tractors, including wrecked units, to 4.8% for the year ended December 31, 2017, from approximately 5.4% for the year ended December 31, 2016, primarily as a result of the improvement at SRT.

We believe having a happy, healthy, and safe driver is the key to our success, both in the short term and over a longer period.  As a result, we are actively working to enhance our drivers' experience in an effort to recruit and retain more drivers.

Owner operators provide a tractor and a driver and are responsible for all operating expenses in exchange for a fixed payment per mile. We do not have the capital outlay of purchasing the tractor.  The payments to owner operators are recorded in revenue equipment rentals and purchased transportation.  When owner operator tractors are utilized, we avoid expenses generally associated with company-owned equipment, such as driver compensation, fuel, interest, and depreciation. Obtaining equipment from owner operators and under operating leases effectively shifts financing expenses from interest to "above the line" operating expenses.

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

We are not a party to any collective bargaining agreement.  At December 31, 2017, we employed approximately 3,500 drivers and averaged approximately 800 non-driver personnel.  At December 31, 2017, we had active contracts with approximately 240 owner operator drivers.

Revenue Equipment

At December 31, 2017, we operated 2,559 tractors and 7,134 trailers. Of these tractors, 2,085 were owned, 234 were financed under operating leases, and 240 were provided by owner operators, who own and drive their own tractors.  Of these trailers, 5,004 were owned, 967 were financed under operating leases, and 1,163 were financed under capital leases.  Furthermore, at December 31, 2017, approximately 63.1% of our trailers were dry vans, and the remaining trailers were refrigerated vans.

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent service to customers.  We operate a modern fleet of tractors, with the majority of units under warranty, to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2017, our tractor fleet had an average age of approximately 2.1 years, and our trailer fleet had an average age of approximately 3.3 years. As of December 31, 2017, 100% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2007 and 99.8% of our tractor fleet had engines compliant with stricter regulations regarding emissions that became effective in 2010.  We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers.  We believe that this system enhances our operating efficiency and improves customer service and fleet management.  This system also updates the tractor's position approximately every fifteen minutes, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.  We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency. At December 31, 2017, all but approximately 14 of our tractors were equipped with automatic on board recording devices ("AOBRs"), which electronically monitor tractor miles and facilitate enforcement of hours-of-service regulations.

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

Our industry is subject to dynamic factors that significantly affect our operating results.  These factors include the availability of qualified truck drivers, the volume of freight in the sectors we serve, the price of diesel fuel, and government regulations that impact productivity and costs.  Recently, our industry has experienced softened freight demand, scarcity of qualified truck drivers, decreased fuel costs, a depressed used tractor market, and regulations that limit productivity. In 2017, the supply dynamics improved driving a slight recovery from the decreased freight volumes and rates experienced in 2016, although costs, particularly around tractor depreciation expense and gains and losses on used tractors, for many trucking companies, including us remained higher than pre-2016 periods. Based on our assessment of future regulatory changes, driver demographics, and expected growth rates of our major customers and sectors, we expect the pricing environment to continue to improve into 2018 and 2019, offset in part by higher driver pay and other inflationary costs.  We believe large and diversified companies, like ourselves, are best positioned to capitalize on the current industry environment, because we can offer significant capacity commitments to major customers, safe and comfortable new equipment to drivers, and optimized routing and other business analytics to make the most of our drivers' federally limited operating hours.

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

Regulation

Our operations are regulated and licensed by various U.S. agencies.  Our limited Canadian business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations. We operate within Mexico by utilizing third-party carriers within that country.  Our company drivers and owner operators also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service.  Such matters as weight and equipment dimensions are also subject to U.S. regulations.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods.  Other agencies, such as the Environmental Protection Agency ("EPA") and the Department of Homeland Security ("DHS") also regulate our equipment, operations, and drivers.

The DOT, through the FMCSA, imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network.  While the FMCSA has proposed and implemented such changes in the past, no such changes are currently proposed. However, any future changes to hours-of-service rules could materially and adversely affect our operations and profitability.

The DOT uses two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. All of our subsidiaries with operating authority currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale. If we received a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system which would replace the current methodology. Under the proposed rule, the current three safety ratings of "satisfactory," "conditional," and "unsatisfactory" would be replaced with a single safety rating of "unfit."  Thus, a carrier with no rating would be deemed fit.  Moreover, data from roadside inspections and the results of all investigations would be used to determine a carrier’s fitness on a monthly basis.  This would replace the current methodology of determining a carrier’s fitness based solely on infrequent comprehensive onsite reviews. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act (as defined below) and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below.  Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future.  Therefore, it is uncertain if, when, or under what form any such rule could be implemented.

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, or (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect our results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories. However, in December 2015, Congress passed a new highway funding bill called Fixing America’s Surface Transportation Act (the “FAST Act”), which calls for significant CSA reform.  Pursuant to the FAST Act, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds.  A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable.  The FMCSA is expected to provide a report to Congress in early 2018 outlining the changes it will make to the CSA program in response to the study. It is unclear if, when, and to what extent any such changes will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

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

The FMCSA published a final rule in December 2015 that required the use of electronic logging devices ("ELDs") or AOBRs by nearly all carriers by December 2017 (the "2015 ELD Rule").  Enforcement of the 2015 ELD Rule will be phased in, as states will not begin putting tractors out of service for non-compliance until April 1, 2018.  However, carriers are subject to citations, on a state-by-state basis, for non-compliance with the rule after the December 2017 compliance deadline.  Use of AOBRs is permitted until December 2019, at which time use of ELDs is required. Since we had proactively installed AOBRs on nearly 100% of our tractor fleet, implementation of the 2015 ELD Rule did not impact our operations or profitability or our use of AOBRs. We expect to have ELDs (not AOBRs) installed on 100% of our fleet by the December 2019 deadline. We believe that more effective hours-of-service enforcement under the 2015 ELD Rule may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements and may further reduce industry capacity.

In the aftermath of the September 11, 2001 terrorist attacks, the DHS and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large tractors. The U.S. Transportation Security Administration ("TSA") adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat.  This could reduce the pool of qualified drivers who are permitted to transport hazardous waste, which could require us to increase driver compensation, limit our fleet growth, or allow tractors to sit idle.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles.  As a result, it is possible we could fail to meet the needs of our customers or could incur increased expenses to do so.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements.  Motor carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles.  This rule is scheduled for implementation in early 2020 and may reduce the number of available drivers in an already constrained driver market.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016.  Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense.  In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020.  In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

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

Tax and other regulatory authorities, as well as owner operators themselves, have increasingly asserted that owner operator drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify owner operator drivers as employees, including legislation to increase the recordkeeping requirements for those that engage owner operator drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of owner operator drivers as employees would help states with this initiative.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify owner operators as employees for a variety of purposes, including workers' compensation and health care coverage. In addition, companies that utilize lease-purchase owner operator programs, such as us, have been more susceptible to reclassification lawsuits and several recent decisions have been made in favor of those seeking to classify as employees certain owner operator truck drivers that participated in lease-purchase programs. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  Our classification of owner operators has been the subject of audits by such authorities from time to time.  While we have been successful in continuing to classify our owner operator drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future.  If our owner operator drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010.  In August 2011, the National Highway Traffic Safety Administration ("NHTSA") and the EPA adopted final rules that established the first-ever fuel economy and greenhouse gas standards for medium-and heavy-duty vehicles, including the tractors we employ (the "Phase 1 Standards").  The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled.  In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the "Phase 2 Standards").  In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.  In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment).  Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards.  If the trailer provisions of the Phase 2 Standards are permanently removed, we would expect that the Phase 2 Standards would have a reduced effect on our operations.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the state of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  Enforcement of these CARB regulations for model year 2011 equipment began in January 2010 and have been phased in over several years for older equipment.  We currently purchase Smart Way certified equipment in our new tractor and trailer acquisitions. In addition, in February 2017 CARB proposed California Phase 2 standards that generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration. CARB has announced it plans to bring a formal proposed program to its Board in early 2018.  Federal and state lawmakers also have proposed a variety of other regulatory limits on carbon emissions and fuel consumption. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses.  These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity or increase in driver turnover.

In April 2016, the Food and Drug Administration published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the "FSMA").  This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items.  These requirements took effect for larger carriers such as us in April 2017 and are applicable when we perform as a carrier or as a broker.  We believe we have been in compliance with these requirements since that time.  However, if we are found to be in violation of applicable laws or regulations related to the FSMA, we could be subject to substantial fines, penalties and/or criminal liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The regulatory environment has changed under the administration of President Trump.  In January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year.  We do not believe the order has had a significant impact on our industry. However, the order, and other anti-regulatory action by the President and/or Congress, may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing, proposed, or repealed regulations.

Fuel Availability and Cost

The cost of fuel trended higher in 2017 compared to 2016, but slightly down from 2015 levels, as demonstrated by an increase in the Department of Energy ("DOE") national average for diesel to approximately $2.65 per gallon for 2017 compared to $2.30 per gallon for 2016. These increases in fuel costs were offset by lower fuel hedging losses in 2017 compared to 2016 as a result of contracts contributing to hedging losses in 2016 expiring and not being replaced.

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

To reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  We enter into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD.  Because the fixed price is determined based on market prices at the time we enter into the hedge, in times of increasing fuel prices the hedge contracts become more valuable, whereas in times of decreasing fuel prices the opposite is true.  At December 31, 2017, we had forward futures swap contracts on approximately 7.6 million gallons of diesel to be purchased in 2018, or approximately 16.1% of our projected annual 2018 fuel requirements.  We currently have no forward futures swap contracts beyond 2018. Due to the relative stability of petroleum prices in 2017, and the completion of multiple contracts that were entered into during periods of higher ULSD prices, the fair value of our fuel hedging contracts at December 31, 2017, represented a $0.8 million asset compared to a $3.6 million liability at December 31, 2016.

Seasonality

In the trucking industry, revenue has historically decreased as customers reduce shipments following the winter holiday season and as inclement weather impedes operations.  At the same time, operating expenses have generally increased, with fuel efficiency declining because of engine idling and weather, causing more equipment repairs resulting from physical damage. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges. Over the past several years, we have seen increases in demand at varying times, primarily related to restocking required to replenish inventories that have been held significantly lower than historical averages.  Additionally, we have seen surges between Thanksgiving and Christmas resulting from holiday shopping trends toward delivery of gifts purchased over the internet.  As logistics needs continue to evolve related to e-commerce and omnichannel growth, the duration of what is considered peak season has shortened over the last few years and now is approximately a five-week period beginning the week of Thanksgiving and ending on Christmas Eve, and we have seen our customers’ networks adjust accordingly.

Additional Information

At December 31, 2017, our corporate structure included Covenant Transportation Group, Inc., a Nevada corporation and holding company organized in May 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation, each d/b/a Covenant Transport Services; Covenant Transport Solutions, Inc., a Nevada corporation, d/b/a Transport Financial Services; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC, a Nevada limited liability company; CTG Leasing Company, a Nevada corporation; Driven Analytic Solutions, LLC, a Nevada limited liability company, Heritage Insurance, Inc., a Tennessee corporation, IQS Insurance Risk Retention Group, Inc., a Vermont corporation, and Transport Management Services, LLC, a Tennessee limited liability company.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) declines in the resale value of used equipment; (iii) recruiting and retaining qualified drivers; (iv) strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities; (v) increases in interest rates, fuel taxes, tolls, and license and registration fees; (vi) rising costs of healthcare; and (vii) fluctuations in foreign exchange rates.

We are also affected by (i) recessionary economic cycles, such as the period from 2007 through 2009 freight environment, which was characterized by weak demand and downward pressure on rates; (ii) changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital; (iii) changes in the way our customers choose to utilize our services; and (iv) downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and manufacturing, where we have significant customer concentration. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the United States economy is weakened, such as the period from 2007 through 2009. Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

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

We are also subject to potential increases in various costs and other events that are outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, fuel and energy prices, driver and non-driver wages, purchased transportation costs, taxes, interest rates, tolls, license and registration fees, insurance premiums and claims, revenue equipment and related maintenance costs, tires and other components, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages at our terminals, or at customer, port, border, or other shipping locations.  Further, we may not be able to appropriately adjust our costs and staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs.

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

Several of our initiatives include growing our dedicated and managed freight service offerings, effectively managing the attraction, development, and retention of qualified drivers, and continuing to improve the operating performance of SRT. Such initiatives will require time, management and financial resources, changes in our operations and sales functions, and monitoring and implementation of technology.  We may be unable to effectively and successfully implement, or achieve sustainable improvement from, our strategic plan and initiatives or achieve these objectives.  In addition, our operating margins could be adversely affected by future changes in and expansion of our business, including the expected expansion of expedited dry van and temperature-controlled teams. Further, our operating results may be negatively affected by a failure to further penetrate our existing customer base, cross-sell our services, pursue new customer opportunities, or manage the operations and expenses of new or growing services. There is no assurance that we will be successful in achieving our strategic plan and initiatives.  Even if we are successful in achieving our strategic plan and initiatives, we still may not achieve our goals. If we are unsuccessful in implementing our strategic plan and initiatives, our financial condition, results of operations, and cash flows could be adversely affected.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability, limit growth opportunities, and could have a materially adverse effect on our results of operations.

Numerous competitive factors present in our industry could impair our ability to maintain or improve our current profitability, limit our prospects for growth, and could have a materially adverse effect on our results of operations.  These factors include the following:

●
we compete with many other truckload carriers of varying sizes and, to a lesser extent, with (i) less-than-truckload carriers, (ii) railroads and intermodal companies, and (iii) other transportation and logistics companies, many of which have access to more equipment and greater capital resources than we do;

●
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

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

●	many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and we may not be selected;

●	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

●
the trend toward consolidation in the trucking industry may create large carriers with greater financial resources and other competitive advantages relating to their size, and we may have difficulty competing with these larger carriers;

●
the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation to our drivers and owner operators we engage, both of which would adversely affect our profitability;

●	competition from freight logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;

●	economies of scale that procurement aggregation providers may pass on to smaller carriers may improve such carriers’ ability to compete with us;

●
advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and

●	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We may not grow substantially in the future and we may not be successful in improving our profitability.

We may not be able to sustain or increase profitability in the future.  Achieving profitability depends upon numerous factors, including our ability to effectively and successfully implement other strategic initiatives, increase our average revenue per tractor, improve driver retention, and control expenses.  If we are unable to improve our profitability, then our liquidity, financial position, and results of operations may be adversely affected.

There is no assurance that in the future, our business will grow substantially or without volatility, nor can we assure you that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth.  Furthermore, there is no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business.

We have terminals throughout the United States that serve markets in various regions.  These operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development.  Should the growth in our operations stagnate or decline, our results of operations could be adversely affected.  We may encounter operating conditions in new markets, as well as our current markets, that differ substantially from our current operations, and customer relationships and appropriate freight rates in new markets could be challenging to attain.

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

We maintain insurance for most risks above the amounts for which we self-insure with licensed insurance carriers.  If any claim were to exceed our coverage, or fall outside the aggregate coverage limit, we would bear the excess or uncovered amount, in addition to our other self-insured amounts.  Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits.  Insurance carriers have recently raised premiums for our industry.  Our insurance and claims expense could increase if we have a similar experience at renewal, or we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Additionally, with respect to our insurance carriers, the industry is experiencing a decline in the number of carriers and underwriters that offer certain insurance policies or that are willing to provide insurance for trucking companies, and the necessity to go off-shore for insurance needs has increased. This may materially adversely affect our insurance costs or make insurance in excess of our self-insured retention more difficult to find, as well as increase our collateral requirements for policies that require security.  Should these expenses increase, we become unable to find excess coverage in amounts we deem sufficient, we experience a claim in excess of our coverage limits, we experience a claim for which we do not have coverage, or we have to increase our reserves or collateral, there could be a materially adverse effect on our results of operations and financial condition.

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

Our auto liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during the policy period in exchange for a refund of a portion of the premiums we paid for the policy.  This is referred to as "commuting" the policy.  We have elected to commute policies in three of the past seven years. In exchange, we have assumed the risk for all claims during the years for the policies commuted.  Our subsequent payouts for the claims assumed have been less than the refunds.  We expect the total refunds to exceed the total payouts; however, not all of the claims have been finally resolved and we cannot assure you of the result.  We may continue to commute policies for certain years in the future.  To the extent we do so, and one or more claims result in large payouts, we will not have insurance, and our financial condition, results of operation, and liquidity could be materially and adversely affected.

Our self-insurance for auto liability at one of our subsidiaries and our use of captive insurance companies could adversely impact our operations.

Covenant Transport, Inc. has been approved to self-insure for auto liability by the FMCSA.  We believe this status, along with the use of captive insurance companies, allows us to post substantially lower aggregate letters of credit and restricted cash than we would be required to post without this status or the use of captive insurance companies.  We have two wholly owned captive insurance subsidiaries which are regulated insurance companies through which we insure a portion of our auto liability claims in certain states. An increase in the number or severity of auto liability claims for which we self-insure through the captive insurance companies or pressure in the insurance and reinsurance markets could adversely impact our earnings and results of operations.  Further, both arrangements increase the possibility that our expenses will be volatile.

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

Our captive insurance companies are subject to substantial government regulation.

Our captive insurance companies are regulated by state authorities. State regulations generally provide protection to policy holders, rather than stockholders, and generally involve:

●	approval of premium rates for insurance;
●	standards of solvency;
●	minimum amounts of statutory capital surplus that must be maintained;
●	limitations on types and amounts of investments;
●	regulation of dividend payments and other transactions between affiliates;
●	regulation of reinsurance;
●	regulation of underwriting and marketing practices;
●	approval of policy forms;
●	methods of accounting; and
●	filing of annual and other reports with respect to financial condition and other matters.

These regulations may increase our costs, limit our ability to change premiums, restrict our ability to access cash held by these subsidiaries, and otherwise impede our ability to take actions we deem advisable.

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, surcharge collection, and hedging activities may increase our costs of operation, which could have a materially adverse effect on our profitability.

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, devaluation of the dollar against other currencies, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel.  Fuel prices also are affected by the rising demand for fuel in developing countries and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, or supply disruptions would materially and adversely affect our business, financial condition and results of operations.

Fuel also is subject to regional pricing differences and is often more expensive in certain areas where we operate.  Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have a materially adverse effect on our operations and profitability. While we have fuel surcharge programs in place with a majority of our customers, which historically have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with non-revenue generating miles, time when our engines are idling, and fuel for refrigeration units on our refrigerated trailers.  Moreover, the terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.

From time to time, we use hedging contracts and volume purchase arrangements to attempt to limit the effect of price fluctuations. We may be forced to make cash payments under the hedging contracts or volume purchase arrangements.  Our hedging and volume purchase arrangements effectively allow us to pay a fixed rate for fuel on a specified number of gallons that is determined based on the market rate at the time we enter into the arrangement.  In times of falling diesel fuel prices, our costs will not be reduced to the same extent they would have reduced if we had not entered into the hedging contracts or volume purchase arrangements and we may incur significant expense in connection with our obligation to make cash payments under such contracts.  Accordingly, in times of falling diesel fuel prices, our profitability and cash flows may be negatively impacted to a greater extent than if we had not entered into the hedging contracts.

We depend on the proper functioning and availability of our information systems and a system failure or unavailability or an inability to effectively upgrade our information systems could cause a significant disruption to our business and have a materially adverse effect on our results of operations.

We depend heavily on the proper functioning, availability, and security of our information and communication systems, including financial reporting and operating systems, in operating our business.  Our operating system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services.  Our financial reporting system is critical to producing accurate and timely financial statements and analyzing business information to help us manage effectively.  We are also evaluating implementation of a new software for our brokerage operations in 2018.

Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. Although we attempt to reduce the risk of disruption to our business operations should a disaster occur through redundant computer systems and networks and backup systems, there can be no assurance that such measures will be effective.  If any of our critical information systems fail or become otherwise unavailable, whether as a result of the upgrade project or otherwise, we would have to perform the functions manually, which could temporarily impact our ability to manage our fleet efficiently, to respond to customers' requests effectively, to maintain billing and other records reliably, and to bill for services and prepare financial statements accurately or in a timely manner.  Our business interruption insurance may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach, or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations and report our financial performance, any of which could have a materially adverse effect on our business. In addition, we are currently dependent on a single vendor to support several information technology functions. If the stability or capability of such vendor became compromised and we were forced to migrate such functions to a new platform, it could adversely affect our business, financial condition and results of operations.

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

We have a $95.0 million Credit Facility and numerous other financing arrangements.  Our Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions outside of the ordinary course of business, affiliate transactions, and a fixed charge coverage ratio, if availability is below a certain threshold. We have had difficulty meeting budgeted results and have had to request amendments or waivers in the past. If we are unable to meet budgeted results or otherwise comply with our Credit Facility, we may be unable to obtain amendments or waivers under our Credit Facility, or we may incur fees in doing so.

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

●
we will continue to be required to dedicate a substantial portion of our cash flows from operations to lease payments and repayment of debt, limiting the availability of cash for our operations, capital expenditures, and future business opportunities;

●	our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

●
our profitability is sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations;

●	our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or other purposes may be limited; and

●	we may be required to issue additional equity securities to raise funds, which would dilute the ownership position of our stockholders.

Our financing obligations could negatively impact our future operations, ability to satisfy our capital needs, or ability to engage in other business activities. We also cannot assure you that additional financing will be available to us when required or, if available, will be on terms satisfactory to us.

We may be unsuccessful in maintaining or increasing profitability.

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

Credit markets may weaken at some point in the future, which would make it difficult for us to access our current sources of credit and difficult for our lenders to find the capital to fund us. We may need to incur additional debt, or issue debt or equity securities in the future, to refinance existing debt, fund working capital requirements, make investments, or support other business activities. Declines in consumer confidence, decreases in domestic spending, economic contractions, rating agency actions, and other trends in the credit market may impair our future ability to secure financing on satisfactory terms, or at all.

Our profitability may be materially adversely impacted if our capital investments do not match customer demand for invested resources or if there is a decline in the availability of funding sources for these investments.

Our operations require significant capital investments. The amount and timing of such investments depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, we may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our truckload operations) or obtain qualified third-party capacity at a reasonable price (with respect to our Managed Freight segment). Although our business volume is not highly concentrated, our customers’ financial failures or loss of customer business may also affect us.

Our engagement of owner operators to provide a portion of our capacity exposes us to different risks than we face with our tractors driven by company drivers.

Pursuant to our fuel surcharge program with owner operators, we pay owner operators we contract with a fuel surcharge that increases with the increase in fuel prices. A significant increase or rapid fluctuation in fuel prices could cause our costs under this program to be higher than the revenue we receive under our customer fuel surcharge programs.

Our agreements with the owner operators we engage are governed by the federal leasing regulations, which impose specific requirements on us and the owner operators. If more stringent federal leasing regulations are adopted, owner operators could be deterred from becoming owner operator drivers, which could materially adversely affect our goal of growing our current fleet levels of owner operators.

Owner operators are third-party service providers, as compared with company drivers, who are employed by us. As independent business owners, they may make business or personal decisions that may conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, owner operators may deny loads of freight from time to time.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our business, financial condition, and results of operations.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, which would have substantially liberalized the procedures for union organization. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Additionally, the Department of Labor issued a final rule in 2016 raising the minimum salary basis for executive, administrative and professional exemptions from overtime payment. The rule increases the minimum salary from the current amount of $23,660 to $47,476 and up to 10% of non-discretionary bonus, commission and other incentive payments can be counted towards the minimum salary requirement. The rule was scheduled to go into effect on December 1, 2016. However, the rule was temporarily enjoined from going into effect in November 2016 after a group of twenty-one states and more than fifty-five Texas and national business groups filed separate lawsuits against the Department of Labor challenging the rule. In August 2017, the plaintiffs in that case were awarded summary judgment and the rule was invalidated.   However, any future rule similar to this rule that impacts the way we classify certain positions, increases our payment of overtime wages or increases the salaries we pay to currently exempt employees to maintain their exempt status, may have a material adverse effect on our business, financial condition, and results of operations.

We derive a significant portion of our revenues from our major customers, and the loss of, or a significant reduction of business with, one or more of which could have a materially adverse effect on our business.

In 2017, there were two customers which accounted for more than 10% of our consolidated revenue. However, in each of 2016 and 2015, there was one such customer.  Our top five customers collectively accounted for approximately 34%, 39%, and 34% of our total revenue in 2017, 2016, and 2015, respectively. Generally, we do not have long-term contracts with our major customers.  A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization, or reduce the size of our fleet. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations, and ability to meet our current and long-term financial forecasts.

Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if they were to delay or default on payments to us. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and there can be no assurance that our customer relationships will continue as presently in effect. Our dedicated service offering is typically subject to longer term written contracts than our non-dedicated truckload offering. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels.  In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a material adverse effect on our business, financial condition, and results of operations.

We depend on third-party providers, particularly in our Managed Freight segment where we offer brokerage and other logistics services, and service instability from these providers could increase our operating costs and reduce our ability to offer such services, which could adversely affect our revenue, results of operations, and customer relationships.

Our Managed Freight segment is dependent upon the services of third-party capacity providers, including other truckload carriers.  For this business, we do not own or control the transportation assets that deliver our customers' freight, and we do not employ the people directly involved in delivering the freight.  This reliance could also cause delays in reporting certain events, including recognizing revenue and claims.  These third-party providers may seek other freight opportunities and may require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, interruptions in service due to labor disputes, driver shortages, changes in regulations impacting transportation, and changes in transportation rates.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of owner operators. The truckload industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for owner operators who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs and hours-of-service changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. We believe the required implementation of ELDs in December 2017 has and may further tighten the market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers and owner operators, and our inability to do so may negatively impact our operations. Further, the compensation we offer our drivers and owner operator expenses are subject to market conditions, and we may find it necessary to increase driver and owner operator compensation in future periods.

In addition, we and many other truckload carriers suffer from a high turnover rate of drivers and owner operators.  This high turnover rate requires us to continually recruit a substantial number of drivers and owner operators in order to operate existing revenue equipment and maintain our owner operator fleet.  Our use of team-driven tractors in our expedited business requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor.  If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, adjust our compensation packages, increase the number of our tractors without drivers, or operate with fewer trucks and face difficulty meeting shipper demands, any of which could adversely affect our growth and profitability.

If our owner operator drivers are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be adversely affected.

Tax and other regulatory authorities, as well as owner operators themselves, have increasingly asserted that owner operator drivers in the trucking industry are employees rather than independent contractors, for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify owner operator drivers as employees, including legislation to increase the recordkeeping requirements for those that engage owner operator drivers and to heighten the penalties of companies who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of owner operator drivers as employees would help states with this initiative.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify owner operators as employees for a variety of purposes, including workers' compensation and health care coverage. In addition, companies that utilize lease-purchase owner operator programs, such as us, have been more susceptible to reclassification lawsuits and several recent court decisions have been made in favor of those seeking to classify as employees certain owner operator truck drivers that participated in lease-purchase programs. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. Our classification of owner operators has been the subject of audits by such authorities from time to time.  While we have been successful in continuing to classify our owner operator drivers as independent contractors and not employees, we may be unsuccessful in defending that position in the future. If our owner operator drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT and in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces.  We operate within Mexico by utilizing third-party carriers within that country.  Our company drivers and owner operators also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service.  Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs we incur, or higher costs incurred by suppliers who pass the costs on to us, could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size limits, hours-of-service, and mandating ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us.  The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations.  The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed, pending, suspended, and final regulations that could materially impact our business and operations.

The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, fleets are evaluated and ranked against their peers based on certain safety-related standards.  As a result, our fleet could be ranked poorly as compared to peer carriers.  We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers, limit the pool of available drivers, or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety backgrounds may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

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

In December 2015, Congress passed the FAST Act, which directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high-risk carriers and predicting future crash risk. This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate and reliable.  The FMCSA is expected to provide its report to Congress in early 2018 outlining the changes it will make to the CSA program in response to the study.  It is unclear if, when and to what extent such change will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could adversely affect our results of operations and profitability.

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
The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under regulations that were proposed in 2016, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. The proposed regulations were withdrawn in March 2017, but the FMCSA noted that a similar process may be initiated in the future.  If similar regulations were enacted and we were to receive an unfit or other negative safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations. In addition, poor safety performance could lead to increased risk of liability, increased insurance, maintenance and equipment costs and potential loss of customers, which could materially adversely affect our business, financial condition and results of operations.

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

Increased prices for new revenue equipment, design changes of new engines, volatility in the used equipment market, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

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

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, the supply of used tractors, the availability of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition and results of operations. Trades at depressed values and decreases in proceeds under equipment disposals and impairments of the carrying values of our revenue equipment could materially adversely affect our business, financial condition and results of operations.

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

Certain of our revenue equipment financing arrangements have balloon payments at the end of the finance terms equal to the values we expect to be able to obtain in the used market. To the extent the used market values are lower than that, we may be forced to sell the equipment at a loss and our results of operations would be materially adversely affected.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

We are highly dependent upon the services of our executive management team and other key personnel, including David R. Parker, our Chairman of the Board and Chief Executive Officer and Joey B. Hogan, our President and Chief Operating Officer. We currently do not have employment agreements with Messrs. Parker or Hogan.  Turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel, and could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers and attract, develop, and retain sufficient additional managers if we are to continue to improve our profitability and have appropriate succession planning for key management personnel.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

We made ten acquisitions between 1996 and 2006.  Accordingly, acquisitions have provided a substantial portion of our growth.  We may not have the financial capacity or be successful in identifying, negotiating, or consummating any future acquisitions.  If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected.  Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness.  If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

•	some of the acquired businesses may not achieve anticipated revenue, earnings or cash flows;

•	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;

•
we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	acquisitions could disrupt our ongoing business, distract our management and divert our resources;

•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

•	we could lose customers, employees and drivers of any acquired company; and

•	we may incur additional indebtedness.

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

In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL's majority owners would have received the option to purchase our ownership in TEL.  The options previously in effect were eliminated as part of the amendment.  TEL's majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. There is no assurance that we will be able to agree on a revised formula or that TEL's ownership incentives will not be changed as a result of this process.

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

We engage in receivables factoring arrangements pursuant to which our clients, consisting of smaller trucking companies, factor their receivables to us for a fee to facilitate faster cash flow.  We advance 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of any interest and fees on the amount advanced. We evaluate each client's customer base under predefined criteria.  These factored receivables are generally unsecured trade obligations, except when personal guarantees are received.  While we have procedures to monitor and limit exposure to credit risk on these receivables, there can be no assurance such procedures will continue to effectively limit collection risk and avoid losses. We periodically assess the credit risk of our client's customers and regularly monitor the timeliness of payments. Slowdowns, bankruptcies, or financial difficulties within the markets our clients serve may impair the financial condition of one or more of our client's customers and may hinder such customers' ability to pay the factored receivables on a timely basis or at all. If any of these difficulties are encountered, our cash flows and results of operations could be adversely impacted.

Our Chairman of the Board and Chief Executive Officer and his wife control a large portion of our stock and have substantial control over us, which could limit other stockholders' ability to influence the outcome of key transactions, including changes of control.

Our Chairman of the Board and Chief Executive Officer, David Parker, and his wife, Jacqueline Parker, beneficially own or have sole voting and dispositive power over approximately 19% of our outstanding Class A common stock and 100% of our Class B common stock.  On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes.  All outstanding shares of Class B common stock are owned by the Parkers and are convertible to Class A common stock on a share-for-share basis at the election of the Parkers or automatically upon transfer to someone outside of the Parker family.  This voting structure gives the Parkers approximately 37% of the voting power of all of our outstanding stock.  As such, the Parkers are able to substantially influence decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations.  This concentration of ownership could limit the price that some investors might be willing to pay for the Class A common stock, and could allow the Parkers to prevent or could discourage or delay a change of control, which other stockholders may favor.  The interests of the Parkers may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which other stockholders disagree.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010 when an executive memorandum was signed directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy tractors. In 2011, the NHTSA and the EPA adopted final rules that established the Phase 1 Standards.  The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in October 2016, the EPA and NHTSA published the final rule establishing the Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.  In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards.  If the trailer provisions of the Phase 2 Standards are permanently removed, we would expect that the Phase 2 Standards would have a reduced effect on our operations. In addition, future additional emission regulations are possible.  Any such regulations that impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

If we cannot effectively manage the challenges associated with doing business internationally, our operating revenue and profitability may suffer.

A component of our operations is the business we conduct in Mexico and to a lesser extent Canada, and we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico and Canada, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, theft or vandalism of our revenue equipment, and social, political, and economic instability.

In addition, if we are unable to maintain our Free and Secure Trade ("FAST"), Business Alliance for Secure Commerce ("BASC"), and Customs-Trade Partnership Against Terrorism ("C-TPAT") status, we may have significant border delays. This could cause our Mexican and Canadian operations to be less efficient than those of competing capacity providers that have FAST, BASC, and C-TPAT status and operate in Mexico or Canada. We also face additional risks associated with our foreign operations, including restrictive trade policies and duties, taxes, or government royalties imposed by the Mexican or Canadian governments, to the extent not preempted by the terms of the North American Free Trade Agreement.

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, owner operators, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

These types of cases have increased since March 2014 when the Ninth Circuit Court of Appeals held that the application of California state wage and hour laws to interstate truck drivers is not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stands. Current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may vary significantly from federal law. As a result, we, along with other companies in the industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. Federal legislation has been proposed in the past to solidify the preemption of state and local wage and hour laws applied to interstate truck drivers; however, passage of such legislation is uncertain. If such federal legislation is not passed, we may either need to comply with the most restrictive state and local laws across our entire fleet, or overhaul our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, and decreased efficiency.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Our expedited operations, historically have experienced a greater reduction in first quarter demand than our other operations.  Revenue also can be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims, and more equipment repairs. In addition, many of our customers, particularly those in the retail industry where we have a large presence, demand additional capacity during the fourth quarter, which limits our ability to take advantage of more attractive spot market rates that generally exist during such periods.  Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations.  Recently, the duration of this increased period of demand in the fourth quarter has shortened, with certain customers requiring the same volume of shipments over a more condensed timeframe, resulting in increased stress and demand on our network, people, and systems.  If this trend continues, it could make satisfying our customers and maintaining the quality of our service during the fourth quarter increasingly difficult.  We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.  Weather and other seasonal events could adversely affect our operating results.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 Tax Cuts and Jobs Act. The new law requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the new law and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the new law in our accompanying audited financial statements, further regulatory or GAAP accounting guidance for the law, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate.  There are also likely to be significant future impacts that these tax reforms will have on our future financial results and our business strategies. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material impact on our future results.

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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against our SRT subsidiary relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  We are appealing the District Court’s decision on damages to the Sixth Circuit.

Our SRT subsidiary is a defendant in a lawsuit filed on December 16, 2016 in the Superior Court of San Bernardino County, California.  The lawsuit was filed on behalf of David Bass (a California resident and former driver), who is seeking to have the lawsuit certified as a class action case wherein he alleges violation of multiple California wage and hour statutes over a four year period of time, including failure to pay wages for all hours worked, failure to provide meal periods and paid rest breaks, failure to pay for rest and recovery periods, failure to reimburse certain business expenses, failure to pay vested vacation, unlawful deduction of wages, failure to timely pay final wages, failure to provide accurate itemized wage statements, unfair and unlawful competition, as well as various state claims.  The case was removed from state court in February, 2017 to the U.S. District Court in the Central District of California, and subsequently, SRT moved the District Court to transfer venue of the case to the U.S. District Court sitting in the Western District of Arkansas.  The motion to transfer was approved by the California District Court in July, 2017, and the case will now be heard in the U.S. District court in the Western District of Arkansas.

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

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market, under the symbol "CVTI." The following table sets forth, for the calendar periods indicated, the range of high and low sales price for our Class A common stock as reported by NASDAQ from January 1, 2016, to December 31, 2017.

Period	High	Low

Calendar Year 2016:

1st Quarter	$25.77	$13.60
2nd Quarter	$25.22	$16.31
3rd Quarter	$23.51	$16.50
4th Quarter	$22.61	$14.26

Calendar Year 2017:

1st Quarter	$22.40	$17.25
2nd Quarter	$20.44	$16.11
3rd Quarter	$29.58	$15.86
4th Quarter	$30.61	$24.79

On February 16, 2018, the last reported sale price of our Class A common stock on the NASDAQ Global Select Market was $26.25.

As of February 16, 2018, we had approximately 87 stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of February 26, 2018, Mr. Parker, together with certain of his family members, owned all of the outstanding Class B common stock.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended December 31, 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2017	-	-	-	-
November 1-30, 2017	390	$28.91	-	-
December 1-31, 2017	17,986	$28.73	-	-
Total	18,376	$28.73	-	-

(1)
Includes 390 and 17,986 shares of Class A common stock withheld at $28.91 and $28.73 per share, respectively (under the terms of grants under the Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  The withholding of shares was permitted under the applicable award agreements and was not part of any stock repurchase plan.

ITEM 6.          SELECTED FINANCIAL DATA

(In thousands, except per share and operating data amounts)
	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Freight revenue	$626,809	$610,845	$640,120	$578,204	$538,933
Fuel surcharge revenue	78,198	59,806	84,120	140,776	145,616
Total revenue	$705,007	$670,651	$724,240	$718,980	$684,549

Operating expenses:
Salaries, wages, and related expenses	241,784	234,526	244,779	231,761	218,946
Fuel expense	103,139	103,108	122,160	168,856	186,002
Operations and maintenance	48,774	45,864	46,458	47,251	50,043
Revenue equipment rentals and purchased transportation	141,954	117,472	118,583	111,772	102,954
Operating taxes and licenses	9,878	11,712	11,016	10,960	10,969
Insurance and claims (1)	33,155	32,596	31,909	39,594	30,305
Communications and utilities	6.938	6,057	6,162	5,806	5,240
General supplies and expenses	14,783	14,413	14,007	16,950	16,002
Depreciation and amortization, including gains and losses on disposition of equipment and impairment of assets	76,447	72,456	61,384	46,384	43,694
Total operating expenses	676,852	638,204	656,458	679,334	664,155
Operating income	28,155	32,447	67,782	39,646	20,394
Interest expense, net	8,258	8,226	8,445	10,794	10,397
Income from equity method investment	(3,400)	(3,000)	(4,570)	(3,730)	(2,750)
Income before income taxes	23,297	27,221	63,907	32,582	12,747
Income tax (benefit) expense	(32,142)	10,386	21,822	14,774	7,503
Net income	$55,439	$16,835	$42,085	$17,808	$5,244

Basic income per share	$3.03	$0.93	$2.32	$1.17	$0.35

Diluted income per share	$3.02	$0.92	$2.30	$1.15	$0.35

Basic weighted average common shares outstanding	18,279	18,182	18,145	15,250	14,837

Diluted weighted average common shares outstanding	18,372	18,266	18,311	15,517	15,039

	Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Net property and equipment	$464,072	$465,471	$454,049	$382,491	$329,608
Total assets (2)	$649,668	$620,538	$646,717	$539,304	$461,188
Long-term debt and capital lease obligations, less current maturities	$186,242	$188,437	$206,604	$172,903	$182,677
Total stockholders' equity	$295,201	$236,414	$202,160	$169,204	$100,360

Selected Operating Data:
Capital expenditures (proceeds), net (3)	$72,006	$59,052	$148,994	$89,455	$91,976
Average freight revenue per loaded mile (4)	$1.89	$1.86	$1.89	$1.77	$1.66
Average freight revenue per total mile (4)	$1.70	$1.67	$1.69	$1.60	$1.49
Average freight revenue per tractor per week (4)	$3,917	$3,881	$3,967	$3,777	$3,411
Average miles per tractor per year	120,043	121,782	122,508	123,275	119,375
Weighted average tractors for year (5)	2,557	2,593	2,700	2,609	2,777
Total tractors at end of period (5)	2,559	2,535	2,656	2,665	2,688
Total trailers at end of period (6)	6,846	7,389	6,978	6,722	6,861
Team-driven tractors as percentage of fleet	38.1%	38.7%	35.3%	32.1%	29.2%

(1)	2017 and 2014 insurance and claims expense includes $0.9 million and $7.5 million of additional reserves for 2008 cargo claim, respectively.
(2)	Adjusted for retrospective adoption of ASU 2015-17.
(3)	Includes equipment purchased under capital leases.
(4)	Excludes fuel surcharge revenue.
(5)	Includes monthly rental tractors and tractors provided by owner operators.
(6)	Excludes monthly rental trailers.

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

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report on Form 10-K, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. In this Item 7, statements relating to future demand for and supply of new and used tractors and trailers (including expected prices of such equipment), expected sources and adequacy of working capital and liquidity, future relationships, use, compensation, and availability with respect to third-party service providers, future driver market conditions, future allocation of capital, expected settlement of operating lease obligations, future asset sales and acquisitions, future insurance, litigation, and claims levels and expenses, future tax rates, expense, and deductions, future fuel management, expense, and the future effectiveness of fuel surcharge programs and price hedges, future interest rates and effectiveness of interest rate swaps, expected capital expenditures (including the future mix of lease and purchase obligations), future trucking capacity, expected freight demand and volumes, future rates, future depreciation and amortization, future compliance with and impact of existing and proposed federal and state laws and regulations, future salaries, wages, and other employee benefit expenses, future earnings from and value of our investments, future customer relationships, future defaults under debt agreements, future payment of financing and lease liabilities, future performance of our subsidiaries, future credit availability, including expected borrowing base increases in our credit facility, expected transition to and effect of new accounting standards, expected effect of remeasured deferred tax assets, and future operating and maintenance expenses,  among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

EXECUTIVE OVERVIEW

While we have generally been pleased with recent profitability levels and operational improvements, particularly at SRT, we still have work ahead as operating results were behind those of 2016. Additionally, we were disappointed with our fourth quarter peak season for the second consecutive year.  In addition to managing our operating costs, we continue to evaluate the most effective level of participation in the peak season and the manner of allocating our assets and coordinating third party capacity. We remain committed to providing peak capacity for our customers; however, we will need to challenge our pricing models to ensure we are appropriately rewarded for our efforts related to this valuable annual shipping period.

We are encouraged by our continued profitability and we continue to focus on our turnaround efforts at SRT, which realized a more than a 400 basis point improvement in its operating margin compared to 2016. We are also continuing to deleverage our balance sheet, resulting in total indebtedness, net of cash and including the present value of off-balance sheet lease obligations, decreasing approximately $6.6 million since December 31, 2016.  Additionally, earnings included the approximately $40.1 million favorable effective tax rate impact from the Tax Cuts and Jobs Act of 2017, and the reduced negative impact of the fuel hedges have increased tangible book value per basic share 24.4% to $16.11 from $12.95 at December 31, 2016.

Our annual operating ratio deteriorated 80 basis points to 96.0%.  Our adjusted operating ratio (as defined below), a key measure of profitability in our industry, also deteriorated 80 basis points to a 95.5%.  These unfavorable changes were primarily the result of the significantly more expensive third-party capacity during the latter portion of the year, affecting our Managed Freight and Truckload segments, as well as increased employee wages and increased capital costs compared to 2016.  Our consolidated financial results are summarized as follows:

●	Total revenue was $705.0 million, compared with $670.7 million for 2016, and freight revenue (which excludes revenue from fuel surcharges) was $626.8 million, compared with $610.8 million for 2016;

●	Operating income was $28.1 million, compared with operating income of $32.4 million for 2016;

●	Net income was $55.4 million, or $3.02 per diluted share, compared with net income of $16.8 million, or $0.92 per diluted share, for 2016;

●	Our equity investment in TEL provided $3.4 million of pre-tax earnings in 2017, compared to $3.0 million for 2016; and

●	Stockholders' equity and tangible book value at December 31, 2017, were $295.2 million, or $16.11 per basic share.

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

Operating Ratio

Operating Ratio (“OR”) From 2015 to 2017

GAAP Operating Ratio:	2017	OR %	2016	OR %	2015	OR %
Total revenue	$705,007		$670,651		$724,240
Total operating expenses	676,852	96.0%	638,204	95.2%	656,458	90.6%
Operating income	$28,155		$32,447		$67,782

Adjusted Operating Ratio:	2017	Adj. OR %	2016	Adj. OR %	2015	Adj. OR %
Total revenue	$705,007		$670,651		$724,240
Less: Fuel surcharge revenue:	78,198		59,806		84,120
Revenue (excluding fuel surcharge revenue)	626,809		610,845		640,120

Total operating expenses	676,852		638,204		656,458
Less: Fuel surcharge revenue	78,198		59,806		84,120
Total operating expenses (net of fuel surcharge revenue)	598,654	95.5%	578,398	94.7%	572,338	89.4%
Operating income	$28,155		$32,447		$67,782

Outlook

For 2018, we are forecasting sequential operating income improvement throughout the year. We believe the combination of an improving economy, tightening truckload supply dynamics, industry regulatory changes including the ELD mandate and its enforcement, depleting inventories, year-over-year net fuel expense savings from our improved fuel hedge positions, and further operational progress at SRT should deliver increased pre-tax earnings for the full year of 2018. In addition, we expect earnings improvement from the estimated favorable effective tax rate impact of the Tax Cuts and Jobs Act of 2017. We are currently estimating our 2018 effective income tax rate to be in the range of 24.0% to 27.0%. We expect year-over-year average freight revenue per truck to be positive by a mid-to-high single digit percentage, inflecting more positively later in the year as a large portion of annual contractual rate revisions are implemented during the second quarter of 2018. Our expectation of positive year-over-year pretax income includes higher employee wages for each quarter of 2018 versus comparable 2017 quarters. We also expect a decline in the operating income of our non-asset based logistics service offering to partially offset the forecasted operating income improvement for our Truckload service offering. Within the non-asset based logistics service offering, we expect some margin deterioration resulting from higher purchased transportation expense, coupled with planned investments in strategic employees and a new transport management system designed to enhance our supply chain services and growth potential.  From a balance sheet perspective, with net capital expenditures scheduled to be below normal due to the timing of our expected replacement cycle, along with anticipated positive operating cash flows, we expect to further reduce combined balance sheet and off-balance sheet debt over the course of fiscal 2018.

RESULTS OF CONSOLIDATED OPERATIONS

The following table sets forth total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated:

Revenue

	Year ended December 31,
(in thousands)	2017	2016	2015
Revenue:
Freight revenue	$626,809	$610,845	$640,120
Fuel surcharge revenue	78,198	59,806	84,120
Total revenue	$705,007	$670,651	$724,240

For 2017, total revenue increased $34.4 million, or 5.1%, to $705.0 million from $670.7 million in 2016.  Freight revenue increased $16.0 million, or 2.6%, to $626.8 million for 2017, from $610.8 million in 2016, while fuel surcharge revenue increased $18.4 million year-over-year.  The increase in freight revenue resulted from a $22.8 million increase in revenues from Managed Freight, partially offset by a $6.8 million decrease in freight revenue from our Truckload segment.

The decrease in 2017 Truckload revenue relates to a $4.2 million decrease in freight revenue contributed by our temperature-controlled intermodal service offering, a decrease in our average tractor fleet of 1.4% from 2016, partially offset by an increase in average freight revenue per tractor per week of 0.9% compared to 2016.  The increase in average freight revenue per tractor per week is the result of a 2.1% increase, or 3.6 cents per mile, in average rate per total mile, partially offset by a 1.4% decrease in average miles per unit when compared to 2016.  Team driven units decreased approximately 11.6% to an average of 912 teams in 2017 from 1,032 teams in 2016.

The increase in Managed Freight revenue is primarily as a result of spot market opportunities related to the hurricane-affected regions during 2017 and growth with existing customers compared with the same 2016 periods.

For 2016, total revenue decreased $53.6 million, or 7.4%, to $670.7 million from $724.2 million in 2015.  Freight revenue decreased $29.3 million, or 4.6%, to $610.8 million for 2016, from $640.1 million in 2015, while fuel surcharge revenue decreased $24.3 million year-over-year.  The decrease in freight revenue resulted from a $30.4 million decrease in freight revenue from our Truckload segment, partially offset by a $1.1 million increase in revenues from Managed Freight.

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

The increase in Managed Freight revenue is primarily the result of improved coordination with our Truckload segment, additional business from new customers added during the year, and the full year effect of a large customer added in 2015.

If capacity tightens as a result of regulations impacting the industry or economic growth, we expect the pricing environment to improve into 2018 and 2019, offset in part by higher driver pay and other inflationary costs. Further, in the fourth quarter of 2017, we exited the temperature-controlled intermodal business, which provided $11.0 million of total revenue in 2017, in order to focus on our objective to continue improvements at SRT, which could result in more muted revenue growth at SRT.

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

Salaries, wages, and related expenses

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Salaries, wages, and related expenses	$241,784	$234,526	$244,779
% of total revenue	34.3%	35.0%	33.8%
% of freight revenue	38.6%	38.4%	38.2%

Salaries, wages, and related expenses increased approximately $7.3 million, or 3.1%, for the year ended December 31, 2017, compared with 2016.  As a percentage of total revenue, salaries, wages, and related expenses decreased to 34.3% of total revenue for the year ended December 31, 2017, as compared to 35.0% in 2016.  As a percentage of freight revenue, salaries, wages, and related expenses increased slightly to 38.6% of freight revenue for the year ended December 31, 2017, from 38.4% in 2016. The change in salaries, wages, and related expenses is primarily due to pay adjustments for both driver and non-drivers since 2016 and an increase in non-driver incentive compensation. Additionally, fees paid to third party agents increased $1.1 million as a result of improved Managed Freight revenue and workers’ compensation costs increased approximately 0.4 cents per mile as compared to the historic lows of 2016.

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

Going forward, we believe salaries, wages, and related expenses will increase as a result of a tight driver market, wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to reduce the number of unseated tractors in our fleet in a tight market for drivers. Additionally, when the freight market allows for an increase in rates we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers.  Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by owner operators and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Fuel expense	$103,139	$103,108	$122,160
% of total revenue	14.6%	15.4%	16.9%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the DOE for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Fuel prices as measured by the DOE averaged approximately $0.35 cents per gallon higher in 2017 than 2016 and $0.40 cents per gallon lower in 2016 than 2015.

Additionally, $4.1 million, $16.7 million, and $15.3 million were reclassified from accumulated other comprehensive income (loss)  to our results from operations for the years ended December 31, 2017, 2016, and 2015, respectively, as additional fuel expense for 2017, 2016 and 2015, related to losses on fuel hedge contracts that expired.  We previously evaluated these contracts for "hedge effectiveness," which is the extent to which the hedge contract effectively offsets changes in cash flows that the contract was intended to offset.  At December 31, 2017, all fuel hedge contracts were deemed to be effective and thus continue to qualify as cash flow hedges. As a result of our early adoption of ASU 2017-12, we are no longer required to measure or record hedge ineffectiveness.

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to owner operators and other third parties, which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge collection, the percentage of miles driven by company tractors, our fuel economy, and our percentage of deadhead miles, for which we do not receive material fuel surcharge revenues.  Net fuel expense is shown below:

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Total fuel surcharge	$78,198	$59,806	$84,120
Less: Fuel surcharge revenue reimbursed to owner operators and other third parties	7,997	6,250	7,790
Company fuel surcharge revenue	$70,201	$53,556	$76,330
Total fuel expense	$103,139	$103,108	$122,160
Less: Company fuel surcharge revenue	70,201	53,556	76,330
Net fuel expense	$32,938	$49,552	$45,830
% of freight revenue	5.3%	8.1%	7.2%

Total fuel expense remained flat for the year ended December 31, 2017, compared with 2016.  As a percentage of total revenue, total fuel expense decreased to 14.6% for the year ended December 31, 2017, from 15.4% in 2016. As a percentage of freight revenue, total fuel expense decreased to 16.5% of freight revenue for the year ended December 31, 2017, from 16.9% in 2016.  These increases primarily related to higher fuel prices in 2017, offset by net losses from fuel hedging transactions of $4.1 million in 2017 compared to $16.7 million in 2016.

Net fuel expense decreased $16.6 million, or 33.5%, for the year ended December 31, 2017 compared to 2016.  As a percentage of freight revenue, net fuel expense decreased 2.9% for the year ended December 31, 2017 compared to 2016.  These decreases primarily resulted from higher fuel surcharge recovery as a result of decreased broker freight and the tiered reimbursement structure of certain fuel surcharge agreements. The decreases were partially offset by a greater percentage of miles driven by owner operators, where we pay a rate that reflects then-existing fuel prices and we do not have the natural hedge created by fuel surcharge.

For the year ended December 31, 2016, total fuel expense decreased approximately $19.1 million, or 15.6%, compared with 2015.  As a percentage of total revenue, total fuel expense decreased to 15.4% of total revenue for the year ended December 31, 2016, from 16.9% in 2015. As a percentage of freight revenue, total fuel expense decreased to 16.9% of freight revenue for the year ended December 31, 2016, from 19.1% in 2015.  These decreases primarily related to lower fuel prices and an increase in our average fuel miles per gallon during 2016 as a result of purchasing equipment with more fuel-efficient engines.  The decreases were partially offset by increased net losses from fuel hedging transactions of $16.7 million in 2016 compared to $13.9 million in 2015.

Net fuel expense increased $3.7 million, or 8.1%, for the year ended December 31, 2016 compared to 2015.  As a percentage of freight revenue, net fuel expense increased 0.9% for the year ended December 31, 2016 compared to 2015.  These increases primarily resulted from lower fuel surcharge recovery as a result of increased broker freight and the tiered reimbursement structure of certain fuel surcharge agreements. The increases were partially offset by improved miles per gallon due to new engine technology, internal fuel efficiency initiatives, and a greater percentage of miles driven by owner operators, where we pay a rate that reflects then-existing fuel prices and we do not have the natural hedge created by fuel surcharge.

We expect to continue managing our idle time and tractor speeds, investing in more fuel-efficient tractors to improve our miles per gallon, locking in fuel hedges when deemed appropriate, and partnering with customers to adjust fuel surcharge programs that are inadequate to recover a fair portion of fuel costs.  Going forward, our net fuel expense is expected to fluctuate as a percentage of revenue based on factors such as diesel fuel prices, percentage recovered from fuel surcharge programs, percentage of uncompensated miles, percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue), percentage of revenue generated by refrigerated operation (which uses diesel fuel for refrigeration, but usually does not recover fuel surcharges on refrigeration fuel), percentage of revenue generated from owner operators, the success of fuel efficiency initiatives, and gains and losses on fuel hedging contracts.

Given recent historical lows, we would expect diesel fuel prices to increase over the next few years. We are continuing our efforts to increase our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units. If these efforts are successful, it could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense. Also, due to hedging contracts being locked in at a fixed rate on a portion of the fuel gallons we expect to use in 2018, we expect net fuel expense to decline in 2018 if fuel prices remain flat or increase. We do not currently have fuel hedging contracts for periods beyond 2018.

Operations and maintenance

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Operations and maintenance	$48,774	$45,864	$46,458
% of total revenue	6.9%	6.8%	6.4%
% of freight revenue	7.8%	7.5%	7.3%

Operations and maintenance increased $2.9 million, or 6.3%, for the year ended December 31, 2017, compared with 2016.  As a percentage of total revenue, operations and maintenance remained relatively flat at 6.9% of total revenue in 2017, compared with 6.8% in 2016.  As a percentage of freight revenue, operations and maintenance increased to 7.8% of freight revenue for 2017, from 7.5% in 2016, primarily due to extending the trade cycle of our tractors in the second half of 2016, as well as unloading and other operational costs associated with our increase in dedicated freight that was added since the first quarter of 2016.

For the year ended December 31, 2016, operations and maintenance decreased $0.6 million, or 1.3%, compared with 2015.  As a percentage of total revenue, operations and maintenance remained relatively flat at 6.8% of total revenue in 2016, compared with 6.4% in 2015.  As a percentage of freight revenue, operations and maintenance increased to 7.5% of freight revenue for 2016, from 7.3% in 2015 due to an increase in unloading and other operational costs associated with our increase in dedicated freight, partially offset by lower maintenance cost on our revenue equipment.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Revenue equipment rentals and purchased transportation	$141,954	$117,472	$118,583
% of total revenue	20.1%	17.5%	16.4%
% of freight revenue	22.6%	19.2%	18.5%

Revenue equipment rentals and purchased transportation increased approximately $24.5 million, or 20.8%, for the year ended December 31, 2017, compared with 2016.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 20.1% of total revenue for the year ended December 31, 2017, from 17.5% in 2016.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 22.6% of freight revenue for the year ended December 31, 2017, from 19.2% in 2016. These changes were primarily the result of a $19.8 million increase in payments to third-party transportation providers primarily related to increased revenues for our Managed Freight segment and the increased need for outside capacity to meet the demands of peak season for our Truckload services. Additionally, the percentage of the total miles run by owner-operators increased from 9.7% for 2016 to 10.3% for 2017. These increases were partially offset by reduced expenses resulting from a reduction and subsequent elimination of our temperature-controlled intermodal service offering.

For the year ended December 31, 2016, revenue equipment rentals and purchased transportation decreased approximately $1.1 million, or 0.9%, compared with 2015.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 17.5% of total revenue for the year ended December 31, 2016, from 16.4% in 2015.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 19.2% of freight revenue for the year ended December 31, 2016, from 18.5% in 2015. These changes were primarily the result of a $0.7 million increase in payments to third-party transportation providers related to increased revenues for our Managed Freight segment and growth of our temperature-controlled intermodal service offering.  These increases were partially offset by a decrease in leased equipment rental payments due to a reduction in our trailers under operating leases from 2,239 at December 31, 2015 to 1,695 at December 31, 2016. We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or capital leases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow our Managed Freight segment.

We expect purchased transportation to increase as we seek to grow our Managed Freight segment. In addition, if fuel prices continue to increase, it would result in a further increase in what we pay third party carriers and owner operators.  However, this expense category will fluctuate with the number and percentage of loads hauled by owner operators, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases.  In addition, factors such as the cost to obtain third party transportation services, and growth of our intermodal service offerings, and the amount of fuel surcharge revenue passed through to the third party carriers and owner operators will affect this expense category.  If industry-wide trucking capacity were to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers, owner operators, and intermodal transportation providers, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit owner operators and, if we are successful, we would expect this line item to increase as a percentage of revenue. Further, we exited the temperature-controlled intermodal business in the fourth quarter of 2017 in order to focus on our objective to continue improvements at SRT. As a result, we expect purchased transportation costs at SRT to decrease going forward, which could partially offset any increase in consolidated purchased transportation.

Operating taxes and licenses

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Operating taxes and licenses	$9,878	$11,712	$11,016
% of total revenue	1.4%	1.7%	1.5%
% of freight revenue	1.6%	1.9%	1.7%

Operating taxes and licenses decreased approximately $1.8 million, or 15.7%, for the year ended December 31, 2017, compared with 2016.  As a percentage of total revenue, operating taxes and licenses decreased to 1.4% of total revenue for the year ended December 31, 2017, from 1.7% in 2016.  As a percentage of freight revenue, operating taxes and licenses decreased to 1.6% of freight revenue for the year ended December 31, 2017, from 1.9% in 2016. The decrease in operating taxes and licenses, including as a percentage of total revenue and freight revenue, is primarily due to the settlement of a property tax matter that resulted in a decrease of a prior year’s assessment and related refund, as well as a lower truck count.

For the 2016 year compared to 2015, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Insurance and claims	$33,155	$32,596	$31,909
% of total revenue	4.7%	4.9%	4.4%
% of freight revenue	5.3%	5.3%	5.0%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $0.6 million, or 1.7%, for year ended December 31, 2017, compared to 2016.  As a percentage of total revenue, insurance and claims decreased to 4.7% of total revenue for the year ended December 31, 2017, from 4.9% in 2016.  As a percentage of freight revenue, insurance and claims remained flat at 5.3% of freight revenue for the years ended December 31, 2017 and 2016. The change in total revenue resulted from increased accident severity early in 2017, partially offset by an 8.2% improvement in DOT reportable accidents per million miles driven for the 2017 year. Total insurance cost increased to 10.7 cents per mile for 2017 from 10.3 cents per mile in 2016.

Insurance and claims increased approximately $0.7 million, or 2.2%, for year ended December 31, 2016, compared to 2015.  As a percentage of total revenue, insurance and claims increased to 4.9% of total revenue for the year ended December 31, 2016, from 4.4% in 2015.  As a percentage of freight revenue, insurance and claims increased to 5.3% of freight revenue for the year ended December 31, 2016, from 5.0% in 2015. These increases are primarily related to the $3.6 million benefit in the second quarter of 2015 from commutation of our auto liability policy for the period from April 1, 2013, through September 30, 2014.  These increases also resulted from increased accident severity, resulting in total insurance cost increasing to 10.3 cents per mile for 2016 from 9.6 cents per mile in 2015. These increases were partially offset by decreased accident rates in 2016, as measured by a 6.8% improvement in DOT reportable accidents per million miles driven at 0.82% – the second lowest in the last ten years.

Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts.  The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers.  This is referred to as "commuting" the policy or "policy commutation."  In several past periods, including the policy period from April 1, 2013, through September 30, 2014, commuted in 2015, we have commuted the policy, which has lowered our insurance and claims expense. We are also self-insured for physical damage to our equipment.  Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations.  We have accrued a reserve in connection with a judgment that was rendered against us based on a 2008 cargo claim.  We recorded an additional $0.9 million of expense in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of our previous appeal.  We are currently pursuing a second appeal to the Sixth Circuit Court of Appeals related to the District Court’s decision on damages.  If these further proceedings are resolved favorably to us, any reduction of the accrual could reduce insurance and claims expense in the period in which the claim is resolved. On the other hand, if the proceedings are not resolved favorably, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest. We periodically evaluate strategies to efficiently reduce our insurance and claims expense, which in the past have included the commutation of our auto liability insurance policy.  We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense.

Communications and utilities

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Communications and utilities	$6,938	$6,057	$6,162
% of total revenue	1.0%	0.9%	0.9%
% of freight revenue	1.1%	1.0%	1.0%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
General supplies and expenses	$14,783	$14,413	$14,007
% of total revenue	2.1%	2.1%	1.9%
% of freight revenue	2.4%	2.4%	2.2%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Depreciation and amortization	$76,447	$72,456	$61,384
% of total revenue	10.8%	10.8%	8.5%
% of freight revenue	12.2%	11.9%	9.6%

Depreciation and amortization consists primarily of depreciation of tractors, trailers and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets.  Depreciation and amortization in 2017 increased $4.0 million, or 5.5%, compared with 2016.  As a percentage of total revenue, depreciation and amortization remained flat at 10.8% of total revenue for the years ended December 31, 2017 and 2016.  As a percentage of freight revenue, depreciation and amortization increased to 12.2% of freight revenue for the year ended December 31, 2017, from 11.9% in 2016. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $0.8 million in 2017 from 2016, primarily as a result of the full year effect of the decreased salvage values implemented in 2016. Additionally, the soft used truck market contributed to losses on the sale of property and equipment of $4.0 million in 2017 compared to losses of $0.8 million in 2016.

For the year ended December 31, 2016, depreciation and amortization increased $11.1 million, or 18.0%, compared with 2015.  As a percentage of total revenue, depreciation and amortization increased to 10.8% of total revenue for the year ended December 31, 2016 compared to 8.5% for 2015.  As a percentage of freight revenue, depreciation and amortization increased to 11.9% of freight revenue for the year ended December 31, 2016, from 9.6% in 2015. Depreciation, consisting primarily of depreciation of revenue equipment and excluding gains and losses, increased $9.6 million in 2016 from 2015, primarily as a result of more owned equipment and a significant reduction on the value of used tractors resulting in a change to residual values. Losses on the disposal of property and equipment totaled $0.8 million in 2016, as compared to gains of $0.6 million in 2015.

We expect depreciation and amortization to stabilize as the impact of the significant 2016 reductions in residual values will flatten on a comparative basis going forward. Additionally, if the used tractor market were to decline further, we could have to adjust residual values again and increase depreciation or experience increased losses on sale.

Interest expense, net

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Interest expense, net	$8,258	$8,226	$8,445
% of total revenue	1.2%	1.2%	1.2%
% of freight revenue	1.3%	1.3%	1.3%

For the periods presented, the change in interest expense, net was not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Year ended December 31,
(in thousands)	2017	2016	2015
Income from equity method investment	$3,400	$3,000	$4,570

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. Given TEL's growth during the three years preceding 2015 and volatility in the used and leased equipment markets in which TEL operates, including the recent softening of the used tractor market, the impact on our earnings resulting from our investment and TEL's profitability was more moderate in 2017 and 2016 when compared to 2015, For the year ended December 31, 2017, our earnings resulting from our investment in TEL increased $0.4 million, primarily as a result of growth in TEL’s lease offerings.  We expect the impact on our earnings resulting from our investment in TEL to improve year-over-year, particularly if the used equipment market stabilizes or improves.

Income tax (benefit) expense

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Income tax (benefit) expense	$(32,142)	$10,386	$21,822
% of total revenue	(4.6)%	1.5%	3.0%
% of freight revenue	(5.1)%	1.7%	3.4%

Income tax (benefit) expense fluctuated approximately $42.5 million, or 409.5%, for the year ended December 31, 2017, compared with 2016.  As a percentage of total revenue, income tax (benefit) expense decreased to -4.6% of total revenue for 2017 from 1.5% in 2016.  As a percentage of freight revenue, income tax (benefit) expense decreased to -5.1% of freight revenue for 2017 compared to 1.7% in 2016. These decreases were primarily related to the $40.1 million remeasurement of deferred taxes due to the Tax Cuts and Jobs Act of 2017. Additionally, primarily as a result of tax-planning strategies implemented during the fourth quarter of 2017, we were able to remove valuation allowances on certain state tax net operating losses providing for additional favorable impact of $1.2 million.  These decreases were partially offset by the $3.9 million decrease in pre-tax income in 2017 compared to 2016, resulting from the declines in operating income noted above.

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

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. Our effective tax rate for 2017 was an anomaly due to the nonrecurring remeasurement of deferred taxes noted above related to the Tax Cuts and Jobs Act of 2017.  We are currently estimating our 2018 effective income tax rate to be in the range of 24.0% to 27.0%.

RESULTS OF SEGMENT OPERATIONS

We have two reportable segments, truckload services, which we refer to as Truckload. In addition, our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage and logistics service provided both directly and through freight brokerage agents, who are paid a commission for the freight they provide. These operations consist of several operating segments, which are aggregated due to similar margins and customers.  Included within Managed Freight is also our accounts receivable factoring business, which does not meet the aggregation criteria but only accounts for $3.1 million of revenue. The operation of each of these businesses is described in our notes to Item 1 of Part 1 of this Annual Report on Form 10-K.

"Unallocated Corporate Overhead" includes costs that are incidental to our activities and are not specifically allocated to one of the segments. The following table summarizes financial and operating data by segment:

	Year ended December 31,
(in thousands)	2017	2016	2015
Revenues:
Truckload	$612,834	$601,226	$655,918
Managed Freight	92,173	69,425	68,322
Total	$705,007	$670,651	$724,240
Operating Income (loss):
Truckload	$38,781	$37,031	$74,107
Managed Freight	8,588	7,631	5,768
Unallocated Corporate Overhead	(19,214)	(12,215)	(12,093)
Total	$28,155	$32,447	$67,782

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Our Truckload revenue increased $11.6 million, as fuel surcharge revenue increased $18.4 million, offset by a decrease in freight revenue of $6.8 million. The decrease in freight revenue relates to a $4.2 million decrease in freight revenue contributed by our temperature-controlled intermodal service offering, a decrease in our average tractor fleet of 1.4% from 2016, partially offset by an increase in average freight revenue per tractor per week of 0.9% compared to 2016.  The increase in average freight revenue per tractor per week is the result of a 2.1% increase, or 3.6 cents per mile, in average rate per total mile, partially offset by a 1.4% decrease in average miles per unit when compared to 2016.  Team driven units decreased approximately 11.6% to an average of 912 teams in 2017 from 1,032 teams in 2016.

Our Truckload operating income was $1.7 million higher in 2017 than 2016 primarily as a result of a decrease in operating costs per mile, net of fuel surcharge revenue, due primarily to decreased net fuel expense, partially offset by increased purchased transportation expenses, depreciation and amortization expense, and operations and maintenance expense.

Managed Freight total revenue increased $22.8 million in 2017 compared to 2016 and Managed Freight operating income increased $1.0 million in 2017 compared to 2016. These improvements are primarily the result of spot market opportunities related to the hurricane-affected regions during 2017 and growth with existing customers compared to 2016.

Unallocated corporate overhead increased primarily as a result of increased salaries and wages, including workers’ compensation expense, compared to the historic lows for workers’ compensation in 2016, as well as non-driver headcount increases since 2016 and increased non-driver incentive compensation. Non-driver headcount increased in 2017 due to strategic initiatives in information technology.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Our Truckload revenue decreased $54.7 million, as freight revenue decreased $30.4 million and fuel surcharge revenue decreased $24.3 million. The decrease in freight revenue relates to a decrease in average freight revenue per tractor per week of 2.2% compared to 2015, partially offset by a $1.7 million increase in freight revenue contributed by our temperature-controlled intermodal service offering, as well as a decrease in our average tractor fleet of 3.9% from 2015. The decrease in average freight revenue per tractor per week is the result of a 1.3% decrease, or 2.2 cents per mile, in average rate per total mile and a 0.6% decrease in average miles per unit when compared to 2015.  Additionally, team driven units increased approximately 5.3% to an average of approximately 1,000 teams in 2016 compared to approximately 950 in 2015.

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

Managed Freight total revenue increased $1.1 million in 2016 compared to 2015 and operating income increased $1.9 million for the same period. These improvements are primarily the result of improved coordination with our Truckload segment, additional business from new customers added during the year, and the full year effect of a large customer added in 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases. We had working capital (total current assets less total current liabilities) of $81.1 million and $47.9 million at December 31, 2017 and 2016, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

As of December 31, 2017, we had $9.0 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $32.9 million, and available borrowing capacity of $53.1 million under the Credit Facility.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Unless we decide to make any strategic investments during the year, we anticipate paying off an aggregate of approximately $40.0 to $60.0 million of financing and lease liabilities, comprised of both on and off balance sheet obligations, during 2018.

With an average tractor fleet age of 2.1 years, we believe we have flexibility to manage our fleet and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and financing options.

Cash Flows

Net cash flows provided by operating activities were $82.9 million in 2017 compared with $102.4 million in 2016 primarily due to the change in receivables and advances related to the timing of revenue and the related collections at the beginning of each period and the timing of cash collections on our other receivables in 2017 compared to 2016. These declines are partially offset by net income of $55.4 million in 2017 compared to net income of $16.8 million in 2016, of which approximately $40.1 million relates to the one-time remeasurement of deferred taxes due to the Tax Cuts and Jobs Act of 2017. The fluctuations in cash flows from accounts payable and accrued expenses primarily related to the timing of payments on our accrued expenses and trade accounts in the 2017 period compared to the 2016 period.

Net cash flows used by investing activities were $62.1 million in 2017 compared with $47.3 million in 2016.  The $14.8 million increase in net investing activities was attributable primarily to a $16.8 million decrease in proceeds from dispositions of used revenue equipment which primarily resulted from the timing and dispositions of assets held for sale as well as our decision to extend the trade cycle of our current equipment. During 2018 we plan to take delivery of approximately 510 new company tractors and dispose of approximately 500 used tractors.  This compares to the approximately 635 new company tractors we took delivery of and the approximately 615 used tractors we disposed of during 2017.  Going forward, cash flows from disposals of equipment could be more volatile given the weakness in the used tractor market.

Net cash flows used in financing activities were $13.2 million in 2017 compared to $51.9 million in 2016, primarily as a function of net repayments, in 2016, of notes payable facilitated by cash flows primarily related to the trade cycle of our revenue equipment. In particular, this decrease reflects the sale of the previously noted 615 tractors in the 2017 compared to 1,074 tractors in 2016.

Going forward, our cash flows may fluctuate depending on capital expenditures, the resolution of the 2008 cargo claim, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had $9.0 million of borrowings outstanding under the Credit Facility as of December 31, 2017, undrawn letters of credit outstanding of approximately $32.9 million, and available borrowing capacity of $53.1 million.  The interest rate on outstanding borrowings as of December 31, 2017, was 5.0% on less than $0.1 million of base rate loans and 3.1% on $9.0 million of LIBOR loans. Based on availability as of December 31, 2017 and 2016, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2017 terminate in January 2018 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2018 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $120.8 million are cross-defaulted with the Credit Facility. Additionally, our fuel hedge contracts totaling $0.8 million at December 31, 2017, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual cash obligations and commitments as of December 31, 2017:

Payments due by period: (in thousands)	Total	2018 (less than 1 year)	2019 (1-3 years)	2020 (1-3 years)	2021 (3-5 years)	2022 (3-5 years)	More than 5 years
Credit Facility (1)	$10,187	$-	$-	$-	$10,187	$-	$-
Revenue equipment and property installment notes, including interest (2)	$204,414	$30,503	$30,505	$51,731	$39,558	$23,311	$28,806
Operating leases (3)	$219	$73	$73	$73	$-	$-	$-
Capital leases (4)	$26,951	$3,606	$3,606	$5,813	$5,368	$5,175	$3,383
Lease residual value guarantees	$3,968	$2,961	$1,007	$-	$-	$-	$-
Purchase obligations (5)	$51,660	$51,660	$-	$-	$-	$-	$-
Total contractual cash obligations (6)	$297,399	$88,803	$35,191	$57,617	$55,113	$28,486	$32,189

(1)
Represents principal owed at December 31, 2017 and interest on such principal amount through maturity. The borrowings consist of draws under our Credit Facility, with fluctuating borrowing amounts and variable interest rates. In determining future contractual interest and principal obligations, for variable interest rate debt, the interest rate and principal amount in place at December 31, 2017, was utilized. The table assumes long-term debt is held to maturity. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(2)
Represents principal and interest payments owed at December 31, 2017. The borrowings consist of installment notes with finance companies, with fixed borrowing amounts and fixed interest rates, except for a variable rate real estate note, for which the interest rate is effectively fixed through an interest rate swap. The table assumes these installment notes are held to maturity. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

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

(4)
Represents principal and interest payments owed at December 31, 2017.  The borrowings consist of capital leases with one finance company, with fixed borrowing amounts and fixed interest rates or rates that are floating but effectively fixed through related interest rate swaps. Borrowings in 2018 and thereafter include the residual value guarantees on the related equipment as balloon payments. Refer to Note 7, "Debt" of the accompanying consolidated financial statements for further information.

(5)
Represents purchase obligations for revenue equipment totaling approximately $51.7 million in 2017. These commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations. Refer to Notes 7 and 8, "Debt" and "Leases," respectively, of the accompanying consolidated financial statements for further information.

(6)	Excludes any amounts accrued for unrecognized tax benefits as we are unable to reasonably predict the ultimate amount or timing of settlement of such unrecognized tax benefits.

Off-Balance Sheet Arrangements

Operating leases are an important source of financing for our revenue equipment and certain real estate.  At December 31, 2017, we had financed 234 tractors and 967 trailers under operating leases. Vehicles held under operating leases are not carried on our consolidated balance sheets, and lease payments, in respect of such vehicles, are reflected in our consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was $12.1 million in 2017, compared with $10.6 million in 2016. The total value of remaining payments under operating leases as of December 31, 2017, was approximately $18.6 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The residual guarantees expire between August 2018 and February 2019 and had an undiscounted value of approximately $4.0 million at December 31, 2017.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $21.7 million at December 31, 2017.  We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would equal or exceed the payment obligation on substantially all operating leases.

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

Revenue generated by our Managed Freight segment is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Managed Freight revenue includes $3.1 million, $2.6 million, and $2.4 million of revenue in 2017, 2016, and 2015, respectively, related to an accounts receivable factoring business. Revenue for this business is recognized on a net basis, given we are acting as an agent and are not the primary obligor in these transactions.

Depreciation of Revenue Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 15% of their cost and new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 25% of their cost. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Over the past several years, the price of new tractors has risen dramatically and there has been significant volatility in the used equipment market.  As a result of the progressive decline in the market value of used tractors and our expectations that used tractor prices will not rebound in the near term, effective July 1, 2016 we reduced the salvage values on our tractors and, thus, prospectively increased depreciation expense. Estimates around the salvage values and useful lives for trailers remain unchanged. The impact from the third quarter of 2016 through 2017 was approximately $2.0 million per quarter of additional depreciation expense in subsequent quarters, or approximately $1.2 million per quarter net of tax, which represents approximately $0.06 per common or diluted share. We expect depreciation levels in 2018 to approximate those of 2017.  Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

In 2017 and 2016 we had net losses on revenue equipment of $4.0 million and $0.8 million, respectively, and in 2015 we generated net gains on revenue equipment, including assets held for sale, of $0.6 million.  We review salvage values of our revenue equipment annually and make adjustments periodically, based on trends in the used equipment market, to reflect updated estimates of fair value at disposal.

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

Although a portion of our tractors are protected by non-binding indicative trade-in values or binding trade-back agreements with the manufacturers, some tractors and substantially all of our owned trailers continue to be subject to fluctuations in market prices for used revenue equipment. Moreover, our trade-back agreements are contingent upon reaching acceptable terms for the purchase of new equipment. Further declines in the price of used revenue equipment or failure to reach agreement for the purchase of new tractors with the manufacturers issuing trade-back agreements could result in impairment of, or losses on the sale of, revenue equipment. Historically, only a de minimis percentage of our equipment has been sold back to the dealers pursuant to the trade back agreements as we have generally found that market prices exceeded the trade back allowances, although in recent years, trade back allowances have increased as a result of the increasing cost of the underlying equipment.

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers were $1.1 million and $0.7 million at December 31, 2017 and 2016, respectively, and are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $2.1 million and less than $0.1 million at December 31, 2017 and 2016, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

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

Effective April 2015, we entered into new auto liability policies with a three-year term.  The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 42 month term ended March 31, 2018. The policy includes a policy release premium refund of up to $14.6 million, less any future amounts paid on claims by the insurer, from October 1, 2014 through March 31, 2018, if we were to commute the policy for the entire 42 months. A decision with respect to commutation of the policy cannot be made before April 1, 2018, unless both we and the insurance carrier agree to a commutation prior to the end of the policy term. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation, and accordingly, no related amounts were recorded at December 31, 2017.

If claims development factors that are based upon historical experience change by 10%, our claims accrual as of December 31, 2017, would change by approximately $0.8 million.

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

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee of our Board of Directors. For performance-based awards, determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets and requires judgment, including forecasting future financial results. The estimates are revised periodically based on the probability and timing of achieving the required performance targets and adjustments are made as appropriate. Awards that are only subject to time vesting provisions are amortized using the straight-line method.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30–40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2017, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 13, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

Derivative Instruments and Hedging Activities

We periodically utilize derivative instruments to manage exposure to changes in fuel prices and interest rates.  At inception of a derivative contract, we document relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assess hedge effectiveness.  We record derivative financial instruments in the balance sheet as either an asset or liability at fair value.  If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively. The changes in the fair value of derivatives are recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.

Recent Accounting Pronouncements

Accounting Standards adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, which among other things, eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings to be presented in the same income statement line as the hedged item. The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We have adopted the standard for the fiscal year ended December 31, 2017. Entities adopting the ASU must apply a cumulative-effect adjustment related to the elimination of the separate hedge ineffectiveness measurement. No adjustment was required, however, since no hedge ineffectiveness has been recorded. We have adopted the amended presentation and disclosure guidance, which is required only prospectively.

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

The new standard will require us to recognize revenue from loads proportionally as the transportation service is performed as opposed to recognizing revenue upon the completion of the load, which is our current practice. Our recognition of revenue under the new standard will approximate our recognition of revenue under the current standards, as there will generally be a consistent amount of freight in process at the beginning and end of the period; however, seasonality and the day on which the period ends may cause minor differences. We plan to transition to the new standard by recognizing the cumulative effect of adoption as an adjustment in the first quarter of 2018. We believe the cumulative effect of the adoption will result in a positive adjustment to retained earnings of approximately $0.6 million, net of tax, from initially recording in process revenue and associated direct expenses. We plan to finalize our evaluation during the first quarter of 2018, including an assessment of the new expanded disclosure requirements and a final determination of the impact to adoption and related changes required to internal controls.

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

INFLATION, NEW EMISSIONS CONTROL REGULATIONS, AND FUEL COSTS

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. In recent years, the most significant effects of inflation have been on revenue equipment prices and the related depreciation, health care, and driver and non-driver wages.  New emissions control regulations and increases in wages of manufacturing workers and other items have resulted in higher tractor prices, while the decline in the market value of used equipment significantly reduced the residual values of units in fiscal 2015 through 2017.  The cost of fuel has been extremely volatile over the last several years, with costs increasing slightly in 2017 after significant decreases in both 2016 and 2015. We believe at least some of this volatility reflects the fluctuations in the U.S. dollar and global demand for petroleum products, unrest in certain oil-producing countries, improved fuel efficiency due to technological advancements, and an increase in domestic supply.  Health care prices have increased faster than general inflation, primarily due to the rapid increase in prescription drug costs and more people on our health plan in order to comply with the individual healthcare mandate.  The nationwide shortage of qualified drivers has caused us to raise driver wages per mile at a rate faster than general inflation for the past four years, and this trend may continue as additional government regulations constrain industry capacity. Additionally, competition and the related cost to employ non-drivers have increased, especially for the more skilled or technical positions, including mechanics, those with information technology related skills, and degreed professionals.

SEASONALITY

In 2015 and 2016, we experienced marked surges in business and profitability during the fourth quarter holiday season, due to our team drivers and customer base.  This occurred again in 2017, though not to the same extent as in the previous two years. After this surge, revenue generally decreases as customers reduce shipments following the holiday season and as inclement weather impedes operations. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and weather, creating more physical damage equipment repairs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year, excluding charges.  The duration of what is considered peak season has shortened over the last few years and now is approximately a five-week period beginning the week of Thanksgiving and ending on Christmas Eve, and we have seen our customers’ networks adjust accordingly.  If this trend continues, our ability to take advantage of this surge in business and our fourth quarter profitability could be negatively affected.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, or when there are no underlying related exposures. Because our operations are mostly confined to the United States, we are not subject to a material amount of foreign currency risk.  Refer to Note 13, "Derivative Instruments," of the accompanying consolidated financial statements for further information.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  We enter into hedging contracts with respect to ULSD. Under these contracts, we pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. Previously we had also entered into hedging contracts with respect to heating oil, a small portion of which we determined to be ineffective on a prospective basis in 2015. Consequently, we recognized a reduction in fuel expense of $1.4 million in 2015 to mark the related liability to market. As a result of our early adoption of ASU 2017-12, we are no longer required to separately measure and record hedge ineffectiveness.  At December 31, 2017 and 2016, there were no remaining ineffective fuel hedge contracts and, thus, all remaining fuel hedge contracts continue to qualify as cash flow hedges.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $1.4 million. This sensitivity analysis considers that we expect to purchase approximately 46.9 million gallons of diesel annually, with an assumed fuel surcharge recovery rate of 78.9% of the cost (which was our fuel surcharge recovery rate during the year ended December 31, 2017).  Assuming our fuel surcharge recovery is consistent, this leaves 9.9 million gallons that are not covered by the natural hedge created by our fuel surcharges.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers.  Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreements that were in effect at December 31, 2017 and 2016, of approximately $0.4 million and $0.7 million, respectively, is included in other assets and other liabilities, as appropriate, in the consolidated balance sheet, and is included in accumulated other comprehensive income (loss), net of tax. Additionally, $0.4 million and $0.6 million was reclassified from accumulated other comprehensive income (loss) into our results of operations as additional interest expense for the year ended December 31, 2017 and 2016, respectively, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive income (loss) as of December 31, 2017, we expect to reclassify losses of approximately $0.2 million, net of tax, on derivative instruments from accumulated other comprehensive income (loss) into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $213.8 million of debt and capital leases, we had $44.5 million of variable rate debt outstanding at December 31, 2017, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $25.8 million was hedged with the interest rate swap agreement noted above at 4.2% and certain of our equipment notes totaling $9.7 million were hedged at a weighted average interest rate of 2.0%. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our December 31, 2017 level of borrowing on our non-hedged variable rate debt, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Covenant Transportation Group, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2017 and 2016, and the related statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2017, together with the related notes, and the report of KPMG LLP, our independent registered public accounting firm as of December 31, 2017 and 2016, and for each of the years in the three year period ended December 31, 2017 are set forth at pages 67 through 95 elsewhere in this report.

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

Based on their evaluation as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on the framework in the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm who audited the Company's Consolidated Financial Statements included in this From 10-K, has issued a report on the Company's internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions "Proposal 1 - Election of Directors", "Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance – Our Executive Officers", "Corporate Governance – Code of Conduct and Ethics", and "Corporate Governance – Committees of the Board of Directors – The Audit Committee" in our Proxy Statement for the 2018 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"); provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee" contained in the Proxy Statement is not incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled "Executive Compensation", "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation", and "Corporate Governance – Committees of the Board of Directors – The Compensation Committee" in the Proxy Statement; provided, that the section entitled "Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Report of the Compensation Committee" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information, as of December 31, 2017, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	587,024	(1)	$-	186,430
Equity compensation plans not approved by security holders	-		-	-
Total	587,024		$-	186,430

(1)
Represents unvested restricted shares granted under the 2006 Omnibus Incentive Plan, as amended.  The weighted average stock price on the date of grant for outstanding restricted stock awards was $18.14, which is not reflected in column (b), because restricted stock awards do not have an exercise price.

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		Our audited consolidated financial statements are set forth at the following pages of this report:
		Report of Independent Registered Public Accounting Firm	67
		Consolidated Balance Sheets	69
		Consolidated Statements of Operations	70
		Consolidated Statements of Comprehensive Income	71
		Consolidated Statements of Stockholders' Equity	72
		Consolidated Statements of Cash Flows	73
		Notes to Consolidated Financial Statements	74

	2.	Financial Statement Schedules.

		Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

	3.	Exhibits.

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

10.2	*	Form of Restricted Stock Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q, filed August 9, 2006)
10.3	*	Form of Restricted Stock Special Award Notice under the 2006 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q, filed August 9, 2006)
10.4		Form of Lease Agreement (Open End) used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed August 11, 2008)
10.5		Amendment to Lease Agreement (Open End) used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed August 11, 2008)
10.6		Form of Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, filed August 11, 2008)

10.7		Amendment to Direct Purchase Money Loan and Security Agreement used in connection with Daimler Facility (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, filed August 11, 2008)
10.8
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

10.9	*	Covenant Transportation Group, Inc. Third Amended and Restated 2006 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Company's Schedule 14A, filed April 19, 2013)
10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20	*	Consulting Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 9, 2016)
10.21	*	Description of Director Compensation Program (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed May 8, 2015)
10.22
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

10.23	*	Description of 2017 Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed May 10, 2017)
10.24
Twelfth Amendment to Third Amended and Restated Credit Agreement, dated effective as of February 25, 2016, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC, Covenant Properties, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed May 10, 2016)

10.25
Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated effective as of December 16, 2016, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.26 to the Company's Form 10-k, filed March 14, 2017)

10.26	*	First Amendment to Consulting Agreement (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K, filed March 14, 2017)
10.27	#
Fourteenth Amendment to Third Amended and Restated Credit Agreement, dated effective as of November 28, 2017, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, Inc., Star Transportation, Inc., Driven Analytic Solutions, LLC, Transport Management Services, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A.

21	#	List of Subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	#	Consent of Independent Auditor – LBMC, PC
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
99	#	Financial Statements of Transport Enterprise Leasing, LLC

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

References:

#	Filed herewith.
*	Management contract or compensatory plan or arrangement.

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: February 27, 2018	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and on behalf of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ David R. Parker	February 27, 2018
David R. Parker
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Richard B. Cribbs	February 27, 2018
Richard B. Cribbs
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ M. Paul Bunn	February 27, 2018
M. Paul Bunn
Chief Accounting Officer (principal accounting officer)

/s/ Bradley A. Moline	February 27, 2018
Bradley A. Moline
Director

/s/ William T. Alt	February 27, 2018
William T. Alt
Director

/s/ Robert E. Bosworth	February 27, 2018
Robert E. Bosworth
Director

/s/ Herbert J. Schmidt	February 27, 2018
Herbert J. Schmidt
Director

/s/ W. Miller Welborn	February 27, 2018
W. Miller Welborn
Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
 Covenant Transportation Group, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Covenant Transportation Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

We have served as the Company’s auditor since 2001.

/s/ KPMG LLP

Nashville, Tennessee
February 28, 2018

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2017 AND 2016 (In thousands, except share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,356	$7,750
Accounts receivable, net of allowance of $1,456 in 2017 and $1,345 in 2016	104,153	96,636
Drivers' advances and other receivables, net of allowance of $556 in 2017 and $519 in 2016	15,062	8,757
Inventory and supplies	4,232	3,980
Prepaid expenses	8,699	10,889
Assets held for sale	1,444	2,695
Income taxes receivable	11,551	4,256
Other short-term assets	1,817	-
Total current assets	162,314	134,963

Property and equipment, at cost	650,988	631,076
Less: accumulated depreciation and amortization	(186,916)	(165,605)
Net property and equipment	464,072	465,471

Other assets, net	23,282	20,104

Total assets	$649,668	$620,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$-	$189
Accounts payable	11,857	13,032
Accrued expenses	26,520	26,607
Current maturities of long-term debt	24,596	24,947
Current portion of capital lease obligations	2,962	2,441
Current portion of insurance and claims accrual	15,042	17,177
Other short-term liabilities	243	3,388
Total current liabilities	81,220	87,781

Long-term debt	164,465	168,676
Long-term portion of capital lease obligations	21,777	19,761
Insurance and claims accrual	21,836	20,866
Deferred income taxes	63,344	84,157
Other long-term liabilities	1,825	2,883
Total liabilities	354,467	384,124
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,979,703 shares issued and outstanding as of December 31, 2017; and 15,922,879 issued and 15,899,223 outstanding as of December 31, 2016	171	170
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	137,242	137,912
Treasury stock at cost; no shares as of December 31, 2017 and 23,656 shares as of December 31, 2016	-	(1,084)
Accumulated other comprehensive income (loss)	293	(2,640)
Retained earnings	157,471	102,032
Total stockholders' equity	295,201	236,414
Total liabilities and stockholders' equity	$649,668	$620,538
The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015 (In thousands, except per share data)

	2017	2016	2015
Revenues
Freight revenue	$626,809	$610,845	$640,120
Fuel surcharge revenue	78,198	59,806	84,120
Total revenue	$705,007	$670,651	$724,240

Operating expenses:
Salaries, wages, and related expenses	241,784	234,526	244,779
Fuel expense	103,139	103,108	122,160
Operations and maintenance	48,774	45,864	46,458
Revenue equipment rentals and purchased transportation	141,954	117,472	118,583
Operating taxes and licenses	9,878	11,712	11,016
Insurance and claims	33,155	32,596	31,909
Communications and utilities	6,938	6,057	6,162
General supplies and expenses	14,783	14,413	14,007
Depreciation and amortization, including gains and losses on disposition of property and equipment	76,447	72,456	61,384
Total operating expenses	676,852	638,204	656,458
Operating income	28,155	32,447	67,782
Interest expense, net	8,258	8,226	8,445
Income from equity method investment	(3,400)	(3,000)	(4,570)
Income before income taxes	23,297	27,221	63,907
Income tax (benefit) expense	(32,142)	10,386	21,822
Net income	$55,439	$16,835	$42,085

Income per share:
Basic income per share	$3.03	$0.93	$2.32

Diluted income per share	$3.02	$0.92	$2.30

Basic weighted average shares outstanding	18,279	18,182	18,145

Diluted weighted average shares outstanding	18,372	18,266	18,311

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands)

	2017	2016	2015

Net income	$55,439	$16,835	$42,085

Other comprehensive income (loss):

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of $51, $2,696, and $8,722 in 2017, 2016 and 2015, respectively	149	4,307	(14,051)

Reclassification of cash flow hedge losses into statement of operations, net of tax of $1,719, $6,634, and $5,964 in 2017, 2016, and 2015, respectively	2,784	10,597	9,608
Total other comprehensive income (loss)	2,933	14,904	(4,443)

Comprehensive income	$58,372	$31,739	$37,642

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Class A	Class B

Balances at December 31, 2014	$168	$24	$141,248	$-	$(13,101)	$40,865	$169,204
Net income	-	-	-	-	-	42,085	42,085
Other comprehensive loss	-	-	-	-	(4,443)	-	(4,443)
Purchase of treasury stock	-	-	-	(4,994)	-	-	(4,994)
Stock-based employee compensation expense	1	-	1,295	-	-	-	1,296
Exercise of stock options	1	-	1,091	-	-	-	1,092
Issuance of restricted shares, net	-	-	(3,666)	1,586	-	-	(2,080)
Balances at December 31, 2015	$170	$24	$139,968	$(3,408)	$(17,544)	$82,950	$202,160
Net income	-	-	-	-	-	16,835	16,835
Other comprehensive income	-	-	-	-	14,904	-	14,904
Effect of adoption of ASU 2016-09	-	-	-	-	-	2,247	2,247
Stock-based employee compensation expense	-	-	1,178	-	-	-	1,178
Exercise of stock options	-	-	(27)	59	-	-	32
Issuance of restricted shares, net	-	-	(3,207)	2,265	-	-	(942)
Balances at December 31, 2016	$170	$24	$137,912	$(1,084)	$(2,640)	$102,032	$236,414
Net income	-	-	-	-	-	55,439	55,439
Other comprehensive income	-	-	-	-	2,933	-	2,933
Stock-based employee compensation expense	-	-	951	-	-	-	951
Issuance of restricted shares, net	1	-	(1,621)	1,084	-	-	(536)
Balances at December 31, 2017	$171	$24	$137,242	$-	$293	$157,471	$295,201

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$55,439	$16,835	$42,085
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal) for losses on accounts receivable	454	(241)	1,100
Reversal of gain on sales to equity method investee	(179)	(207)	(26)
Depreciation and amortization	72,422	71,647	62,010
Amortization of deferred financing fees	242	293	261
Unrealized (gain) loss on ineffective portion of fuel hedges	-	-	(1,454)
Return of (issuance of) cash collateral on fuel hedge	-	-	5,000
Deferred income tax (benefit) expense	(23,023)	(922)	20,701
Income tax benefit arising from restricted share vesting and stock options exercised	457	1,108	-
Casualty premium credit	-	-	(3,600)
Income from equity method investment	(3,400)	(3,000)	(4,570)
Return on investment in affiliated company	1,960	1,470	-
Loss (gain) on disposition of property and equipment	4,024	808	(626)
Stock-based compensation expense	1,201	1,378	1,496
Changes in operating assets and liabilities:
Receivables and advances	(23,670)	21,207	(28,120)
Prepaid expenses and other assets	1,768	(1,464)	2,688
Inventory and supplies	(252)	24	398
Insurance and claims accrual	(1,165)	(1,390)	(1,304)
Accounts payable and accrued expenses	(3,425)	(5,116)	(10,562)
Net cash flows provided by operating activities	82,853	102,430	85,477

Cash flows from investing activities:
Acquisition of property and equipment	(110,802)	(112,794)	(181,963)
Proceeds from disposition of property and equipment	48,749	65,507	34,287
Net cash flows used by investing activities	(62,053)	(47,287)	(147,676)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(189)	(4,509)	4,698
Proceeds from issuance of notes payable	121,210	69,432	113,077
Proceeds from exercise of stock options	-	32	1,092
Repayments of notes payable	(122,676)	(120,630)	(67,276)
Repayments of capital lease obligations	(7,416)	(4,140)	(1,718)
Proceeds under revolving credit facility	1,271,669	1,023,978	870,432
Repayments under revolving credit facility	(1,274,847)	(1,014,796)	(867,430)
Common stock repurchased	-	-	(4,994)
Payment of minimum tax withholdings on stock compensation	(785)	(1,142)	(2,280)
Debt refinancing costs	(160)	(108)	(242)
Net cash flows (used in) provided by financing activities	(13,194)	(51,883)	45,359

Net change in cash and cash equivalents	7,606	3,260	(16,840)

Cash and cash equivalents at beginning of year	7,750	4,490	21,330
Cash and cash equivalents at end of year	$15,356	$7,750	$4,490

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net of capitalized interest	$8,268	$8,453	$8,371
Income taxes	$(2,222)	$6,412	$8,112
Equipment purchased under capital leases	$9,953	$11,765	$1,318

The accompanying notes are an integral part of these consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016, AND 2015

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Segments

Covenant Transportation Group, Inc., a Nevada holding company, together with its wholly owned subsidiaries offers truckload transportation and brokerage services to customers throughout the continental United States.

We have two reportable segments, our truckload services ("Truckload") and Managed Freight which provides freight brokerage and logistics services.

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

In addition, our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide.  The operations consist of several operating segments, which are aggregated due to similar margins and customers.  Included within Managed Freight is our account receivable factoring business which does not meet the aggregation criteria, but only accounts for $3.1 million of revenue.

Principles of Consolidation

The consolidated financial statements include the accounts of Covenant Transportation Group, Inc., a holding company incorporated in the state of  Nevada in 1994, and its wholly owned subsidiaries: Covenant Transport, Inc., a Tennessee corporation; Southern Refrigerated Transport, Inc., an Arkansas corporation; Star Transportation, Inc., a Tennessee corporation, each d/b/a Covenant Transport Services; Covenant Transport Solutions, Inc., a Nevada corporation, d/b/a Transport Financial Services; Covenant Logistics, Inc., a Nevada corporation; Covenant Asset Management, LLC., a Nevada limited liability corporation; CTG Leasing Company, a Nevada corporation; IQS Insurance Retention Group, Inc., a Vermont corporation; Driven Analytic Solutions, LLC, a Nevada limited liability company; Heritage Insurance, Inc., a Tennessee corporation; and Transport Management Services, LLC, a Tennessee limited liability company.

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

Revenue generated by our Managed Freight segment is recognized upon completion of the services provided.  Revenue is recorded on a gross basis, without deducting third party purchased transportation costs, as we act as a principal with substantial risks as primary obligor, except for transactions whereby equipment from our Truckload segment perform the related services, which we record on a net basis in accordance with the related authoritative guidance. Managed Freight revenue includes $3.1 million, $2.6 million, and $2.4 million of revenue in 2017, 2016, and 2015, respectively, related to an accounts receivable factoring business started in 2013 to supplement several aspects of our non-asset operations. Revenue for this business is recognized on a net basis after giving effect to receivables payments we make to the factoring client, given we are acting as an agent and are not the primary generator of the factored receivables in these transactions.

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

Accounts receivable are comprised of a diversified customer base that results in a lack of concentration of credit risk. During 2017, 2016, and 2015, our top ten customers generated 49%, 53%, and 45% of total revenue, respectively.  In 2017, there were two customers that accounted for more than 10% of our consolidated revenue. However, in each of 2016 and 2015, there was one such customer. The carrying amount reported in the consolidated balance sheet for accounts receivable approximates fair value based on the fact that the receivables collection averaged approximately 33 and 34 days in 2017 and 2016, respectively.

Included in accounts receivable is $31.9 million and $25.8 million of factoring receivables at December 31, 2017 and 2016, respectively, net of a $0.2 million allowance for bad debts for each respective year.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of interest and fees on the amount we advanced. At December 31, 2017, the retained amounts related to factored receivables totaled $0.6 million and were included in accounts payable in the consolidated balance sheet.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30–40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

The following table provides a summary (in thousands) of the activity in the accounts for 2017, 2016, and 2015:

Years ended December 31:	Beginning balance January 1,	Additional provisions to (reversal of) allowance	Write-offs and other deductions	Ending balance December 31,

2017	$1,345	$454	$(343)	$1,456

2016	$1,857	$(241)	$(271)	$1,345

2015	$1,767	$1,100	$(1,010)	$1,857

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation for book purposes is determined using the straight-line method over the estimated useful lives of the assets, while depreciation for tax purposes is generally recorded using an accelerated method. Depreciation of revenue equipment is our largest item of depreciation. We generally depreciate new tractors (excluding day cabs) over five years to salvage values of approximately 15% of their cost.  We generally depreciate new trailers over seven years for refrigerated trailers and ten years for dry van trailers to salvage values of approximately 25% of their cost.  As a result of the progressive decline in the value of used tractors and our expectations that used tractor prices will not rebound in the near term, effective July 1, 2016 we reduced the salvage values on our tractors and, thus, prospectively increased depreciation expense.  Estimates around the salvage values and useful lives for trailers remain unchanged. The depreciation schedules described above reflect the reduction in salvage values.  The impact from the third quarter of 2016 through 2017 was approximately $2.0 million per quarter of additional depreciation expense in subsequent quarters, or approximately $1.2 million per quarter net of tax, which represents approximately $0.06 per common or diluted share. We expect depreciation levels in 2018 to approximate those of 2017. We annually review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in the useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Gains and losses on the disposal of revenue equipment are included in depreciation expense in the consolidated statements of operations.

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

Goodwill and Other Intangible Assets

We classify intangible assets into two categories: (i) intangible assets with definite lives subject to amortization and (ii) goodwill. We have no goodwill on our consolidated balance sheet for the years ended December 31, 2017 and 2016.  We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 4 to 20 years.  We have no identifiable intangible assets on our consolidated balance sheets at December 31, 2017 and 2016.

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

In addition to estimates within our self-insured retention layers, we also must make judgments concerning claims where we have third party insurance and for claims outside our coverage limits. Upon settling claims and expenses associated with claims where we have third party coverage, we are generally required to initially fund payment to the claimant and seek reimbursement from the insurer. Receivables from insurers for claims and expenses we have paid on behalf of insurers were $1.1 million and $0.7 million at December 31, 2017 and 2016, respectively, and are included in drivers' advances and other receivables on our consolidated balance sheet. Additionally, we accrue claims above our self-insured retention and record a corresponding receivable for amounts we expect to collect from insurers upon settlement of such claims. We have $2.1 million and less than $0.1 million at December 31, 2017 and 2016, respectively, as a receivable in other assets and as a corresponding accrual in the long-term portion of insurance and claims accruals on our consolidated balance sheet for claims above our self-insured retention for which we believe it is reasonably assured that the insurers will provide their portion of such claims. We evaluate collectability of the receivables based on the credit worthiness and surplus of the insurers, along with our prior experience and contractual terms with each. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

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

Effective April 2015, we entered into new auto liability policies with a three-year term.  The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 42 month term ended March 31, 2018. The policy includes a policy release premium refund of up to $14.6 million, less any future amounts paid on claims by the insurer, from October 1, 2014 through March 31, 2018, if we were to commute the policy for the entire 42 months. A decision with respect to commutation of the policy cannot be made before April 1, 2018, unless both we and the insurance carrier agree to a commutation prior to the end of the policy term. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation, and accordingly, no related amounts were recorded at December 31, 2017.

Interest

We capitalize interest on major projects during construction.  Interest is capitalized based on the average interest rate on related debt. Capitalized interest was less than $0.1 million in 2017, 2016, and 2015.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments. The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30–40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables. Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2017, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair value due to the variable interest rate on the facility. Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 13, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have reflected the net liability after offsetting our deferred tax assets and liabilities in the deferred income taxes line in the accompanying consolidated balance sheets in accordance with our retrospective adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, as of December 31, 2015, as discussed below. We believe the future tax deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income, except for when a valuation allowance has been provided as discussed in Note 9.

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

Comprehensive Income

Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for 2017, 2016, and 2015 was comprised of the net income plus the unrealized gain or loss on the cash flow hedges and the reclassified cash flow hedge gains or losses into earnings.

Income Per Share

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. The calculation of diluted earnings per share includes approximately 0.1 million unvested shares.  A de minimis number of unvested shares have been excluded from the calculation of diluted earnings per share since the effect of any assumed exercise of the related awards would be anti-dilutive for the years ended December 31, 2017, 2016, and 2015, respectively. Income per share is the same for both Class A and Class B shares.

The following table sets forth the calculation of net income per share included in the consolidated statements of operations for each of the three years ended December 31:

(in thousands except per share data)
	2017	2016	2015
Numerator:

Net income	$55,439	$16,835	$42,085

Denominator:

Denominator for basic income per share – weighted-average shares	18,279	18,182	18,145
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	93	84	161
Equivalent shares issuable upon conversion of unvested employee stock options	-	-	5
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	18,372	18,266	18,311

Net income per share:
Basic income per share	$3.03	$0.93	$2.32
Diluted income per share	$3.02	$0.92	$2.30

Stock-Based Employee Compensation

We issue several types of stock-based compensation, including awards that vest based on service and performance conditions or a combination of the conditions. Performance-based awards vest contingent upon meeting certain performance criteria established by the Compensation Committee of the Board of Directors. All awards require future service. For performance-based awards, determining the appropriate amount to expense in each period is based on likelihood and timing of achieving the stated targets for performance-based awards and requires judgment, including forecasting future financial results. The estimates are revised periodically based on the probability and timing of achieving the required performance and adjustments are made as appropriate.  Awards that are only subject to time vesting provisions are amortized using the straight-line method.

Derivative Instruments and Hedging Activities

We periodically utilize derivative instruments to manage exposure to changes in fuel prices and interest rates. We record derivative financial instruments in the balance sheet as either an asset or liability at fair value. Previously, at inception of a derivative contract, we documented relationships between derivative instruments and hedged items, as well as our risk-management objective and strategy for undertaking various derivative transactions, and assessed hedge effectiveness.  If it was determined that a derivative was not highly effective as a hedge, or if a derivative ceased to be a highly effective hedge, we discontinued hedge accounting prospectively.  The ineffective portion was recorded in other income or expense. Effective December 31, 2017, we adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, and thus all changes in the fair value of derivatives are recorded in other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.

Recent Accounting Pronouncements

Accounting Standards adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, which among other things, eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings to be presented in the same income statement line as the hedged item. The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We have adopted the standard for the fiscal year ended December 31, 2017. Entities adopting the ASU must apply a cumulative-effect adjustment related to the elimination of the separate hedge ineffectiveness measurement. No adjustment was required, however, since no hedge ineffectiveness has been recorded. We have adopted the amended presentation and disclosure guidance, which is required only prospectively.

Accounting Standards not yet adopted

In April 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09.  The new standard introduces a five-step model to determine when and how revenue is recognized.  The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will be effective for us for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period.  Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect.

The new standard will require us to recognize revenue from loads proportionally as the transportation service is performed as opposed to recognizing revenue upon the completion of the load, which is our current practice. Our recognition of revenue under the new standard will approximate our recognition of revenue under the current standards, as there will generally be a consistent amount of freight in process at the beginning and end of the period; however, seasonality and the day on which the period ends may cause minor differences. We plan to transition to the new standard by recognizing the cumulative effect of adoption as an adjustment in the first quarter of 2018. We believe the cumulative effect of the adoption will result in a positive adjustment to retained earnings of approximately $0.6 million, net of tax, from initially recording in process revenue and associated direct expenses. We plan to finalize our evaluation during the first quarter of 2018, including an assessment of the new expanded disclosure requirements and a final determination of the impact to adoption and related changes required to internal controls.

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

2.          LIQUIDITY

Our business requires significant capital investments over the short-term and the long-term.  We generally finance our capital requirements with borrowings under our Third Amended and Restated Credit Facility ("Credit Facility"), cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment in 2017 and 2016. We had working capital (total current assets less total current liabilities) of $81.1 million and $47.9 million at December 31, 2017 and 2016, respectively. Based on our expected financial condition, net capital expenditures, and results of operations and related net cash flows, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs for at least the next year.

As of December 31, 2017, we had $9.0 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $32.9 million, and available borrowing capacity of $53.1 million under the Credit Facility.  Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment.

3.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreement is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreement.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Derivatives Measured at Fair Value on a Recurring Basis
(in thousands)	December 31,
Hedge derivatives	2017 (1)	2016 (1)
Net Fair Value of Derivative	$393	$(4,293)
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$393	$(4,293)
Significant Unobservable Inputs (Level 3)	-	-

(1)	Includes derivative liabilities of $487 and assets of $26 at December 31, 2017 and 2016, respectively.

See Note 13 for additional information on our derivative instruments.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, non-employee directors, and eligible participants under various types of options, restricted share awards, or other equity instruments. At December 31, 2017, 186,430 of the 1,550,000 shares noted above were available for award under the amended Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the consolidated statements of operations is stock-based compensation expense of $1.0 million, $1.2 million, and $1.3 million in 2017, 2016, and 2015, respectively. Included in general supplies and expenses within the consolidated statements of operations is stock-based compensation expenses for non-employee directors of $0.3 million in 2017, and $0.2 million in 2016 and 2015, respectively. All stock compensation expense recorded in 2017, 2016, and 2015 relates to restricted shares granted, as no options were granted during these periods. Associated with stock compensation expense was $0.5 million, $1.1 million, and no income tax benefit in 2017, 2016, and 2015, respectively, related to the exercise of stock options and restricted share vesting.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows the participant to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested, certain participants elected to deliver to us 31,297, 55,429, and 84,138 Class A common stock shares, which were withheld at weighted average per share prices of $25.09, $20.61, and $27.10 based on the closing prices of our Class A common stock on the dates the shares vested in 2017, 2016, and 2015, respectively, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.8, $1.1 million, and $2.3 million in 2017, 2016, and 2015, respectively, to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements. The payment of minimum tax withholdings on stock compensation are reflected within the issuances of restricted shares from treasury stock in the accompanying consolidated statement of stockholders' equity.

The following table summarizes our restricted share award activity for the fiscal years ended December 31, 2017, 2016, and 2015:

	Number of stock awards (in thousands)	Weighted average grant date fair value

Unvested at December 31, 2014	642	$6.60

Granted	63	$28.10
Vested	(246)	$4.97
Forfeited	(129)	$5.38
Unvested at December 31, 2015	330	$12.43

Granted	120	$18.92
Vested	(169)	$5.28
Forfeited	(16)	$16.53
Unvested at December 31, 2016	265	$18.63

Granted	434	$16.69
Vested	(96)	$12.78
Forfeited	(16)	$19.25
Unvested at December 31, 2017	587	$18.14

The unvested shares at December 31, 2017 will vest based on when and if the related vesting criteria are met for each award. All awards require continued service to vest, and 170,562 of these awards vest solely based on continued service, in varying increments between 2018 and 2020. Performance based awards account for 416,462 of the unvested shares at December 31, 2017, of which 27,798 shares have no unrecognized compensation cost, as the performance goals were not achieved for the year ended December 31, 2017, and 388,664 shares relate to performance for the years ended December 31, 2018 through 2022 and have no unrecognized compensation cost as the service periods begin January 1, 2018.

The fair value of restricted share awards that vested in 2017, 2016, and 2015 was approximately $2.4 million, $3.5 million, and $6.5 million, respectively. As of December 31, 2017, we had approximately $2.1 million of unrecognized compensation expense related to 170,562 service-based shares, which is probable to be recognized over a weighted average period of approximately 24 months. All restricted shares awarded to executives and other key employees pursuant to the Incentive Plan provide the holder with voting and other stockholder-type rights, but will not be issued until the relevant restrictions are satisfied.

The following table summarizes our stock option activity for the fiscal years ended December 31, 2017, 2016, and 2015:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	76	$14.73	0.5 years	$945

Options granted	-	-
Options exercised	(73)	$14.79
Options forfeited	-	-
Outstanding at December 31, 2015	3	$12.79	0.4 years	$15

Options granted	-	-
Options exercised	(3)	$12.79
Options forfeited	-	-
Outstanding at December 31, 2016	-	-	-	-

Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding at December 31, 2017	-	-	-	-

Exercisable at December 31, 2017	-	-	-	-

5.          PROPERTY AND EQUIPMENT

A summary of property and equipment, at cost, as of December 31, 2017 and 2016 is as follows:

(in thousands)	Estimated Useful Lives	2017	2016
Revenue equipment	3-10 years	$519,797	$499,809
Communications equipment	5-10 years	4,585	8,192
Land and improvements	0-10 years	25,061	24,979
Buildings and leasehold improvements	7-40 years	74,513	71,827
Construction in-progress	-	2,023	3,176
Other	2-7 years	25,009	23,093
		$650,988	$631,076

Depreciation expense was $72.4 million, $71.4 million, and $61.9 million, in 2017, 2016, and 2015, respectively.  This depreciation expense excludes net losses on the sale of property and equipment totaling $4.0 million and $0.8 million in 2017 and 2016, respectively, and net gains on the sale of property and equipment totaling $0.6 million in 2015, which are presented net in depreciation and amortization expense in the consolidated statements of operations.

We lease certain revenue equipment under capital leases with terms of approximately 60 to 84 months. At December 31, 2017 and 2016, property and equipment included capitalized leases, which had capitalized costs of $30.5 million and $26.6 million and accumulated amortization of $5.4 million and $4.2 million, respectively.  Amortization of these leased assets is included in depreciation and amortization expense in the consolidated statement of operations and totaled $2.6 million, $1.6 million, and $2.0 million during 2017, 2016, and 2015, respectively.

6.          GOODWILL AND OTHER ASSETS

We have no goodwill or identifiable intangible assets on our consolidated balance sheet at December 31, 2017. Effective in March 2017, we entered into domestic certificates of deposit totaling $1.0 million, which are set to mature in February 2018.

A summary of other assets as of December 31, 2017 and 2016 is as follows:

(in thousands)	2017	2016
Investment in TEL	20,145	18,526
Other, net	3,137	1,578
Total other assets	$23,282	$20,104

There were no amortization expenses of intangible assets for 2017. Amortization expenses of intangible assets were $0.2 million and $0.1 million for 2016 and 2015, respectively.

7.          DEBT

Current and long-term debt consisted of the following at December 31, 2017 and 2016:

(in thousands)	December 31, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$9,007	$-	$12,185
Revenue equipment installment notes; weighted average interest rate of 3.3% at December 31, 2017, and 3.3% December 31, 2016, due in monthly installments with final maturities at various dates ranging from January 2018 to September 2023, secured by related revenue equipment	23,732	130,946	23,986	127,840
Real estate notes; interest rate of 3.1% at December 31, 2017 due in monthly installments with a fixed maturity at August 2035 and weighted average interest rate of 2.4% at December 31, 2016 due in monthly installments with fixed maturities at December 2018 and August 2035, secured by related real estate	1,004	24,810	1,224	28,907
Deferred loan costs	(140)	(298)	(263)	(256)
Total debt	24,596	164,465	24,947	168,676
Principal portion of capital lease obligations, secured by related revenue equipment	2,962	21,777	2,441	19,761

Total debt and capital lease obligations	$27,558	$186,242	$27,388	$188,437

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 65% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had $9.0 million of borrowings outstanding under the Credit Facility as of December 31, 2017, undrawn letters of credit outstanding of approximately $32.9 million, and available borrowing capacity of $53.1 million.  The interest rate on outstanding borrowings as of December 31, 2017, was 5.0% on less than $0.1 million of base rate loans and 3.1% on $9.0 million of LIBOR loans.  Based on availability as of December 31, 2017 and 2016, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at December 31, 2017 terminate in January 2018 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from January 2018 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $120.8 million are cross-defaulted with the Credit Facility. Additionally, a portion of our fuel hedge contracts totaling $0.8 million at December 31, 2017, is cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

As of December 31, 2017, the scheduled principal payments of debt, excluding capital leases for which future payments are discussed in Note 8 are as follows:

(in thousands)
2018	$24,736
2019	25,578
2020	47,957
2021	46,410
2022	22,018
Thereafter	$22,800

8.          LEASES

We have operating lease commitments for office and terminal properties, revenue equipment, and computer and office equipment, and we have capital lease commitments for revenue equipment, in each case excluding owner/operator rentals and month-to-month equipment rentals, summarized for the following fiscal years (in thousands):

	Operating	Capital
2018	$73	$3,606
2019	73	3,606
2020	73	5,813
2021	-	5,368
2022	-	5,175
Thereafter	-	3,383
Total minimum lease payments	$219	$26,951
Less: amount representing interest		(2,212)
Present value of minimum lease payments		24,739
Less: current portion		(2,962)
Capital lease obligations, long-term		$21,777

A portion of our operating leases of tractors and trailers contain residual value guarantees under which we guarantee a certain minimum cash value payment to the leasing company at the expiration of the lease. We estimate that the undiscounted value of the residual guarantees is approximately $4.0 million at December 31, 2017 and 2016, respectively.  The residual guarantees at December 31, 2017 expire between August 2018 and February 2019. We expect our residual guarantees to approximate the market value at the end of the lease term. Additionally, certain leases contain cross-default provisions with other financing agreements and additional charges if the unit's mileage exceeds certain thresholds defined in the lease agreement.

Rental expense is summarized as follows for each of the three years ended December 31:

(in thousands)	2017	2016	2015
Revenue equipment rentals	$12,055	$10,773	$12,611
Building and lot rentals	448	708	2,078
Other equipment rentals	261	254	340
	$12,764	$11,735	$15,029

9.          INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 is comprised of:

(in thousands)	2017	2016	2015
Federal, current	$(7,780)	$11,951	$124
Federal, deferred	(28,055)	(2,925)	18,185
State, current	(1,737)	1,811	426
State, deferred	5,430	(451)	3,087
Actual income tax expense	$(32,142)	$10,386	$21,822

Income tax expense for the years ended December 31, 2017, 2016, and 2015 is summarized below:

(in thousands)	2017	2016	2015
Computed "expected" income tax expense	$8,154	$9,527	$22,368
State income taxes, net of federal income tax effect	862	953	2,237
Per diem allowances	2,145	2,205	2,329
Tax contingency accruals	(43)	(273)	1,599
Valuation allowance, net	(1,167)	-	218
Tax credits	(1,084)	(694)	(7,151)
Impact of Tax Cuts and Jobs Act remeasurement	(40,123)	-	-
Excess tax benefits on share-based compensation	(457)	-	-
Other, net	(429)	(1,332)	222
Actual income tax expense	$(32,142)	$10,386	$21,822

Income tax expense varies from the amount computed by applying the applicable federal corporate income tax rate for 2015 through 2017 of 35% to income before income taxes primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers and the impacts of tax reform discussed below.  Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and employee benefits are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven, the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law.  The TCJA brought about many changes in tax law, the most significant of which was a reduction of the corporate tax rate from 35% to 21% beginning in 2018.  Other provisions impacting the Company include 100% expensing of qualifying fixed assets, repeal of the like-kind exchange program for property other than real property, and removal of the performance-based exception on executive compensation over $1 million.  The Company has analyzed the TCJA and recorded net benefit of $40.1 million for the effects of these items in its 2017 income tax provision in the fourth quarter, the period of enactment.  See further discussion below.

The temporary differences and the approximate tax effects that give rise to our net deferred tax liability at December 31, 2017 and 2016 are as follows:

(in thousands)	2017	2016
Deferred tax assets:
Insurance and claims	$8,797	$15,147
Net operating loss carryovers	4,755	3,326
Tax credits	11,875	6,409
Other	4,414	5,113
Deferred fuel hedge	-	1,653
Valuation allowance	(63)	(1,219)
Total deferred tax assets	29,778	30,429

Deferred tax liabilities:
Property and equipment	(76,325)	(98,679)
Investment in partnership	(14,197)	(9,730)
Deferred fuel hedge	(99)	-
Other	-	(1,391)
Prepaid expenses	(2,501)	(4,786)
Total deferred tax liabilities	(93,122)	(114,586)

Net deferred tax liability	$(63,344)	$(84,157)

The net deferred tax liability of $63.3 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by tax credit carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, no valuation allowance has been established at December 31, 2017 or 2016, except for $0.1 million and $1.2 million at December 31, 2017 and 2016, respectively, related to certain state net operating loss carry forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

As of December 31, 2017, we had a $2.8 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $0.8 million. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2016, we had a $2.8 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.8 million.  Interest and penalties recognized for uncertain tax positions provided for a $0.1 million benefit, $0.1 million expense, and a $0.2 million benefit in each of 2017, 2016, and 2015 respectively.

The following tables summarize the annual activity related to our gross unrecognized tax benefits (in thousands) for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Balance as of January 1,	$2,051	$2,394	$995
Increases related to prior year tax positions	19	-	1,737
Decreases related to prior year positions	(10)	-	-
Increases related to current year tax positions	-	-	-
Decreases related to settlements with taxing authorities	-	(88)	(182)
Decreases related to lapsing of statute of limitations	(136)	(255)	(156)
Balance as of December 31,	$1,924	$2,051	$2,394

If recognized, $2.5 million and $2.4 million of unrecognized tax benefits would impact our effective tax rate as of December 31, 2017 and 2016, respectively. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

Our 2014 through 2017 tax years remain subject to examination by the IRS for U.S. federal tax purposes, our major taxing jurisdiction. We have one tax position taken on our 2013 federal return that is under audit by the Internal Revenue Service. The position relates to a non-recurring tax credit of approximately $6.5 million. In the normal course of business, we are also subject to audits by state and local tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the more likely than not outcome of known tax contingencies. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular issue would usually require the use of cash.  Favorable resolution would be recognized as a reduction to our annual tax rate in the year of resolution.  We do not expect any significant increases or decreases for uncertain income tax positions during the next year.

Our federal tax credits of $10.5 million, along with a federal alternative minimum tax credit carryforward of $1.0 million are available to offset future federal taxable income, if any, through 2037, while our state net operating loss carryforwards and state tax credits of $91.1 million and $0.5 million, respectively expire over various periods through 2037 based on jurisdiction.

At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the TCJA; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances.  There were no aspects of the TCJA that impacted 2017 for which we were unable to make a reasonable estimate. We recognized a provisional benefit amount of $40.1 million, which is included as a component of income tax expense from continuing operations.  In all cases, we will continue to make and refine our calculations as additional analysis is completed.  In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law on a federal and state basis.

Provisional Amounts

Deferred tax assets and liabilities:  We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount is also subject to change based on how states conform to the TCJA, as that information is not readily available for many states at this time.  In addition to adjusting the rate applied to deferred tax balances, we also analyzed the future deductibility of restricted stock awards for executives and computed the effects of an NOL carryback to benefit the loss at 35% in prior years.  The provisional amount recorded related to the remeasurement of our deferred tax balance was a net benefit of $40.1 million.

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

TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  Our option to acquire up to the remaining 51% of TEL would have expired May 31, 2016, and TEL’s majority owners would have received the option to purchase our ownership in TEL.  The options previously in effect were eliminated, and we are discussing with TEL’s owners a replacement option structure and other alternatives.  TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. For the years ended December 31, 2017 and 2016, we sold tractors and trailers to TEL for $0.2 million and $0.4 million, respectively, and received $5.9 million and $5.0 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. Additionally, we paid $0.5 million to TEL for leases of revenue equipment in 2017 with no similar payments in 2016. We reversed previously deferred gains of $0.2 million for each of the years ending December 31, 2017 and 2016, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was sold to a third party.  Deferred gains totaling $0.4 million and $0.6 million at December 31, 2017 and December 31, 2016, respectively, are being carried as a reduction in our investment in TEL. At December 31, 2017 and 2016, we had accounts receivable from TEL of $8.6 million and $3.7 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL's behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income, which amounted to $3.4 million in 2017, $3.0 million in 2016, and $4.6 million in 2015. We received an equity distribution from TEL for $2.0 million in 2017, $1.5 million in 2016, and no equity distribution in 2015, which was distributed to each member based on its respective ownership percentage.  Our investment in TEL, totaling $20.1 million and $18.5 million at December 31, 2017 and 2016, respectively, is included in other assets in the accompanying consolidated balance sheet.  Our investment in TEL is comprised of the $4.9 million cash investment noted above and our equity in TEL's earnings since our investment, partially offset by dividends received since our investment for minimum tax withholdings as noted above and the abovementioned deferred gains on sales of equipment to TEL.

See TEL's summarized financial information below.

(in thousands)	As of the years ended December 31,
	2017	2016
Current Assets	$19,660	$14,320
Non-current Assets	183,905	146,081
Current Liabilities	53,981	34,766
Non-current Liabilities	117,135	96,140
Total Equity	$32,449	$29,495

(in thousands)	As of the years ended December 31,
	2017	2016	2015
Revenue	$84,865	$94,432	$104,838
Operating Expenses	72,868	83,475	91,644
Operating Income	11,997	10,957	13,194
Net Income	$6,954	$6,598	$9,061

11.          DEFERRED PROFIT SHARING EMPLOYEE BENEFIT PLAN

We have a deferred profit sharing and savings plan under which all of our employees with at least six months of service are eligible to participate. Employees may contribute a percentage of their annual compensation up to the maximum amount allowed by the Internal Revenue Code. We may make discretionary contributions as determined by a committee of our Board of Directors. We made contributions of $0.9 million in 2017, $0.7 million in 2016, and $0.8 million in 2015 to the profit sharing and savings plan.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we periodically enter into various derivative instruments, including forward futures swap contracts.  Specifically, we enter into hedging contracts with respect to ultra-low sulfur diesel ("ULSD"). Under these contracts, we pay a fixed rate per gallon of ULSD and receive the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance except for a small portion of our hedging contracts, which we determined to be ineffective on a prospective basis in 2015.  Consequently, we recognized a reduction in fuel expense of $1.4 million in 2015 to mark the related liability to market. At December 31, 2017 and 2016, there were no remaining ineffective fuel hedge contracts and, thus, all remaining fuel hedge contracts continue to qualify as cash flow hedges.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

Effective December 31, 2017, we adopted ASU 2017-12, which eliminates the requirement to separately measure and report hedge ineffectiveness. For the years ended 2017, 2016, and 2015, no hedge ineffectiveness has been recorded, thus no adjustments were required.

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers.  Because the critical terms of the swap and hedged item coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of the swap agreements that were in effect at December 31, 2017 and 2016, of approximately $0.4 million and $0.7 million, respectively, is included in other assets and other liabilities, as appropriate, in the consolidated balance sheet, and is included in accumulated other comprehensive income (loss), net of tax. Additionally, $0.4 million and $0.6 million was reclassified from accumulated other comprehensive income (loss) into our results of operations as additional interest expense for the year ended December 31, 2017 and 2016, respectively, related to changes in interest rates during such periods. Based on the amounts in accumulated other comprehensive income (loss) as of December 31, 2017, we expect to reclassify losses of approximately $0.2 million, net of tax, on derivative instruments from accumulated other comprehensive income (loss) into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

We recognize all derivative instruments at fair value on our consolidated balance sheets.  Our derivative instruments are designated as cash flow hedges, thus the gain or loss on the derivatives is reported as a component of accumulated other comprehensive income (loss) and will be reclassified into earnings in the same period during which the hedged transaction affects earnings.  The change in fair value of the hedge offsets the change in fair value of the hedged item.

At December 31, 2017, we had fuel hedge contracts on approximately 7.6 million gallons of diesel to be purchased in 2018, or approximately 16.1% of our projected annual 2018 fuel requirements.

The fair value of the contracts that were in effect at December 31, 2017 and 2016, of approximately $0.8 million and $3.6 million, respectively, are included in other assets and other liabilities, respectively, in the consolidated balance sheet, and are included in accumulated other comprehensive income (loss), net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2017, market "spot" prices for ULSD peaked at a high of approximately $1.97 per gallon and hit a low price of approximately $1.33 per gallon. During 2016, market spot prices ranged from a high of $1.66 per gallon to a low of $0.83 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $4.1 million, $16.7 million, and $15.3 million were reclassified from accumulated other comprehensive income (loss) into our results of operations for the years ended December 31, 2017, 2016, and 2015,  respectively, as additional fuel expense for 2017, 2016, and 2015,  related to losses on fuel hedge contracts that expired.  In addition to the amounts reclassified as a result of expired contracts, in 2015 we recognized a reduction of fuel expense of $1.4 million relating to previously recognized fuel expense as a result of the expiration of the fuel hedge contracts for which the fuel hedging relationship was deemed to be ineffective on a prospective basis in 2014.  As a result, the changes in fair value for those contracts were recorded as expense rather than as a component of other comprehensive loss. At December 31, 2017, all fuel hedge contracts were determined to be highly effective.

Based on the amounts in accumulated other comprehensive income as of December 31, 2017 and the expected timing of the purchases of the diesel hedged, we expect to reclassify approximately $0.6 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next year due to the actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception, quarterly, and at December 31, 2017 and 2016, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

The following tables summarize the change in the components of our OCI balance for the periods presented (in thousands; presented net of tax):

Details about OCI Components	Amount Reclassified from OCI for the years ended December 31,			Affected Line Item in the Statement of Operations
	2017	2016	2015
(Losses) gains on cash flow hedges
Commodity derivative contracts	$(4,065)	$(16,674)	$(15,313)	Fuel expense
	1,554	6,419	5,865	Income tax expense
	$(2,511)	$(10,255)	$(9,448)	Net of tax
Interest rate swap contracts	$(438)	$(557)	$(259)	Interest expense
	165	215	99	Income tax expense
	$(273)	$(342)	$(160)	Net of tax
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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against our Southern Refrigerated Transport, Inc. ("SRT") subsidiary relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  We are appealing the District Court’s decision on damages to the Sixth Circuit.

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

We had $32.9 million and $27.2 million of outstanding and undrawn letters of credit as of December 31, 2017 and 2016, respectively. The letters of credit are maintained primarily to support our insurance programs.

We had commitments outstanding at December 31, 2017, to acquire revenue equipment totaling approximately $51.7 million in 2018 versus commitments at December 31, 2016 of approximately $86.5 million. These commitments are cancelable upon stated notice periods, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, capital leases, long-term debt, proceeds from sales of existing equipment, and/or cash flows from operations.

16.          SEGMENT INFORMATION

As previously discussed, we have two reportable segments, our truckload services or Truckload and Managed Freight, which provides freight brokerage and logistics services. Our Managed Freight consists of several operating segments, which are aggregated due to similar margins and customers.  Included in Managed Freight is our accounts receivable factoring business which does not meet the aggregation criteria, but only accounts for $3.1 million of revenue.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

"Unallocated Corporate Overhead" includes expenses that are incidental to our activities and are not specifically allocated to one of the segments.

The following tables summarize our segment information:

	(in thousands)
Year Ended December 31, 2017	Truckload	Managed Freight	Unallocated Corporate Overhead	Consolidated
Revenue	$612,834	$98,182	$-	$711,016
Intersegment revenue	-	(6,009)	-	(6,009)
Operating income (loss)	38,781	8,588	(19,214)	28,155
Depreciation and amortization (1)	75,013	24	1,410	76,447
Total assets	557,399	42,479	49,790	649,668
Capital expenditures, net (2)	70,300	810	896	72,006

Year Ended December 31, 2016
Revenue	$601,226	$73,602	$-	$674,828
Intersegment revenue	-	(4,177)	-	(4,177)
Operating income (loss)	37,031	7,631	(12,215)	32,447
Depreciation and amortization (1)	71,173	22	1,261	72,456
Total assets	548,882	31,289	40,367	620,538
Capital expenditures, net (2)	57,242	43	1,767	59,052

Year Ended December 31, 2015
Revenue	$655,918	$71,057	$-	$726,975
Intersegment revenue	-	(2,735)	-	(2,735)
Operating income (loss)	74,107	5,768	(12,093)	67,782
Depreciation and amortization (1)	60,138	13	1,233	61,384
Total assets	580,506	26,315	39,896	646,717
Capital expenditures, net (2)	147,896	29	1,069	148,994

(1)	Includes gains and losses on disposition of equipment.
(2)	Includes equipment purchased under capital leases.

17.          QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	(in thousands except per share amounts)
Quarters ended	Mar. 31, 2017	June 30, 2017	Sep. 30, 2017	Dec. 31, 2017(1)

Total revenue	$158,744	$164,326	$178,631	$203,306
Operating income	309	3,962	9,041	14,843
Net (loss) income	(39)	1,548	4,632	49,298
Basic income per share	(0.00)	0.08	0.25	2.70
Diluted income per share	(0.00)	0.08	0.25	2.69

	(in thousands except per share amounts)

Quarters ended	Mar. 31, 2016(2)	June 30, 2016	Sep. 30, 2016	Dec. 31, 2016

Total revenue	$156,341	$158,832	$164,500	$190,978
Operating income	7,418	7,316	5,446	12,267
Net income	4,352	3,632	2,869	5,982
Basic income per share	0.21	0.20	0.16	0.33
Diluted income per share	0.21	0.20	0.16	0.33

(1)	Includes $40.1 million one-time benefit related to the Tax Cuts and Jobs Act.
(2)	Adjusted from 10-Q as filed due to implementation of ASU 2016-09.