Form 10-Q
period 2018-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2018-05-10
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 2018).

Class A Common Stock, $.01 par value: 15,981,049 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

ASSETS	March 31, 2018 (unaudited)	December 31, 2017 (unaudited)
Current assets:
Cash and cash equivalents	$38,371	$15,356
Accounts receivable, net of allowance of $1,429 in 2018 and $1,456 in 2017	94,793	104,153
Drivers' advances and other receivables, net of allowance of $590 in 2018 and $556 in 2017	11,774	15,062
Inventory and supplies	4,273	4,232
Prepaid expenses	6,701	8,699
Assets held for sale	2,249	1,444
Income taxes receivable	11,897	11,551
Other short-term assets	1,729	1,817
Total current assets	171,787	162,314

Property and equipment, at cost	640,838	650,988
Less: accumulated depreciation and amortization	(182,768)	(186,916)
Net property and equipment	458,070	464,072

Other assets, net	25,476	23,282
Total assets	$655,333	$649,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	$12,520	$11,857
Accrued expenses	22,768	26,520
Current maturities of long-term debt	25,550	24,596
Current portion of capital lease obligations	2,971	2,962
Current portion of insurance and claims accrual	15,104	15,042
Other short-term liabilities	-	243
Total current liabilities	78,913	81,220

Long-term debt	164,415	164,465
Long-term portion of capital lease obligations	20,967	21,777
Insurance and claims accrual	22,424	21,836
Deferred income taxes	65,539	63,344
Other long-term liabilities	1,387	1,825
Total liabilities	353,645	354,467
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,981,049 shares issued and outstanding as of March 31, 2018; and 15,979,703 shares issued and outstanding as of December 31, 2017	171	171
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	138,050	137,242
Accumulated other comprehensive income	964	293
Retained earnings	162,479	157,471
Total stockholders' equity	301,688	295,201
Total liabilities and stockholders' equity	$655,333	$649,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2018	2017
Revenue:
Freight revenue	$150,463	$140,126
Fuel surcharge revenue	23,103	18,618
Total revenue	$173,566	$158,744

Operating expenses:
Salaries, wages, and related expenses	60,619	59,324
Fuel expense	27,181	25,402
Operations and maintenance	11,730	12,413
Revenue equipment rentals and purchased transportation	30,691	25,372
Operating taxes and licenses	2,660	2,735
Insurance and claims	8,685	8,718
Communications and utilities	1,741	1,628
General supplies and expenses	4,139	3,727
Depreciation and amortization, including gains and losses on disposition of property and equipment	19,695	19,116
Total operating expenses	167,141	158,435
Operating income	6,425	309
Interest expense, net	1,960	2,081
Income from equity method investment	(1,490)	(1,025)
Income (loss) before income taxes	5,955	(747)
Income tax expense (benefit)	1,538	(708)
Net income (loss)	$4,417	$(39)

Income (loss) per share:
Basic and diluted net income (loss) per share	$0.24	$(0.00)
Basic weighted average shares outstanding	18,331	18,256
Diluted weighted average shares outstanding	18,406	18,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)

	Three months ended March 31, (unaudited)
	2018	2017

Net income (loss)	$4,417	$(39)

Other comprehensive income (loss):

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of $295 and $1,122 in 2018 and 2017, respectively	770	(1,793)

Reclassification of cash flow hedge (gain) loss into statement of operations, net of tax of $38 and $510 in 2018 and 2017, respectively	(99)	814

Total other comprehensive income (loss)	671	(979)

Comprehensive income (loss)	$5,088	$(1,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited and in thousands)

				Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Class A	Class B

Balances at December 31, 2017	$171	$24	$137,242	$293	$157,471	$295,201

Net income	-	-	-	-	4,417	4,417

Effect of adoption of ASU 2014-09	-	-	-	-	591	591

Other comprehensive income	-	-	-	671	-	671

Stock-based employee compensation expense	-	-	826	-	-	826

Issuance of restricted shares	-	-	(18)	-	-	(18)

Balances at March 31, 2018	$171	$24	$138,050	$964	$162,479	$301,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)

	Three months ended March 31, (unaudited)
	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,417	$(39)
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for losses on accounts receivable	(8)	189
Reversal of gain on sales to equity method investee	(160)	(65)
Depreciation and amortization	18,614	18,666
Amortization of deferred financing fees	37	68
Deferred income tax expense	1,691	2,395
Income tax benefit arising from restricted share vesting	4	84
Stock-based compensation expense	826	155
Equity in income of affiliate	(1,490)	(1,025)
Loss on disposition of property and equipment	1,081	450
Changes in operating assets and liabilities:
Receivables and advances	12,995	12,039
Prepaid expenses and other assets	2,327	2,214
Inventory and supplies	(42)	(54)
Insurance and claims accrual	650	4,671
Accounts payable and accrued expenses	(4,246)	(9,081)
Net cash flows provided by operating activities	36,696	30,667

Cash flows from investing activities:
Acquisition of property and equipment	(32,160)	(22,511)
Proceeds from disposition of property and equipment	18,429	6,623
Net cash flows used in investing activities	(13,731)	(15,888)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	1,422
Proceeds from issuance of notes payable	29,674	21,399
Repayments of notes payable	(23,784)	(34,286)
Repayments of capital lease obligations	(799)	(5,424)
Proceeds under revolving credit facility	336,616	261,123
Repayments under revolving credit facility	(341,622)	(259,308)
Payment of minimum tax withholdings on stock compensation	(18)	(203)
Debt refinancing costs	(17)	-
Net cash provided by (used in) financing activities	50	(15,277)

Net change in cash and cash equivalents	23,015	(498)

Cash and cash equivalents at beginning of period	15,356	7,750

Cash and cash equivalents at end of period	$38,371	$7,252

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Equipment purchased under capital leases	$-	$5,786

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2017, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Recent Accounting Pronouncements

Accounting Standards adopted

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, which supersedes virtually all existing revenue guidance. The new standard introduces a five-step model to determine when and how revenue is recognized.  The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  The new standard became effective for us for our annual and interim reporting periods beginning January 1, 2018.  The guidance permits the use of either a full retrospective or modified retrospective adoption approach with a cumulative effect adjustment recorded in either scenario as necessary upon transition.

As permitted by the guidance, we elected the modified retrospective approach and thus recognized the cumulative effect of adoption of $0.6 million, net of tax, as a positive adjustment to retained earnings in the first quarter of 2018 as a result of the initial recording of in process revenue and associated direct expenses.

Based on our review of our customer shipping arrangements and the related guidance, we have concluded that we will recognize revenue from loads proportionally as the transportation service is performed based on the percentage of miles completed as of the period end, as opposed to recognizing revenue upon the completion of the load, which was our historic practice. Revenue will be recognized on a gross basis at amounts charged to our customers because we control and are primarily responsible for the fulfillment of the promised serviced. Our recognition of revenue under the new standard approximates our recognition of revenue under the prior standard, as there will generally be a consistent amount of freight in process at the beginning and end of the period; however, seasonality and the day on which the period ends may cause minor differences.

The following tables summarize the impacts of adopting ASU 606 on the Company’s consolidated condensed financial statements for the period ended March 31, 2018.

	Three Months Ended March 31, 2018
Financial Statement Line Item (in thousands)	As reported	Adjustments	Balances without adoption of Topic 606
Consolidated Balance Sheet
Accounts receivable, net of allowances	$94,793	$(1,291)	$93,502
Total assets	655,333	(1,291)	654,042
Accrued expenses	22,768	(199)	22,569
Deferred income taxes	65,539	(300)	65,239
Total liabilities	353,645	(499)	353,146
Retained earnings	162,479	(792)	161,687
Total stockholders’ equity	301,688	(792)	300,896
Total liabilities and stockholders’ equity	655,333	(1,291)	654,042
Consolidated Statement of Operations
Freight revenue	150,463	(281)	150,182
Total revenue	173,566	(281)	173,285
Salaries, wages and related expenses	60,619	15	60,634
Revenue equipment rentals and purchased transportation	30,691	(19)	30,672
Total operating expenses	167,141	(4)	167,137
Income tax expense	1,538	(76)	1,462
Net income	4,417	(201)	4,216
Consolidated Statement of Comprehensive Income
Net income	4,417	(201)	4,216
Comprehensive income	5,088	(201)	4,887
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	4,417	(201)	4,216
Deferred income tax expense	1,691	(76)	1,615
Change in: Receivables and advances	12,995	281	13,276
Change in: Accounts payable and accrued expenses	(4,246)	(4)	(4,250)
Net cash flows provided by operating activities	36,696	-	36,696

We have two reportable segments, Truckload, which is comprised of our truckload services, and Managed Freight, which provides freight brokerage and logistics services.

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long-haul, regional, and dedicated service; and (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

Managed Freight is comprised primarily of freight brokerage and logistics services. Also included in Managed Freight is our accounts receivable factoring business, which does not meet the aggregation criteria, but only accounts for $0.9 million of our 2018 revenue.

The following table summarizes our revenue by reportable segment by operating fleet, as used by our chief operating decision maker of the Company in making decisions regarding allocation resources, etc., for the three months ended March 31, 2018:

(in thousands)	Three months ended March 31,
	2018	2017
Total Revenues:
Truckload: Covenant Transport	$95,713	$87,842
Truckload: SRT	40,703	40,700
Truckload: Star Transportation	18,132	17,083
Managed Freight	19,018	13,119

Total	$173,566	$158,744

Accounting Standards not yet adopted

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

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  There were no anti-dilutive shares for the three months ended March 31, 2018.  There were no outstanding stock options at March 31, 2018.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended March 31,
	2018	2017
Numerator:
Net income (loss)	$4,417	$(39)
Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	18,331	18,256
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	75	-
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares and assumed conversions	18,406	18,256

Basic and diluted income (loss) per share:	$0.24	$(0.00)

Note 3.	Segment Information

We have two reportable segments, our truckload services or Truckload and Managed Freight, which provides freight brokerage and logistics services. Our Managed Freight consists of several operating segments, which are aggregated due to similar margins and customers.  Included in Managed Freight is our accounts receivable factoring business, which does not meet the aggregation criteria, but only accounts for $0.9 million of our 2018 revenue.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2017 Annual Report on Form 10-K.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

The following table summarizes our segment information used by our chief operating decision maker of the Company in making decisions regarding allocation resources, etc., as of and for the three months ended March 31, 2018:

(in thousands)	Three months ended March 31,
	2018	2017
Total Revenues:
Truckload	$154,548	$145,625
Managed Freight	19,018	13,119

Total	$173,566	$158,744
Operating Income (Loss):
Truckload	$5,361	$(1,138)
Managed Freight	1,064	1,447

Total	$6,425	$309

Note 4.    Income Taxes

Income tax expense varies from the amount computed by applying the federal corporate income tax rates of 21% and 35% in 2018 and 2017, respectively, to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of March 31, 2018 has decreased by $0.2 since December 31, 2017.

The net deferred tax liability of $65.5 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at March 31, 2018, for $0.1 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Provisional Amounts in the Effective Rate

The Tax Cuts and Jobs Act was enacted on December 22, 2017.  We are applying the Securities and Exchange Commission’s guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Act.  At March 31, 2018, we have not completed our accounting for all of the tax effects of the Act; however, as described below, we have made a reasonable estimate of the effects.  During the three-month period ended March 31, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.  We will continue to make and refine our calculations as additional analysis is completed.  Our estimates may also be affected as we gain a more thorough understanding of the tax law on a federal and state basis.

Deferred tax assets and liabilities:  We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  We also analyzed the future deductibility of restricted stock awards for executives and computed the effects of a net operating loss carryback to benefit the loss at 35% in prior years.  We recorded a provisional benefit amount of $40.1 million as of December 31, 2017 related to the remeasurement of certain deferred tax balances.  For the three-month period ended March 31, 2018, we have made no change to our analysis.  We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount is also subject to change based on how states conform to the Act, as that information is not readily available for many states at this time.

Note 5.   Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Derivatives Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivatives	March 31, 2018	December 31, 2017(1)
Net Fair Value of Derivatives	$1,340	$393
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$1,340	$393
Significant Unobservable Inputs (Level 3)	-	-

(1)	Includes derivative liabilities of $487 at December 31, 2017.

Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $31.8 million and $31.9 million of receivables we have purchased under factoring arrangements at March 31, 2018 and December 31, 2017, respectively, net of a $0.2 million allowance for bad debt for each respective date.  We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of accrued interest. At March 31, 2018 and December 31, 2017, the retained amounts related to factored receivables totaled $0.5 million and $0.6 million, respectively, and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at March 31, 2018, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments associated with the purchase of certain trailers.  Because the critical terms of the swaps and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at March 31, 2018, of approximately $0.5 million, is included in other short and long-term assets in the condensed consolidated balance sheet and is included in accumulated other comprehensive income, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three months ended March 31, 2018, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive income as of March 31, 2018, we expect to reclassify gains of approximately $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At March 31, 2018, we had fuel hedge contracts on approximately 5.7 million gallons for the remainder of 2018, or approximately 16.1% of our projected remaining 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at March 31, 2018, of approximately $0.8 million is included in other short-term assets in the consolidated balance sheet and is included in accumulated other comprehensive income, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the first quarter in 2018, market "spot" prices for ULSD peaked at a high of approximately $2.08 per gallon and hit a low price of approximately $1.80 per gallon. During the same 2017 quarter, market "spot" prices ranged from a high of $1.63 per gallon to a low of $1.46 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $0.2 million was reclassified from accumulated other comprehensive income into our results of operations as a reduction to fuel expense for the three months ended March 31, 2018, related to gains on contracts that expired.  Based on the amounts in accumulated other comprehensive income as of March 31, 2018, and the expected timing of the purchases of the diesel hedged, we expect to reclassify gains of approximately $0.6 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to the actual prices paid for diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at March 31, 2018, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.   Debt

Current and long-term debt consisted of the following at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018		December 31, 2017
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$4,001	$-	$9,007
Revenue equipment installment notes; weighted average interest rate of 3.4% and 3.3% at March 31, 2018 and December 31, 2017, respectively, due in monthly installments with final maturities at various dates ranging from April 2018 to June 2023, secured by related revenue equipment	24,675	136,139	23,732	130,946
Real estate note; interest rate of 3.4% at March 31, 2018 and 3.1% at December 31, 2017, respectively, due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,015	24,553	1,004	24,810
Deferred loan costs	(140)	(278)	(140)	(298)
Total debt	25,550	164,415	24,596	164,465
Principal portion of capital lease obligations, secured by related revenue equipment	2,971	20,967	2,962	21,777
Total debt and capital lease obligations	$28,521	$185,382	$27,558	$186,242

We and substantially all of our subsidiaries are parties to a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders").

The Credit Facility is a $95.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment.  The Credit Facility includes, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.  The Credit Facility matures in September 2021.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had $4.0 million outstanding under the Credit Facility as of March 31, 2018, undrawn letters of credit outstanding of approximately $32.8 million, and available borrowing capacity of $57.9 million. The interest rate on outstanding borrowings as of March 31, 2018, was 5.3% on $4.0 million of base rate loans, and there were no outstanding LIBOR loans.  Based on availability as of March 31, 2018 and December 31, 2017, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2018 terminate in April 2018 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2018 to June 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $128.0 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $0.8 million at March 31, 2018, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At March 31, 2018, 193,186 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023.  To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, is stock-based compensation expense of approximately $0.8 million and $0.2 million, respectively. All stock compensation expense recorded in 2018 and 2017 relates to restricted shares, as no options were granted during these periods.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2018, certain participants elected to forfeit receipt of an aggregate of 655 shares of Class A common stock at a weighted average per share price of $27.16 based on the closing price of our Class A common stock on the dates the shares vested in 2018, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted less than $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.   Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent.  We sold less than $0.1 million of tractors or trailers to TEL during the quarter ended March 31, 2018, and we sold none to TEL during the same 2017 quarter. We received $2.1 million and $0.1 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized a net reversal of previously deferred gains totaling $0.2 million and less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.2 million at March 31, 2018, are being carried as a reduction in our investment in TEL.  At March 31, 2018 and December 31, 2017, we had accounts receivable from TEL of $5.3 million and $8.6 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2018 net income through March 31, 2018, or $1.5 million. Our investment in TEL, totaling $21.8 million and $20.1 million, at March 31, 2018 and December 31, 2017, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below:

(in thousands)	As of March 31, 2018	As of December 31, 2017
Current Assets	$20,284	$19,660
Non-current Assets	204,043	183,905
Current Liabilities	12,991	53,981
Non-current Liabilities	175,870	117,135
Total Equity	$35,466	$32,449

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Revenue	$25,141	$22,533
Operating Expenses	20,624	19,827
Operating Income	4,517	2,706
Net Income	$3,017	$1,637

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

We had $32.8 million and $32.9 million of outstanding and undrawn letters of credit as of March 31, 2018 and December 31, 2017, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 11. Other Comprehensive Income ("OCI")

OCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our OCI balance for the periods presented (in thousands; presented net of tax):

Details about OCI Components	Amount Reclassified from OCI for the three months ended March 31, 2018	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Commodity derivative contracts	$(199)	Fuel benefit
	55	Income tax expense
	$(144)	Net of tax

Interest rate swap contracts	$62	Interest expense
	(17)	Income tax benefit
	$45	Net of tax

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of new accounting standards, future results of SRT, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, future customer relationships, expected debt reduction, future driver market conditions, expected cash flows, expected operating income and earnings per share improvements, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and management bonuses, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, future fleet size and management, the market value of used equipment, including equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in Transport Enterprise Leasing, LLC, and anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, including with respect to the 2008 cargo claim and the California wage and hour claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2017.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2017, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

With the recent economic growth in the U.S. we are encouraged by the year-over-year improvement in our operating margins for the first quarter of 2018 despite a decrease in our utilization. The main positives in the first quarter were 1) significant improvement in the operating profitability at each of our three asset-based units; 2) a 6.3% increase in average freight revenue per truck versus the same quarter of 2017; 3) deleveraging with a $24.9 million decrease in our total net indebtedness; 4) improved year-over-year earnings from our investment in Transport Enterprise Leasing; and 5) our tangible book value per basic share increased 27.5% to $16.46 from $12.91 a year ago. The main negatives in the quarter were a) the operating income decline from our Managed Freight segment, and b) increased truckload operating costs on a per mile basis, including unfavorable employee wages, partially offset by lower net fuel costs.

Additional items of note for the first quarter of 2018 include the following:

●
Total revenue of $173.6 million, an increase of 9.3% compared with the first quarter of 2017, and freight revenue of $150.5 million (which excludes revenue from fuel surcharges), an increase of 7.4% compared with the first quarter of 2017;

●	Operating income of $6.4 million, compared with operating income of $0.3 million in the first quarter of 2017;

●	Net income of $4.5 million, or $0.24 per basic and diluted share, compared with net loss of less than $0.1 million, or $0.00 per basic and diluted share, in the first quarter of 2017;

●	With available borrowing capacity of $57.9 million under our Credit Facility, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Managed Freight segment’s total revenue increased to $19.0 million in the 2018 quarter from $13.1 million in the 2017 quarter and operating income decreased to $1.0 million in the 2018 quarter from $1.4 million in the 2017 quarter;

●	Our equity investment in TEL provided $1.5 million of pre-tax earnings compared to $1.0 million in the first quarter of 2017;

●	Since December 31, 2017, aggregate lease-adjusted indebtedness (which includes the present value of off-balance sheet lease obligations), net of cash, decreased by $24.9 million to $195.1 million; and

●	Stockholders' equity and tangible book value at March 31, 2018, were $301.7 million, or $16.46 per basic share.

For the remaining quarters of 2018 we are forecasting sequential operating income improvement, based on our expectation of a continuation of recent U.S. economic growth, as well as continued regulatory and demographic capacity constraints on driver availability. We expect year-over-year average freight revenue per total mile to be positive over the remainder of the year although it may be greatest in the second quarter, when a large portion of our annual contractual rate revisions are scheduled and the comparison to last year's quarter is most favorable. The expected increase in yield will be offset in part by higher employee wages, the potential for miles per tractor to remain lower than last year, and inflationary factors. We continue to expect significant earnings contribution from peak shipments in November-December of each year; however, the focus on these other services is intended to reduce the seasonal volatility we have experienced in previous years. All in all, we expect meaningful year-over-year improvements in earnings per share each quarter of 2018 as we continue to focus our efforts on strategically positioning our service offerings and improving our drivers’ experience.

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

Operating Ratio

Operating Ratio ("OR") For Three Months Ended March 31, 2017 and 2018, respectively
	Three months ended March 31,
GAAP Operating Ratio:	2018(1)	OR %	2017	OR %
Total revenue	$173,566		$158,744
Total operating expenses	167,141	96.3%	158,435	99.8%
Operating income	$6,425		$309

Adjusted Operating Ratio:	2018	Adj. OR %	2017	Adj. OR %
Total revenue	$173,566		$158,744
Less: Fuel surcharge revenue:	23,103		18,618
Revenue (excluding fuel surcharge revenue)	150,463		140,126

Total operating expenses	167,141		158,435
Less: Fuel surcharge revenue	23,103		18,618
Total operating expenses (net of fuel surcharge revenue)	144,038	95.7%	139,817	99.8%
Operating income	$6,425		$309

(1) Includes impact of adoption of ASU 2014-09. See Note 1 for the related impact to total revenue and operating expenses.

Revenue and Expenses

We focus on targeted markets throughout the United States where we believe our service standards can provide a competitive advantage.  We are a major carrier for transportation companies such as parcel freight forwarders, less-than-truckload carriers, and third-party logistics providers that require a high level of service to support their businesses, as well as for traditional truckload customers such as manufacturers, retailers, and food and beverage shippers.  We also generate revenue through providing ancillary services, including freight brokerage and accounts receivable factoring.

We have two reportable segments, Truckload, which is comprised of our truckload services, and Managed Freight, which provides freight brokerage and logistics services.

The Truckload segment consists of three operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long-haul, regional, and dedicated service; and (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

In addition, our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide.  The operations consist of several operating segments, which are aggregated due to similar margins and customers.  Included within Managed Freight is our account receivable factoring business, which does not meet the aggregation criteria, but only accounts for $0.9 million of our 2018 first quarter revenue.

Revenue Equipment

At March 31, 2018, we operated 2,576 tractors and 6,736 trailers. Of such tractors, 2,093 were owned, 234 were financed under operating leases, and 249 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 4,772 were owned, 815 were financed under operating leases, and 1,159 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases.  These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2018, our fleet had an average tractor age of 2.1 years and an average trailer age of 3.3 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2018 TO THREE MONTHS ENDED MARCH 31, 2017

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three months ended March 31,
	2018	2017
Revenue:
Freight revenue	$150,463	$140,126
Fuel surcharge revenue	23,103	18,618
Total revenue	$173,566	$158,744

For the quarter ended March 31, 2018, total revenue increased approximately $14.8 million, or 9.3%, to $173.6 million from $158.7 million in the 2017 quarter.  Freight revenue increased approximately $10.3 million, or 7.4%, to $150.5 million for the quarter ended March 31, 2018, from $140.1 million in the 2017 quarter, while fuel surcharge revenue increased $4.5 million quarter-over-quarter. The increase in freight revenue resulted from a $4.4 million increase in revenue from our Truckload segment and a $5.9 million increase in freight revenue from Managed Freight.

The $4.4 million increase in Truckload revenue relates to a 6.3% increase in average freight revenue per tractor per week from the 2017 quarter, partially offset by a $3.2 million decrease in freight revenue from our temperature-controlled intermodal service, as a result of effectively discontinuing this consistently unprofitable service offering in December 2017. The increase in average freight revenue per tractor per week for the quarter ended March 31, 2018 is the result of an increase in average freight revenue per total mile of 15.4 cents per mile compared to the 2017 quarter, partially offset by a decrease in average miles per tractor per week of 2.9%. Team-driven trucks decreased to an average of 894 teams in the first quarter of 2018, a decrease of approximately 10.9% from the average of 1,003 teams in the first quarter of 2017.

Managed Freight revenue increased $5.9 million quarter-over-quarter, as a result of growth with existing customers compared with the same 2017 period, as well as increased overflow freight from our Truckload services.

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

Salaries, wages, and related expenses

	Three months ended March 31,
	2018	2017
Salaries, wages, and related expenses	$60,619	$59,324
% of total revenue	34.9%	37.4%
% of freight revenue	40.3%	42.3%

Salaries, wages, and related expenses increased approximately $1.3 million, or 2.2%, for the three months ended March 31, 2018, compared with the same quarter in 2017. As a percentage of total revenue, salaries, wages, and related expenses decreased to 34.9% of total revenue for the three months ended March 31, 2018, from 37.4% in the same quarter in 2017.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 40.3% of freight revenue for the three months ended March 31, 2018, from 42.3% in the same quarter in 2017. The percentage decreases are primarily the result of a lower percentage of our fleet comprised of team-driven tractors partially offset by driver and non-driver pay increases since the first quarter of 2017.

Going forward, we believe salaries, wages, and related expenses will increase as a result of a tight driver market, which continues to offer significant challenges, wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to maintain or reduce the number of unseated tractors in our fleet in a tight market for drivers. Additionally, when the freight market allows for an increase in rates we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers.  Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three months ended March 31,
	2018	2017
Fuel expense	$27,181	$25,402
% of total revenue	15.7%	16.0%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra-low sulfur diesel prices as measured by the DOE averaged approximately $0.45 per gallon higher in the first quarter of 2018 compared with the same quarter in 2017.

Additionally, $0.2 million was reclassified from accumulated other comprehensive income into our results of operations as a reduction to fuel expense for the three months ended March 31, 2018, related to gains on fuel hedge contracts that expired.  At March 31, 2018, all the fuel hedge contracts were deemed to be effective and thus continue to qualify as cash flow hedges. To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge revenue, the percentage of miles driven by company tractors, our fuel economy, our percentage of deadhead miles, for which we do not receive material fuel surcharge revenues, and the net impact of fuel hedging gains and losses.  Net fuel expense is shown below:

	Three months ended March 31,
	2018	2017
Total fuel surcharge	$23,103	$18,618
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,595	1,761
Company fuel surcharge revenue	$20,508	$16,857
Total fuel expense	$27,181	$25,402
Less: Company fuel surcharge revenue	20,508	16,857
Net fuel expense	$6,673	$8,545
% of freight revenue	4.4%	6.1%

Total fuel expense increased approximately $1.8 million, or 7.0%, for the three months ended March 31, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, total fuel expense decreased to 15.7% of total revenue for the three months ended March 31, 2018, from 16.0% in the same quarter in 2017. As a percentage of freight revenue, total fuel expense remained flat at 18.1% of freight revenue for the three months ended March 31, 2018 and 2017. These changes in total fuel expense for the quarter ended March 31, 2018 are primarily due to the changes in average price per gallon of ultra-low sulfur diesel as measured by the DOE, compared to the same quarter in 2017, partially offset by $0.2 million of fuel hedge gains reclassified into earnings in the first quarter of 2018 compared to $1.2 million of losses in the same 2017 period.

Net fuel expense decreased $1.9 million, or 21.9%, for the three months ended March 31, 2018, as compared to the same 2017 quarter.  As a percentage of freight revenue, net fuel expense decreased to 4.4% for the three months ended March 31, 2018, as compared to 6.1% for the 2017 quarter.  The change in net fuel expense is primarily due to brokering less freight and the tiered reimbursement structure of certain fuel surcharge agreements. The decreases were partially offset by a greater percentage of miles driven by independent contractors, where we pay a rate that reflects then-existing fuel prices and we do not have the natural hedge created by fuel surcharge.

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

Operations and maintenance

	Three months ended March 31,
	2018	2017
Operations and maintenance	$11,730	$12,413
% of total revenue	6.8%	7.8%
% of freight revenue	7.8%	8.9%

Operations and maintenance decreased approximately $0.7 million, or 5.5%, for the three months ended March 31, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, operations and maintenance decreased to 6.8% of total revenue for the three months ended March 31, 2018, from 7.8% in the same quarter in 2017.  As a percentage of freight revenue, operations and maintenance decreased to 7.8% of freight revenue for the three months ended March 31, 2018, from 8.9% in the same quarter in 2017. These decreases were primarily the result of reduced maintenance costs related to having a younger trailer fleet at 3.3 years during the first quarter of 2018 as compared 4.2 years in the same 2017 period.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three months ended March 31,
	2018	2017
Revenue equipment rentals and purchased transportation	$30,691	$25,372
% of total revenue	17.7%	16.0%
% of freight revenue	20.4%	18.1%

Revenue equipment rentals and purchased transportation increased approximately $5.3 million, or 21.0%, for the three months ended March 31, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 17.7% of total revenue for the three months ended March 31, 2018, from 16.0% in the same quarter in 2017.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 20.4% of freight revenue for the three months ended March 31, 2018, from 18.1% in the same quarter in 2017. These increases were primarily the result of a more competitive market for sourcing third-party capacity in our Managed Freight segment, as well as an increase in our number of independent contractors, partially offset by the late 2017 discontinuation of our temperature-controlled intermodal service offering. We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or capital leases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation as we expect to continue to grow our Managed Freight segment as well as a result of reduced capacity.

In addition, if fuel prices continue to increase, it would result in a further increase in what we pay third party carriers and independent contractors.  However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors and handled by Managed Freight, the percentage of our fleet financed with operating leases, and the cost to obtain third party transportation services, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which would increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue. Further, we exited the temperature-controlled intermodal business in the fourth quarter of 2017 in order to focus on our objective to continue improvements at SRT. As a result, we expect purchased transportation costs at SRT to decrease going forward, which could partially offset any increase in consolidated purchased transportation.

Operating taxes and licenses

	Three months ended March 31,
	2018	2017
Operating taxes and licenses	$2,660	$2,735
% of total revenue	1.5%	1.7%
% of freight revenue	1.8%	2.0%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended March 31,
	2018	2017
Insurance and claims	$8,685	$8,718
% of total revenue	5.0%	5.5%
% of freight revenue	5.8%	6.2%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, remained relatively even for the three months ended March 31, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, insurance and claims decreased to 5.0% of total revenue for the three months ended March 31, 2018, from 5.5% in the same quarter in 2017.  As a percentage of freight revenue, insurance and claims decreased to 5.8% of freight revenue for the three months ended March 31, 2018, from 6.2% in the same quarter in 2017.  Insurance and claims per mile cost increased to 11.6 cents per mile in the first quarter of 2018 from 11.2 cents per mile in the first quarter of 2017.  The per mile increase is primarily the result of increased frequency of accidents during the three months ended March 31, 2018, compared to the same 2017 period.  Our rate of chargeable accidents per million miles, as measured by the U.S. Department of Transportation, was flat, although non-chargeable accidents increased, compared to record lows from the same 2017 period.

Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts.  The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers.  This is referred to as "commuting" the policy or "policy commutation."  In several past periods, including the policy period from April 1, 2013, through September 30, 2014, commuted in 2015, we have commuted the policy, which has lowered our insurance and claims expense. We are also self-insured for physical damage to our equipment.  Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations.  We have accrued a reserve in connection with a judgment that was rendered against us based on a 2008 cargo claim.  We recorded an additional $0.9 million of expense in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of our previous appeal.  We are currently pursuing a second appeal to the Sixth Circuit Court of Appeals related to the District Court’s decision on damages.  If these further proceedings are resolved favorably to us, any reduction of the accrual could reduce insurance and claims expense in the period in which the claim is resolved. On the other hand, if the proceedings are not resolved favorably, insurance and claims expense may increase as a result of continuing litigation expenses, including pre and post judgment interest. We periodically evaluate strategies to efficiently reduce our insurance and claims expense, which in the past have included the commutation of our auto liability insurance policy.  We intend to evaluate our ability to commute the current policy and any such commutation could significantly reduce insurance and claims expense, by zero to $7.2 million, depending upon the ultimate resolution of claims during that period.

Communications and utilities

	Three months ended March 31,
	2018	2017
Communications and utilities	$1,741	$1,628
% of total revenue	1.0%	1.0%
% of freight revenue	1.2%	1.2%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended March 31,
	2018	2017
General supplies and expenses	$4,139	$3,727
% of total revenue	2.4%	2.3%
% of freight revenue	2.8%	2.7%

For the periods presented, the changes in general supplies and expenses were not significant as either a percentage of total revenue or freight revenue.

Depreciation and amortization

	Three months ended March 31,
	2018	2017
Depreciation and amortization	$19,695	$19,116
% of total revenue	11.3%	12.0%
% of freight revenue	13.1%	13.6%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets.  Depreciation and amortization increased approximately $0.6 million, or 3.0%, for the three months ended March 31, 2018, compared with the same quarter in 2017. As a percentage of total revenue, depreciation and amortization decreased to 11.3% of total revenue for the three months ended March 31, 2018, from 12.0% in the same quarter in 2017.  As a percentage of freight revenue, depreciation and amortization decreased to 13.1% of freight revenue for the three months ended March 31, 2018, from 13.6% in the same quarter in 2017. Excluding gains and losses, depreciation remained flat at $18.6 million. Losses on the sale of property and equipment were $1.1 million in the 2018 quarter compared to $0.5 million in the 2017 quarter. We expect the impact on our earnings from depreciation and amortization to remain relatively even going forward. However, if the used tractor market were to decline, we could have to adjust residual values again and increase depreciation or experience increased losses on sale.

Interest expense, net

	Three months ended March 31,
	2018	2017
Interest expense, net	$1,960	$2,081
% of total revenue	1.1%	1.3%
% of freight revenue	1.3%	1.5%

For the periods presented, the changes in interest expense, net were not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage.

Income from equity method investment

	Three months ended March 31,
	2018	2017
Equity in income of affiliate	$1,490	$1,025

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the three months ended March 31, 2018, the increase in TEL's contributions to our results is primarily due to growth in TEL’s lease offerings, as well as improvements in the used tractor market compared to the same 2017 quarter. We expect the impact on our earnings resulting from our investment in TEL to improve year-over-year, particularly if the used equipment market stabilizes or improves.

Income tax expense (benefit)

	Three months ended March 31,
	2018	2017
Income tax expense (benefit)	$1,538	$(708)
% of total revenue	0.9%	0.4%
% of freight revenue	1.0%	0.5%

Income tax expense (benefit) increased approximately $2.2 million, or 317.2%, for the three months ended March 31, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, income tax expense (benefit) increased to 0.9% of total revenue for the three months ended March 31, 2018, from 0.4% in the same quarter in 2017.  As a percentage of freight revenue, income tax expense (benefit) increased to 1.0% of freight revenue for the three months ended March 31, 2018, from 0.5% in the same quarter in 2017. These increases were primarily related to a $6.7 million increase in pre-tax income in 2018 compared to 2017 resulting from the abovementioned increases in revenue, as well as a lower tax rate due to the Tax Cuts and Jobs Act of 2017.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.  We are currently estimating our 2018 effective income tax rate to be in the range of 24.0% to 27.5%.

RESULTS OF SEGMENT OPERATIONS

We have two reportable segments, truckload services, which we refer to as Truckload. In addition, our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage and logistics service provided both directly and through freight brokerage agents, who are paid a commission for the freight they provide. These operations consist of several operating segments, which are aggregated due to similar margins and customers.  Included within Managed Freight is also our accounts receivable factoring business, which does not meet the aggregation criteria.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2018 TO THREE MONTHS ENDED MARCH 31, 2017

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended March 31,
	2018	2017
Total Revenues:
Truckload	$154,548	$145,625
Managed Freight	19,018	13,119

Total	$173,566	$158,744

Operating Income:
Truckload	$5,361	$(1,138)
Managed Freight	1,064	1,447

Total	$6,425	$309

For the 2018 quarter, Truckload total revenue increased $8.9 million due to a $4.5 million increase in fuel surcharge revenue, as well as a $4.4 million increase in freight revenue. The increase in freight revenue primarily relates to a 6.3% increase in average freight revenue per tractor per week from the 2017 quarter, partially offset by a $3.2 million decrease in freight revenue from our temperature-controlled intermodal service, as a result of effectively discontinuing this service offering during December 2017. The increase in average freight revenue per tractor per week for the quarter ended March 31, 2018 is the result of an increase in average freight revenue per total mile of 15.4 cents per mile compared to the 2017 quarter, partially offset by a decrease in average miles per tractor per week of 2.9%. Team-driven tractors decreased to an average of 894 teams in the first quarter of 2018, a decrease of approximately 10.9% from the average of 1,003 teams in the first quarter of 2017.

Our Truckload operating income was $6.5 million higher in the 2018 quarter than in the same 2017 quarter, due to the abovementioned increase in revenue, partially offset by an increase in operating costs per mile, net of fuel surcharge revenue, primarily related to increased salaries and driver compensation, as well as increased capital costs.

Managed Freight total revenue and operating income increased $5.9 million quarter-over-quarter as a result of growth with existing customers compared with the same 2017 period, as well as increased overflow freight from our Truckload services, and operating income decreased $0.4 million, as a result of a more competitive market for sourcing third-party capacity, which increased our costs.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  Further, we expect to increase our capital allocation toward dedicated, 3PL, and other managed freight solutions to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $92.8 million and $81.1 million at March 31, 2018 and December 31, 2017, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund most new tractors expected to be delivered in 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at March 31, 2018, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we are successful in our attempts to grow our owner operator fleet, our capital requirements would be reduced. As of March 31, 2018, we had $4.0 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $32.8 million, and available borrowing capacity of $57.9 million under the Credit Facility. Our intra-period borrowings on the Credit Facility ranged from zero to approximately $21.6 million during the first three months of 2018.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Unless we decide to make any strategic investments during the year, we anticipate paying off an aggregate of approximately $40.0 to $60.0 million of financing and lease liabilities, comprised of both on and off balance sheet obligations, during 2018.

Cash Flows

Net cash flows provided by operating activities increased $6.0 million in the quarter ended March 31, 2018 compared with the 2017 quarter, primarily due to an increase in net income of $4.5 million compared to the same 2017 period, as well as the fluctuations in cash flows from accounts payable and accrued expenses, which primarily related to the timing and amount of payments on our trade accounts in the 2018 quarter compared to the 2017 quarter.  These changes were partially offset by fluctuations in insurance and claims accruals compared to the same 2017 quarter as a result of an increase in severity during the first quarter of 2017.

Net cash flows used in investing activities was $13.7 million in the 2018 quarter, compared to $15.9 million in the 2017 quarter.  The change in net cash flows used in investing activities was primarily the result of the timing of our trade cycle whereby we took delivery of approximately 286 new company tractors and disposed of approximately 252 used tractors in the 2018 quarter compared to delivery and disposal of approximately 140 and 74 tractors, respectively in the same 2017 period.

Net cash flows provided by financing activities was approximately $0.1 million in the 2018 quarter compared to the $15.3 million provided in the same 2017 quarter. The change in net cash flows used in financing activities was primarily a function of net proceeds in the 2018 quarter and net repayments in the 2017 quarter of notes payable.

Going forward, our cash flow may fluctuate depending on capital expenditures, the resolution of the 2008 cargo claim, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

Material Debt Agreements

We and substantially all of our subsidiaries are parties to a Third Amended and Restated Credit Facility (the "Credit Facility") with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders").

The Credit Facility is a $95.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment.  The Credit Facility includes, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time.  The Credit Facility matures in September 2021.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had $4.0 million outstanding under the Credit Facility as of March 31, 2018, undrawn letters of credit outstanding of approximately $32.8 million, and available borrowing capacity of $57.9 million. The interest rate on outstanding borrowings as of March 31, 2018, was 5.3% on $0.4 million of base rate loans, and there were no outstanding LIBOR loans.  Based on availability as of March 31, 2018 and December 31, 2017, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at March 31, 2018 terminate in April 2018 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. At March 31, 2018, all of our capital leases on revenue equipment related to trailers.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2018 to June 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $128.0 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $0.8 million at March 31, 2018, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At March 31, 2018, we had financed 234 tractors and 815 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was approximately $2.9 million in the first quarters of both 2018 and 2017. The total value of remaining payments under operating leases as of March 31, 2018 was approximately $16.4 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at March 31, 2018. The residual guarantees at March 31, 2018 expire between August 2018 and February 2019.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $19.6 million as of March 31, 2018. We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would equal or exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2018, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended March 31, 2018, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2017 Annual Report on Form 10-K, other than the adoption of ASU 2014-09, as discussed in Note 1.

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

A one dollar increase or decrease in diesel per gallon would result in a corresponding increase or decrease to our net income for 2018 of approximately $0.1 million, due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 35.2 million gallons of diesel during the remainder of 2018, on which we recover approximately 84.4% of the cost (which was our fuel surcharge recovery rate during the quarter ended March 31, 2018). Assuming our fuel surcharge recovery is consistent during the remainder of 2018, this leaves 5.5 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because we have hedged a portion of our fuel, we will not realize the impact of changes in fuel prices to the same extent as we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several other interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers.  Because the critical terms of the swap and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at March 31, 2018, of approximately $0.5 million, is included in other short and long-term assets in the condensed consolidated balance sheet and is included in accumulated other comprehensive income, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three months ended March 31, 2018, related to changes in interest rates during such quarter. Based on the amounts in accumulated other comprehensive income as of March 31, 2018, we expect to reclassify losses of approximately $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $213.9 million of debt and capital leases, we had $39.0 million of variable rate debt outstanding at March 31, 2018, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $25.6 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $9.4 million were hedged to provide a weighted average interest rate of 2.0%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our March 31, 2018 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.          CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

We implemented ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 with no major changes in our internal controls over financial reporting related to our revenue recognition process.

Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.          RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2017, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of our Class A common stock made by or on behalf of us during the quarter ended March 31, 2018:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Class A Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1-31, 2018	545	$27.09	-	-
February 1-28, 2018	-	-	-	-
March 1-31, 2018	110	$27.53	-	-
Total	655	$27.16	-	-

(1)
Includes 545 and 110 shares of Class A common stock withheld at average prices of $27.09 and $27.53 per share, respectively, (under the terms of grants under the Incentive Plan) to offset tax withholding obligations that occurred upon vesting and release of restricted shares.  These were forfeitures that were permitted under the applicable award agreements and were not part of any stock repurchase plan.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	*#	Description of 2018 Cash Bonus Plan
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011.
#	Filed herewith.
##	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 10, 2018	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer