Form 10-Q
period 2018-06-30
COVENANT TRANSPORTATION GROUP INC
filed 2018-08-08
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 7, 2018).
Class A Common Stock, $.01 par value: 15,993,164 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	June 30, 2018 (unaudited)	December 31, 2017 (unaudited)
Current assets:
Cash and cash equivalents	$122,146	$15,356
Accounts receivable, net of allowance of $1,538 in 2018 and $1,460 in 2017	103,053	104,153
Drivers' advances and other receivables, net of allowance of $628 in 2018 and $496 in 2017	12,804	15,062
Inventory and supplies	4,313	4,232
Prepaid expenses	13,268	8,699
Assets held for sale	3,225	1,444
Income taxes receivable	5,099	11,551
Other short-term assets	2,165	1,817
Total current assets	266,073	162,314

Property and equipment, at cost	614,381	650,988
Less: accumulated depreciation and amortization	(177,803)	(186,916)
Net property and equipment	436,578	464,072

Other assets, net	27,175	23,282
Total assets	$729,826	$649,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,295	$11,857
Accrued expenses	29,420	26,520
Current maturities of long-term debt	32,450	24,596
Current portion of capital lease obligations	4,863	2,962
Current portion of insurance and claims accrual	14,594	15,042
Other short-term liabilities	-	243
Total current liabilities	93,622	81,220

Long-term debt	196,038	164,465
Long-term portion of capital lease obligations	35,160	21,777
Insurance and claims accrual	19,492	21,836
Deferred income taxes	70,552	63,344
Other long-term liabilities	1,411	1,825
Total liabilities	416,275	354,467
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,993,164 shares issued and outstanding as of June 30, 2018 and 15,979,703 shares issued and outstanding as of December 31, 2017	171	171
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	139,362	137,242
Accumulated other comprehensive income	1,544	293
Retained earnings	172,450	157,471
Total stockholders' equity	313,551	295,201
Total liabilities and stockholders' equity	$729,826	$649,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands, except per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2018	2017	2018	2017
Revenue:
Freight revenue	$170,635	$145,586	$321,097	$285,712
Fuel surcharge revenue	25,683	18,740	48,787	37,358
Total revenue	$196,318	$164,326	$369,884	$323,070

Operating expenses:
Salaries, wages, and related expenses	64,633	58,584	125,253	117,908
Fuel expense	29,209	24,911	56,390	50,313
Operations and maintenance	12,595	12,044	24,325	24,457
Revenue equipment rentals and purchased transportation	37,388	28,987	68,079	54,358
Operating taxes and licenses	2,613	2,097	5,273	4,832
Insurance and claims	9,908	7,914	18,593	16,632
Communications and utilities	1,666	1,706	3,406	3,334
General supplies and expenses	6,423	3,462	10,562	7,190
Depreciation and amortization, including gains and losses on disposition of property and equipment	17,818	20,659	37,513	39,775
Total operating expenses	182,253	160,364	349,394	318,799
Operating income	14,065	3,962	20,490	4,271
Interest expense, net	1,941	1,961	3,900	4,041
Income from equity method investment	(1,775)	(800)	(3,265)	(1,825)
Income before income taxes	13,899	2,801	19,855	2,055
Income tax expense	3,928	1,253	5,467	545
Net income	$9,971	$1,548	$14,388	$1,510

Income per share:
Basic and diluted net income per share	$0.54	$0.08	$0.78	$0.08
Basic weighted average shares outstanding	18,337	18,281	18,334	18,269
Diluted weighted average shares outstanding	18,441	18,359	18,424	18,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2018	2017	2018	2017

Net income	$9,971	$1,548	$14,388	$1,510

Other comprehensive income (loss):

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of $357 and $650 in 2018 and $723 and $1,846 in 2017, respectively	943	(1,156)	1,712	(2,949)

Reclassification of cash flow hedges (gain) loss into statement of operations, net of tax of $137 and $175 in 2018 and $613 and $1,122 in 2017, respectively	(363)	978	(461)	1,792

Total other comprehensive income (loss)	580	(178)	1,251	(1,157)

Comprehensive income	$10,551	$1,370	$15,639	$353

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited and in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In Capital	Comprehensive Income	Retained Earnings	Stockholders' Equity
	Class A	Class B

Balances at December 31, 2017	$171	$24	$137,242	$293	$157,471	$295,201

Net income	-	-	-	-	14,388	14,388

Effect of adoption of ASU 2014-09	-	-	-	-	591	591

Other comprehensive income	-	-	-	1,251	-	1,251

Stock-based employee compensation expense	-	-	1,763	-	-	1,763

Issuance of restricted shares	-	-	357	-	-	357

Balances at June 30, 2018	$171	$24	$139,362	$1,544	$172,450	$313,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)

	Six months ended June 30, (unaudited)
	2018	2017
Cash flows from operating activities:
Net income	$14,388	$1,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	113	177
Reversal of gain on sales to equity method investee	(171)	(95)
Depreciation and amortization	36,829	37,268
Amortization of deferred financing fees	73	136
Deferred income tax expense	6,495	1,102
Income tax benefit arising from restricted share vesting	4	84
Stock-based compensation expense	2,138	604
Equity in income of affiliate	(3,265)	(1,825)
Return on investment in affiliated company	-	1,960
Loss on disposition of property and equipment	684	2,507
Changes in operating assets and liabilities:
Receivables and advances	11,821	6,264
Prepaid expenses and other assets	(5,238)	(456)
Inventory and supplies	(81)	19
Insurance and claims accrual	(2,793)	3,222
Accounts payable and accrued expenses	1,635	(6,167)
Net cash flows provided by operating activities	62,632	46,310

Cash flows from investing activities:
Acquisition of property and equipment	(31,771)	(50,177)
Proceeds from disposition of property and equipment	38,127	26,060
Net cash flows provided by (used in) investing activities	6,356	(24,117)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	-	3,328
Proceeds from issuance of notes payable	78,832	54,749
Repayments of notes payable	(30,455)	(54,977)
Repayments of capital lease obligations	(1,534)	(6,044)
Proceeds under revolving credit facility	755,886	585,729
Repayments under revolving credit facility	(764,892)	(593,834)
Payment of minimum tax withholdings on stock compensation	(18)	(203)
Debt refinancing costs	(17)	-
Net cash provided by (used in) financing activities	37,802	(11,252)

Net change in cash and cash equivalents	106,790	10,941

Cash and cash equivalents at beginning of period	15,356	7,750

Cash and cash equivalents at end of period	$122,146	$18,691

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Equipment purchased under capital leases	$16,820	$5,786

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2017, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

Based on our review of our customer shipping arrangements and the related guidance, we have concluded that we will recognize revenue from loads proportionally as the transportation service is performed based on the percentage of miles completed as of the period end, as opposed to recognizing revenue upon the completion of the load, which was our historic practice. Revenue will be recognized on a gross basis at amounts charged to our customers because we control and are primarily responsible for the fulfillment of the promised service. Our recognition of revenue under the new standard approximates our recognition of revenue under the prior standard, as there will generally be a consistent amount of freight in process at the beginning and end of the period; however, seasonality and the day on which the period ends may cause minor differences.

The following tables summarize the impacts of adopting ASU 606 on the Company’s consolidated condensed financial statements for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018
Financial Statement Line Item (in thousands)	As reported	Adjustments	Balances without adoption of Topic 606
Consolidated Balance Sheet
Accounts receivable, net of allowances	$103,053	$(1,325)	$101,728
Total assets	729,826	(1,325)	728,501
Accrued expenses	29,420	(140)	29,280
Deferred income taxes	70,552	(326)	70,226
Total liabilities	416,275	(466)	415,809
Retained earnings	172,450	(859)	171,591
Total stockholders’ equity	313,551	(859)	312,692
Total liabilities and stockholders’ equity	729,826	(1,325)	728,501
Consolidated Statement of Operations
Freight revenue	170,635	(34)	170,601
Total revenue	196,318	(34)	196,284
Salaries, wages and related expenses	64,633	(1)	64,632
Revenue equipment rentals and purchased transportation	37,388	60	37,448
Total operating expenses	182,253	59	182,312
Income tax expense	3,928	(25)	3,903
Net income	9,971	(68)	9,903
Consolidated Statement of Comprehensive Income
Net income	9,971	(68)	9,903
Comprehensive income	10,551	(68)	10,483
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	9,971	(68)	9,903
Deferred income tax expense	4,805	(25)	4,780
Change in: Receivables and advances	(1,174)	34	(1,140)
Change in: Accounts payable and accrued expenses	5,881	59	5,940
Net cash flows provided by operating activities	25,936	-	25,936

	Six Months Ended June 30, 2018
Financial Statement Line Item (in thousands)	As reported	Adjustments	Balances without adoption of Topic 606
Consolidated Balance Sheet
Accounts receivable, net of allowances	$103,053	$(1,325)	$101,728
Total assets	729,826	(1,325)	728,501
Accrued expenses	29,420	(140)	29,280
Deferred income taxes	70,552	(326)	70,226
Total liabilities	416,275	(466)	415,809
Retained earnings	172,450	(859)	171,591
Total stockholders’ equity	313,551	(859)	312,692
Total liabilities and stockholders’ equity	729,826	(1,325)	728,501
Consolidated Statement of Operations
Freight revenue	321,097	(315)	320,782
Total revenue	369,884	(315)	369,569
Salaries, wages and related expenses	125,253	14	125,267
Revenue equipment rentals and purchased transportation	68,079	41	68,120
Total operating expenses	349,394	55	349,449
Income tax expense	5,467	(101)	5,366
Net income	14,388	(269)	14,119
Consolidated Statement of Comprehensive Income
Net income	14,388	(269)	14,119
Comprehensive income	15,639	(269)	15,370
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	14,388	(269)	14,119
Deferred income tax expense	6,495	(101)	6,394
Change in: Receivables and advances	11,821	315	12,136
Change in: Accounts payable and accrued expenses	1,635	55	1,690
Net cash flows provided by operating activities	62,632	-	62,632

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

Managed Freight is comprised primarily of freight brokerage and logistics services. Also included in Managed Freight is our accounts receivable factoring business, which does not meet the aggregation criteria, but only accounts for $2.0 million of our 2018 revenue.

The following table summarizes our revenue by reportable segment by operating fleet, as used by our chief operating decision maker of the Company in making decisions regarding allocation of resources, etc., for the three and six months ended June 30, 2018:

(in thousands)	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Total Revenues:
Truckload: Covenant Transport	$105,648	$89,444	$201,361	$177,287
Truckload: SRT	45,594	41,823	86,297	82,523
Truckload: Star Transportation	19,469	16,364	37,601	33,446
Managed Freight	25,607	16,695	44,625	29,814

Total	$196,318	$164,326	$369,884	$323,070

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  There were no anti-dilutive shares for the three and six months ended June 30, 2018.  There were no outstanding stock options at June 30, 2018.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$9,971	$1,548	$14,388	$1,510
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,337	18,281	18,334	18,269
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	104	78	90	78
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,441	18,359	18,424	18,347

Basic and diluted income per share:	$0.54	$0.08	$0.78	$0.08

Note 3.	Segment Information

We have two reportable segments, our truckload services or Truckload and Managed Freight, which provides freight brokerage and logistics services. Our Managed Freight consists of several operating segments, which are aggregated due to similar margins and customers.  Included in Managed Freight is our accounts receivable factoring business, which does not meet the aggregation criteria, but only accounts for $2.0 million of our  revenue during the six months ended June 30, 2018.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2017 Annual Report on Form 10-K.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

The following table summarizes our segment information used by our chief operating decision maker of the Company in making decisions regarding allocation of resources, etc., as of and for the three and six months ended June 30, 2018:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total Revenues:
Truckload	$170,711	$147,631	$325,259	$293,256
Managed Freight	25,607	16,695	44,625	29,814

Total	$196,318	$164,326	$369,884	$323,070

Operating Income:
Truckload	$11,734	$2,377	$17,095	$1,239
Managed Freight	2,331	1,585	3,395	3,032

Total	$14,065	$3,962	$20,490	$4,271

Note 4.	Income Taxes

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

Our liability recorded for uncertain tax positions as of June 30, 2018 has decreased by $0.1 million since December 31, 2017.

The net deferred tax liability of $70.6 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at June 30, 2018, for $0.1 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Provisional Amounts in the Effective Rate

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  We are applying the Securities and Exchange Commission’s guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Act.  At June 30, 2018, we have not completed our accounting for all of the tax effects of the Act; however, as described below, we have made a reasonable estimate of the effects.  During the three and six months ended June 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.  We will continue to make and refine our calculations as additional analysis is completed.  Our estimates may also be affected as we gain a more thorough understanding of the tax law on a federal and state basis.

Deferred tax assets and liabilities:  We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  We also analyzed the future deductibility of restricted stock awards for executives and computed the effects of a net operating loss carryback to benefit the loss at 35% in prior years.  We recorded a provisional benefit amount of $40.1 million as of December 31, 2017 related to the remeasurement of certain deferred tax balances.  For the three and six months ended June 30, 2018, we have made no change to our analysis.  We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount is also subject to change based on how states conform to the Act, as that information is not readily available for many states at this time.

Note 5.  Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Derivatives Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivatives	June 30, 2018	December 31, 2017(1)
Net Fair Value of Derivatives	$2,129	$393
Quoted Prices in Active Markets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$2,129	$393
Significant Unobservable Inputs (Level 3)	-	-

(1)	Includes derivative liabilities of $487 at December 31, 2017.

Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $38.3 million and $31.9 million of factoring receivables at June 30, 2018 and December 31, 2017, respectively, net of a $0.3 million and $0.2 million allowance for bad debt for each respective date. We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of accrued interest. At June 30, 2018 and December 31, 2017, the retained amounts related to factored receivables totaled $0.7 million and $0.6 million, respectively, and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at June 30, 2018, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments associated with the purchase of certain trailers.  Because the critical terms of the swaps and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at June 30, 2018, of approximately $0.9 million, is included in other short and long-term assets in the condensed consolidated balance sheet and is included in accumulated other comprehensive income, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three months ended June 30, 2018, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive income as of June 30, 2018, we expect to reclassify gains of approximately $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At June 30, 2018, we had fuel hedge contracts on approximately 3.8 million gallons for the remainder of 2018, or approximately 16.9% of our projected remaining 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at June 30, 2018, of approximately $1.3 million is included in other short-term assets in the consolidated balance sheet and is included in accumulated other comprehensive income, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the second quarter in 2018, market "spot" prices for ULSD peaked at a high of approximately $2.25 per gallon and hit a low price of approximately $1.92 per gallon. During the same 2017 quarter, market "spot" prices ranged from a high of $1.62 per gallon to a low of $1.33 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $0.5 million and $0.7 million were reclassified from accumulated other comprehensive income into our results of operations as a reduction to fuel expense for the three and six months ended June 30, 2018, respectively, related to gains on contracts that expired.  Based on the amounts in accumulated other comprehensive income as of June 30, 2018, and the expected timing of the purchases of the diesel hedged, we expect to reclassify gains of approximately $0.9 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at June 30, 2018, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.   Debt

Current and long-term debt consisted of the following at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018		December 31, 2017
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$-	$-	$-
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.6% and 3.3% at June 30, 2018 and December 31, 2017, respectively, due in monthly installments with final maturities at various dates ranging from July 2018 to July 2023, secured by related revenue equipment	31,579	171,973	23,732	130,946
Real estate note; interest rate of 3.7% and 3.1% at June 30, 2018 and December 31, 2017, respectively, due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,019	24,299	1,004	24,810
Deferred loan costs	(148)	(234)	(140)	(298)
Total debt	32,450	196,038	24,596	164,465
Principal portion of capital lease obligations, secured by related revenue equipment	4,863	35,160	2,962	21,777
Total debt and capital lease obligations	$37,313	$231,198	$27,558	$186,242

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  As of June 30, 2018, there were undrawn letters of credit outstanding of approximately $36.8 million, available borrowing capacity was $56.4 million, and there were no outstanding borrowings under the Credit Facility. Based on availability as of June 30, 2018 and December 31, 2017, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2018 terminate in July 2018 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2018 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $169.7 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $1.2 million at June 30, 2018, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At June 30, 2018, 96,665 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is $0.9 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, and $1.8 million and $0.4 million of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively. All stock compensation expense recorded in 2018 and 2017 relates to restricted shares, given no options were granted during these periods.  An additional $0.4 million and $0.3 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for each of the three- and six-month periods ended June 30, 2018 and 2017, respectively, as this amount relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through June 30, 2018, certain participants elected to forfeit receipt of an aggregate of 655 shares of Class A common stock at a weighted average per share price of $27.16 based on the closing price of our Class A common stock on the dates the shares vested in 2018, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted less than $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.    Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent.  We sold less than $0.1 million and $0.1 million of tractors or trailers to TEL during the six-months ended June 30, 2018 and 2017, respectively and we received $3.9 million and $2.2 million respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized a net reversal of previously deferred gains totaling approximately $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.2 million at June 30, 2018, are being carried as a reduction in our investment in TEL.  At June 30, 2018 and December 31, 2017, we had accounts receivable from TEL of $5.1 million and $8.6 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2018 net income through June 30, 2018, or $3.3 million. Our investment in TEL, totaling $23.6 million and $20.1 million at June 30, 2018 and December 31, 2017, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Current Assets	$21,298	$19,660
Non-current Assets	221,673	183,905
Current Liabilities	13,060	53,981
Non-current Liabilities	190,981	117,135
Total Equity	$38,930	$32,449

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Revenue	$23,574	$23,712	$48,715	$46,245
Operating Expenses	18,374	20,516	38,999	40,314
Operating Income	5,200	3,196	9,716	5,931
Net Income	$3,464	$2,023	$6,482	$3,689

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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against our Southern Refrigerated Transport, Inc. ("SRT") subsidiary relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  We are appealing the District Court’s decision on damages to the Sixth Circuit. Oral arguments are set for August 1, 2018.

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

We had $36.8 million and $32.9 million of outstanding and undrawn letters of credit as of June 30, 2018 and December 31, 2017, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 11.  Other comprehensive income (loss) ("OCI")

OCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our OCI balance for the periods presented (in thousands; presented net of tax):

Details about OCI Components	Amount Reclassified from OCI for the three months ended June 30, 2018	Amount Reclassified from OCI for the six months ended June 30, 2018	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Commodity derivative contracts	$(533)	$(732)	Fuel expense
	146	201	Income tax benefit
	$(387)	$(531)	Net of tax

Interest rate swap contract	$33	$96	Interest expense
	(9)	(26)	Income tax benefit
	$24	$70	Net of tax

Note 12.  Subsequent Event

On July 3, 2018 the Company completed the acquisition of Landair Holdings, Inc. (“Landair”) of Greeneville, Tennessee, the holding company for Landair Transport, Inc. and Landair Logistics, Inc. Landair is a leading provider of dedicated and for-hire truckload services, as well as 3PL transportation, warehousing, and logistics inventory management services.

Under the terms of the agreement, the Company purchased 100% of Landair’s outstanding stock in exchange for approximately $83.0 million in cash. At closing, Landair also had approximately $15.5 million of debt which the Company has refinanced. The acquisition was funded by cash on hand of approximately $45.5 million accumulated from positive operating cash flows since the end of February 2018 and approximately $53.0 million of previously unencumbered used revenue equipment financing.  Landair Transport’s results will be reported within our Truckload segment, while Landair Logistics’ results will be reported within our Managed Freight segment. The initial accounting for the Landair acquisition is incomplete and as such pro-forma financials will be filed at a later date.

Landair operates approximately 430 tractors and 900 trailers, as well as managing 12 distribution facilities covering approximately 1.8 million square feet of warehouse space. Landair generated approximately $121 million in total revenue for the year ended December 31, 2017. Approximately $60 million of Landair’s fiscal 2017 total revenue related to dedicated truckload operations, $41 million related to managed freight services, and the remaining $20 million related to one-way truckload operations.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of gains arising from derivative instruments and the performance of counterparties to such instruments, future impact of new accounting standards, future results of SRT, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, future customer relationships, future use of dedicated contracts,  future mix of team versus solo drivers, expected debt reduction, future driver market conditions, expected cash flows, expected operating income and earnings per share improvements, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and management bonuses, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, future fleet size and management, the market value of used equipment, including equipment subject to operating or capital leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), the anticipated impact of our investment in Transport Enterprise Leasing, LLC, the anticipated impact of our acquisition of Landair, and anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, including with respect to the 2008 cargo claim and the California wage and hour claim, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2017.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2017, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

With continued economic growth in the U.S. we are encouraged by the year-over-year improvement in our operating margins for the second quarter of 2018. The main positives in the second quarter were 1) significant improvement in the operating profitability at our Covenant Transport and SRT operating fleets within our Truckload segment, 2) a 14.2% increase in average freight revenue per tractor versus the same quarter of 2017, 3) generating an additional $30.8 million of cash to deploy towards the Landair acquisition, as well as utilizing previously unencumbered revenue equipment to fund the balance, which resulted in low-cost financing and is expected to increase our future earnings, cash flows, and revolver availability on a post-transaction basis, 4) improved year-over-year earnings from our investment in Transport Enterprise Leasing, and 5) our tangible book value per basic share increased 31.8% to $17.09 from $12.97 a year ago. The main negative in the quarter was the increased Truckload operating costs on a per mile basis, including unfavorable employee wages and casualty insurance claims costs as well as Landair acquisition-related expenses, partially offset by lower net fuel costs and improved net depreciation expense.

Additional items of note for the second quarter of 2018 include the following:

●
Total revenue of $196.3 million, an increase of 19.5% compared with the second quarter of 2017 and freight revenue (which excludes revenue from fuel surcharges) of $170.6 million, an increase of 17.2% compared with the second quarter of 2017;

●
Operating income of $14.1 million, an operating ratio of 92.8%, and an adjusted operating ratio of 91.8%, compared with operating income of $4.0 million, an operating ratio of 97.6%, and an adjusted operating ratio of 97.3% in the second quarter of 2017;

●	Net income of $10.0 million, or $0.54 per diluted share, compared with net income of $1.5 million, or $0.08 per diluted share, in the second quarter of 2017;

●	With available borrowing capacity of $56.4 million under our Credit Facility as of June 30, 2018, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Managed Freight segment’s total revenue increased by 53.4% to $25.6 million, compared to $16.7 million for the second quarter of 2017, and their operating income increased to $2.3 million compared to the 2017 quarter at $1.6 million;

●	Our equity investment in TEL provided $1.8 million of pre-tax earnings compared to $0.8 million in the second quarter of 2017;

●	Since December 31, 2017, aggregate lease-adjusted indebtedness (which includes the present value of off-balance sheet lease obligations), net of cash, decreased by $56.3 million to $163.9 million; and

●	Stockholders’ equity and tangible book value at June 30, 2018 were $313.6 million, or $17.09 per basic share.

We expect the overall balance of business conditions to remain favorable through the second half of 2018 and into 2019.  Freight demand has been, and remains, exceptionally strong across our business units, and indications from our holiday peak season customers indicate robust expectations for the fourth quarter.  From a capacity perspective, attracting and retaining highly qualified, over the road professional truck drivers remains our largest challenge.  Low unemployment, alternative careers, and an aging driver population are creating an increasingly competitive environment. The market for used tractors and trailers is expected to generate moderate gains on our dispositions of equipment over the remainder of the year.  In this environment, we continue to work actively with our customers to improve driver compensation, efficiency, and working conditions while providing a high level of service and generating acceptable financial returns.  We intend to continue to allocate our assets where the returns are justified and use our managed freight units to supplement our internal capacity.

Our acquisition of Landair was aligned with our stated 2018 strategic initiative of becoming closer to our customers. Along with the acquisition, we have increased our capital allocation to organically grow our dedicated truckload, 3PL, and other managed freight solutions. Immediately subsequent to the Landair transaction in early July, the percentage of our truckload fleet operating under dedicated contracts was approximately 1,400 tractors, representing 46% of our fleet. This compares to a year ago when only approximately 650 of our tractors, or 25% of our fleet, operated under dedicated contracts. We believe the dedicated contract fleet provides a stronger partnership with our customers as we integrate deeper into their supply chains, offers more consistent and seasonally-manageable freight volumes, reduces earnings volatility of the cyclical nature of the freight economy, and provides a favorable drivers’ experience for professional drivers who desire greater consistency.

From an earnings perspective, we expect our consolidated operating ratio for the third quarter to be similar to our consolidated operating ratio for the second quarter, but with the addition of revenue from Landair’s operations. For the fourth quarter, we expect to remain a major participant in the holiday peak shipping season and anticipate our consolidated operating ratio and consolidated earnings per diluted share to improve compared with the fourth quarter of 2017.  However, due to changes in team versus solo-driver mix, dedicated versus irregular route capacity availability, and managed freight capacity, as well as the need to complete purchase accounting entries relating to the Landair transaction, we are not offering more specific earnings guidance. In addition, our prior comments about expectations for the second half of 2018, including percentage rate improvements versus prior periods, are superseded.

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

Operating Ratio

Operating Ratio ("OR") For Three and Six Months Ended June 30, 2017 and 2018, respectively

	Three months ended June 30,				Six months ended June 30,
GAAP Operating Ratio:	2018(1)	OR %	2017	OR %	2018(1)	OR %	2017	OR %
Total revenue	$196,318		$164,326		$369,884		$323,070
Total operating expenses	182,253	92.8%	160,364	97.6%	349,394	94.5%	318,799	98.7%
Operating income	$14,065		$3,962		$20,490		$4,271

Adjusted Operating Ratio:	2018	Adj. OR %	2017	Adj. OR %	2018	Adj. OR %	2017	Adj. OR %
Total revenue	$196,318		$164,326		$369,884		$323,070
Less: Fuel surcharge revenue:	25,683		18,740		48,787		37,358
Revenue (excluding fuel surcharge revenue)	170,635		145,586		321,097		385,712

Total operating expenses	182,253		160,364		349,394		318,799
Less: Fuel surcharge revenue	25,683		18,740		48,787		37,358
Total operating expenses (net of fuel surcharge revenue)	156,570	91.8%	141,624	97.3%	300,607	93.6%	281,441	98.5%
Operating income	$14,065		$3,962		$20,490		$4,271

(1) Includes impact of adoption of ASU 2014-09. See Note 1. for the related impact to total revenue and operating expenses.

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

The Truckload segment at June 30, 2018 consisted of three operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The three operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long-haul, regional, and dedicated service; and (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States.

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

Our main measures of profitability are operating ratio and adjusted operating ratio, which we define as operating expenses, net of fuel surcharge revenue, divided by total revenue, less fuel surcharge revenue, or freight revenue. See page 24 for the uses and limitations associated with adjusted operating ratio.

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

In addition, our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide.  The operations consist of several operating segments, which are aggregated due to similar margins and customers.  Included within Managed Freight is our account receivable factoring business, which does not meet the aggregation criteria, but only accounts for $2.0 million of our revenue for the six months ended June 30, 2018.

Revenue Equipment

At June 30, 2018, we operated 2,632 tractors and 6,340 trailers. Of such tractors, 2,122 were owned, 234 were financed under operating leases, and 276 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 4,772 were owned, 764 were financed under operating leases, and 1,140 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At June 30, 2018, our fleet had an average tractor age of 2.1 years and an average trailer age of 3.3 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2018 TO THREE AND SIX MONTHS ENDED JUNE 30, 2017

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Freight revenue	$170,635	$145,586	$321,097	$285,712
Fuel surcharge revenue	25,683	18,740	48,787	37,358
Total revenue	$196,318	$164,326	$369,884	$323,070

For the quarter ended June 30, 2018, total revenue increased $32.0 million, or 19.5%, to $196.3 million from $164.3 million in the 2017 quarter.  Freight revenue increased $25.0 million, or 17.2%, to $170.6 million for the quarter ended June 30, 2018, from $145.6 million in the 2017 quarter, while fuel surcharge revenue increased $7.0 million quarter-over-quarter. The increase in freight revenue resulted from a $16.1 million increase in freight revenues from our Truckload segment, as well as an $8.9 million increase in revenues from our Managed Freight segment.

The $16.1 million increase in Truckload freight revenue relates to a 14.2% increase in average freight revenue per tractor per week, partially offset by a $3.3 million decrease in intermodal revenues in the 2018 quarter as compared to the 2017 quarter, as we effectively discontinued this consistently unprofitable service offering within our solo refrigerated business unit during December 2017.  Average freight revenue per total mile increased by 23.9 cents per mile compared to the 2017 quarter and average miles per tractor decreased by 0.4%.  The decline in our utilization is primarily a result of the 5.6% decrease in the percentage of our fleet comprised of team-driven tractors and a lower average seated tractor percentage.

For the six-month period ended June 30, 2018, total revenue increased $46.8 million, or 14.5%, to $369.9 million from $323.1 million in the 2017 period.  Freight revenue increased $35.4 million, or 12.6%, to $321.1 million for the six months ended June 30, 2018, from $285.7 million in the 2017 period, while fuel surcharge revenue increased $11.4 million period-over-period. The increase in freight revenue resulted from a $20.6 million increase in freight revenues from our Truckload segment, as well as a $14.8 million increase in revenue from our Managed Freight segment.

The $20.6 million increase in Truckload freight revenue relates to a 12.2% increase in average freight revenue per tractor resulting from an increase in average rate per total mile of 19.7 cents, partially offset by a $6.5 million decrease in freight revenue from the aforementioned discontinuation of our intermodal service offering, compared to the same 2017 period.  Team driven units decreased approximately 12.1% to an average of 886 for the six-month period ended June 30, 2018 compared to an average of 1,008 teams during the same 2017 period.

Managed Freight revenue increased $8.9 million quarter-over-quarter and $14.8 million for the six-month period, as a result of growth with existing customers compared with the same 2017 periods, as well as increased overflow freight from our Truckload services.

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

Salaries, wages, and related expenses

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Salaries, wages, and related expenses	$64,633	$58,584	$125,253	$117,908
% of total revenue	32.9%	35.7%	33.9%	36.5%
% of freight revenue	37.9%	40.2%	39.0%	41.3%

Salaries, wages, and related expenses increased approximately $6.0 million, or 10.3%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, salaries, wages, and related expenses decreased to 32.9% of total revenue for the three months ended June 30, 2018, from 35.7% in the same quarter in 2017.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 37.9% of freight revenue for the three months ended June 30, 2018, from 40.2% in the same quarter in 2017.

For the six months ended June 30, 2018, salaries, wages, and related expenses increased approximately $7.3 million, or 6.2%, compared with the same period in 2017.  As a percentage of total revenue, salaries, wages, and related expenses decreased to 33.9% of total revenue for the six months ended June 30, 2018, from 36.5% for the six months ended June 30, 2017.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.0% of freight revenue for the six months ended June 30, 2018, from 41.3% in the same period in 2017.

The percentage decreases in salaries, wages, and related expenses for both the quarter and six-month period are primarily the result of a lower percentage of our fleet comprised of team-driven tractors, partially offset by driver and non-driver pay increases beginning in the second quarter of 2017.  Additionally, workers’ compensation decreased 0.8 cents per mile and 0.5 cents per mile, respectively compared to the same 2017 periods.

Going forward, we believe salaries, wages, and related expenses will increase as a result of a tight driver market, which continues to offer significant challenges, wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to maintain or reduce the number of unseated tractors in our fleet in a tight market for drivers. Additionally, as freight market rates continue to increase, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers.  Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total fuel expense	$29,209	$24,911	$56,390	$50,313
% of total revenue	14.9%	15.2%	15.2%	15.6%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra-low-sulfur diesel prices as measured by the DOE averaged approximately $0.65 per gallon and $0.54 per gallon higher, respectively, for the quarter and six-month period ended June 30, 2018 compared with the same 2017 quarter and period.

Additionally, $0.5 million and $0.7 million, respectively, were reclassified from accumulated other comprehensive income into our results of operations as a reduction to fuel expense for the three and six months ended June 30, 2018, related to gains on fuel hedge contracts that expired. At June 30, 2018, all the fuel hedge contracts were deemed to be effective and thus continue to qualify as cash flow hedges. To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge revenue, the percentage of miles driven by company tractors, our fuel economy, our percentage of deadhead miles, for which we do not receive material fuel surcharge revenues, and the net impact of fuel hedging gains and losses.  Net fuel expense is shown below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total fuel surcharge	$25,683	$18,740	$48,787	$37,358
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	3,231	1,822	5,826	3,584
Company fuel surcharge revenue	$22,452	$16,918	$42,961	$33,774
Total fuel expense	$29,209	$24,911	$56,390	$50,313
Less: Company fuel surcharge revenue	22,452	16,918	42,961	33,774
Net fuel expense	$6,757	$7,993	$13,429	$16,539
% of freight revenue	4.0%	5.5%	4.2%	5.8%

Total fuel expense increased approximately $4.3 million, or 17.3%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, total fuel expense decreased to 14.9% of total revenue for the three months ended June 30, 2018, from 15.2% in the same quarter in 2017. As a percentage of freight revenue, total fuel expense remained flat at 17.1% of freight revenue for the three months ended June 30, 2018, compared to the same quarter in 2017.

For the six months ended June 30, 2018, total fuel expense increased approximately $6.1 million, or 12.1%, compared with the same period in 2017.  As a percentage of total revenue, total fuel expense decreased to 15.2% of total revenue for the six months ended June 30, 2018, from 15.6% in the 2017 period.  As a percentage of freight revenue, total fuel expense remained flat at 17.6% of freight revenue for the six months ended June 30, 2018, compared to the 2017 period.

These changes in total fuel expense for the quarter and six-month period ended June 30, 2018 are primarily due to the changes in the average price per gallon of ultra-low-sulfur diesel as measured by the DOE compared with the same periods in 2017.

Net fuel expense decreased $1.2 million, or 15.5%, and $3.1 million, or 18.8%, respectively, for the quarter and six months ended June 30, 2018, as compared to the same 2017 quarter and period.  As a percentage of freight revenue, net fuel expense decreased to 4.0% and 4.2%, respectively, for the quarter and six months ended June 30, 2018, as compared to the same 2017 quarter and period.  The change in net fuel expense is primarily due to brokering less freight and the tiered reimbursement structure of certain fuel surcharge agreements, as well as the aforementioned gains on fuel hedging transactions. The decreases were partially offset by a greater percentage of miles driven by independent contractors, where we pay a rate that reflects then-existing fuel prices and we do not have the natural hedge created by fuel surcharge.

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

Operations and maintenance

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operations and maintenance	$12,595	$12,044	$24,325	$24,457
% of total revenue	6.4%	7.3%	6.6%	7.6%
% of freight revenue	7.4%	8.3%	7.6%	8.6%

Operations and maintenance increased approximately $0.6 million, or 4.6%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, operations and maintenance decreased to 6.4% of total revenue for the three months ended June 30, 2018, from 7.3% in the same quarter in 2017.  As a percentage of freight revenue, operations and maintenance decreased to 7.4% of freight revenue for the three months ended June 30, 2018, from 8.3% in the same quarter in 2017.

For the six months ended June 30, 2018, operations and maintenance decreased $0.1 million, or 0.5%, compared with the same period in 2017.  As a percentage of total revenue, operations and maintenance decreased to 6.6% of total revenue for the six months ended June 30, 2018, from 7.6% in the same period in 2017.  As a percentage of freight revenue, operations and maintenance decreased to 7.6% of freight revenue for the six months ended June 30, 2018, from 8.6% in the same period in 2017. The changes for the quarter and six-month period were primarily the result of extending the trade cycle of our tractors in the second half of 2017 that reduced trade preparation costs, partially offset by unloading and other operational costs associated with our increase in dedicated freight that was added since the first quarter of 2017.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models, but is expected to increase in the near term when compared to the first half of 2018.

Revenue equipment rentals and purchased transportation

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue equipment rentals and purchased transportation	$37,388	$28,987	$68,079	$54,358
% of total revenue	19.0%	17.6%	18.4%	16.8%
% of freight revenue	21.9%	19.9%	21.2%	19.0%

Revenue equipment rentals and purchased transportation increased approximately $8.4 million, or 29.0%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 19.0% of total revenue for the three months ended June 30, 2018, from 17.6% in the same quarter in 2017.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 21.9% of freight revenue for the three months ended June 30, 2018, from 19.9% in the same quarter in 2017.

For the six months ended June 30, 2018, revenue equipment rentals and purchased transportation increased approximately $13.7 million, or 25.2%, compared with the same period in 2017.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 18.4% of total revenue for the six months ended June 30, 2018, from 16.8% in the same period in 2017.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 21.2% of freight revenue for the six months ended June 30, 2018, from 19.0% in the same period in 2017.

These increases for the three and six months ended June 30, 2018 were primarily the result of a more competitive market for sourcing third-party capacity in our Managed Freight segment, as well as an increase in our number of independent contractors, partially offset by the late 2017 discontinuation of our temperature-controlled intermodal service offering. We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or capital leases rather than operating leases.  As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation, as we expect to continue to grow our Managed Freight segment, as well as a result of reduced capacity.

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

Operating taxes and licenses

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating taxes and licenses	$2,613	$2,097	$5,273	$4,832
% of total revenue	1.3%	1.3%	1.4%	1.5%
% of freight revenue	1.5%	1.4%	1.6%	1.7%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Insurance and claims	$9,908	$7,914	$18,593	$16,632
% of total revenue	5.0%	4.8%	5.0%	5.1%
% of freight revenue	5.8%	5.4%	5.8%	5.8%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims increased approximately $2.0 million, or 25.2%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, insurance and claims increased to 5.0% of total revenue for the three months ended June 30, 2018, from 4.8% in the same quarter of 2017.  As a percentage of freight revenue, insurance and claims increased to 5.8% of freight revenue for the three months ended June 30, 2018, from 5.4% in the same quarter in 2017.  Insurance and claims cost per mile increased to 12.6 cents per mile in the second quarter of 2018 from 10.1 cents per mile in the second quarter of 2017.

For the six months ended June 30, 2018, insurance and claims increased approximately $2.0 million, or 11.8%, compared with the same period in 2017.  As a percentage of total revenue, insurance and claims decreased to 5.0% of total revenue for the six months ended June 30, 2018, from 5.1% in the same period in 2017.  As a percentage of freight revenue, insurance and claims remained flat at 5.8% of freight revenue for the six months ended June 30, 2018, compared to the same period in 2017.  Insurance and claims cost per mile increased to 12.1 cents per mile in the six months ended June 30, 2018 from 10.7 cents per mile in the same 2017 period.

These increases primarily related to an increase in severity of accidents and adverse development on prior claims during the first six months of 2018, as well as an increase in non-chargeable accidents per million miles, as measured by the U.S. Department of Transportation, while chargeable accidents remained relatively flat compared to the same 2017 period.

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

The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers.  This is referred to as "commuting" the policy or "policy commutation."  In several past periods, including the policy period from April 1, 2013, through September 30, 2014, commuted in 2015, we have commuted the policy, which has lowered our insurance and claims expense. We intend to evaluate our ability to commute the policy for the three years ended March 31, 2018 and any such commutation could significantly reduce insurance and claims expense, by zero to $7.2 million, depending upon the ultimate resolution of claims during that period.

We have accrued a reserve totaling $6.5 million in connection with a judgment that was rendered against us based on a 2008 cargo claim.  We recorded an additional $0.9 million of expense in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of our previous appeal.  We are currently pursuing a second appeal to the Sixth Circuit Court of Appeals related to the District Court’s decision on damages.  If these further proceedings are resolved favorably to us, any reduction of the accrual could reduce insurance and claims expense in the period in which the claim is resolved. On the other hand, if the proceedings are not resolved favorably, insurance and claims expense may increase as a result of continuing litigation expenses.

Communications and utilities

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Communications and utilities	$1,666	$1,706	$3,406	$3,334
% of total revenue	0.8%	1.0%	0.9%	1.0%
% of freight revenue	1.0%	1.2%	1.1%	1.2%

Communications and utilities decreased less than $0.1 million, or 2.3%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, communications and utilities decreased to 0.8% of total revenue for the three months ended June 30, 2018, from 1.0% in the same quarter in 2017.  As a percentage of freight revenue, communications and utilities decreased to 1.0% of freight revenue for the three months ended June 30, 2018, from 1.2% in the same quarter in 2017.

For the six months ended June 30, 2018, communications and utilities increased less than $0.1 million, or 2.2%, compared with the same period in 2017.  As a percentage of total revenue, communications and utilities decreased to 0.9% of total revenue for the six months ended June 30, 2018, from 1.0% in the same period in 2017.  As a percentage of freight revenue, communications and utilities decreased to 1.1% of freight revenue for the six months ended June 30, 2018, from 1.2% in the same period in 2017.

This expense category should remain relatively consistent from period to period, as it is comprised mostly of fixed costs related to maintaining our infrastructure and is largely unaffected by changes in rates and other variable factors.

General supplies and expenses

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
General supplies and expenses	$6,423	$3,462	$10,562	$7,190
% of total revenue	3.3%	2.1%	2.9%	2.2%
% of freight revenue	3.8%	2.4%	3.3%	2.5%

General supplies and expenses increased approximately $3.0 million, or 85.5%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, general supplies and expenses increased to 3.3% of total revenue for the three months ended June 30, 2018, from 2.1% in the same quarter in 2017.  As a percentage of freight revenue, general supplies and expenses increased to 3.8% of freight revenue for the three months ended June 30, 2018, from 2.4% in the same quarter in 2017.

For the six months ended June 30, 2018, general supplies and expenses increased approximately $3.4 million, or 46.9%, compared with the same period in 2017.  As a percentage of total revenue, general supplies and expenses increased to 2.9% of total revenue for the six months ended June 30, 2018, from 2.2% in the same period in 2017.  As a percentage of freight revenue, general supplies and expenses increased to 3.3% of freight revenue for the six months ended June 30, 2018, from 2.5% in the same period in 2017.

These increases are primarily comprised of $1.5 million of legal and professional expenses incurred in the second quarter of 2018 related to our acquisition of Landair, which closed on July 3, 2018, as well as the write-off of approximately $0.3 million of previously capitalized in-process software investment costs that were deemed to be redundant in connection with the Landair acquisition.

Depreciation and amortization

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Depreciation and amortization	$17,818	$20,659	$37,513	$39,775
% of total revenue	9.1%	12.6%	10.1%	12.3%
% of freight revenue	10.4%	14.2%	11.7%	13.9%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets. Depreciation and amortization decreased approximately $2.8 million, or 13.8%, for the three months ended June 30, 2018, compared with the same quarter in 2017. As a percentage of total revenue, depreciation and amortization decreased to 9.1% of total revenue for the three months ended June 30, 2018, from 12.6% in the same quarter in 2017.  As a percentage of freight revenue, depreciation and amortization decreased to 10.4% of freight revenue for the three months ended June 30, 2018, from 14.2% in the same quarter in 2017.

For the six months ended June 30, 2018, depreciation and amortization decreased approximately $2.3 million, or 5.7%, compared with the same period in 2017. As a percentage of total revenue, depreciation and amortization decreased to 10.1% of total revenue for the six months ended June 30, 2018, from 12.3% in the same period in 2017.  As a percentage of freight revenue, depreciation and amortization decreased to 11.7% of freight revenue for the six months ended June 30, 2018, from 13.9% in the same period in 2017.

Excluding gains and losses, depreciation decreased approximately $0.4 million for the both the quarter and six-month period ended June 30, 2018. Gains and losses on the sale of property and equipment totaled $0.4 million of gains and $0.7 million of losses in the quarter and six-month periods ended June 30, 2018, respectively, compared to losses of $2.1 million and $2.5 million in the quarter and six-month periods ended June 30, 2017, respectively. We expect the impact on our earnings from depreciation and amortization to remain relatively even going forward. However, if the used tractor market were to decline, we could have to adjust residual values and increase depreciation or experience increased losses on sale.

Interest expense, net

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest expense, net	$1,941	$1,961	$3,900	$4,041
% of total revenue	1.0%	1.2%	1.1%	1.3%
% of freight revenue	1.1%	1.3%	1.2%	1.4%

Interest expense, net decreased less than $0.1 million, or 1.0%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, interest expense, net decreased to 1.0% of total revenue for the three months ended June 30, 2018, from 1.2% in the same quarter in 2017.  As a percentage of freight revenue, interest expense, net decreased to 1.1% of freight revenue for the three months ended June 30, 2018, from 1.3% in the same quarter in 2017.

For the six months ended June 30, 2018, interest expense, net increased approximately $0.1 million, or 3.5%, compared with the same period in 2017.  As a percentage of total revenue, interest expense, net decreased to 1.1% of total revenue for the six months ended June 30, 2018, from 1.3% in the same period in 2017.  As a percentage of freight revenue, interest expense, net decreased to 1.2% of freight revenue for the six months ended June 30, 2018, from 1.4% in the same period in 2017.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage. We expect interest expense, net to increase in the second half of 2018 due to increased debt associated with the Landair acquisition.

Income from equity method investment

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income from equity method investment	$1,775	$800	$3,265	$1,825

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and six months ended June 30, 2018. The increase in TEL’s contributions is primarily due to growth in TEL’s lease offerings, as well as improvements in the used tractor market compared to the same 2017 periods. We expect the impact on our earnings resulting from our investment in TEL to continue to improve year-over-year for the remainder of 2018.

Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income tax expense	$3,928	$1,253	$5,467	$545
% of total revenue	2.0%	0.8%	1.5%	0.2%
% of freight revenue	2.3%	0.9%	1.7%	0.2%

Income tax expense increased approximately $2.7 million, or 213.5%, for the three months ended June 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, income tax expense increased to 2.0% of total revenue for the three months ended June 30, 2018, from 0.8% in the same quarter in 2017.  As a percentage of freight revenue, income tax expense increased to 2.3% of freight revenue for the three months ended June 30, 2018, from 0.9% in the same quarter in 2017.

For the six months ended June 30, 2018, income tax expense increased approximately $4.9 million, or 903.1%, compared with the same period in 2017.  As a percentage of total revenue, income tax expense increased to 1.5% of total revenue for the six months ended June 30, 2018, from 0.2% in the same period in 2017.  As a percentage of freight revenue, income tax expense increased to 1.7% of freight revenue for the six months ended June 30, 2018, from 0.2% in the same period in 2017.

These increases were primarily related to the $11.1 million and $17.8 million increases in the pre-tax income in the three- and six-month periods ended June 30, 2018, respectively, compared to the same 2017 periods, resulting from the improvements in operating income and contribution from TEL’s earnings noted above, partially offset by a lower tax rate due to the Tax Cuts and Jobs Act of 2017.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.  We are currently estimating our 2018 effective income tax rate to be 26.0%.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2018 TO THREE AND SIX MONTHS ENDED JUNE 30, 2017

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total Revenues:
Truckload	$170,711	$147,631	$325,259	$293,256
Managed Freight	25,607	16,695	44,625	29,814

Total	$196,318	$164,326	$369,884	$323,070

Operating Income:
Truckload	$11,734	$2,377	$17,095	$1,239
Managed Freight	2,331	1,585	3,395	3,032

Total	$14,065	$3,962	$20,490	$4,271

For the 2018 quarter Truckload total revenue increased $23.1 million due to a $16.1 million increase in freight revenue, as well as a $7.0 million increase in fuel surcharge revenue. The increase in freight revenue primarily relates to a 14.2% increase in average freight revenue per tractor per week from the 2017 quarter, partially offset by a $3.3 million decrease in freight revenue from our temperature-controlled intermodal service, as a result of discontinuing this service offering during December 2017.  The increase in freight revenue is the result of an increase in average freight revenue per total mile of 23.9 cents per mile compared to the 2017 quarter, partially offset by a slight 0.4% decrease in average miles per tractor.

For the six months ended June 30, 2018, Truckload total revenue increased $32.0 million due to a $20.6 million increase in freight revenue, as well as an $11.4 million increase in fuel surcharge revenue. The increase in freight revenue primarily relates to a 10.3% increase in average freight revenue per tractor per week from the 2017 period, partially offset by a $6.5 million decrease in freight revenue from our discontinued refrigerated intermodal service offering.  Team driven units decreased approximately 12.1% to an average of 886 for the six-month period ended June 30, 2018 compared to an average of 1,008 teams during the same 2017 period.

Our Truckload operating income for the three and six months ended June 30, 2018 was $9.4 million and $15.9 million higher than the same 2017 periods, respectively, due to the abovementioned increases in revenue, partially offset by an increase in operating costs per mile, net of fuel surcharge revenue, primarily related to increased salaries and driver compensation, as well as increased insurance and claims cost.

Managed Freight total revenue and operating income increased $8.9 million and $0.7 million quarter-over-quarter, respectively, and increased $14.8 million and $0.4 million period-over-period, respectively.  The revenue increases are primarily as a result of growth with existing customers, while operating income is partially offset by a more competitive market for sourcing third-party capacity, which increased our costs.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  Further, we expect to increase our capital allocation toward dedicated, 3PL, and other managed freight solutions to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $172.5 million and $81.1 million at June 30, 2018 and December 31, 2017, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund most new tractors expected to be delivered in 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at June 30, 2018, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we are successful in our attempts to grow our owner operator fleet, our capital requirements would be reduced. As of June 30, 2018, there were undrawn letters of credit outstanding of approximately $36.8 million, available borrowing capacity was $56.4 million, and there were no outstanding borrowings under the Credit Facility Our intra-period borrowings on the Credit Facility ranged from zero to approximately $21.6 million during the first six months of 2018.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. As a result of the Landair acquisition, our working capital subsequent to June 30, 2018 was reduced by approximately $45.5 million as the result of using cash on hand to fund a portion of the purchase. We also borrowed approximately $53.0 million to fund the remainder of the purchase price, and while we have experienced and expect favorable cash flows from operations, when compared to 2017, we expect our leverage at December 31, 2018 to approximate December 31, 2017.

Cash Flows

Net cash flows provided by operating activities increased $16.3 million in the six-month period ended June 30, 2018 than in the 2017 period, primarily due to an increase in net income of $12.9 million, a corresponding increase in deferred income tax expense, fluctuations in cash flows from accounts payable and accrued expenses, as well as fluctuations in receivables and driver advances, resulting from a strong freight economy and increased fuel cost and related surcharges.  These increases were partially offset by an increase in insurance and claims accruals due to an increase in accident severity during 2018 compared to same 2017 period.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to timing and amount of payments on our trade accounts in the 2018 period compared to the 2017 period, as well as transaction costs related to our acquisition of Landair.

Net cash flows provided by investing activities was $6.4 million in the 2018 period, compared to net cash flows used in investing activities of $24.1 million in the 2017 period.  The change in net cash flows used in investing activities was primarily the result of the timing of our trade cycle whereby we took delivery of approximately 394 new company tractors and disposed of approximately 465 used tractors, compared to delivery and disposal of 305 and 252 tractors, respectively, in the same 2017 period. The trade cycle timing is partially the result of an improved used tractor market and new equipment not being delivered as fast in 2018 as 2017, due to an increase in demand for new tractors.

Net cash flows provided by financing activities was $37.8 million in the 2018 period, compared to net cash flows used in financing activities of $11.3 million in the 2017 period. The change in net cash flows used in financing activities was primarily a function of borrowings prior to June 30, 2018 to partially fund the Landair acquisition.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  As of June 30, 2018, there were undrawn letters of credit outstanding of approximately $36.8 million, available borrowing capacity was $56.4 million, and there were no outstanding borrowings under the Credit Facility. Based on availability as of June 30, 2018 and December 31, 2017, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at June 30, 2018 terminate in July 2018 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. As of June 30, 2018, our total capital lease obligations were $40.0 million, compared to $24.7 million as of December 31, 2017. The increase included financing previously unencumbered equipment to fund a portion of the Landair acquisition.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from July 2018 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $169.7 million are cross-defaulted with the Credit Facility. Our revenue equipment installment notes totaled $203.6 million as of June 30, 2018, compared to $154.7 million as of December 31, 2017. The increase was primarily used to finance the Landair acquisition. Additionally, the abovementioned fuel hedge contracts totaling $1.3 million at June 30, 2018, are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At June 30, 2018, we had financed 234 tractors and 764 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was approximately $2.9 million in the second quarters of both 2018 and 2017. The total value of remaining payments under operating leases as of June 30, 2018 was approximately $14.1 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $4.0 million at June 30, 2018. The residual guarantees at June 30, 2018 expire between August 2018 and February 2019.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $17.5 million as of June 30, 2018.  We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three and six months ended June 30, 2018, there were no material changes in our commitments or contractual liabilities, excluding the aforementioned increase in debt and capital leases used to partially finance the Landair acquisition. See Note 7 for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended June 30, 2018, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2017 Annual Report on Form 10-K, other than the adoption of ASU 2014-09, as discussed in Note 1.

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

A one dollar increase or decrease in diesel per gallon would have an approximately $0.4 million impact to our net income due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 22.3 million gallons of diesel during the remainder of 2018, on which we recover approximately 85.4% of the cost (which was our fuel surcharge recovery rate during the year-to-date period ended June 30, 2018). Assuming our fuel surcharge recovery is consistent during the remainder of 2018, this leaves 3.3 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because we have hedged a portion of our fuel, we will not realize the impact of changes in fuel prices to the same extent as we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments associated with the purchase of certain trailers.  Because the critical terms of the swaps and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at June 30, 2018, of approximately $0.9 million, is included in other short and long-term assets in the condensed consolidated balance sheet and is included in accumulated other comprehensive income, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three months ended June 30, 2018, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive income as of June 30, 2018, we expect to reclassify gains of approximately $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $268.5 million of debt and capital leases, we had $34.5 million of variable rate debt outstanding at June 30, 2018, including our Credit Facility, a real-estate note, and certain equipment notes, of which the real-estate note of $25.3 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $9.2 million were hedged to provide a weighted average interest rate of 2.9%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Due to our interest rate swaps, at our June 30, 2018 level of borrowing, a 1% increase in our applicable rate would not affect annual net income. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

Based on their evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against our SRT subsidiary relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  We are appealing the District Court’s decision on damages to the Sixth Circuit. Oral arguments are set for August 1, 2018.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2018, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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
Fifteenth Amendment to Third Amended and Restated Credit Agreement, dated effective as of June 19, 2018, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Driven Analytic Solutions, LLC, Transport Management Services, LLC, Bank of America, N.A., and JPMorgan Chase Bank, N.A.

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

COVENANT TRANSPORTATION GROUP, INC.

Date: August 8, 2018	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer