Form 10-Q
period 2018-09-30
COVENANT TRANSPORTATION GROUP INC
filed 2018-11-09
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 6, 2018).
Class A Common Stock, $.01 par value: 15,996,066 shares
Class B Common Stock, $.01 par value:   2,350,000 shares

PART I          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ASSETS	September 30, 2018 (unaudited)	December 31, 2017 (unaudited)
Current assets:
Cash and cash equivalents	$19,612	$15,356
Accounts receivable, net of allowance of $1,817 in 2018 and $1,460 in 2017	134,957	104,153
Drivers' advances and other receivables, net of allowance of $672 in 2018 and $496 in 2017	15,340	15,062
Inventory and supplies	4,337	4,232
Prepaid expenses	12,045	8,699
Assets held for sale	1,325	1,444
Income taxes receivable	1,585	11,551
Other short-term assets	2,333	1,817
Total current assets	191,534	162,314

Property and equipment, at cost	635,909	650,988
Less: accumulated depreciation and amortization	(187,144)	(186,916)
Net property and equipment	448,765	464,072

Goodwill	41,086	-
Other intangibles, net	33,269	-
Other assets, net	32,828	23,282
Total assets	$747,482	$649,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	605	-
Accounts payable	21,488	11,857
Accrued expenses	47,797	26,520
Current maturities of long-term debt	27,643	24,596
Current portion of capital lease obligations	5,074	2,962
Current portion of insurance and claims accrual	24,785	15,042
Other short-term liabilities	-	243
Total current liabilities	127,392	81,220

Long-term debt	169,037	164,465
Long-term portion of capital lease obligations	33,877	21,777
Insurance and claims accrual	16,291	21,836
Deferred income taxes	73,347	63,344
Other long-term liabilities	1,388	1,825
Total liabilities	421,332	354,467
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 15,996,066 shares issued and outstanding as of September 30, 2018 and 15,979,703 shares issued and outstanding as of December 31, 2017	171	171
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	140,404	137,242
Accumulated other comprehensive income	1,487	293
Retained earnings	184,064	157,471
Total stockholders' equity	326,150	295,201
Total liabilities and stockholders' equity	$747,482	$649,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands, except per share data)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2018	2017	2018	2017
Revenue:
Freight revenue	$214,623	$159,500	$535,721	$445,212
Fuel surcharge revenue	28,680	19,131	77,466	56,489
Total revenue	$243,303	$178,631	$613,187	$501,701

Operating expenses:
Salaries, wages, and related expenses	86,249	60,732	211,621	178,639
Fuel expense	33,428	25,998	89,817	76,310
Operations and maintenance	16,457	13,046	40,783	37,504
Revenue equipment rentals and purchased transportation	47,445	36,361	115,525	90,719
Operating taxes and licenses	3,377	2,364	8,649	7,197
Insurance and claims	12,675	7,681	31,269	24,313
Communications and utilities	1,810	1,747	5,216	5,081
General supplies and expenses	6,391	3,729	16,833	10,919
Depreciation and amortization, including gains and losses on disposition of property and equipment	19,290	17,932	56,803	57,707
Total operating expenses	227,122	169,590	576,516	488,389
Operating income	16,181	9,041	36,671	13,312
Interest expense, net	2,460	2,174	6,360	6,216
Income from equity method investment	(2,142)	(750)	(5,407)	(2,575)
Income before income taxes	15,863	7,617	35,718	9,671
Income tax expense	4,249	2,985	9,716	3,530
Net income	$11,614	$4,632	$26,002	$6,141

Income per share:
Basic net income per share	$0.63	$0.25	$1.42	$0.34
Diluted net income per share	$0.63	$0.25	$1.41	$0.33
Basic weighted average shares outstanding	18,343	18,288	18,337	18,275
Diluted weighted average shares outstanding	18,497	18,404	18,448	18,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2018	2017	2018	2017

Net income	$11,614	$4,632	$26,002	$6,141

Other comprehensive income (loss):

Unrealized gain (loss) on effective portion of cash flow hedges, net of tax of $133 and $782 in 2018 and $1,050 and $796 in 2017, respectively	353	1,678	2,065	(1,271)

Reclassification of cash flow hedges (gain) loss into statement of operations, net of tax of $155 and $330 in 2018 and $424 and $1,546 in 2017, respectively	(406)	677	(868)	2,469

Unrealized holding loss on investments classified as available-for-sale	(3)	-	(3)	-

Total other comprehensive income (loss)	(56)	2,355	1,194	1,198

Comprehensive income	$11,558	$6,987	$27,196	$7,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited and in thousands)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In Capital	Comprehensive Income	Retained Earnings	Stockholders' Equity
	Class A	Class B

Balances at December 31, 2017	$171	$24	$137,242	$293	$157,471	$295,201

Net income	-	-	-	-	26,002	26,002

Effect of adoption of ASU 2014-09	-	-	-	-	591	591

Other comprehensive income	-	-	-	1,194	-	1,194

Stock-based employee compensation expense	-	-	2,868	-	-	2,868

Issuance of restricted shares	-	-	294	-	-	294

Balances at September 30, 2018	$171	$24	$140,404	$1,487	$184,064	$326,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)

	Nine months ended September 30, (unaudited)
	2018	2017
Cash flows from operating activities:
Net income	$26,002	$6,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	168	241
Reversal of gain on sales to equity method investee	(185)	(153)
Depreciation and amortization	56,370	54,489
Amortization of deferred financing fees	111	206
Deferred income tax expense	9,172	16,437
Income tax benefit arising from restricted share vesting	19	96
Stock-based compensation expense	3,243	896
Equity in income of affiliate	(5,407)	(2,575)
Return on investment in affiliated company	-	1,960
Loss on disposition of property and equipment	433	3,217
Loss on investment in available-for-sale securities	(6)	-
Changes in operating assets and liabilities:
Receivables and advances	(4,717)	(19,975)
Prepaid expenses and other assets	(2,763)	1,439
Inventory and supplies	(102)	(69)
Insurance and claims accrual	1,553	837
Accounts payable and accrued expenses	17,723	(400)
Net cash flows provided by operating activities	101,614	62,787

Cash flows from investing activities:
Acquisition of Landair Holdings, Inc., net of cash acquired	(106,060)	-
Purchase of available-for-sale securities	(1,496)	-
Acquisition of property and equipment	(44,528)	(89,917)
Proceeds from disposition of property and equipment	49,302	32,739
Net cash flows used in investing activities	(102,782)	(57,178)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	605	1,325
Proceeds from issuance of notes payable	83,746	110,762
Repayments of notes payable	(73,376)	(101,717)
Repayments of capital lease obligations	(2,608)	(6,689)
Proceeds under revolving credit facility	1,153,310	930,161
Repayments under revolving credit facility	(1,156,162)	(938,667)
Payment of minimum tax withholdings on stock compensation	(81)	(257)
Debt refinancing costs	(10)	-
Net cash provided by (used in) financing activities	5,424	(5,082)

Net change in cash and cash equivalents	4,256	527

Cash and cash equivalents at beginning of period	15,356	7,750

Cash and cash equivalents at end of period	$19,612	$8,277

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Equipment purchased under capital leases	$16,820	$9,953

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2017, condensed consolidated balance sheet was derived from our audited balance sheet as of that date.  The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

The following tables summarize the impacts of adopting ASU 606 on the Company’s consolidated condensed financial statements for the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018
Financial Statement Line Item (in thousands)	As reported	Adjustments	Balances without adoption of Topic 606
Consolidated Balance Sheet
Accounts receivable, net of allowances	$134,957	$(1,276)	$133,681
Total assets	747,482	(1,276)	746,206
Accrued expenses	47,797	(236)	47,561
Deferred income taxes	73,347	(286)	73,061
Total liabilities	421,332	(522)	420,810
Retained earnings	184,064	(754)	183,310
Total stockholders’ equity	326,150	(754)	325,396
Total liabilities and stockholders’ equity	747,482	(1,276)	746,206
Consolidated Statement of Operations
Freight revenue	214,623	49	214,672
Total revenue	243,303	49	243,352
Salaries, wages and related expenses	86,249	(1)	86,248
Revenue equipment rentals and purchased transportation	47,445	(95)	47,350
Total operating expenses	227,122	(96)	227,026
Income tax expense	4,249	40	4,289
Net income	11,614	105	11,719
Consolidated Statement of Comprehensive Income
Net income	11,614	105	11,719
Comprehensive income	11,558	105	11,663
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	11,614	105	11,719
Deferred income tax expense	2,676	40	2,716
Change in: Receivables and advances	(16,537)	(49)	(16,586)
Change in: Accounts payable and accrued expenses	16,087	(96)	15,991
Net cash flows provided by operating activities	38,981	-	38,981

	Nine Months Ended September 30, 2018
Financial Statement Line Item (in thousands)	As reported	Adjustments	Balances without adoption of Topic 606
Consolidated Balance Sheet
Accounts receivable, net of allowances	$134,957	$(1,276)	$133,681
Total assets	747,482	(1,276)	746,206
Accrued expenses	47,797	(236)	47,561
Deferred income taxes	73,347	(286)	73,061
Total liabilities	421,332	(522)	420,810
Retained earnings	184,064	(754)	183,310
Total stockholders’ equity	326,150	(754)	325,396
Total liabilities and stockholders’ equity	747,482	(1,276)	746,206
Consolidated Statement of Operations
Freight revenue	535,721	(266)	535,455
Total revenue	613,187	(266)	612,921
Salaries, wages and related expenses	211,621	13	211,634
Revenue equipment rentals and purchased transportation	115,525	(54)	115,471
Total operating expenses	576,516	(41)	576,475
Income tax expense	9,716	(62)	9,654
Net income	26,002	(164)	25,838
Consolidated Statement of Comprehensive Income
Net income	26,002	(163)	25,838
Comprehensive income	27,196	(163)	27,032
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	26,002	(163)	25,838
Deferred income tax expense	9,172	(62)	9,110
Change in: Receivables and advances	(4,717)	266	(4,451)
Change in: Accounts payable and accrued expenses	17,723	(41)	17,682
Net cash flows provided by operating activities	101,613	-	101,612

We have two reportable segments, Truckload, which is comprised of our truckload services, and Managed Freight, which provides freight brokerage and logistics services.

The Truckload segment consists of four operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The four operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long-haul, regional, and dedicated service; (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States; and (iv) Landair’s trucking operations, which provides primarily dedicated service.

Managed Freight is comprised primarily of freight brokerage, logistics, and transportation management services. Included in Managed Freight are our accounts receivable factoring and warehousing businesses, which do not meet the aggregation criteria, but only accounted for $3.4 million and $11.7 million of our  revenue, respectively, during the nine months ended September 30, 2018.

The following table summarizes our revenue by our two reportable segments, Truckload and Managed Freight, disaggregated to the operating fleet level as used by our chief operating decision maker in making decisions regarding allocation of resources, etc., organized first by reportable segment (i.e. Truckload and Managed Freight) and then by operating fleet for the three and nine months ended September 30, 2018:

(in thousands)	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Total Revenues:
Truckload: Covenant Transport	$108,223	$95,100	$309,583	$272,387
Truckload: SRT	47,866	41,382	134,163	123,905
Truckload: Star Transportation	19,887	16,584	57,489	50,030
Truckload: Landair	21,077	-	21,077	-
Managed Freight	46,250	25,565	90,875	55,379
Total	$243,303	$178,631	$613,187	$501,701

Accounting Standards not yet adopted

In February 2016, FASB issued ASU 2016-02, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  Lessor accounting under the new standard is substantially unchanged.  Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required.  This new standard will become effective for us in our annual reporting period beginning January 1, 2019, including interim periods within that reporting period and requires a modified retrospective transition approach.  We have engaged a third party to assist with our implementation of the standard and are currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.

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

Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  There were no anti-dilutive shares for the three and nine months ended September 30, 2018.  There were no outstanding stock options at September 30, 2018.  Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$11,614	$4,632	$26,002	$6,141
Denominator:
Denominator for basic earnings per share – weighted-average shares	18,343	18,288	18,337	18,275
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted stock	154	116	111	91
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	18,497	18,404	18,448	18,366

Basic income per share:	$0.63	$0.25	$1.42	$0.34
Diluted income per share:	$0.63	$0.25	$1.41	$0.33

Note 3.	Segment Information

We have two reportable segments, our truckload services or Truckload and Managed Freight, which provides freight brokerage, logistics, and transportation management services. Our Managed Freight consists of several operating segments, which are aggregated due to similar margins and customers.  Included in Managed Freight are our accounts receivable factoring and warehousing businesses, which do not meet the aggregation criteria, but only accounted for $3.4 million and $11.7 million of our revenue, respectively, during the nine months ended September 30, 2018.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2017 Annual Report on Form 10-K.  Substantially all intersegment sales prices are market based.  We evaluate performance based on operating income of the respective business units.

The following table summarizes our segment information used by our chief operating decision maker of the Company in making decisions regarding allocation of resources, etc., as of and for the three and nine months ended September 30, 2018:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total Revenues:
Truckload	$197,053	$153,066	$522,312	$446,322
Managed Freight	46,250	25,565	90,875	55,379
Total	$243,303	$178,631	$613,187	$501,701

Operating Income:
Truckload	$11,960	$6,573	$29,055	$7,812
Managed Freight	4,221	2,468	7,616	5,500
Total	$16,181	$9,041	$36,671	$13,312

Note 4.	Income Taxes

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

Our liability recorded for uncertain tax positions as of September 30, 2018 has decreased by $0.1 million since December 31, 2017.

The net deferred tax liability of $73.3 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at September 30, 2018, for $0.1 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Provisional Amounts in the Effective Rate

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  We are applying the Securities and Exchange Commission’s guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Act.  At September 30, 2018, we have not completed our accounting for all of the tax effects of the Act; however, as described below, we have made a reasonable estimate of the effects.  During the three and nine months ended September 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.  We will continue to make and refine our calculations as additional analysis is completed, and as the states determine how they will coordinate and we receive the results of the federal carryback claim.  Our estimates may also be affected as we gain a more thorough understanding of the tax law on a federal and state basis.

Deferred tax assets and liabilities:  We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  We also analyzed the future deductibility of restricted stock awards for executives and computed the effects of a net operating loss carryback to benefit the loss at 35% in prior years.  We recorded a provisional benefit amount of $40.1 million as of December 31, 2017 related to the remeasurement of certain deferred tax balances.  For the three and nine months ended September 30, 2018, we have made no change to our analysis.  We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount is also subject to change based on how states conform to the Act, as that information is not readily available for many states at this time.

Note 5.          Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value of the hedge derivative liability was determined based on quotes from the counterparty which were verified by comparing them to the exchange on which the related futures are traded, adjusted for counterparty credit risk. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value of available-for-sale securities is based upon quoted prices in active markets. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.  A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments Measured at Fair Value on a Recurring Basis

(in thousands)
Hedge derivatives	September 30, 2018	December 31, 2017(1)
Net Fair Value of Derivatives	$2,055	$393
Quoted Prices in Active Markets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$2,055	$393
Significant Unobservable Inputs (Level 3)	$-	$-

(1)	Includes derivative liabilities of $487 at December 31, 2017.

(in thousands)
Available-for-sale securities	September 30, 2018	December 31, 2017
Net Fair Value of Derivatives	$1,493	$-
Quoted Prices in Active Markets (Level 1)	$1,493	$-
Significant Other Observable Inputs (Level 2)	$-	$-
Significant Unobservable Inputs (Level 3)	$-	$-

Our financial instruments consist primarily of cash and cash equivalents, certificates of deposit, accounts receivable, commodity contracts, accounts payable, debt, and interest rate swaps. The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and current debt approximates their fair value because of the short-term maturity of these instruments.  Included in accounts receivable is $46.2 million and $31.9 million of factoring receivables at September 30, 2018 and December 31, 2017, respectively, net of a $0.4 million and $0.2 million allowance for bad debt for each respective date. We advance approximately 85% to 95% of each receivable factored and retain the remainder as collateral for collection issues that might arise.  The retained amounts are returned to the clients after the related receivable has been collected, net of accrued interest. At September 30, 2018 and December 31, 2017, the retained amounts related to factored receivables totaled $2.4 million and $0.6 million, respectively, and were included in accounts payable in the condensed consolidated balance sheets.  Our clients are smaller trucking companies that factor their receivables to us for a fee to facilitate faster cash flow.  We evaluate each client's customer base under predefined criteria.  The carrying value of the factored receivables approximates the fair value, as the receivables are generally repaid directly to us by the client's customer within 30-40 days due to the combination of the short-term nature of the financing transaction and the underlying quality of the receivables.

Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes.  The fair value of our revenue equipment installment notes approximated the carrying value at September 30, 2018, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility (as defined herein) approximate fair value due to the variable interest rate on that facility.  Additionally, commodity contracts, which are accounted for as hedge derivatives, as discussed in Note 6, are valued based on the forward rate of the specific indices upon which the contract is being settled and adjusted for counterparty credit risk using available market information and valuation methodologies. The fair value of our interest rate swap agreements is determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These analyses reflect the contractual terms of the swap, including the period to maturity and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value calculation also includes an amount for risk of non-performance of our counterparties using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments associated with the purchase of certain trailers.  Because the critical terms of the swaps and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at September 30, 2018, of approximately $1.2 million, is included in other short and long-term assets in the condensed consolidated balance sheet and is included in accumulated other comprehensive income, net of tax. Additionally, less than $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three months ended September 30, 2018, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive income as of September 30, 2018, we expect to reclassify gains of approximately $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

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

At September 30, 2018, we had fuel hedge contracts on approximately 1.9 million gallons for the remainder of 2018, or approximately 17.1% of our projected remaining 2018 fuel requirements.

The fair value of the fuel hedge contracts that were in effect at September 30, 2018, of approximately $0.9 million is included in other short-term assets in the consolidated balance sheet and is included in accumulated other comprehensive income, net of tax.  Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during the third quarter in 2018, market "spot" prices for ULSD peaked at a high of approximately $2.31 per gallon and hit a low price of approximately $2.02 per gallon. During the same 2017 quarter, market "spot" prices ranged from a high of $1.83 per gallon to a low of $1.41 per gallon. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items.

Additionally, $0.6 million and $1.3 million were reclassified from accumulated other comprehensive income into our results of operations as a reduction to fuel expense for the three and nine months ended September 30, 2018, respectively, related to gains on contracts that expired.  Based on the amounts in accumulated other comprehensive income as of September 30, 2018, and the expected timing of the purchases of the diesel hedged, we expect to reclassify gains of approximately $0.6 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to actual diesel fuel purchases.  The amounts actually realized will be dependent on the fair values as of the date of settlement.

We perform both a prospective and retrospective assessment of the effectiveness of our fuel hedge contracts at inception and quarterly, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.  As a result of our effectiveness assessment at inception and at September 30, 2018, we believe our hedge contracts have been and will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risk.

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

Note 7.   Debt

Current and long-term debt consisted of the following at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018		December 31, 2017
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility; interest rate of 5.8% at September 30, 2018	$-	$6,155	$-	$-
Revenue equipment installment notes with finance companies; weighted average interest rate of 3.6% and 3.3% at September 30, 2018 and December 31, 2017, respectively, due in monthly installments with final maturities at various dates ranging from October 2018 to July 2023, secured by related revenue equipment	26,752	139,044	23,732	130,946
Real estate note; interest rate of 3.8% and 3.1% at September 30, 2018 and December 31, 2017, respectively, due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,037	24,029	1,004	24,810
Deferred loan costs	(146)	(191)	(140)	(298)
Total debt	27,643	169,037	24,596	164,465
Principal portion of capital lease obligations, secured by related revenue equipment	5,074	33,877	2,962	21,777
Total debt and capital lease obligations	$32,717	$202,914	$27,558	$186,242

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  As of September 30, 2018, there were undrawn letters of credit outstanding of approximately $35.1 million, available borrowing capacity was $59.9 million, and $6.2 million in outstanding borrowings under the Credit Facility. The interest rate on outstanding borrowings under the Credit Facility as of September 30, 2018, was 5.8% on $6.2 million of base rate loans, and there were no outstanding LIBOR loans. Based on availability as of September 30, 2018 and December 31, 2017, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2018 terminate in October 2018 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2018 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $133.0 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $0.9 million at September 30, 2018, are cross-defaulted with the Credit Facility.  Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments.  At September 30, 2018, 49,405 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan.  No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar-year that relates to more than 200,000 shares of our Class A common stock.  No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations is $1.1 million and $0.3 million of stock-based compensation expense for the three months ended September 30, 2018 and 2017, and $2.9 million and $0.6 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. All stock compensation expense recorded in 2018 and 2017 relates to restricted shares.  An additional $0.4 million and $0.3 million of stock-based compensation was recorded in general supplies and expenses in the condensed consolidated statements of operations for each of the three- and nine-month periods ended September 30, 2018 and 2017, respectively, as this amount relates to the issuance of restricted stock to non-employee directors.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through September 30, 2018, certain participants elected to forfeit receipt of an aggregate of 2,753 shares of Class A common stock at a weighted average per share price of $29.57 based on the closing price of our Class A common stock on the dates the shares vested in 2018, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted less than $0.1 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 9.    Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options.  TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent.  We sold approximately $0.1 million of tractors or trailers to TEL during each of the nine months ended September 30, 2018 and 2017, and we received $5.9 million and $4.2 million respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment.  We recognized a net reversal of previously deferred gains totaling approximately $0.2 million for each of the nine months ended September 30, 2018 and 2017, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.2 million at September 30, 2018, are being carried as a reduction in our investment in TEL.  At September 30, 2018 and December 31, 2017, we had accounts receivable from TEL of $5.7 million and $7.8 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's 2018 net income through September 30, 2018, or $5.4 million. Our investment in TEL, totaling $25.7 million and $20.1 million at September 30, 2018 and December 31, 2017, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL’s summarized financial information below:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Current Assets	$23,276	$19,660
Non-current Assets	255,352	183,905
Current Liabilities	15,451	53,981
Non-current Liabilities	219,878	117,135
Total Equity	$43,299	$32,449

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Revenue	$25,437	$18,299	$74,152	$64,543
Operating Expenses	19,061	15,439	58,060	55,753
Operating Income	6,376	2,860	16,092	8,790
Net Income	$4,369	$1,499	$10,850	$5,188

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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against our Southern Refrigerated Transport, Inc. ("SRT") subsidiary relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  On September 25, 2018, the Sixth Circuit Court of Appeals ruled in favor of the plaintiff and against SRT.  While considering its further appeal to the U.S. Supreme Court, SRT will likely pay this claim, related accrued interest and legal fees totaling approximately $6.8 million within the next six months.

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

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not reasonably possible to have a materially adverse effect on our consolidated financial statements.

We had $35.1 million and $32.9 million of outstanding and undrawn letters of credit as of September 30, 2018 and December 31, 2017, respectively. The letters of credit are maintained primarily to support our insurance programs.

See Note 12 for a discussion of contingencies related to our acquisition of Landair Holdings, Inc.

Note 11. Other comprehensive income (loss) ("OCI")

OCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our OCI balance for the periods presented (in thousands; presented net of tax):

Details about OCI Components	Amount Reclassified from OCI for the three months ended September 30, 2018	Amount Reclassified from OCI for the nine months ended September 30, 2018	Affected Line Item in the Statement of Operations
Losses (gains) on cash flow hedges
Commodity derivative contracts	$(580)	$(1,312)	Fuel expense
	160	361	Income tax expense
	$(420)	$(951)	Net of tax

Interest rate swap contract	$19	$114	Interest expense
	(5)	(31)	Income tax benefit
	$14	$83	Net of tax

Note 12.  Acquisition of Landair Holdings, Inc.

On July 3, 2018, we acquired 100% of the outstanding stock of Landair Holdings, Inc., a Tennessee corporation (“Landair”). The total cash paid was $106.7 million, including (i) $83.0 million in cash to Landair's former owners, (ii) $3.2 million reimbursement to Landair's former owners and $5.0 million in state taxes paid by Landair after the acquisition related to our Internal Revenue Code Section 338(h)(10) election, which is still subject to finalization, and (iii) approximately $15.5 million for the debt of Landair, which we have paid in full, but not considering approximately $0.8 million of cash balances acquired.  The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions.

Landair is a leading dedicated and for-hire truckload carrier, as well as a supplier of transportation management, warehousing and logistics inventory management services. Landair’s results have been included in the condensed consolidated financial statements since the date of acquisition. Landair’s trucking operations’ results are reported within our Truckload segment, while Landair’s logistics operations’ results are reported within our Managed Freight segment.

The allocation of the preliminary purchase price detailed below is subject to change based on finalization of the valuation of long-lived and intangible assets, as well as our ongoing evaluation of Landair’s accounting principles for consistency with ours.

(in thousands)
Cash paid		$106,700

Allocated to:
Historical book value of Landair’s assets and liabilities	$25,589
Adjustments to recognize assets and liabilities at acquisition-date fair value:
Property, plant, and equipment	(7,450)
Other assets	(1,094)
Liabilities	(829)
Fair value of tangible net assets acquired		16,216
Post-acquisition goodwill adjustments		(114)
Identifiable intangibles at acquisition-date fair value		34,000
Debt paid at closing		15,512
Excess of consideration transferred over the net amount of assets and liabilities recognized		$41,086

Cash paid pursuant to Stock Purchase Agreement		$106,700
Cash acquired included in historical book value of Landair assets and liabilities		(754)
Net purchase price		$105,946

Deferred income taxes arising from the acquisition are immaterial because of our 338(h)(10) election.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date.

(in thousands)
July 3, 2018
Cash and cash equivalents	$754
Accounts receivable	12,610
Driver advances and other receivables	4,295
Inventory and supplies	3
Prepaid expenses	1,010
Assets held for sale	128
Net property and equipment	26,164
Other assets, net	22
Other intangibles, net	34,000
Total identifiable assets acquired	78,986

Accounts payable	(5,475)
Accrued expenses	(5,015)
Insurance and claims accrual	(2,645)
Other short-term liabilities	(123)
Total liabilities assumed	(13,258)
Net identifiable assets acquired	65,728
Goodwill	40,972
Net assets acquired	106,700

The goodwill recognized is attributable primarily to expected cost synergies in the areas of insurance and claims, workers compensation, fuel, and purchases of revenue equipment. Additionally, Landair and the historical Company have limited customer overlap, and as such we expect to be able to cross-sell services between historical customers and those of Landair.

The amounts of revenue and earnings of Landair included in the Company’s consolidated results of operations from the acquisition date to the period ended September 30, 2018 are as follows:

(in thousands)	Three months ended
September 30, 2018
Total revenue	$41,490
Net income	$1,956

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 assume that the acquisition of Landair occurred as of January 1, 2017:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total revenue	$243,303	$208,842	$687,937	$592,333
Net income	$11,614	$4,882	$28,886	$6,892
Basic net income per share	$0.63	$0.27	$1.58	$0.38
Diluted net income per share	$0.63	$0.27	$1.57	$0.38

For the nine months ended September 30, 2018, the pro forma results include an immaterial amount of adjustments to conform Landair to the accounting policies of the Company related to operations and maintenance and insurance and claims. In addition, salaries, wages, and related expenses decreased by a net of $2.1 million related to sale bonuses and non-recurring compensation paid to a prior owner of Landair, partially offset by restricted shares granted to key retained employees. General supplies and expenses decreased by $3.4 million related to non-recurring acquisition-related expenses. Depreciation and amortization increased by $1.1 million due to the amortization of intangible assets as detailed in Note 13, partially offset by a net decrease resulting from the depreciation of property, plant, and equipment using useful lives consistent with those utilized by the Company. Interest expense, net increased by approximately $2.0 million as a result of the financing obtained by the Company to fund the Landair acquisition. Income tax expense was adjusted by approximately $0.1 million for the effect of each of the aforementioned adjustments. Results for the three and nine months ended September 30, 2018 exclude two days of Landair’s operations that occurred between the period ended June 30, 2018 and our acquisition on July 3, 2018, but this effect is immaterial.

For the three and nine months ended September 30, 2017, the pro forma results include an immaterial amount of adjustments to conform Landair to the accounting policies of the Company related to operations and maintenance and insurance and claims. Depreciation and amortization increased by approximately $0.6 million and $1.7 million for the quarter and nine months, respectively, due to the amortization of intangible assets as detailed in Note 13, partially offset by a net decrease resulting from the depreciation of property, plant, and equipment using useful lives consistent with those utilized by the Company. Interest expense, net increased $1.0 million and $3.0 million for the quarter and nine months, respectively, as a result of the financing obtained by the Company to fund the Landair acquisition. Income tax expense was adjusted by an immaterial amount for the effect of each of the aforementioned adjustments.

The pro forma adjustments have been made solely for informational purposes. The actual results reported by the consolidated company in periods following the acquisition may differ significantly from that reflected in the unaudited pro forma consolidated results of operations for a number of reasons, including but not limited to cost savings from operating efficiencies, synergies and the impact of the incremental costs incurred in integrating the two companies. As a result, the unaudited pro forma consolidated results of operations are not intended to represent and does not purport to be indicative of what the combined company’s results of operations would have been had the acquisition been completed on the applicable dates of this unaudited pro forma consolidated results of operations. In addition, the unaudited pro forma consolidated results of operations do not purport to project the future results of operations of the consolidated company.

Note 13.  Intangible Assets

Based on the preliminary allocation of the purchase price for Landair, the following amounts have been allocated to identifiable intangible assets along with the respective amortization periods:

(in thousands)	September 30, 2018
	Gross intangible assets	Accumulated amortization	Net intangible assets	Life (months)
Trade name	$4,400	$(73)	$4,327	180
Non-Compete agreement	1,400	(70)	1,330	60
Customer relationships	28,200	(588)	27,612	144
Total	$34,000	$(731)	$33,269

The above intangible assets have a weighted average life of 145 months. The expected amortization of these assets for the next five successive years is as follows:

(In thousands)
2018	$731
2019	2,923
2020	2,923
2021	2,923
2022	2,923
2023	2,783
Thereafter	18,063

Note 14.  Available-for-sale Securities

We have purchased certain investments to meet dual objectives of capital preservation and maintenance of sufficient resources to fund insurance losses. As such, the investments are not held for the purpose of trading. Furthermore, due to the uncertain nature of insurance losses, the investments are not held-to-maturity, and are thus classified as available-for-sale securities. Unrealized holding gains and losses on these investments are excluded from earnings and reported in other comprehensive income until realized. Unrealized holding losses below, which are comprised of ten investments in an unrealized loss position, are not considered other-than-temporary, as both the duration and amount of unrealized losses have been insignificant.

(in thousands)	September 30, 2018
	Amortized cost basis	Gross unrealized losses (less than 12 months)	Fair value
US corporate securities, maturing within one to five years	$396	$(2)	$394
Certificates of deposit, maturing in less than one year	600	(0)	600
Certificates of deposit, maturing within one to five years	500	(1)	499
Total available-for-sale securities	$1,496	$(3)	$1,493

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

Executive Overview

With continued economic growth in the U.S. we are encouraged by the year-over-year improvement in our operating margins for the third quarter of 2018. The main positives in the third quarter were 1) the successful strategic addition of Landair, meeting our stated objective of entering into closer relationships with our customers and getting deeper in the supply chain, 2) improvement in the operating profitability at each of our Truckload segment operating fleets, 3) an approximate 10% increase in average freight revenue per tractor for our Truckload segment, excluding Landair’s truckload operations, versus the same quarter of 2017, and 4) improved year-over-year earnings from our investment in TEL. The main negative in the quarter was the increased Truckload operating costs on a per mile basis, most notably the unfavorable employee wages and casualty insurance claims costs, partially offset by lower net fuel costs and improved net depreciation expense.

Additional items of note for the third quarter of 2018 include the following:

●
Total revenue of $243.3 million, an increase of 36.2% compared with the third quarter of 2017 and freight revenue (which excludes revenue from fuel surcharges) of $214.6 million, an increase of 34.6% compared with the third quarter of 2017;

●
Operating income of $16.2 million, an operating ratio of 93.3%, and an adjusted operating ratio of 92.1%, compared with operating income of $9.0 million, an operating ratio of 94.9%, and an adjusted operating ratio of 94.3% in the third quarter of 2017;

●	Net income of $16.2 million, or $0.63 per diluted share, compared with net income of $4.6 million, or $0.25 per diluted share, in the third quarter of 2017;

●	With available borrowing capacity of $59.9 million under our Credit Facility as of September 30, 2018, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Managed Freight segment’s total revenue increased by 80.9% to $46.3 million, compared to $25.6 million for the third quarter of 2017, and their operating income increased to $4.2 million compared to the 2017 quarter at $2.5 million;

●	Our equity investment in TEL provided $2.1 million of pre-tax earnings compared to $0.8 million in the third quarter of 2017;

●	Since December 31, 2017, aggregate lease-adjusted indebtedness (which includes the present value of off-balance sheet lease obligations), net of cash, increased by $22.2 million to $242.4 million; and

●	Stockholders’ equity at September 30, 2018 was $326.2 million, and tangible book value was $251.8 million, or $13.72 per basic share.

We expect the overall balance of business conditions to remain favorable through the fourth quarter of 2018 and into 2019.  Freight demand has been, and remains, strong across our business units and indications from our holiday peak season customers indicate robust expectations for the fourth quarter.  From a capacity perspective, attracting and retaining highly qualified, over the road professional truck drivers remains our largest challenge.  Low unemployment, alternative careers, and an aging driver population are creating an increasingly competitive environment. In this environment, we continue to work actively with our customers to improve driver compensation, efficiency, and working conditions while providing a high level of service and generating acceptable financial returns.  We intend to continue to allocate our assets where the returns are justified and use our managed freight units to supplement our internal capacity.

Along with the Landair acquisition, we have increased our capital allocation to organically grow our dedicated truckload, transportation management services, and other managed freight solutions. As of September 30, 2018, we had 1,535 tractors from our truckload fleet operating under dedicated contracts, representing 50% of the fleet. This compares to a year ago when only approximately 827 of our tractors, or 32% of our fleet, operated under dedicated contracts. We believe the dedicated contract fleet provides a stronger partnership with our customers as we integrate deeper into their supply chains, offers more consistent and seasonally-manageable freight volumes, reduces earnings volatility of the cyclical freight economy, and provides a favorable drivers’ experience for professional drivers who desire greater consistency.

For the fourth quarter, we will remain a major participant in the holiday peak shipping season and anticipate our consolidated adjusted operating ratio and consolidated adjusted earnings per diluted share to improve compared with the fourth quarter of 2017.  However, due to changes in team versus solo-driver mix, dedicated versus irregular route capacity, and managed freight capacity, as well as the impact of the Landair transaction, we are not offering more specific earnings guidance.

In addition to operating ratio, we use "adjusted operating ratio" as a key measure of profitability.  Adjusted operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures.  Adjusted operating ratio means operating expenses, net of fuel surcharge revenue and amortization of intangibles, expressed as a percentage of revenue, excluding fuel surcharge revenue. We believe the use of adjusted operating ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices. Our Board and management focus on our adjusted operating ratio as an indicator of our performance from period to period. We believe our presentation of adjusted operating ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Although we believe that adjusted operating ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define adjusted operating ratio differently. Because of these limitations, adjusted operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Operating Ratio

Operating Ratio ("OR") For Three and Nine Months Ended September 30, 2017 and 2018, respectively

	Three months ended September 30,				Nine months ended September 30,
GAAP Operating Ratio:	2018(1)(2)	OR %	2017(2)	OR %	2018(1)(2)	OR %	2017(2)	OR %
Total revenue	$243,303		$178,631		$613,187		$501,701
Total operating expenses	227,122	93.3%	169,590	94.9%	576,516	94.0%	488,389	97.3%
Operating income	$16,181		$9,041		$36,671		$13,312

Adjusted Operating Ratio:	2018	Adj. OR %	2017	Adj. OR %	2018	Adj. OR %	2017	Adj. OR %
Total revenue	$243,303		$178,631		$613,187		$501,701
Less: Fuel surcharge revenue:	(28,680)		19,131		(77,466)		56,489
Revenue (excluding fuel surcharge revenue)	214,623		159,500		535,721		445,212

Total operating expenses	227,122		169,590		576,516		488,389
Less: Fuel surcharge revenue	(28,680)		19,131		(77,466)		56,489
Less: Amortization of intangibles(3)	(731)		-		(731)		-
Total operating expenses (net of fuel surcharge revenue)	197,711	92.1%	150,459	94.3%	498,319	93.0%	431,900	97.0%
Operating income	$16,912		$9,041		$37,402		$13,312

(1) Includes impact of adoption of ASU 2014-09. See Note 1. for the related impact to total revenue and operating expenses.
(2) The reported results do not include the results of operations of Landair on and prior to its acquisition by the Company on July 3, 2018 in accordance with the accounting treatment applicable to the transaction.
(3) “Amortization of intangibles” reflects the non-cash amortization expense relating to intangible assets identified in the July 3, 2018 acquisition of Landair.

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

We have two reportable segments, Truckload, which is comprised of our truckload services, and Managed Freight, which provides freight brokerage, logistics, and transportation management services.

The Truckload segment at September 30, 2018 consisted of four operating fleets that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The four operating fleets that comprise our Truckload segment are as follows: (i) Covenant Transport, our historical flagship operation, which provides expedited long haul, dedicated, temperature-controlled, and regional solo-driver service; (ii) SRT, which provides primarily long-haul, regional, and dedicated service; (iii) Star Transportation, Inc., which provides regional solo-driver and dedicated services, primarily in the southeastern United States; and (iv) Landair trucking operations, which provides primarily dedicated service.

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

Our main measures of profitability are operating ratio and adjusted operating ratio, which we define as operating expenses, net of fuel surcharge revenue and amortization of intangibles, divided by total revenue, less fuel surcharge revenue, or freight revenue. See page 28 for the uses and limitations associated with adjusted operating ratio.

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

In addition, our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage service directly and through freight brokerage agents, who are paid a commission for the freight they provide, and transportation management services.  The operations consist of several operating segments, which are aggregated due to similar margins and customers.  Included in Managed Freight are our accounts receivable factoring and warehousing businesses, which do not meet the aggregation criteria, but only account for $3.4 million and $11.7 million of our revenue, respectively, during the nine months ended September 30, 2018.

Revenue Equipment

At September 30, 2018, we operated 3,077 tractors and 6,849 trailers. Of such tractors, 2,417 were owned, 345 were financed under operating leases, and 315 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 5,121 were owned, 570 were financed under operating leases, and 1,158 were financed under capital leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with off-balance sheet operating leases. These leases generally run for a period of three to five years for tractors and five to seven years for trailers.  At September 30, 2018, our fleet had an average tractor age of 2.3 years and an average trailer age of 3.8 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue, where applicable (dollars in thousands):

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Freight revenue	$214,623	$159,500	$535,721	$445,212
Fuel surcharge revenue	28,680	19,131	77,466	56,489
Total revenue	$243,303	$178,631	$613,187	$501,701

For the quarter ended September 30, 2018, total revenue increased $64.7 million, or 36.2%, to $243.3 million from $178.6 million in the 2017 quarter.  Freight revenue increased $55.1 million, or 34.6%, to $214.6 million for the quarter ended September 30, 2018, from $159.5 million in the 2017 quarter, while fuel surcharge revenue increased $9.6 million quarter-over-quarter. The increase in freight revenue resulted from a $34.4 million increase in freight revenues from our Truckload segment, as well as a $20.7 million increase in revenues from our Managed Freight segment.

The $34.4 million increase in Truckload freight revenue relates to a 547 (or 21.6%) average tractor increase and a 6.1% increase in average freight revenue per tractor per week, partially offset by a $2.7 million decrease in intermodal revenues in the 2018 quarter as compared to the 2017 quarter, as we effectively discontinued this consistently unprofitable service offering within our solo-driver refrigerated truckload unit during December 2017.  Of the 547 increased average tractors, 428 were contributed by the Landair acquisition, as Landair contributed $18.4 million of freight revenue to consolidated truckload operations in the third quarter of 2018. Average freight revenue per total mile increased by 27.7 cents per mile, or 16.4%, compared to the 2017 quarter and average miles per tractor decreased by 8.9%.  The decline in our utilization is primarily a result of the impact of the Landair operations on the combined truckload division, as well as the 9.6% decrease in the percentage of our fleet comprised of team-driven tractors, offset by a higher average seated tractor percentage. Landair's shorter average length of haul and dedicated contract, solo-driven truck operations generally produce higher revenue per total mile and fewer miles per tractor than our other truckload business units.

For the nine-month period ended September 30, 2018, total revenue increased $111.5 million, or 22.2%, to $613.2 million from $501.7 million in the 2017 period.  Freight revenue increased $90.5 million, or 20.3%, to $535.7 million for the nine months ended September 30, 2018, from $445.2 million in the 2017 period, while fuel surcharge revenue increased $21.0 million period-over-period. The increase in freight revenue resulted from a $55.0 million increase in freight revenues from our Truckload segment, as well as a $35.5 million increase in revenue from our Managed Freight segment.

The $55.0 million increase in Truckload freight revenue relates to a 192 (or 7.5%) average tractor increase and an 8.9% increase in average freight revenue per tractor resulting from the aforementioned contribution of the Landair acquisition, an increase in average rate per total mile of 22.8 cents, and was partially offset by a $9.2 million decrease in freight revenue from the aforementioned discontinuation of our intermodal service offering, compared to the same 2017 period. Average freight revenue per total mile increased by 22.8 cents per mile compared to the 2017 period and average miles per tractor decreased by 4.4%. The decline in our utilization is primarily a result of the impact of the Landair operations on the combined truckload division, a lower average seated tractor percentage, as well as the 11.1% decrease in the percentage of our fleet comprised of team-driven tractors, to an average of 884 for the nine-month period ended September 30, 2018 compared to an average of 994 teams during the same 2017 period.

Managed Freight revenue increased $20.7 million quarter-over-quarter and $35.5 million for the nine-month period, as a result of $20.4 million in freight revenue contributed by Landair’s managed freight operations during the third quarter of 2018, in addition to growth with existing customers and certain internal strategic growth initiatives, compared with the same 2017 periods.

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

Salaries, wages, and related expenses

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Salaries, wages, and related expenses	$86,249	$60,732	$211,621	$178,639
% of total revenue	35.4%	34.0%	34.5%	35.6%
% of freight revenue	40.2%	38.1%	39.5%	40.1%

Salaries, wages, and related expenses increased approximately $25.7 million, or 42.0%, for the three months ended September 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, salaries, wages, and related expenses increased to 35.4% of total revenue for the three months ended September 30, 2018, from 34.0% in the same quarter in 2017.  As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.2% of freight revenue for the three months ended September 30, 2018, from 38.1% in the same quarter in 2017.

For the nine months ended September 30, 2018, salaries, wages, and related expenses increased approximately $33.0 million, or 18.5%, compared with the same period in 2017.  As a percentage of total revenue, salaries, wages, and related expenses decreased to 34.5% of total revenue for the nine months ended September 30, 2018, from 35.6% for the nine months ended September 30, 2017.  As a percentage of freight revenue, salaries, wages, and related expenses decreased to 39.5% of freight revenue for the nine months ended September 30, 2018, from 40.1% in the same period in 2017.

The increases for the three-month period in salaries, wages, and related expenses are primarily the result of increased driver and non-driver headcount due to the Landair acquisition, which contributed $16.6 million of salaries, wages, and related expenses during the third quarter of 2018. Additionally, employee pay adjustments beginning in the third quarter of 2017 contributed to the overall increase and were partially offset by a lower percentage of our fleet comprised of team-driven tractors.

While salaries, wages, and related expenses increased approximately $33.0 million for the nine-month period as a result of both employee pay adjustments beginning in the third quarter of 2017 and increased headcount due to the Landair acquisition, it decreased as a percentage of total and freight revenue as a result of a lower percentage of our fleet comprised of team-driven tractors. Additionally, workers’ compensation decreased 0.4 cents per mile compared to the same 2017 period.

When compared to periods prior to the Landair acquisition, we expect salaries, wages, and related expenses will be higher as a result of increased headcount due to the Landair acquisition. We believe salaries, wages, and related expenses will also increase going forward as a result of a tight driver market, which continues to offer significant challenges, wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to maintain or reduce the number of unseated tractors in our fleet in a tight market for drivers. Additionally, as freight market rates continue to increase, we would expect to, as we have historically, pass a portion of those rate increases on to our professional drivers.  Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total fuel expense	$33,428	$25,998	$89,817	$76,310
% of total revenue	13.7%	14.6%	14.6%	15.2%

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

The rate of fuel price changes also can have an impact on results.  Most fuel surcharges are based on the average fuel price as published by the Department of Energy ("DOE") for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index.  Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel.  In periods of declining prices, the opposite is true.  Ultra-low-sulfur diesel prices as measured by the DOE averaged approximately $0.61 per gallon and $0.53 per gallon higher, respectively, for the quarter and nine-month period ended September 30, 2018 compared with the same 2017 quarter and period.

Additionally, $0.6 million and $1.3 million, respectively, were reclassified from accumulated other comprehensive income into our results of operations as a reduction to fuel expense for the three and nine months ended September 30, 2018, related to gains on fuel hedge contracts that expired. At September 30, 2018, all the fuel hedge contracts were deemed to be effective and thus continue to qualify as cash flow hedges. To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors and other third parties which is included in purchased transportation) from our fuel expense.  The result is referred to as net fuel expense.  Our net fuel expense as a percentage of freight revenue is affected by the cost of diesel fuel net of fuel surcharge revenue, the percentage of miles driven by company tractors, our fuel economy, our percentage of deadhead miles, for which we do not receive material fuel surcharge revenues, and the net impact of fuel hedging gains and losses.  Net fuel expense is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total fuel surcharge	$28,680	$19,131	$77,466	$56,489
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	3,388	2,002	9,214	5,586
Company fuel surcharge revenue	$25,292	$17,129	$68,252	$50,903
Total fuel expense	$33,428	$25,998	$89,817	$76,310
Less: Company fuel surcharge revenue	25,292	17,129	68,252	50,903
Net fuel expense	$8,136	$8,869	$21,565	$25,407
% of freight revenue	3.8%	5.6%	4.0%	5.7%

Total fuel expense increased approximately $7.4 million, or 28.6%, for the three months ended September 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, total fuel expense decreased to 13.7% of total revenue for the three months ended September 30, 2018, from 14.6% in the same quarter in 2017. As a percentage of freight revenue, total fuel expense decreased to 15.6% of freight revenue for the three months ended September 30, 2018, from 16.3% in the same quarter in 2017.

For the nine months ended September 30, 2018, total fuel expense increased approximately $13.5 million, or 17.7%, compared with the same period in 2017.  As a percentage of total revenue, total fuel expense decreased to 14.6% of total revenue for the nine months ended September 30, 2018, from 15.2% in the 2017 period.  As a percentage of freight revenue, total fuel expense decreased to 16.8% of freight revenue for the nine months ended September 30, 2018, from 17.1% in the 2017 period.

These changes in total fuel expense for the quarter and nine-month period ended September 30, 2018 are primarily due to the 10.8% increase in total miles for the quarter, mostly due to the Landair acquisition, as well as changes in the average price per gallon of ultra-low-sulfur diesel as measured by the DOE compared with the same periods in 2017, partially offset by the aforementioned diesel fuel hedge gains of $0.6 million and $1.3 million for the quarter and nine-month periods, respectively, compared to losses of $1.0 million and $3.7 million in those respective 2017 periods.

Net fuel expense decreased $0.7 million, or 8.3%, and $3.8 million, or 15.1%, respectively, for the quarter and nine months ended September 30, 2018, as compared to the same 2017 quarter and period.  As a percentage of freight revenue, net fuel expense decreased to 3.8% and 4.0%, respectively, for the quarter and nine months ended September 30, 2018, as compared to the same 2017 quarter and period.  The change in net fuel expense is primarily due to brokering less freight and the tiered reimbursement structure of certain fuel surcharge agreements, as well as the aforementioned gains on fuel hedging transactions. These decreases were partially offset by a greater percentage of miles driven by independent contractors, where we pay a rate that reflects then-existing fuel prices and we do not have the natural hedge created by fuel surcharge.

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

Given recent historical lows, we would expect diesel fuel prices to increase over the next few years. We are continuing our efforts to increase our ability to recover fuel surcharges under our customer contracts for fuel used in refrigeration units. If these efforts are successful, it could give rise to an increase in fuel surcharges recovered and a corresponding decrease in net fuel expense. Also, due to hedging contracts being locked in at a fixed rate on a portion of the fuel gallons we expect to use in 2018, we expect net fuel expense to decline in the fourth quarter of 2018 if fuel prices remain flat or increase. We do not currently have fuel hedging contracts for periods beyond 2018.

Operations and maintenance

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operations and maintenance	$16,457	$13,046	$40,783	$37,504
% of total revenue	6.8%	7.3%	6.7%	7.5%
% of freight revenue	7.7%	8.2%	7.6%	8.4%

Operations and maintenance increased approximately $3.4 million, or 26.1%, for the three months ended September 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, operations and maintenance decreased to 6.8% of total revenue for the three months ended September 30, 2018, from 7.3% in the same quarter in 2017.  As a percentage of freight revenue, operations and maintenance decreased to 7.7% of freight revenue for the three months ended September 30, 2018, from 8.2% in the same quarter in 2017.

For the nine months ended September 30, 2018, operations and maintenance increased $3.3 million, or 8.7%, compared with the same period in 2017.  As a percentage of total revenue, operations and maintenance decreased to 6.7% of total revenue for the nine months ended September 30, 2018, from 7.5% in the same period in 2017.  As a percentage of freight revenue, operations and maintenance decreased to 7.6% of freight revenue for the nine months ended September 30, 2018, from 8.4% in the same period in 2017.

The changes for the quarter and nine-month period were primarily the result of the addition of the Landair business and its comparatively older tractor fleet, as well as unloading and other operational costs associated with our increase in dedicated freight that was added since the first quarter of 2017, partially offset by extending the trade cycle of our tractors in the second half of 2017 that reduced trade preparation costs.

Going forward, we believe this category will fluctuate based on several factors, including our continued ability to maintain a relatively young fleet, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models, but is expected to increase in the near term when compared to the first half of 2018.

Revenue equipment rentals and purchased transportation

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue equipment rentals and purchased transportation	$47,445	$36,361	$115,525	$90,719
% of total revenue	19.5%	20.4%	18.8%	18.1%
% of freight revenue	22.1%	22.8%	21.6%	20.4%

Revenue equipment rentals and purchased transportation increased approximately $11.1 million, or 30.5%, for the three months ended September 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, revenue equipment rentals and purchased transportation decreased to 19.5% of total revenue for the three months ended September 30, 2018, from 20.4% in the same quarter in 2017.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation decreased to 22.1% of freight revenue for the three months ended September 30, 2018, from 22.8% in the same quarter in 2017.

For the nine months ended September 30, 2018, revenue equipment rentals and purchased transportation increased approximately $24.8 million, or 27.3%, compared with the same period in 2017.  As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 18.8% of total revenue for the nine months ended September 30, 2018, from 18.1% in the same period in 2017.  As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 21.6% of freight revenue for the nine months ended September 30, 2018, from 20.4% in the same period in 2017.

The changes for the three and nine months ended September 30, 2018 were primarily the result of the acquisition of Landair’s managed freight business, which added to overall purchased transportation cost but is less reliant on purchased transportation to generate revenue, compared to our existing brokerage and logistics services. Additionally, we experienced increases due to a more competitive market for sourcing third-party capacity in our existing Managed Freight segment, as well as an increase in our number of independent contractors, partially offset by the late 2017 discontinuation of our temperature-controlled intermodal service offering. We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through financed purchases or capital leases rather than operating leases, particularly as we transition Landair from operating leases to owned equipment. As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation, as we expect to continue to grow our Managed Freight segment, as well as a result of reduced capacity.

In addition, if fuel prices continue to increase, it would result in a further increase in what we pay third party carriers and independent contractors.  However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors and handled by Managed Freight, the percentage of our fleet financed with operating leases, and the cost to obtain third party transportation services, as well as the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors.  If capacity remains tight, we believe we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which would increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue. Further, we exited the temperature-controlled intermodal business in the fourth quarter of 2017 in order to focus on our objective to continue improvements at SRT. As a result, we expect purchased transportation costs at SRT to decrease in the fourth quarter of 2018, which could partially offset any increase in consolidated purchased transportation, and to be relatively consistent thereafter.

Operating taxes and licenses

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating taxes and licenses	$3,377	$2,364	$8,649	$7,197
% of total revenue	1.4%	1.3%	1.4%	1.4%
% of freight revenue	1.6%	1.5%	1.6%	1.6%

For the periods presented, the change in operating taxes and licenses was not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Insurance and claims	$12,675	$7,681	$31,269	$24,313
% of total revenue	5.2%	4.3%	5.1%	4.8%
% of freight revenue	5.9%	4.8%	5.8%	5.5%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims increased approximately $5.0 million, or 65.0%, for the three months ended September 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, insurance and claims increased to 5.2% of total revenue for the three months ended September 30, 2018, from 4.3% in the same quarter of 2017.  As a percentage of freight revenue, insurance and claims increased to 5.9% of freight revenue for the three months ended September 30, 2018, from 4.8% in the same quarter in 2017.  Insurance and claims cost per mile increased to 14.5 cents per mile in the third quarter of 2018 from 9.8 cents per mile in the third quarter of 2017.

For the nine months ended September 30, 2018, insurance and claims increased approximately $7.0 million, or 28.6%, compared with the same period in 2017.  As a percentage of total revenue, insurance and claims increased to 5.1% of total revenue for the nine months ended September 30, 2018, from 4.8% in the same period in 2017.  As a percentage of freight revenue, insurance and claims increased to 5.8% of freight revenue for the nine months ended September 30, 2018, from 5.5% in the same period in 2017.  Insurance and claims cost per mile increased to 13.0 cents per mile in the nine months ended September 30, 2018 from 10.5 cents per mile in the same 2017 period.

These increases primarily related to an increase in accidents with third-party injuries and adverse development on prior claims during the first nine months of 2018, as well as an increase in non-chargeable accidents per million miles, as measured by the U.S. Department of Transportation, while chargeable accidents remained relatively flat compared to the same 2017 period.

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

We have accrued a reserve totaling $6.8 million in connection with a judgment that was rendered against us based on a 2008 cargo claim.  We recorded an additional $0.9 million of expense in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of our previous appeal.  On September 25, 2018, the Sixth Circuit Court of Appeals ruled in favor of the plaintiff and against SRT.  While considering its further appeal to the U.S. Supreme Court, SRT will likely pay this claim, related accrued interest and legal fees within the next six months.

Communications and utilities

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Communications and utilities	$1,810	$1,747	$5,216	$5,081
% of total revenue	0.7%	1.0%	0.9%	1.0%
% of freight revenue	0.8%	1.1%	1.0%	1.1%

For the periods presented, the change in communications and utilities was not significant as either a percentage of total revenue or freight revenue. This expense category should remain relatively consistent from period to period, as it is comprised mostly of fixed costs related to maintaining our infrastructure and is largely unaffected by changes in rates and other variable factors.

General supplies and expenses

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
General supplies and expenses	$6,391	$3,729	$16,833	$10,919
% of total revenue	2.6%	2.1%	2.7%	2.2%
% of freight revenue	3.0%	2.3%	3.1%	2.5%

General supplies and expenses increased approximately $2.6 million, or 71.4%, for the three months ended September 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, general supplies and expenses increased to 2.6% of total revenue for the three months ended September 30, 2018, from 2.1% in the same quarter in 2017.  As a percentage of freight revenue, general supplies and expenses increased to 3.0% of freight revenue for the three months ended September 30, 2018, from 2.3% in the same quarter in 2017.

For the nine months ended September 30, 2018, general supplies and expenses increased approximately $5.9 million, or 54.2%, compared with the same period in 2017.  As a percentage of total revenue, general supplies and expenses increased to 2.7% of total revenue for the nine months ended September 30, 2018, from 2.2% in the same period in 2017.  As a percentage of freight revenue, general supplies and expenses increased to 3.1% of freight revenue for the nine months ended September 30, 2018, from 2.5% in the same period in 2017.

These increases are primarily comprised of $1.5 million of legal and professional expenses incurred in the second quarter of 2018 related to our acquisition of Landair, the write-off of approximately $0.3 million of previously capitalized in-process software investment costs that were deemed to be redundant in connection with the Landair acquisition, and costs related to Landair’s ongoing business, which contributed an additional $2.2 million of general supplies and expenses in the third quarter of 2018.

Depreciation and amortization

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Depreciation and amortization	$19,290	$17,932	$56,803	$57,707
% of total revenue	7.9%	10.0%	9.3%	11.5%
% of freight revenue	9.0%	11.2%	10.6%	13.0%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets. Depreciation and amortization increased approximately $1.4 million, or 7.6%, for the three months ended September 30, 2018, compared with the same quarter in 2017. As a percentage of total revenue, depreciation and amortization decreased to 7.9% of total revenue for the three months ended September 30, 2018, from 10.0% in the same quarter in 2017.  As a percentage of freight revenue, depreciation and amortization decreased to 9.0% of freight revenue for the three months ended September 30, 2018, from 11.2% in the same quarter in 2017.

For the nine months ended September 30, 2018, depreciation and amortization decreased approximately $0.9 million, or 1.6%, compared with the same period in 2017. As a percentage of total revenue, depreciation and amortization decreased to 9.3% of total revenue for the nine months ended September 30, 2018, from 11.5% in the same period in 2017.  As a percentage of freight revenue, depreciation and amortization decreased to 10.6% of freight revenue for the nine months ended September 30, 2018, from 13.0% in the same period in 2017.

Excluding gains and losses, depreciation increased approximately $2.3 million and $1.9 million, respectively, for the quarter and nine-month period ended September 30, 2018, primarily due to increased tractor and trailer counts from the Landair acquisition. Gains and losses on the sale of property and equipment totaled $0.3 million of gains and $0.4 million of losses in the quarter and nine-month periods ended September 30, 2018, respectively, compared to losses of $0.7 million and $3.2 million in the quarter and nine-month periods ended September 30, 2017, respectively. The improvement in consolidated gain/loss on disposition resulted from a strengthening market for used tractors and trailers. We expect the impact on our earnings from depreciation and amortization to remain relatively even going forward, aside from the impact of the additional revenue equipment from Landair. However, if the used tractor market were to decline, we could have to adjust residual values and increase depreciation or experience increased losses on sale. Amortization increased approximately $0.7 million for the quarter and nine-month period ended September 30, 2018, due to the addition of intangible assets related to the Landair acquisition.

Interest expense, net

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest expense, net	$2,460	$2,174	$6,360	$6,216
% of total revenue	1.0%	1.2%	1.0%	1.2%
% of freight revenue	1.1%	1.3%	1.2%	1.4%

For the periods presented, the change in interest expense, net was not significant as either a percentage of total revenue or freight revenue. This line item will fluctuate based on our decision with respect to purchasing revenue equipment with balance sheet debt versus operating leases as well as our ability to continue to generate profitable results and reduce our leverage. We expect interest expense, net to increase in the fourth quarter of 2018 due to increased debt associated with the Landair acquisition.

Income from equity method investment

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income from equity method investment	$2,142	$750	$5,407	$2,575

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL’s net income for the three and nine months ended September 30, 2018. The increase in TEL’s contributions is primarily due to growth in TEL’s lease offerings, as well as improvements in the used tractor market compared to the same 2017 periods. We expect the impact on our earnings resulting from our investment in TEL to continue to improve year-over-year for the remainder of 2018.

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income tax expense	$4,249	$2,985	$9,716	$3,530
% of total revenue	1.7%	1.7%	1.6%	0.7%
% of freight revenue	2.0%	1.9%	1.8%	0.8%

Income tax expense increased approximately $1.3 million, or 42.3%, for the three months ended September 30, 2018, compared with the same quarter in 2017.  As a percentage of total revenue, income tax expense remained relatively flat at 1.7% of total revenue for the three months ended September 30, 2018 and September 30, 2017, respectively.  As a percentage of freight revenue, income tax expense increased to 2.0% of freight revenue for the three months ended September 30, 2018, from 1.9% in the same quarter in 2017.

For the nine months ended September 30, 2018, income tax expense increased approximately $6.2 million, or 175.2%, compared with the same period in 2017.  As a percentage of total revenue, income tax expense increased to 1.6% of total revenue for the nine months ended September 30, 2018, from 0.7% in the same period in 2017.  As a percentage of freight revenue, income tax expense increased to 1.8% of freight revenue for the nine months ended September 30, 2018, from 0.8% in the same period in 2017.

These increases were primarily related to the $8.2 million and $26.0 million increases in the pre-tax income in the three- and nine-month periods ended September 30, 2018, respectively, compared to the same 2017 periods, resulting from the improvements in operating income and contribution from TEL’s earnings noted above, partially offset by a lower tax rate due to the Tax Cuts and Jobs Act of 2017.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates.  We are currently estimating our 2018 effective income tax rate to be 26.0%.

RESULTS OF SEGMENT OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

The following table summarizes financial and operating data by reportable segment:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total Revenues:
Truckload	$197,053	$153,066	$522,312	$446,322
Managed Freight	46,250	25,565	90,875	55,379
Total	$243,303	$178,631	$613,187	$501,701

Operating Income:
Truckload	$11,960	$6,573	$29,055	$7,812
Managed Freight	4,221	2,468	7,616	5,500
Total	$16,181	$9,041	$36,671	$13,312

For the 2018 quarter Truckload total revenue increased $44.0 million due to a $34.4 million increase in freight revenue, as well as a $9.6 million increase in fuel surcharge revenue. The increase in freight revenue is the result of a 547 (or 21.6%) average tractor increase, primarily from the Landair acquisition, increased freight revenue per total mile of 27.7 cents per mile compared to the 2017 quarter, partially offset by an 8.9% decrease in average miles per tractor and a $0.7 million decrease in freight revenue from our temperature-controlled intermodal service, as a result of discontinuing this service offering during December 2017.

For the nine months ended September 30, 2018, Truckload total revenue increased $76.0 million due to a $55.0 million increase in freight revenue, as well as a $21.0 million increase in fuel surcharge revenue. The increase in freight revenue primarily relates to the aforementioned increase in average tractors from the Landair acquisition, as well as an 8.9% increase in average freight revenue per tractor per week from the 2017 period, partially offset by a $9.1 million decrease in freight revenue from our discontinued refrigerated intermodal service offering.  Team driven units decreased approximately 11.1% to an average of 884 for the nine-month period ended September 30, 2018 compared to an average of 994 teams during the same 2017 period.

Our Truckload operating income for the three and nine months ended September 30, 2018 was $5.4 million and $21.2 million higher than the same 2017 periods, respectively, due to the abovementioned increases in revenue and contributions from Landair, partially offset by an increase in operating costs per mile, net of fuel surcharge revenue, primarily related to increased salaries and driver compensation, as well as increased insurance and claims cost.

Managed Freight total revenue and operating income increased $20.7 million and $1.8 million quarter-over-quarter, respectively, and increased $35.5 million and $2.1 million period-over-period, respectively.  The revenue increases are primarily as a result of the acquisition of Landair’s Managed Freight business, growth with existing customers, and certain internal strategic growth initiatives, while operating income is partially offset by a more competitive market for sourcing third-party capacity, which increased our costs.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term.  Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, capital leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment.  Going forward, we expect revenue equipment acquisitions through purchases and capital leases to increase as a percentage of our fleet as we decrease our use of operating leases.  Further, we expect to increase our capital allocation toward dedicated, transportation management services, and other managed freight solutions to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $64.1 million and $81.1 million at September 30, 2018 and December 31, 2017, respectively. Based on our expected financial condition, results of operations, net capital expenditures, sources of financing, and net cash flows during the next twelve months, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund most new tractors expected to be delivered in 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, capital leases, and/or from the Credit Facility.  With a relatively young average fleet age at September 30, 2018, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. As of September 30, 2018, there were undrawn letters of credit outstanding of approximately $35.1 million, available borrowing capacity was $59.9 million, and $6.2 million in outstanding borrowings under the Credit Facility. Our intra-period borrowings on the Credit Facility ranged from zero to approximately $21.6 million during the first nine months of 2018.  Fluctuations in the outstanding balance and related availability on the Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. As a result of the Landair acquisition, our working capital subsequent to June 30, 2018 was reduced by approximately $45.5 million as the result of using cash on hand to fund a portion of the purchase. We also borrowed approximately $53.0 million to fund the remainder of the purchase price, and while we have experienced and expect favorable cash flows from operations, when compared to 2017, we expect our leverage at December 31, 2018 to approximate December 31, 2017.

Cash Flows

Net cash flows provided by operating activities increased $38.9 million in the nine-month period ended September 30, 2018 than in the 2017 period, primarily due to an increase in net income of $19.9 million, partially offset by a decrease in deferred income tax expense, fluctuations in cash flows from accounts payable and accrued expenses, as well as fluctuations in receivables and driver advances, resulting from a strong freight economy and increased fuel cost and related surcharges.  The fluctuations in cash flows from accounts payable and accrued expenses primarily related to timing and amount of payments on our trade accounts in the 2018 period compared to the 2017 period, incentive compensation, as well as transaction costs related to our acquisition of Landair.

Net cash flows used in investing activities was $102.8 million in the 2018 period, compared to $57.2 million in the 2017 period.  The change in net cash flows used in investing activities was primarily the result of our acquisition of Landair, as well as the timing of our trade cycle whereby we took delivery of approximately 525 new company tractors and disposed of approximately 611 used tractors, compared to delivery and disposal of 605 and 343 tractors, respectively, in the same 2017 period. The trade cycle timing is partially the result of an improved used tractor market and new equipment not being delivered as fast in 2018 as 2017, due to an increase in demand for new tractors. Our current tractor fleet plan for full-year 2018 includes the delivery of approximately 930 new company tractors, and the disposal of approximately 812 used tractors. We expect net capital expenditures to increase in 2019 compared to 2018, primarily due to anticipated upgrades to Landair’s revenue equipment.

Net cash flows provided by financing activities was $5.4 million in the 2018 period, compared to net cash flows used in financing activities of $5.1 million in the 2017 period. The change in net cash flows used in financing activities was primarily a function of reduced net borrowings, primarily as a result of the trade cycle of our revenue equipment, whereby we have taken delivery of fewer new company tractors and disposed of more used tractors in the 2018 period, compared to the 2017 period.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  As of September 30, 2018, there were undrawn letters of credit outstanding of approximately $35.1 million, available borrowing capacity was $59.9 million, and $6.2 million in outstanding borrowings under the Credit Facility. The interest rate on outstanding borrowings under the Credit Facility as of September 30, 2018, was 5.8% on $6.2 million of base rate loans, and there were no outstanding LIBOR loans. Based on availability as of September 30, 2018 and December 31, 2017, there was no fixed charge coverage requirement.

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

Capital lease obligations are utilized to finance a portion of our revenue equipment and are entered into with certain finance companies who are not parties to our Credit Facility.  The leases in effect at September 30, 2018 terminate in October 2018 through September 2023 and contain guarantees of the residual value of the related equipment by us. As such, the residual guarantees are included in the related debt balance as a balloon payment at the end of the related term as well as included in the future minimum capital lease payments. These lease agreements require us to pay personal property taxes, maintenance, and operating expenses. As of September 30, 2018, our total capital lease obligations were $39.0 million, compared to $24.7 million as of December 31, 2017. The increase included financing previously unencumbered equipment to fund a portion of the Landair acquisition.

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from October 2018 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $133.0 million are cross-defaulted with the Credit Facility. Additionally, the abovementioned fuel hedge contracts totaling $0.9 million at September 30, 2018, are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered for the remainder of 2018, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, capital leases, and/or from the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Operating leases have been an important source of financing for our revenue equipment and certain real estate.  At September 30, 2018, we had financed 345 tractors and 570 trailers under operating leases.  Vehicles held under operating leases are not carried on our condensed consolidated balance sheets, and operating lease payments in respect of such vehicles are reflected in our condensed consolidated statements of operations in the line item "Revenue equipment rentals and purchased transportation."  Our revenue equipment rental expense was approximately $3.9 million in the third quarter of 2018, compared to $2.7 million in the same 2017 quarter. The total value of remaining payments under operating leases as of September 30, 2018 was approximately $25.7 million. In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value.  The undiscounted value of the residual guarantees was approximately $2.0 million at September 30, 2018. The residual guarantees at September 30, 2018 expire between October 2018 and February 2019.  The discounted present value of the total remaining lease payments and residual value guarantees were approximately $26.4 million as of September 30, 2018.  We expect our residual guarantees to approximate the market value at the end of the lease term. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases.

CONTRACTUAL OBLIGATIONS

During the three and nine months ended September 30, 2018, there were no material changes in our commitments or contractual liabilities, excluding the aforementioned increase in debt and capital leases used to partially finance the Landair acquisition. See Note 7 for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our most critical accounting policies and estimates during the three months ended September 30, 2018, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2017 Annual Report on Form 10-K, other than the adoption of ASU 2014-09, as discussed in Note 1.

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

A one dollar increase or decrease in diesel per gallon would have an approximately $0.2 million impact to our annual net income due to our fuel surcharge recovery and existing fuel hedge contracts. This sensitivity analysis considers that we expect to purchase approximately 11.0 million gallons of diesel during the remainder of 2018, on which we recover approximately 85.0% of the cost (which was our fuel surcharge recovery rate during the year-to-date period ended September 30, 2018). Assuming our fuel surcharge recovery is consistent during the remainder of 2018, this leaves 1.7 million gallons that are not covered by the natural hedge created by our fuel surcharges.  Because we have hedged a portion of our fuel, we will not realize the impact of changes in fuel prices to the same extent as we would have had we not entered into our hedge contracts.

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters as described in Note 7. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035.  In 2016 and 2017, we also entered into several interest rate swaps, which were designated to hedge against the variability in future interest rate payments associated with the purchase of certain trailers.  Because the critical terms of the swaps and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at September 30, 2018, of approximately $1.2 million, is included in other short and long-term assets in the condensed consolidated balance sheet and is included in accumulated other comprehensive income, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three months ended September 30, 2018, related to changes in interest rates during such period. Based on the amounts in accumulated other comprehensive income as of September 30, 2018, we expect to reclassify gains of approximately $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $235.6 million of debt and capital leases, we had $40.2 million of variable rate debt outstanding at September 30, 2018, including our Credit Facility, a real-estate note, and certain equipment notes, of which the real-estate note of $25.1 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $9.0 million were hedged to provide a weighted average interest rate of 2.9%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR.  Due to our interest rate swaps, at our September 30, 2018 level of borrowing, a 1% increase in our applicable rate would not affect annual net income. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

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

Based on their evaluation as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

We acquired Landair on July 3, 2018. Landair’s total assets and total revenues represented approximately 16.2% and 17.1%, respectively, of the related consolidated financial statements as of and for the period ended September 30, 2018. As the acquisition occurred in July 2018 and Landair was previously not subject to SOX 404 requirements, we anticipate that our management's annual report on our internal control over financial reporting and our independent registered public accounting firm's attestation report on the effectiveness of our internal control over financial reporting for fiscal year ended December 31, 2018, will exclude Landair's internal controls over financial reporting. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

Except as described above for the acquisition of Landair, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting

We have confidence in our internal controls and procedures.  Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all internal controls systems, no evaluation of controls can provide absolute assurance that all our controls issues and instances of fraud, if any, have been detected.

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

On May 8, 2017, the U.S. District Court for the Southern District of Ohio issued a pre-trial decision against our Southern Refrigerated Transport, Inc. ("SRT") subsidiary relating to a cargo claim incurred in 2008. The court had previously ruled in favor of the plaintiff in 2014, and the prior decision was reversed in part by the Sixth Circuit Court of Appeals and remanded for further proceedings in 2015.  As a result of this decision, we increased the reserve in respect of this case by $0.9 million in the first quarter of 2017 in order to accrue additional legal fees and pre-judgment interest since the time of the previously noted appeal.  On September 25, 2018, the Sixth Circuit Court of Appeals ruled in favor of the plaintiff and against SRT.  While considering its further appeal to the U.S. Supreme Court, SRT will likely pay this claim, related accrued interest and legal fees totaling approximately $6.8 million within the next six months.

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

Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not reasonably possible to have a materially adverse effect on our consolidated financial statements.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2018, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Reference	Description
2.1	#*	Stock Purchase Agreement, dated July 3, 2018, by and among Landair Holdings, Inc., the Stockholders of Landair Holdings, Inc. and Covenant Transportation Group, Inc.
3.1	(1)	Amended and Restated Articles of Incorporation
3.2	(2)	Second Amended and Restated Bylaws
4.1	(1)	Amended and Restated Articles of Incorporation
4.2	(2)	Second Amended and Restated Bylaws
10.1	#
Sixteenth Amendment to Third Amended and Restated Credit Agreement, dated effective as of July 3, 2018, among Covenant Transportation Group, Inc., Covenant Transport, Inc., CTG Leasing Company, Covenant Asset Management, LLC, Southern Refrigerated Transport, Inc., Covenant Transport Solutions, LLC, Star Transportation, Inc., Covenant Logistics, Inc., Driven Analytic Solutions, LLC, Transport Management Services, LLC, Landair Holdings, Inc., Landair Transport, Inc., Landair Logistics, Inc., Landair Leasing, Inc., Bank of America, N.A., and JPMorgan Chase Bank, N.A.

31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K, filed May 29, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, filed May 13, 2011.
#	Filed herewith.
##	Furnished herewith.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: November 9, 2018	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer