Form 10-Q
period 2019-03-31
COVENANT TRANSPORTATION GROUP INC
filed 2019-05-10
CIK 928658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$0.01 Par Value Class A common stock	CVTI	The NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 2018).

Class A Common Stock, $.01 par value: 16,018,513 shares
Class B Common Stock, $.01 par value: 2,350,000 shares

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,001	$23,127
Accounts receivable, net of allowance of $1,923 in 2019 and $1,985 in 2018	155,956	151,093
Drivers' advances and other receivables, net of allowance of $634 in 2019 and $626 in 2018	16,861	16,675
Inventory and supplies	4,125	4,067
Prepaid expenses	9,014	11,579
Assets held for sale	7,003	2,559
Income taxes receivable	1,109	1,109
Other short-term assets	976	1,435
Total current assets	226,045	211,644

Property and equipment, at cost	699,724	638,770
Less: accumulated depreciation and amortization	(199,717)	(188,175)
Net property and equipment	500,007	450,595

Goodwill	40,730	41,598
Other intangibles, net	31,807	32,538
Other assets, net	37,485	37,149

Total assets	$836,074	$773,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding in excess of bank balances	$1,633	$1,857
Accounts payable	26,824	22,101
Accrued expenses	33,729	49,503
Current maturities of long-term debt	31,792	28,710
Current portion of finance lease obligations	6,898	5,374
Current portion of operating lease obligations	14,622	-
Current portion of insurance and claims accrual	17,745	19,787
Total current liabilities	133,243	127,332

Long-term debt	198,052	166,635
Long-term portion of finance lease obligations	32,223	35,119
Long-term portion of operating lease obligations	25,541	-
Insurance and claims accrual	18,869	22,193
Deferred income taxes	78,407	77,467
Other long-term liabilities	2,002	1,636
Total liabilities	488,337	430,382
Commitments and contingent liabilities	-	-
Stockholders' equity:
Class A common stock, $.01 par value; 20,000,000 shares authorized; 16,075,810 shares issued and outstanding as of March 31, 2019; and 16,015,708 shares issued and outstanding as of December 31, 2018	172	171
Class B common stock, $.01 par value; 5,000,000 shares authorized; 2,350,000 shares issued and outstanding	24	24
Additional paid-in-capital	142,770	142,177
Accumulated other comprehensive (loss) income	(228)	204
Retained earnings	204,999	200,566
Total stockholders' equity	347,737	343,142
Total liabilities and stockholders' equity	$836,074	$773,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands, except per share data)

	Three months ended March 31, (unaudited)
	2019	2018
Revenues
Freight revenue	$195,761	$150,463
Fuel surcharge revenue	23,420	23,103
Total revenue	$219,181	$173,566

Operating expenses:
Salaries, wages, and related expenses	79,503	60,619
Fuel expense	27,832	27,181
Operations and maintenance	15,174	11,730
Revenue equipment rentals and purchased transportation	48,670	30,691
Operating taxes and licenses	3,183	2,660
Insurance and claims	11,235	8,685
Communications and utilities	1,718	1,741
General supplies and expenses	6,731	4,139
Depreciation and amortization, including gains and losses on disposition of property and equipment	19,709	19,695
Total operating expenses	213,755	167,141
Operating income	5,426	6,425
Interest expense, net	2,446	1,960
Income from equity method investment	(3,035)	(1,490)
Income before income taxes	6,015	5,955
Income tax expense	1,582	1,538
Net income	$4,433	$4,417

Income per share:
Basic and diluted income per share	$0.24	$0.24

Basic weighted average shares outstanding	18,381	18,331

Diluted weighted average shares outstanding	18,533	18,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)

	Three months ended March 31, (unaudited)
	2019	2018

Net income	$4,433	$4,417

Other comprehensive (loss) income:

Unrealized (loss) gain on effective portion of cash flow hedges, net of tax of $(164) and $295 in 2019 and 2018, respectively	(431)	770

Reclassification of cash flow hedge losses into statement of operations, net of tax of $4 and $38 in 2019, and 2018, respectively	(11)	(99)

Unrealized holding gain on investments classified as available-for-sale	10	-

Total other comprehensive (loss) income	(432)	671

Comprehensive income	$4,001	$5,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited and in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Class A	Class B	Capital	(Loss) Income	Earnings	Equity

Balances at December 31, 2017	$171	$24	$137,242	$293	$157,471	$295,201
Net income	-	-	-	-	4,417	4,417
Effect of adoption of ASU 2014-09	-	-	-	-	591	591
Other comprehensive income	-	-	-	671	-	671
Stock-based employee compensation expense	-	-	826	-	-	826
Issuance of restricted shares, net	-	-	(18)	-	-	(18)
Balances at March 31, 2018	$171	$24	$138,050	$964	$162,479	$301,688

Balances at December 31, 2018	$171	$24	$142,177	$204	$200,566	$343,142
Net income	-	-	-	-	4,433	4,433
Other comprehensive income	-	-	-	(432)	-	(432)
Stock-based employee compensation expense	-	-	1,262	-	-	1,262
Issuance of restricted shares, net	1	-	(669)	-	-	(668)
Balances at March 31, 2019	$172	$24	$142,770	$(228)	$204,999	$347,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVENANT TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)

	Three months ended March 31, (unaudited)
	2019	2018
Cash flows from operating activities:
Net income	$4,433	$4,417
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of losses on accounts receivable	(32)	(8)
Reversal of gain on sales to equity method investee	(1)	(160)
Depreciation and amortization	19,851	18,614
Amortization of deferred financing fees	37	37
Deferred income tax expense	442	1,691
Income tax benefit arising from restricted share vesting and stock options exercised	668	4
Stock-based compensation expense	1,262	826
Income from equity method investment	(3,035)	(1,490)
(Gain) Loss on disposition of property and equipment	(143)	1,081
Return on investment in available-for-sale securities	203	-
Changes in operating assets and liabilities:
Receivables and advances	(2,482)	12,995
Prepaid expenses and other assets	2,759	2,327
Inventory and supplies	(58)	(42)
Insurance and claims accrual	(4,537)	650
Accounts payable and accrued expenses	(10,197)	(4,246)
Net cash flows provided by operating activities	9,170	36,696

Cash flows from investing activities:
Acquisition of property and equipment	(37,926)	(32,160)
Proceeds from disposition of property and equipment	4,431	18,429
Net cash flows used by investing activities	(33,495)	(13,731)

Cash flows from financing activities:
Change in checks outstanding in excess of bank balances	(223)	-
Proceeds from issuance of notes payable	19,217	29,674
Repayments of notes payable	(10,469)	(23,784)
Repayments of finance lease obligations	(1,373)	(799)
Proceeds under revolving credit facility	435,995	336,616
Repayments under revolving credit facility	(410,280)	(341,622)
Payment of minimum tax withholdings on stock compensation	(668)	(18)
Debt refinancing costs	-	(17)
Net cash flows provided by financing activities	32,199	50

Net change in cash and cash equivalents	7,874	23,015

Cash and cash equivalents at beginning of period	23,127	15,356
Cash and cash equivalents at end of period	$31,001	$38,371

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018, condensed consolidated balance sheet was derived from our audited balance sheet as of that date. Our operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Recent Accounting Pronouncements

Accounting Standards adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which establishes Topic 842 to replace Topic 840 regarding accounting for leases. Topic 842 requires lessees to recognize a right-of-use asset and a lease liability for most leases on the balance sheet. Leases that were previously described as capital leases are now called finance leases, and operating leases with a term of at least twelve months are now required to be recorded on the balance sheet. We adopted this standard on January 1, 2019 using the modified retrospective approach.

In July 2018, FASB issued ASU 2018-11, which provides an optional transition method allowing application of Topic 842 as of the adoption date and recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with no restatement of comparative prior periods. We have adopted the standard using this optional transition method.

Within Topic 842, FASB has provided a number of practical expedients for applying the new lease standard in relation to leases that commenced prior to the standard's effective date. We have elected the package of practical expedients which allowed us, among other things, to carry forward the operating and capital lease classifications from Topic 840 to the new operating and finance lease classifications under Topic 842.

The adoption of this ASU resulted in the recognition of operating lease assets and liabilities totaling approximately $40.2 million, comprised of $14.6 million of current liabilities and $25.6 million of long-term operating lease obligations.

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

Leases

At the commencement date of a new lease agreement with contractual terms longer than twelve months, we recognize a right-of-use asset and a lease liability and categorize the lease as either finance or operating. Certain lease agreements have lease and nonlease components, and we have elected to account for these components separately.

Right-of-use assets and lease liabilities are initially recorded based on the present value of lease payments over the term of the lease. When the rate implicit in the lease is readily determinable, this rate is used for calculating the present value of remaining lease payments; otherwise, our incremental borrowing rate is used. Right-of-use assets also include prepaid lease expenses and initial direct costs of executing the leases, which are reduced by landlord incentives. Options to extend or terminate a lease agreement are included in or excluded from the lease term, respectively, when those options are reasonably certain to be exercised. Right-of-use assets are tested for impairment in the same manner as long-lived assets.

Right-of-use assets are included in net property and equipment. For finance leases, right-of-use assets are amortized on a straight-line basis over the shorter of the expected useful life or the lease term, and the carrying amount of the lease liability is adjusted to reflect interest expense, which is recorded in interest expense, net. Operating lease right-of-use assets are amortized over the lease term on a straight-line basis, and the lease liability is measured at the present value of the remaining lease payments. Variable lease payments not included in the lease liability for mileage charges on leased revenue equipment are expensed as incurred. Operating lease costs are recognized on a straight-line basis over the term of the lease within operating expenses.

Note 2.	Income Per Share

Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. There were no anti-dilutive shares for the three months ended March 31, 2019. There were no outstanding stock options at March 31, 2019. Income per share is the same for both Class A and Class B shares.

The following table sets forth for the periods indicated the calculation of net income per share included in the condensed consolidated statements of operations:

(in thousands except per share data)	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$4,433	$4,417
Denominator:
Denominator for basic income per share – weighted-average shares	18,381	18,331
Effect of dilutive securities:
Equivalent shares issuable upon conversion of unvested restricted shares	152	75
Denominator for diluted income per share adjusted weighted-average shares and assumed conversions	18,533	18,406

Net income per share:
Basic and diluted income per share	$0.24	$0.24

Note 3.	Segment Information

We have two reportable segments, Truckload, which is comprised of our truckload services, and Managed Freight, which provides freight brokerage and logistics services.

The Truckload segment consists of four service offerings that are aggregated because they have similar economic characteristics and meet the aggregation criteria.  The four service offerings that comprise our Truckload segment are as follows: (i) Expedited, provided primarily by Covenant Transport, Inc., our historical flagship operation; (ii) Dedicated, provided by all of our operating fleets; (iii) Refrigerated, provided primarily through our Southern Refrigerated Transport, Inc. ("SRT") subsidiary; and (iv) over-the-road ("OTR"), provided primarily by our Landair Transport, Inc. subsidiary.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our 2018 Annual Report on Form 10-K. Substantially all intersegment sales prices are market based. We evaluate performance based on operating income of the respective business units.

The following table summarizes our revenue by our two reportable segments, Truckload and Managed Freight, disaggregated to the operating fleet level as used by our chief operating decision maker in making decisions regarding allocation of resources, organized first by reportable segment (i.e. Truckload and Managed Freight) and then by operating fleet for the three months ended March 31, 2019:

(in thousands)	Three Months Ended
	March 31,
	2019	2018
Total Revenues:

Truckload Segment:
Expedited	$62,722	$80,762
Dedicated	79,771	40,379
Refrigerated	25,605	33,407
OTR	4,562	-
Truckload Revenues	172,660	154,548

Managed Freight Segment:
Brokerage	24,307	18,093
Warehouse	8,260	-
TMS	8,370	-
Shuttle & Switching	3,736	-
Factoring	1,848	925
Managed Freight Revenues	46,521	19,018

Total	$219,181	$173,566

Note 4.	Income Taxes

Income tax expense in both 2019 and 2018 varies from the amount computed by applying the federal corporate income tax rates of 21% to income before income taxes, primarily due to state income taxes, net of federal income tax effect, adjusted for permanent differences, the most significant of which is the effect of the per diem pay structure for drivers.  Drivers who meet the requirements to receive per diem receive non-taxable per diem pay in lieu of a portion of their taxable wages.  This per diem program increases our drivers' net pay per mile, after taxes, while decreasing gross pay, before taxes.  As a result, salaries, wages, and related expenses are slightly lower and our effective income tax rate is higher than the statutory rate.  Generally, as pre-tax income increases, the impact of the driver per diem program on our effective tax rate decreases, because aggregate per diem pay becomes smaller in relation to pre-tax income, while in periods where earnings are at or near breakeven the impact of the per diem program on our effective tax rate is significant.  Due to the partially nondeductible effect of per diem pay, our tax rate will fluctuate in future periods based on fluctuations in earnings.

Our liability recorded for uncertain tax positions as of March 31, 2019 has increased by less than $0.1 million since December 31, 2018.

The net deferred tax liability of $78.4 million primarily relates to differences in cumulative book versus tax depreciation of property and equipment, partially off-set by net operating loss carryovers and insurance claims that have been reserved but not paid. The carrying value of our deferred tax assets assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits.  If these estimates and related assumptions change in the future, we may be required to establish a valuation allowance against the carrying value of the deferred tax assets, which would result in additional income tax expense.  On a periodic basis, we assess the need for adjustment of the valuation allowance.  Based on forecasted taxable income resulting from the reversal of deferred tax liabilities, primarily generated by accelerated depreciation for tax purposes in prior periods, and tax planning strategies available to us, a valuation allowance has been established at March 31, 2019, for less than $0.1 million related to certain state net operating loss carry-forwards.  If these estimates and related assumptions change in the future, we may be required to modify our valuation allowance against the carrying value of the deferred tax assets.

Note 5.	Debt

Current and long-term debt consisted of the following at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
Borrowings under Credit Facility	$-	$29,626	$-	$3,911
Revenue equipment installment notes; weighted average interest rate of 3.8% at March 31, 2019, and 3.7% December 31, 2018, due in monthly installments with final maturities at various dates ranging from April 2019 to July 2023, secured by related revenue equipment	30,880	145,049	27,809	139,115

Real estate notes; interest rate of 4.2% at March 31, 2019 and 4.1% at December 31, 2018 due in monthly installments with a fixed maturity at August 2035, secured by related real estate	1,059	23,494	1,048	23,763
Deferred loan costs	(147)	(117)	(147)	(154)
Total debt	31,792	198,052	28,710	166,635
Principal portion of finance lease obligations, secured by related revenue equipment	6,898	32,223	5,374	35,119
Principal portion of operating lease obligations, secured by related revenue equipment	14,622	25,541	-	-
Total debt and lease obligations	$53,312	$255,816	$34,084	$201,754

We and substantially all of our subsidiaries are parties to a Third Amended and Restated Credit Facility (the “Credit Facility”) with Bank of America, N.A., as agent (the "Agent") and JPMorgan Chase Bank, N.A. (together with the Agent, the "Lenders"). The Credit Facility is a $95.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows us to request an increase in the revolving credit facility of up to $50.0 million subject to Lender acceptance of the additional funding commitment.  The Credit Facility includes, within our $95.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $95.0 million and a swing line sub facility in an aggregate amount equal to the greater of $10.0 million or 10% of the Lenders' aggregate commitments under the Credit Facility from time-to-time. The Credit Facility matures in September 2021.

Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans." Base rate loans accrue interest at a base rate equal to the greater of the Agent’s prime rate, the federal funds rate plus 0.5%, or LIBOR plus 1.0%, plus an applicable margin ranging from 0.5% to 1.0%; while LIBOR loans accrue interest at LIBOR, plus an applicable margin ranging from 1.5% to 2.0%. The applicable rates are adjusted quarterly based on average pricing availability. The unused line fee is the product of 0.25% times the average daily amount by which the Lenders' aggregate revolving commitments under the Credit Facility exceed the outstanding principal amount of revolver loans and the aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The obligations under the Credit Facility are guaranteed by us and secured by a pledge of substantially all of our assets, with the notable exclusion of any real estate or revenue equipment pledged under other financing agreements, including revenue equipment installment notes and finance leases.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $95.0 million, minus the sum of the stated amount of all outstanding letters of credit; or (B) the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of (a) 85% of the appraised net orderly liquidation value of eligible revenue equipment, (b) 95% of the net book value of eligible revenue equipment, or (c) 35% of the Lenders' aggregate revolving commitments under the Credit Facility, plus (iii) the lesser of (a) $25.0 million or (b) 75% of the appraised fair market value of eligible real estate, as reduced by a periodic amortization amount.  We had $29.6 million of borrowings outstanding under the Credit Facility as of March 31, 2019, undrawn letters of credit outstanding of approximately $33.4 million, and available borrowing capacity of $32.0 million. The interest rate on outstanding borrowings as of March 31, 2019, was 6.0% on $29.6 million of base rate loans and there were no outstanding LIBOR loans. Based on availability as of March 31, 2019 and 2018, there was no fixed charge coverage requirement.

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

Pricing for the revenue equipment installment notes is quoted by the respective financial affiliates of our primary revenue equipment suppliers and other lenders at the funding of each group of equipment acquired and include fixed annual rates for new equipment under retail installment contracts. The notes included in the funding are due in monthly installments with final maturities at various dates ranging from April 2019 to July 2023. The notes contain certain requirements regarding payment, insuring of collateral, and other matters, but do not have any financial or other material covenants or events of default except certain notes totaling $146.3 million are cross-defaulted with the Credit Facility. Additional borrowings from the financial affiliates of our primary revenue equipment suppliers and other lenders are expected to be available to fund new tractors expected to be delivered in 2020, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of available cash, notes, operating leases, finance leases, and/or from the Credit Facility.

In August 2015, we financed a portion of the purchase of our corporate headquarters, a maintenance facility, and certain surrounding property in Chattanooga, Tennessee by entering into a $28.0 million variable rate note with a third party lender. Concurrently with entering into the note, we entered into an interest rate swap to effectively fix the related interest rate to 4.2%.

Note 6.	Stock-Based Compensation

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

The Incentive Plan permits annual awards of shares of our Class A common stock to executives, other key employees, consultants, non-employee directors, and eligible participants under various types of options, restricted stock awards, or other equity instruments. At March 31, 2019, 50,960 of the abovementioned 1,550,000 shares were available for award under the Incentive Plan. No participant in the Incentive Plan may receive awards of any type of equity instruments in any calendar year that relates to more than 200,000 shares of our Class A common stock. No awards may be made under the Incentive Plan after March 31, 2023. To the extent available, we have issued treasury stock to satisfy all share-based incentive plans.

Included in salaries, wages, and related expenses within the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, is stock-based compensation expense of approximately $1.3 million and $0.8 million, respectively. All stock compensation expense recorded in 2019 and 2018 relates to restricted shares, as no unvested options were outstanding during these periods.

The Incentive Plan allows participants to pay the federal and state minimum statutory tax withholding requirements related to awards that vest or allows participants to deliver to us shares of Class A common stock having a fair market value equal to the minimum amount of such required withholding taxes. To satisfy withholding requirements for shares that vested through March 31, 2019, certain participants elected to forfeit receipt of an aggregate of 29,390 shares of Class A common stock at a weighted average per share price of $22.71 based on the closing price of our Class A common stock on the dates the shares vested in 2019, in lieu of the federal and state minimum statutory tax withholding requirements. We remitted $0.7 million to the proper taxing authorities in satisfaction of the employees' minimum statutory withholding requirements.

Note 7.	Commitments and Contingencies

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

We had $33.4 million and $36.3 million of outstanding and undrawn letters of credit as of March 31, 2019 and December 31, 2018, respectively. The letters of credit are maintained primarily to support our insurance programs.

Note 8.	Leases

We finance a portion of our revenue equipment, office and terminal properties, computer and office equipment, and other equipment using leases. A number of these leases include one or more options to renew or extend the agreements beyond the expiration date or to terminate the agreement prior to the lease expiration date, and such options are included in or excluded from the lease term, respectively, when those options are reasonably certain to be exercised. Our lease obligations do not typically include residual value guarantees or material restrictive covenants. A summary of our lease obligations at March 31, 2019 is as follows:

(dollars in thousands)	Three months ended
March 31, 2019
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	1,411
Interest on lease liabilities	227
Operating lease cost	6,182
Variable lease cost	-

Total lease cost	$7,820

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,146
Operating cash flows from operating leases	6,182
Financing cash flows from finance leases	227
Right-of-use assets obtained in exchange for new finance lease liabilities	-
Right-of-use assets obtained in exchange for new operating lease liabilities	4,146
Weighted-average remaining lease term—finance leases	3.5 years
Weighted-average remaining lease term—operating leases	3.7 years
Weighted-average discount rate—finance leases	3.0%
Weighted-average discount rate—operating leases	4.0%

Right-of-use assets of $39.1 million for operating leases and $55.4 million for finance leases are included in net property and equipment in our Condensed Consolidated Balance Sheets as of March 31, 2019. Operating lease right-of-use asset amortization is included in revenue equipment rentals and purchased transportation, communication and utilities, and general supplies and expenses, depending on the underlying asset.

Our future minimum lease payments as of March 31, 2019 are summarized as follows by lease category:

(in thousands)	Operating	Finance
2019 (1)	$12,521	$7,987
2020	12,551	7,966
2021	8,765	8,226
2022	6,567	10,003
2023	631	6,842
Thereafter	2,397	1,330
Total minimum lease payments	$43,432	$42,354
Less: amount representing interest	(3,269)	(3,233)
Present value of minimum lease payments	$40,163	$39,121
Less: current portion	14,622	(6,898)
Lease obligations, long-term	$25,541	$32,223

(1) Excludes the three months ended March 31, 2019

Note 9.	Equity Method Investment

We own a minority investment in Transport Enterprise Leasing, LLC ("TEL"). TEL is a tractor and trailer equipment leasing company and used equipment reseller. We have not guaranteed any of TEL's debt and have no obligation to provide funding, services, or assets. In May 2016, the operating agreement with TEL was amended to, among other things, remove the previously agreed to fixed date purchase options. TEL’s majority owners are generally restricted from transferring their interests in TEL, other than to certain permitted transferees, without our consent. We sold no tractors or trailers to TEL during the quarter ended March 31, 2019, and we sold $0.1 million to TEL during the same 2018 quarter. We received $2.4 million and $2.1 million, respectively, for providing various maintenance services, certain back-office functions, and for miscellaneous equipment. We recognized a net reversal of previously deferred gains totaling less than $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, representing 49% of the gains on units sold to TEL less any gains previously deferred and recognized when the equipment was subsequently sold to a third party.  Deferred gains, totaling $0.2 million at March 31, 2019, are being carried as a reduction in our investment in TEL.  At March 31, 2019 and December 31, 2018, we had accounts receivable from TEL of $5.6 million and $7.2 million, respectively, related to cash disbursements made pursuant to our performance of certain back-office and maintenance functions on TEL’s behalf.

We have accounted for our investment in TEL using the equity method of accounting, and thus our financial results include our proportionate share of TEL's 2019 net income through March 31, 2019, or $3.0 million. Our investment in TEL, totaling $29.1 million and $26.1 million, at March 31, 2019 and December 31, 2018, respectively, is included in other assets in the accompanying condensed consolidated balance sheets.

See TEL's summarized financial information below:

(in thousands)	As of March 31,	As of December 31,
	2019	2018
Current Assets	$30,635	$25,877
Non-current Assets	276,925	273,987
Current Liabilities	15,875	78,530
Non-current Liabilities	241,651	176,389
Total Equity	$50,034	$44,945

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
Revenue	$27,483	$25,141
Operating Expenses	20,000	20,624
Operating Income	7,483	4,517
Net Income	$5,088	$3,017

Note 10.	Other Comprehensive Income ("OCI")

OCI is comprised of net income and other adjustments, including changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges.

The following table summarizes the change in the components of our OCI balance for the periods presented (in thousands; presented net of tax):

Details about OCI Components	Amount Reclassified from OCI for the three months ended March 31, 2019	Affected Line Item in the Statement of Operations
Gains (losses) on cash flow hedges
Interest rate swap contracts	$15	Interest expense
	(4)	Income tax expense
	$11	Net of tax

Note 11.	Goodwill and Other Assets

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

The allocation of the preliminary purchase price is subject to change based on finalization of the valuation of long-lived and intangible assets and self-insurance reserves, as well as our ongoing evaluation of Landair's accounting principles for consistency with ours. The assignment of goodwill and intangible assets to our reportable segments has not been completed as of March 31, 2019. A summary of the changes in carrying amount of goodwill is as follows:

(in thousands)

Balance at December 31, 2018	$41,598
Post-acquisition goodwill adjustments	(868)
Balance at March 31, 2019	$40,730

A summary of other intangible assets as of March 31, 2019 and December 31, 2018 is as follows:

(in thousands)	March 31, 2019
	Gross intangible assets	Accumulated amortization	Net intangible assets	Life (months)
Trade name	$4,400	$(220)	$4,180	180
Non-Compete agreement	1,400	$(210)	1,190	60
Customer relationships	28,200	$(1,763)	26,437	144
Total	$34,000	$(2,193)	$31,807

(in thousands)	December 31, 2018
	Gross intangible assets	Accumulated amortization	Net intangible assets	Life (months)
Trade name	$4,400	$(147)	$4,253	180
Non-Compete agreement	1,400	$(140)	1,260	60
Customer relationships	28,200	$(1,175)	27,025	144
Total	$34,000	$(1,462)	$32,538

The above intangible assets have a weighted average life of 145 months. The expected amortization of these assets for the next five successive years is as follows:

(In thousands)
2019	$2,192
2020	2,923
2021	2,923
2022	2,923
2023	2,783
Thereafter	18,063

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing.  In this Form 10-Q, statements relating to future reclassification of losses arising from derivative instruments and the performance of counterparties to such instruments, future impact of new accounting standards, future third-party transportation provider expenses, future tax rates, expenses, and deductions, expected freight demand and volumes, potential results of a default and testing of our fixed charge covenant under the Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, future customer relationships, expected debt reduction, future driver market conditions, expected cash flows, expected operating income and earnings per share improvements, future investments in and growth of our segments and services, future trucking capacity, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and management bonuses, expected net fuel costs, strategies for managing fuel costs, the effectiveness and impact of, and cash flows relating to, our fuel hedging contracts and fuel surcharge programs, future fluctuations in operations and maintenance expenses, future fleet size and management, the market value of used equipment, including equipment subject to operating or finance leases relative to our payment obligations under such operating leases (including residual value guarantees and the proceeds from the sale thereof), our internal control remediation plan, the anticipated impact of our investment in TEL and anticipated levels of and fluctuations relating to insurance, claims, and litigation expenses, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Such statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2018.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2018, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Executive Overview

Our earnings per share for the first quarter were comparable to the 2018 quarter despite a significantly weaker freight environment.  The Landair acquisition in July 2018, the growth of our other dedicated and brokerage business, and improved profitability from our factoring business and our minority investment in TEL more than offset the impact of lower revenue per tractor and higher operating costs. Although we are not satisfied with our first quarter financial results, we believe they reflect less impact from the reduced freight demand than in historical periods, as our growing dedicated and more contractually guaranteed service offerings generated approximately double-digit operating margins while our more seasonal and cyclical service offerings generated low single digit to negative operating margins. We attribute the consolidated improvement to our ongoing strategy of becoming increasingly embedded in our customers’ supply chains to reduce the cyclicality of our business.

The main positives in the first quarter were 1) improvement in the operating income and operating margin at our Managed Freight segment, including successful integration of Landair’s warehousing and transportation management service offerings, 2) the organic growth of our freight brokerage service offering as compared to the first quarter of 2018, and 3) improved year-over-year earnings contributed from our investment in TEL. The main negatives in the quarter were 1) the operating margin declines of our expedited and solo refrigerated service offerings, 2) an approximate 6.1% decrease in average freight revenue per tractor for our Truckload segment, excluding Landair’s truckload operations versus the first quarter of 2018, 3) increased Truckload operating costs on a per mile basis, most notably the unfavorable employee wages and casualty insurance claims costs, partially offset by improved net depreciation expense,  and 4) the $23.2 million quarterly increase in our total net indebtedness primarily related to the growth of receivables purchased by our factoring division during the first quarter of 2019.

Additional items of note for the first quarter of 2019 include the following:

●
Total revenue of $219.2 million, an increase of 26.3% compared with the first quarter of 2018, and freight revenue of $195.8 million (which excludes revenue from fuel surcharges), an increase of 30.1% compared with the first quarter of 2018;

●	Operating income of $5.4 million, compared with operating income of $6.4 million in the first quarter of 2018;

●	Net income of $4.4 million, or $0.24 per basic and diluted share, compared with net income of $4.4 million, or $0.24 per basic and diluted share, in the first quarter of 2018;

●	With available borrowing capacity of $32.0 million under our Credit Facility as of March 31, 2019, we do not expect to be required to test our fixed charge covenant in the foreseeable future;

●
Our Managed Freight segment’s total revenue increased to $46.6 million in the 2019 quarter from $19.0 million in the 2018 quarter and operating income increased to $4.2 million in the 2019 quarter from $1.1 million in the 2018 quarter;

●	Our equity investment in TEL provided $3.0 million of pre-tax earnings compared to $1.5 million in the first quarter of 2018;

●	Since December 31, 2018, total net indebtedness increased by $23.2 million to $279.0 million; and

●	Stockholders' equity and tangible book value at March 31, 2019, were $347.7 million, or $14.94 per basic share.

We intend to continue executing our strategic plan of becoming increasingly embedded in our customers’ supply chains by growing our Managed Freight segment and the portions of our Truckload segment with more predictable long-term contracts. Based on the current freight market and normal seasonal patterns, we expect second quarter 2019 adjusted earnings per diluted share to be fairly consistent with the prior year quarter, based on the favorable impact of earnings contribution from Landair’s service offerings, partially offset by the unfavorable impact of the slower freight market in general.

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

Operating Ratio

	Three months ended March 31,
GAAP Operating Ratio:	2019	OR %	2018	OR %
Total revenue	$219,181		$173,566
Total operating expenses	213,755	97.5%	167,141	96.3%
Operating income	$5,426		$6,425

Adjusted Operating Ratio:	2019	Adj. OR %	2018	Adj. OR %
Total revenue	$219,181		$173,566
Fuel surcharge revenue	(23,420)		(23,103)
Freight revenue (total revenue, excluding fuel surcharge)	195,761		150,463

Total operating expenses	213,755		167,141
Adjusted for:
Fuel surcharge revenue	(23,420)		(23,103)
Amortization of intangibles(1)	(731)		-
Adjusted operating expenses	189,604	96.9%	144,038	95.7%
Adjusted operating income	$6,157		$6,425

(1)	“Amortization of intangibles” reflects the non-cash amortization expense relating to intangible assets identified in the July 2018 acquisition of Landair.

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

Our main measures of profitability are operating ratio and adjusted operating ratio, which we define as operating expenses, net of fuel surcharge revenue, divided by total revenue, less fuel surcharge revenue and amortization of intangibles, or freight revenue. See page 20 for the uses and limitations associated with adjusted operating ratio.

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

Managed Freight is comprised primarily of freight brokerage, transportation management services ("TMS"), and shuttle and switching services. Included in Managed Freight are our warehousing, shuttle and switching, and accounts receivable factoring businesses, which do not meet the aggregation criteria, but only accounted for $8.3 million, $3.7 million, and $1.8 million of our revenue, respectively, during the period ended March 31, 2019.

Revenue Equipment

At March 31, 2019, we operated 3,103 tractors and 7,074 trailers. Of such tractors, 2,253 were owned, 524 were financed under operating leases, and 315 were provided by independent contractors, who provide and drive their own tractors.  Of such trailers, 5,453 were owned, none were financed under operating leases, and 1,621 were financed under finance type leases.  We finance a small portion of our tractor fleet and larger portion of our trailer fleet with operating leases, which generally run for a period of three to five years for tractors and five to seven years for trailers.  At March 31, 2019, our fleet had an average tractor age of 2.3 years and an average trailer age of 3.9 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2019 TO THREE MONTHS ENDED MARCH 31, 2018

The following tables set forth the percentage relationship of certain items to total revenue and freight revenue (total revenue less fuel surcharge revenue) for the periods indicated, where applicable (dollars in thousands):

Revenue

	Three months ended March 31,
	2019	2018
Revenue:
Freight revenue	$195,761	$150,463
Fuel surcharge revenue	23,420	23,103
Total revenue	$219,181	$173,566

For the quarter ended March 31, 2019, total revenue increased approximately $45.6 million, or 26.3%, to $219.2 million from $173.6 million in the 2018 quarter. Freight revenue increased approximately $45.3 million, or 30.1%, to $195.8 million for the quarter ended March 31, 2019, from $150.5 million in the 2018 quarter, while fuel surcharge revenue increased $0.3 million quarter-over-quarter. The increase in freight revenue resulted from a $27.5 million increase in freight revenue from our Managed Freight segment and a $18.1 million increase in freight revenue from our Truckload segment.

Managed Freight revenue increased $27.5 million quarter-over-quarter, primarily as a result of Landair’s contribution of $20.4 million to combined Managed Freight operations, in addition to growth with existing customers and our focus on growing the offerings within this segment.

The $18.1 million increase in Truckload revenue relates to a 560 (or 21.9%) average tractor increase, offset by a 6.7% decrease in average freight revenue per tractor per week from the 2018 quarter. Landair contributed $22.7 million of freight revenue to consolidated Truckload operations for the quarter ended March 31, 2019, and the July 2018 Landair acquisition was primarily responsible for the increase in average tractors. The decrease in average freight revenue per tractor per week for the quarter ended March 31, 2019 is the result of a 12.5%  decrease in average miles per unit, partially offset by an 11.6 cents per mile (or 6.6%) increase in average rate per total mile compared to the 2018 quarter. Team-driven trucks decreased to an average of 863 teams in the first quarter of 2019, a decrease of approximately 3.5% from the average of 894 teams in the first quarter of 2018.

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

Salaries, wages, and related expenses

	Three months ended March 31,
	2019	2018
Salaries, wages, and related expenses	$79,503	$60,619
% of total revenue	36.3%	34.9%
% of freight revenue	40.6%	40.3%

Salaries, wages, and related expenses increased approximately $18.9 million, or 31.2%, for the three months ended March 31, 2019, compared with the same quarter in 2018. As a percentage of total revenue, salaries, wages, and related expenses increased to 36.3% of total revenue for the three months ended March 31, 2019, from 34.9% in the same quarter in 2018. As a percentage of freight revenue, salaries, wages, and related expenses increased to 40.6% of freight revenue for the three months ended March 31, 2019, from 40.3% in the same quarter in 2018. These increases are primarily due to increased headcount from the Landair acquisition, as well as driver and non-driver pay increases since the first quarter of 2018.

When compared to periods prior to the Landair acquisition, we expect salaries, wages and related expenses will be higher as a result of the increased headcount resulting from the Landair acquisition. We believe salaries, wages, and related expenses will increase going forward as a result of a tight driver market, which continues to offer significant challenges, wage inflation, higher healthcare costs, and, in certain periods, increased incentive compensation due to better performance. In particular, we expect driver pay to increase as we look to reduce the number of unseated tractors in our fleet in a tight market for drivers. Future changes to driver compensation will be impacted based on future trends in freight rates. Salaries, wages, and related expenses will fluctuate to some extent based on the percentage of revenue generated by independent contractors and our Managed Freight segment, for which payments are reflected in the purchased transportation line item.

Fuel expense

	Three months ended March 31,
	2019	2018
Fuel expense	$27,832	$27,181
% of total revenue	12.7%	15.7%

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

The rate of fuel price changes also can have an impact on results. Most fuel surcharges are based on the average fuel price as published by the Department of Energy (“DOE”) for the week prior to the shipment, meaning we typically bill customers in the current week based on the previous week's applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Ultra low sulfur diesel prices as measured by the DOE remained relatively flat in the first quarter of 2019 compared with the same quarter in 2018, at $3.02 per gallon.

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

	Three months ended March 31,
	2019	2018
Total fuel surcharge	$23,420	$23,103
Less: Fuel surcharge revenue reimbursed to independent contractors and other third parties	2,942	2,595
Company fuel surcharge revenue	$20,478	$20,508
Total fuel expense	$27,832	$27,181
Less: Company fuel surcharge revenue	20,478	20,508
Net fuel expense	$7,354	$6,673
% of freight revenue	3.8%	4.4%

Total fuel expense increased approximately $0.7 million, or 2.4%, for the three months ended March 31, 2019, compared with the same quarter in 2018. As a percentage of total revenue, total fuel expense decreased to 12.7% of total revenue for the three months ended March 31, 2019, from 15.7% in the same quarter in 2018. As a percentage of freight revenue, total fuel expense decreased to 14.2% of freight revenue for the three months ended March 31, 2019, as compared to 18.1% for the 2018 quarter. These changes in total fuel expense as a percentage of total revenue for the quarter ended March 31, 2019 are primarily due the aforementioned increases in average rate per total mile, as the average price per gallon of ultra-low sulfur diesel as measured by the DOE remained relatively flat.

Net fuel expense increased $0.7 million, or 10.2%, for the three months ended March 31, 2019, as compared to the same 2018 quarter. As a percentage of freight revenue, net fuel expense decreased to 3.8% for the three months ended March 31, 2019, as compared to 4.4% for the 2018 quarter. The change in net fuel expense is primarily due to a greater percentage of miles driven by independent contractors, where we pay a rate that reflects then-existing fuel prices and we do not have the natural hedge created by fuel surcharge. The increases were partially offset by brokering less freight and the tiered reimbursement structure of certain fuel surcharge agreements.

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

Given recent historical lows, we would expect diesel fuel prices to increase over the next few years. However, we expect to continue to experience improved fuel economy as we upgrade our tractor fleet, and while our fuel surcharge recovery has remained relatively flat, the possibility of further improvement exists if efforts to grow our dedicated business are successful.

Operations and maintenance

	Three months ended March 31,
	2019	2018
Operations and maintenance	$15,174	$11,730
% of total revenue	6.9%	6.8%
% of freight revenue	7.8%	7.8%

For the periods presented, the changes in operations and maintenance were not significant as either a percentage of total revenue or freight revenue.

Going forward, we believe this category will fluctuate based on several factors, including expected upgrades to Landair’s fleet, our continued ability to maintain a relatively young fleet in our other operating companies, accident severity and frequency, weather, and the reliability of new and untested revenue equipment models.

Revenue equipment rentals and purchased transportation

	Three months ended March 31,
	2019	2018
Revenue equipment rentals and purchased transportation	$48,670	$30,691
% of total revenue	22.2%	17.7%
% of freight revenue	24.9%	20.4%

Revenue equipment rentals and purchased transportation increased approximately $18.0 million, or 58.6%, for the three months ended March 31, 2019, compared with the same quarter in 2018. As a percentage of total revenue, revenue equipment rentals and purchased transportation increased to 22.2% of total revenue for the three months ended March 31, 2019, from 17.7% in the same quarter in 2018. As a percentage of freight revenue, revenue equipment rentals and purchased transportation increased to 24.9% of freight revenue for the three months ended March 31, 2019, from 20.4% in the same quarter in 2018. These increases were primarily the result of the acquisition of Landair's managed freight business, which added to overall purchased transportation cost but at a lower percentage than the historic business. Additionally, we experienced increases due to a more competitive market for sourcing third-party capacity in our existing Managed Freight segment. Additionally, the percentage of the total miles run by independent contractors increased from 11.0% for the 2018 quarter to 12.6% for the 2019 quarter. We expect revenue equipment rentals to decrease going forward as a result of our increase in acquisition of revenue equipment through finance leases rather than operating leases, particularly as we transition Landair from operating leases to owned equipment. As discussed below, this decrease may be partially or fully offset by an increase in purchased transportation, as we expect to continue to grow our Managed Freight segment, as well as a result of reduced capacity.

We expect purchased transportation to increase as we seek to grow our Managed Freight segment. In addition, if fuel prices increase, it would result in a further increase in what we pay third party carriers and independent contractors. However, this expense category will fluctuate with the number and percentage of loads hauled by independent contractors, loads handled by Managed Freight, and tractors, trailers, and other assets financed with operating leases. In addition, factors such as the cost to obtain third party transportation services and the amount of fuel surcharge revenue passed through to the third party carriers and independent contractors will affect this expense category. If industry-wide trucking capacity were to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party transportation providers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of freight revenue absent an offsetting increase in revenue. We continue to actively recruit independent contractors and, if we are successful, we would expect this line item to increase as a percentage of revenue.

Operating taxes and licenses

	Three months ended March 31,
	2019	2018
Operating taxes and licenses	$3,183	$2,660
% of total revenue	1.5%	1.5%
% of freight revenue	1.6%	1.8%

For the periods presented, the changes in operating taxes and licenses were not significant as either a percentage of total revenue or freight revenue.

Insurance and claims

	Three months ended March 31,
	2019	2018
Insurance and claims	$11,235	$8,685
% of total revenue	5.1%	5.0%
% of freight revenue	5.7%	5.8%

Insurance and claims, consisting primarily of premiums and deductible amounts for liability, physical damage, and cargo damage insurance and claims, increased approximately $2.6 million, or 29.4% for the three months ended March 31, 2019, compared with the same quarter in 2018. As a percentage of total revenue, insurance and claims increased to 5.1% of total revenue for the three months ended March 31, 2019, from 5.0% in the same quarter in 2018. As a percentage of freight revenue, insurance and claims decreased to 5.7% of freight revenue for the three months ended March 31, 2019, from 5.8% in the same quarter in 2018. Insurance and claims per mile cost increased to 13.9 cents per mile in the first quarter of 2019 from 11.6 cents per mile in the first quarter of 2018. The per mile increase is primarily the result of development on prior period claims during the three months ended March 31, 2019, partially offset by decreased frequency of accidents, compared to the same 2018 period. Our rate of chargeable accidents per million miles, as measured by the U.S. Department of Transportation, decreased by 13.0% in 2019, compared to the 2018 period.

Our auto liability (personal injury and property damage), cargo, and general liability insurance programs include significant self-insured retention amounts. We are also self-insured for physical damage to our equipment. Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. We periodically evaluate strategies to efficiently reduce our insurance and claims expense. The auto liability policy contains a feature whereby we are able to retroactively obtain a partial refund of the premium in exchange for taking on the liability for incidents that occurred during the period and releasing the insurers. This is referred to as "commuting" the policy or "policy commutation." In several past periods we have commuted the policy, which has lowered our insurance and claims expense. We intend to evaluate our ability to commute the current policy and any such commutation could significantly impact insurance and claims expense. Our prior auto liability policy that ran from October 1, 2014 through March 31, 2018, included a commutation provision if we were to commute the policy for the entire 42 months. Based on claims paid to date, the policy premium release refund could range from zero to $4.9 million, depending on actual claims settlements in the future. Effective April 2018, we entered into new auto liability policies with a three-year term. The policy includes a limit for a single loss of $9.0 million, an aggregate of $18.0 million for each policy year, and a $30.0 million aggregate for the 36 month term ended March 31, 2021. The policy includes a policy release premium refund or commutation option of up to $14.0 million, less any future amounts paid on claims by the insurer. A decision with respect to commutation of the policy could be made before April 1, 2021. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation of either policy period, and accordingly, no related amounts were recorded at March 31, 2019.

Communications and utilities

	Three months ended March 31,
	2019	2018
Communications and utilities	$1,718	$1,741
% of total revenue	0.8%	1.0%
% of freight revenue	0.9%	1.2%

For the periods presented, the changes in communications and utilities were not significant as either a percentage of total revenue or freight revenue.

General supplies and expenses

	Three months ended March 31,
	2019	2018
General supplies and expenses	$6,731	$4,139
% of total revenue	3.1%	2.4%
% of freight revenue	3.4%	2.8%

General supplies and expenses increased approximately $2.6 million, or 62.6%, for the three months ended March 31, 2019, compared with the same quarter in 2018.  As a percentage of total revenue, general supplies and expenses increased to 3.1% of total revenue for the three months ended March 31, 2019, from 2.4% in the same quarter in 2018.  As a percentage of freight revenue, general supplies and expenses increased to 3.4% of freight revenue for the three months ended March 31, 2019, from 2.8% in the same quarter in 2018. These increases primarily relate to the acquisition of Landair, which contributed $1.8 million to general supplies and expenses during the 2019 quarter. We expect general supplies and expenses to continue at approximately the first quarter 2019 level, with year-over-year changes moderating in the third quarter of 2019 and thereafter, since Landair was acquired in July 2018.

Depreciation and amortization

	Three months ended March 31,
	2019	2018
Depreciation and amortization	$19,709	$19,695
% of total revenue	9.0%	11.3%
% of freight revenue	10.1%	13.1%

Depreciation and amortization consists primarily of depreciation of tractors, trailers, and other capital assets offset or increased, as applicable, by gains or losses on dispositions of capital assets, as well as amortization of intangible assets.  Depreciation and amortization increased by less than $0.1 million, or 0.1%, for the three months ended March 31, 2019, compared with the same quarter in 2018. As a percentage of total revenue, depreciation and amortization decreased to 9.0% of total revenue for the three months ended March 31, 2019, from 11.3% in the same quarter in 2018.  As a percentage of freight revenue, depreciation and amortization decreased to 10.1% of freight revenue for the three months ended March 31, 2019, from 13.1% in the same quarter in 2018. Excluding gains and losses, depreciation increased $0.5 million to $19.1 million for the 2019 period, compared to $18.6 million in 2018. Gains on the sale of property and equipment were $0.1 million in the 2019 quarter, compared to losses of $1.1 million in the 2018 quarter. Amortization of intangible assets increased to $0.7 million for the three months ended March 31, 2019, compared to zero in the 2018 period, due to the Landair acquisition.

We expect depreciation and amortization, including amortization of intangible assets, to remain relatively consistent going forward. However, if the used tractor market were to decline, we could have to adjust residual values and increase depreciation or experience increased losses on sale.

Interest expense, net

	Three months ended March 31,
	2019	2018
Interest expense, net	$2,446	$1,960
% of total revenue	1.1%	1.1%
% of freight revenue	1.2%	1.3%

For the periods presented, the changes in interest expense, net were not significant as either a percentage of total revenue or freight revenue.

This line item will fluctuate based on our decision with respect to purchasing revenue equipment with debt versus operating leases, as well as our ability to continue to generate profitable results and reduce our leverage. Going forward, we expect this line item to decrease if we are able to reduce our debt as planned.

Income from equity method investment

	Three months ended March 31,
	2019	2018
Income from equity method investment	$3,035	$1,490

We have accounted for our investment in TEL using the equity method of accounting and thus our financial results include our proportionate share of TEL's net income. For the three months ended March 31, 2019, the increase in TEL's contributions to our results is primarily due to growth in TEL’s lease offerings, as well as improvements in the used tractor market compared to the same 2018 quarter. We expect the impact on our earnings resulting from our investment in TEL to improve year-over-year, based on the fixed nature of lease revenue and expenses and the growth experienced during 2018.

Income tax expense

	Three months ended March 31,
	2019	2018
Income tax expense	$1,582	$1,538
% of total revenue	0.7%	0.9%
% of freight revenue	0.8%	1.0%

For the periods presented, the changes in income tax expense were not significant as either a percentage of total revenue or freight revenue.

The effective tax rate is different from the expected combined tax rate due primarily to permanent differences related to our per diem pay structure for drivers. Due to the partial nondeductible effect of the per diem payments, our tax rate will fluctuate in future periods as income fluctuates. We are currently estimating our 2019 effective income tax rate to be approximately 27.1%.

 RESULTS OF SEGMENT OPERATIONS

We have two reportable segments, truckload services, which we refer to as Truckload, and Managed Freight. Our Managed Freight segment has service offerings ancillary to our Truckload services, including: freight brokerage service provided both directly and through freight brokerage agents, who are paid a commission for the freight they provide, transportation management services, and shuttle and switching services. These operations consist of several operating segments, which are aggregated due to similar margins and customers. Included in Managed Freight are our warehousing, shuttle and switching, and accounts receivable factoring businesses, which do not meet the aggregation criteria, but only accounted for $8.3 million, $3.7 million, and $1.8 million of our revenue, respectively, during the period ended March 31, 2019.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2019 TO THREE MONTHS ENDED MARCH 31, 2018

The following table summarizes financial and operating data by reportable segment:

	Three months ended
	March 31,
(in thousands)	2019	2018
Revenues:
Truckload	$172,660	$154,548
Managed Freight	46,521	19,018
Total	$219,181	$173,566

Operating Income:
Truckload	$1,276	$5,361
Managed Freight	4,150	1,064
Total	$5,426	$6,425

For the 2019 quarter, Truckload total revenue increased $18.1 million due to a $18.0 million increase in freight revenue, as well as a $0.1 million increase in fuel surcharge revenue. The increase in freight revenue primarily relates to a 560 (or 21.9%) average tractor increase, offset by a 6.7% decrease in average freight revenue per tractor per week from the 2018 quarter. Landair contributed $22.7 million of revenue to consolidated Truckload operations for the quarter ended March 31, 2019, and the July 2018 acquisition was primarily responsible for the increase in average tractors. The decrease in average freight revenue per tractor per week for the quarter ended March 31, 2019 is the result of a 12.5% decrease in average miles per unit, partially offset by an 11.6 cents per mile (or 6.6%) increase in average rate per total mile compared to the 2018 quarter. Team-driven trucks decreased to an average of 870 teams in the first quarter of 2019, a decrease of approximately 2.7% from the average of 894 teams in the first quarter of 2018.

Our Truckload operating income was $4.1 million lower in the 2019 quarter than in the same 2018 quarter, due to an increase in operating costs per mile, net of fuel surcharge revenue, primarily related to the abovementioned increases in salaries and driver compensation and insurance and claims expense, as well as increases in purchased transportation. These increases were partially offset by increases in revenue.

Managed Freight total revenue and operating income increased $27.6 million and $3.1 million, respectively, quarter-over-quarter primarily as a result of Landair’s contribution of $20.4 million of revenue and $2.1 million of operating income, as well as growth with existing customers and our focus on growing the offerings within this segment.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments over the short-term and the long-term. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operations, long-term operating leases, finance leases, secured installment notes with finance companies, and proceeds from the sale of our used revenue equipment. Going forward, we expect revenue equipment acquisitions through purchases and finance leases to increase as a percentage of our fleet as we decrease our use of operating leases. Further, we expect to increase our capital allocation toward dedicated, transportation management services, and other managed freight solutions to become the go-to partner for our customers’ most critical transportation and logistics needs. We had working capital (total current assets less total current liabilities) of $92.8 million and $84.3 million at March 31, 2019 and 2018, respectively. Our working capital on any particular day can vary significantly due to the timing of collections and cash disbursements. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

We expect borrowings from the financial affiliates of our primary revenue equipment suppliers to be available to fund most new tractors expected to be delivered in 2019, while any other property and equipment purchases, including trailers, are expected to be funded with a combination of notes, operating leases, finance leases, and/or from the Credit Facility. With a relatively young average fleet age at March 31, 2019, we believe we have flexibility to manage our fleet, and we plan to regularly evaluate our tractor replacement cycle, new tractor purchase requirements, and purchase options. If we are successful in our attempts to grow our independent contractor fleet, our capital requirements would be reduced. Our current tractor fleet plan for full-year 2019 includes the delivery of approximately 1,165 new company tractors and the disposal of approximately 1,200 used tractors. Over the course of 2019, the size of our tractor fleet is expected to be flat to down 2.0% compared to the 3,154 tractors we operated as of December 31, 2018, depending on our ability to secure additional long-term dedicated contracts from shippers and our ability to hire and retain professional drivers to seat our tractors. As of March 31, 2019, we had $29.6 million of borrowings outstanding, undrawn letters of credit outstanding of approximately $33.4 million, and available borrowing capacity of $32.0 million under the Credit Facility. Fluctuations in the outstanding balance and related availability under our Credit Facility are driven primarily by cash flows from operations and the timing and nature of property and equipment additions that are not funded through notes payable, as well as the nature and timing of collection of accounts receivable, payments of accrued expenses, and receipt of proceeds from disposals of property and equipment. Unless we decide to make any strategic investments during the year, we anticipate paying off an aggregate of approximately $40.0 to $60.0 million of financing and lease liabilities, comprised of both on and off balance sheet obligations, during 2019. Refer to Note 5, “Debt” of the accompanying consolidated financial statements for further information about material debt agreements.

Cash Flows

Net cash flows provided by operating activities decreased $27.5 million in the quarter ended March 31, 2019 compared with the 2018 quarter, primarily due to increases in receivables and driver advances resulting from growth of receivables purchased by our factoring division, fluctuations in cash flows from accounts payable and accrued expenses, which primarily related to the timing and amount of payments on our trade accounts in the 2019 quarter compared to the 2018 quarter, as well as the timing of payment of insurance claims affecting our insurance and claims accrual.

Net cash flows used by investing activities was $33.5 million in the 2019 quarter, compared to $13.7 million in the 2018 quarter. The change in net cash flows used by investing activities was primarily the result of the timing of our trade cycle whereby we took delivery of approximately 209 new company tractors and disposed of approximately 40 used tractors in the 2019 quarter compared to delivery and disposal of approximately 286 and 252 tractors, respectively in the same 2018 period.

Net cash flows provided by financing activities was approximately $32.2 million in the 2019 quarter compared to less than $0.1 million in the same 2018 quarter. The change in Net cash flows provided by financing activities was primarily a function of net proceeds in the 2019 quarter and net repayments in the 2018 quarter relating to both notes payable and under our Credit Facility.

Going forward, our cash flow may fluctuate depending on capital expenditures, future stock repurchases, strategic investments or divestitures, and the extent of future income tax obligations and refunds.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2019, there were no material changes in our commitments or contractual liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2018 Annual Report on Form 10-K, other than adoption of Topic 842, Leases, as discussed in Note 1, “Significant Accounting Policies” of the accompanying consolidated financial statements.

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

In an effort to seek to reduce the variability of the ultimate cash flows associated with fluctuations in diesel fuel prices, we have periodically entered into various derivative instruments, including forward futures swap contracts. We have historically entered into hedging contracts with respect to ultra low sulfur diesel (“ULSD”). Under these contracts, we paid a fixed rate per gallon of ULSD and received the monthly average price of Gulf Coast ULSD. The retrospective and prospective regression analyses provided that changes in the prices of diesel fuel and ULSD were deemed to be highly effective based on the relevant authoritative guidance. At March 31, 2019, there are no remaining fuel hedge contracts. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

A one dollar increase in the price of diesel per gallon would decrease our net income by $4.7 million. This sensitivity analysis considers that we expect to purchase approximately 40.9 million gallons of diesel during the remainder of 2019, with an assumed fuel surcharge recovery rate of  84.1% of the cost (which was our fuel surcharge recovery rate during the quarter ended March 31, 2019).

INTEREST RATE RISK

In August 2015, we entered into an interest rate swap agreement with a notional amount of $28.0 million, which was designated as a hedge against the variability in future interest payments due on the debt associated with the purchase of our corporate headquarters. The terms of the swap agreement effectively convert the variable rate interest payments on this note to a fixed rate of 4.2% through maturity on August 1, 2035. In 2016 and 2017, we also entered into several other interest rate swaps, which were designated to hedge against the variability in future interest rate payments due on rent associated with the purchase of certain trailers. Because the critical terms of the swap and hedged items coincide, in accordance with the requirements of ASC 815, the change in the fair value of the derivative is expected to exactly offset changes in the expected cash flows due to fluctuations in the LIBOR rate over the term of the debt instrument, and therefore no ongoing assessment of effectiveness is required. The fair value of all interest rate swap agreements that were in effect at March 31, 2019, of approximately $0.3 million, is included in other short and long-term assets and other short and long-term liabilities, as appropriate based upon each swap agreement's position, in the condensed consolidated balance sheet and is included in Accumulated other comprehensive (loss) income, net of tax. Additionally, $0.1 million was reclassified from accumulated other comprehensive income into our results of operations as additional interest expense for the three months ended March 31, 2019, related to changes in interest rates during such quarter. Based on the amounts in accumulated other comprehensive income as of March 31, 2019, we expect to reclassify losses of approximately less than $0.1 million, net of tax, on derivative instruments from accumulated other comprehensive income into our results of operations during the next twelve months due to changes in interest rates. The amounts actually realized will depend on the fair values as of the date of settlement.

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed-rate and variable-rate obligations to manage our interest rate exposure. Fixed-rate obligations expose us to the risk that interest rates might fall. Variable-rate obligations expose us to the risk that interest rates might rise. Of our total $310.0 million of debt and finance leases, we had $62.6 million of variable rate debt outstanding at March 31, 2019, including our Credit Facility, a real-estate note and certain equipment notes, of which the real-estate note of $24.6 million was hedged with the interest rate swap agreement at 4.2% and certain of our equipment notes totaling $8.5 million were hedged to provide a weighted average interest rate of 2.0%. The interest rates applicable to these agreements are based on either the prime rate or LIBOR. Our earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At our March 31, 2019 level of borrowing, a 1% increase in our applicable rate would reduce annual net income by less than $0.1 million. Our remaining debt is fixed rate debt, and therefore changes in market interest rates do not directly impact our interest expense.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our disclosure controls and procedures were not effective as of March 31, 2019.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. In accordance with our remediation plan, we have and will continue to (i) develop a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems impacting financial reporting; (ii) implement controls to address and maintain documentation of completeness and accuracy of system generated information used to support the operation of the controls; (iii) develop enhanced change-management intake procedures and controls related to changes in IT systems; (iv) implement an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) enhance monthly reporting on the remediation measures to the Audit Committee of our Board of Directors.

As of March 31, 2019, we have taken substantial action to implement our remediation plan. We have started developing a training program to address ITGCs and related policies. Management has implemented controls to address system generated information, which includes additional testing of financially significant reports and interfaces before any related changes are made to the underlying systems, reports, or data. To address intake procedures, we have added additional procedures to identify changes that could impact systems, data or reports that are financially significant. We have key personnel reviewing information technology management review and testing plans to monitor ITGCs. Finally, management has enhanced reporting to the Audit Committee of our Board of Directors by reviewing the Company’s remediation efforts with Audit Committee members during each of the three months in first quarter fiscal 2019. We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

Other than the remediation process described above, the implementation of controls that may materially affect internal controls related to Landair, and the implementation of controls related to our adoption of Topic 842, Leases, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Form 10-K for the year ended December 31, 2018, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2019, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under our Credit Facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS

Exhibit Number	Reference	Description
3.1	#	Second Amended and Restated Articles of Incorporation
3.2	(1)	Third Amended and Restated Bylaws
4.1	#	Second Amended and Restated Articles of Incorporation
4.2	(1)	Third Amended and Restated Bylaws
31.1	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Principal Executive Officer
31.2	#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Principal Financial Officer
32.1	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David R. Parker, the Company's Chief Executive Officer
32.2	##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Richard B. Cribbs, the Company's Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
References:
(1)	Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, filed March 14, 2019.
#	Filed herewith.
##	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENANT TRANSPORTATION GROUP, INC.

Date: May 10, 2019	By:	/s/ Richard B. Cribbs
Richard B. Cribbs
Executive Vice President and Chief Financial Officer in his capacity as such and as a duly authorized officer on behalf of the issuer